Form 10-K
period 1993-12-31
COCA COLA ENTERPRISES INC
filed 1994-03-14
CIK 804055

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER 01-09300

                          COCA-COLA ENTERPRISES INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     58-0503352
     (STATE OF INCORPORATION)                    (IRS EMPLOYER IDENTIFICATION
                                                            NUMBER)

               ONE COCA-COLA PLAZA, N.W., ATLANTA, GEORGIA 30313
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (404) 676-2100
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                             ---------------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                          WHICH REGISTERED
- ----------------------------------------       ---------------------------------
 Common Stock, par value $1.00 per share            New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X      No
                                   ---    ----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of Common Stock held by nonaffiliates of the registrant as of March 1, 1994 was $1,084,391,309.

     There were 129,577,651 shares of Common Stock outstanding as of March 1, 1994.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of
Share Owners to be held on April 13, 1994 are incorporated by reference in Part III hereof.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I
          ITEM 1.      BUSINESS.....................................................    1
                         Introduction...............................................    1
                         Relationship with The Coca-Cola Company....................    2
                         Acquisitions and Divestitures..............................    3
                         Territories................................................    3
                         Products...................................................    4
                         Marketing..................................................    4
                         Raw Materials..............................................    5
                         Domestic Bottle Contracts..................................    6
                         International Bottler's Agreement..........................    9
                         Competition................................................   10
                         Employees..................................................   10
                         Governmental Regulation....................................   10
          ITEM 2.      PROPERTIES...................................................   12
          ITEM 3.      LEGAL PROCEEDINGS............................................   13
          ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........   14
          ITEM 4(A).   EXECUTIVE OFFICERS OF THE COMPANY............................   14
PART II
          ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                       MATTERS......................................................   16
          ITEM 6.      SELECTED FINANCIAL DATA......................................   18
                         Notes to Selected Financial Data...........................   20
          ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS....................................   20
                         Description of Business....................................   20
                         Operating Results..........................................   22
                         Financial Position.........................................   26
          ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................   29
                         Consolidated Statements of Operations......................   29
                         Consolidated Balance Sheets................................   30
                         Consolidated Statements of Share-Owners' Equity............   32
                         Consolidated Statements of Cash Flows......................   33
                         Notes to Consolidated Financial Statements.................   34
                         Report of Independent Auditors.............................   51
          ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                       AND FINANCIAL DISCLOSURE.....................................   52
PART III
          ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........   52
          ITEM 11.     EXECUTIVE COMPENSATION.......................................   52
          ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                       MANAGEMENT...................................................   52
          ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............   52
PART IV
          ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                       8-K..........................................................   52
                       SIGNATURES...................................................   59

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Coca-Cola Enterprises Inc. (the "Company") is in the liquid nonalcoholic refreshment business and is the world's largest producer, marketer and distributor of bottle/can soft drink products of The Coca-Cola Company.

     The Company was organized under the laws of the State of Delaware in 1944 as a wholly owned subsidiary of The Coca-Cola Company. It was inactive from 1970 until August 1986, when it was reactivated with a restated certificate of incorporation and amended bylaws. Unless the context indicates otherwise, all references in this report to the "Company" include the Company and its divisions and subsidiaries.

     On November 21, 1986, the Company sold 71,400,000 shares of its common stock to the public, reducing the percentage of the Company's common stock owned by The Coca-Cola Company immediately after the public offering from 100% to approximately 49%. The Coca-Cola Company now owns approximately 43.5% of the outstanding common stock of the Company.

     The Company produces, markets and distributes carbonated soft drink products of The Coca-Cola Company, representing approximately 55% of all bottle/can sales of carbonated soft drink products of The Coca-Cola Company in the United States. The Company estimates that the territories in which it markets beverages to retailers (including portions of 38 states, the District of Columbia, the U.S. Virgin Islands, and the Netherlands) contain approximately 150 million people. Slightly more than one-half (52%) of the population of the United States and the entire population of the Netherlands reside within the Company's territories. The Company is the principal Coca-Cola bottler in the five states in the United States (California, Florida, Texas, Washington and Virginia) with the largest increases in population from 1989 to 1993. In all of its territories, the Company sold approximately 1.6 billion equivalent cases* of liquid nonalcoholic refreshments in 1993.

Domestic Operations

     Management estimates that 1993 sales of the Company represented approximately 17% of the total 1993 dollar sales of soft drinks by all bottlers and fountain distributors in the United States. In addition, the Company's 1993 total volume sales of such products were approximately 1.5 billion equivalent cases or approximately 18% of the estimated total 1993 volume sales of soft drink products by all bottlers and fountain distributors in the United States.

     In 1993, approximately 70% of the equivalent case sales of the Company (excluding products in post-mix form) were beverages bearing the trademarks "Coca-Cola" or "Coke" ("Coca-Cola Trademark Beverages"), approximately 19% of its equivalent case sales were other beverages of The Coca-Cola Company ("Allied Beverages" and collectively with the Coca-Cola Trademark Beverages, "beverage products of The Coca-Cola Company"), and approximately 11% of its equivalent case sales were beverage products of companies other than The Coca-Cola Company. Equivalent case sales by the Company of products in bottles and cans, including products of companies other than The Coca-Cola Company, constituted approximately 87% of the equivalent case sales of the Company in 1993. The remaining 13% of the Company's equivalent case sales in 1993 related to post-mix for fountain sales.

- ---------------

* As used in this report, the term "equivalent case" refers to 192 ounces of finished beverage product (24 eight-ounce servings).

Dutch Operations

     The Company's Dutch subsidiary, Coca-Cola Beverages Nederland B. V. ("CCB Nederland"), in 1993 sold approximately 35 million equivalent cases. Approximately 96% of CCB Nederland's equivalent case sales were of beverage products of The Coca-Cola Company.

Strategy

     The Company's management believes that share of the liquid nonalcoholic refreshment market is the principal determinant of long-term profitability; improvements in market share, together with increases in per capita consumption and population, determine case sales growth. The Company's competitive strategy is to obtain profitable increases in case sales and over the long term to increase its total share of the liquid nonalcoholic refreshment market. The Company attempts to meet these objectives through (i) the development and superior execution of innovative marketing programs, (ii) the implementation of cost-effective production and distribution strategies, including capital investment in automation where appropriate, and (iii) an emphasis on the marketing of the products of The Coca-Cola Company, including new "alternative" and other beverages that the Company expects to introduce with increasing frequency when they can be expected to contribute to gross profit. Management of the Company believes that because its business is characterized by local competition that may differ from one territory to another, discipline in the execution of marketing programs at the local level is critical. Both the Company's local sales representatives and its senior management are accountable for the execution and success of such programs.

RELATIONSHIP WITH THE COCA-COLA COMPANY

     The Coca-Cola Company is the Company's largest share owner. Two Directors of the Company are executive officers of The Coca-Cola Company, and two other Directors of the Company are former executive officers of The Coca-Cola Company.

     The Company and The Coca-Cola Company are parties to a number of significant transactions and agreements incident to their respective businesses, and the Company and The Coca-Cola Company may enter into additional material transactions and agreements from time to time in the future.

     The Company conducts its business primarily under contracts with The Coca-Cola Company. These contracts give the Company the exclusive right to produce, market and distribute beverage products of The Coca-Cola Company in authorized bottles and cans in specified territories and provide The Coca-Cola Company with the ability, in its sole discretion, to establish prices, terms of payment and other terms and conditions for the purchase of concentrates and syrups from The Coca-Cola Company. See "Domestic Bottle Contracts" and "International Bottler's Agreement" below. Other significant transactions and agreements relate to, among other things, arrangements for cooperative marketing, advertising expenditures and purchases of sweeteners.

     Since 1979, The Coca-Cola Company has assisted in the transfer of ownership or financial restructuring of a majority of its United States bottler operations and has assisted in similar transfers of bottlers operating outside the United States, such as the June 1993 acquisition of CCB Nederland by the Company. Certain bottlers and interests therein have been acquired by The Coca-Cola Company and certain of those have been sold to bottlers, including the Company, which are believed by management of The Coca-Cola Company to be the best suited to manage and develop these acquired operations. The Coca-Cola Company has advised the Company that it may continue to acquire bottling companies or interests therein to assist in the transfer of acquired bottlers to other bottlers, which may or may not include the Company, viewed as the best suited to promote the interests of The Coca-Cola Company and the Coca-Cola bottler system in acquired territories. In connection with such transactions, The Coca-Cola Company may own all or part of the equity interests of acquired bottlers for varying periods of time. See "Acquisitions and Divestitures" below and "Certain Relationships and Related Transactions -- Agreements and Transactions with The

Coca-Cola Company -- Purchase of Coca-Cola Bottlers" in the 1994 Proxy Statement, which information is incorporated by reference in Item 13 hereof.

     The Company intends to acquire only bottling businesses offering the Company the ability to produce long-term share-owner value. From time to time The Coca-Cola Company may sell additional bottling businesses or additional ownership interests therein to, or buy bottling businesses or ownership interests therein from, the Company.

ACQUISITIONS AND DIVESTITURES

     During 1993, the Company acquired four bottling businesses located in Knoxville and Johnson City, Tennessee, the Netherlands and Jonesboro, Arkansas. It also acquired an engineering consulting firm in Florida, Dr Pepper franchise rights in Georgia, Rhode Island, and Wisconsin, and certain assets of a post-mix business in Connecticut. For these 1993 acquisitions the Company paid an aggregate cost, including assumed and issued debt, where applicable, of approximately $430 million. In January 1994, the Company purchased 4% of the outstanding stock of The Coca-Cola Bottling Company of New York, Inc. from The Coca-Cola Company, the controlling share owner, for approximately $6 million, with a right of first refusal exercisable within five years for any additional stock proposed to be transferred by The Coca-Cola Company. These shares represent an approximate 9% voting interest. The total cost of acquisitions since reorganization in 1986, including assumed and issued debt, where applicable, has been approximately $5.6 billion.

     Since reorganization in 1986, the total proceeds to the Company from the sale of bottlers and other businesses approximates $455 million. However, of this amount, bottlers representing sales proceeds of approximately $404 million were reacquired by the Company in 1991 as a result of the acquisition of Johnston Coca-Cola Bottling Group, Inc. ("Johnston Coca-Cola"), now a subsidiary of the Company. In 1993, the Company sold Seven-Up bottling rights in Louisiana and Dr Pepper franchise rights in Mississippi for proceeds aggregating approximately $564,000.

TERRITORIES

     The domestic bottling territories in which the Company markets its products include portions of 38 states, the District of Columbia and the U.S. Virgin Islands and contain approximately 135 million people, or about 52% of the U.S. population. Between 1989 and 1993, population in the territories in the United States in which the Company operates increased by approximately 5.9% as compared to an increase in the general United States population of approximately 3.6% during the same period.

The Company's territory in the Netherlands has a population of approximately 15 million people. The following maps identify the territories in which the Company operates:

                                     [MAP]
                            (MAPS NOT TO SAME SCALE)

PRODUCTS

     The Company produces and markets beverage products of The Coca-Cola Company. The beverage products of The Coca-Cola Company include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Sprite, diet Sprite, cherry Coke, diet cherry Coke, Fanta brand soft drinks, Fresca, Hi-C brand soft drinks, Mello Yello, diet Mello Yello, Minute Maid and diet Minute Maid brand soft drinks and Minute Maid Juices To Go, Mr. PiBB, diet Mr. PiBB, PowerAde, Ramblin' root beer and TAB. The Company also produces and markets various noncola beverage products under the trademarks of companies other than The Coca-Cola Company, including, in some markets Dr Pepper. The Company markets substantially all of the Coca-Cola Trademark Beverages, as well as TAB, Sprite and diet Sprite, and Minute Maid and diet Minute Maid orange beverages, in substantially all of its domestic territories, and markets other products of The Coca-Cola Company and other companies in selected territories. In addition to producing products for its own territories, certain of the Company's locations produce some products for sale to other Coca-Cola bottlers and major fountain accounts.

     The Coca-Cola Company and other companies manufacture concentrates, and in some cases the finished product, for sale to bottlers and to fountain wholesalers. Bottling and canning operations combine the concentrate with sweetener and carbonated water, and package the finished product in authorized bottles, cans and post-mix containers for sale to retailers. The Company purchases some products, such as PowerAde and Nestea, from contract packers. See "Marketing" and "Raw Materials" below.

     Approximately 69% of the Company's domestic equivalent case sales in 1993 (excluding post-mix) represented caloric products and the balance represented low calorie products.

MARKETING

     The Company sells its products in a variety of cans and bottles authorized by The Coca-Cola Company and other companies. Fountain syrup for use in post-mix fountain dispensers is sold in one-gallon and five-gallon containers. In 1993, excluding post-mix syrup sales, domestic equivalent case sales of the Company were packaged approximately 61% in cans, 38% in nonrefillable bottles and the balance was in various other containers. Post-mix syrup accounted for approximately 13% of the Company's domestic equivalent case sales and approximately 6% of revenues during 1993. In the Netherlands, the approximate packaging mix was 83% in returnable PET bottles and glass, 12% in steel cans, 1% in nonreturnable glass and the balance in pre-mix and post-mix containers.

     The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and the other beverage companies that supply concentrates and syrups and finished product to the Company, together with the Company, make substantial advertising expenditures in all major media to promote sales in the local areas served by the Company. In addition, the Company benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. In 1993, the Company's local media advertising expenditures were approximately $39 million, in addition to cooperative media advertising payments by The Coca-Cola Company and other beverage companies of approximately $41 million. Certain of the marketing expenditures by The Coca-Cola Company are made pursuant to annual arrangements between The Coca-Cola Company and the Company. Although The Coca-Cola Company has advised the Company that it intends to continue to provide marketing support in 1994, it is not obligated to do so under either the domestic or international bottle contracts between The Coca-Cola Company and the Company. See "Domestic Bottle Contracts" and "International Bottler's Agreement" below.

     Sales of the Company's products are seasonal, with the second and third calendar quarters generally accounting for higher sales volumes than the first and fourth quarters.

RAW MATERIALS

     In addition to concentrates, sweeteners and finished product, the Company purchases carbon dioxide, glass and plastic bottles, cans, closures, post-mix packaging (such as plastic bags in cardboard boxes) and other packaging materials. The Company generally purchases its raw materials, other than concentrates, syrups and sweeteners, from multiple suppliers. The bottle contracts with The Coca-Cola Company provide that, with respect to the products of The Coca-Cola Company, all authorized containers, closures, cases, cartons and other packages and labels must be purchased from manufacturers approved by The Coca-Cola Company.

     High fructose corn syrup currently is the principal sweetener of the beverage products, other than low-calorie products, of The Coca-Cola Company. The Company and The Coca-Cola Company have entered into arrangements for the purchase by the Company from The Coca-Cola Company of substantially all of the Company's requirements for sweeteners for 1994. See "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola
Company -- Sweetener Requirements Agreement" in the Company's 1994 Proxy Statement, which information is incorporated by reference in Item 13 hereof. The Company does not directly purchase low-calorie sweeteners because sweeteners for the low-calorie beverage products of The Coca-Cola Company are contained in the concentrate purchased by the Company from The Coca-Cola Company.

     The Company currently purchases a significant portion of the Company's requirements for plastic bottles from cooperatives owned by it and other Coca-Cola bottlers. Management of the Company believes that ownership interests in certain suppliers and the self-manufacture of certain items serve to reduce or contain costs.

     There are no materials or supplies used by the Company which are currently in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls or national emergencies.

DOMESTIC BOTTLE CONTRACTS

     The Company purchases concentrate and syrup from The Coca-Cola Company and manufactures, packages, distributes and sells the principal liquid nonalcoholic refreshment products in its domestic territories in the United States under two basic forms of bottle contracts with The Coca-Cola Company: bottle contracts that cover the Coca-Cola Trademark Beverages (the "Cola Bottle Contracts") and bottle contracts that cover the Allied Beverages (the "Allied Bottle Contracts") (herein referred to collectively as the "Bottle Contracts"). See "Introduction" and "Products" above. The Company and each of its wholly owned bottling company subsidiaries are parties to one or more separate Cola Bottle Contracts and to various Allied Bottle Contracts. In this section, unless the context indicates otherwise, a reference to the Company refers to the legal entity, which may be either the Company or one of its bottling company subsidiaries, which is a party to the Bottle Contracts with The Coca-Cola Company.

The Cola Bottle Contracts

     The Cola Bottle Contracts provide that the Company will purchase its entire requirements of concentrates and syrups for Coca-Cola Trademark Beverages from The Coca-Cola Company at prices, terms of payment and other terms and conditions of supply, as determined from time to time by The Coca-Cola Company in its sole discretion. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers, which include various configurations of cans and refillable and nonrefillable bottles. The Coca-Cola Company may determine from time to time in its sole discretion what types of containers to authorize for use with products of The Coca-Cola Company.

     The pricing terms for concentrates and syrups under the Cola Bottle Contracts provide for prices determined from time to time by The Coca-Cola Company in its sole discretion, and pursuant to the Cola Bottle Contracts, The Coca-Cola Company has established the prices charged to the Company for concentrates and syrups for Coca-Cola Trademark Beverages annually. The Company expects that net prices charged by The Coca-Cola Company in 1994 for syrup and concentrates will increase approximately 2.5% as compared to 1993 prices. Under the Bottle Contracts, The Coca-Cola Company has no rights to establish the resale prices at which the Company sells its products.

     The Company is obligated to maintain such plant and equipment, staff and distribution, and vending facilities as are capable of manufacturing, packaging and distributing Coca-Cola Trademark Beverages in authorized containers in accordance with the Cola Bottle Contracts and in sufficient quantities to satisfy fully the demand for these beverages in authorized containers in its territories; to undertake adequate quality control measures prescribed by The Coca-Cola Company; to develop and stimulate the demand for Coca-Cola Trademark Beverages in those territories; to use all approved means, and spend such funds on advertising and other forms of marketing, as may be reasonably required to satisfy that objective; and to maintain such sound financial capacity as may be reasonably necessary to assure performance by the Company and its affiliates of their obligations to The Coca-Cola Company. The Cola Bottle Contracts require the Company to meet annually with The Coca-Cola Company to discuss the Company's plans for the following year. At such meetings, the Company is obligated to present plans that set out in reasonable detail its marketing, management and advertising plans with respect to the Coca-Cola Trademark Beverages for the year, including financial plans showing that the Company and all of its bottler affiliates have the consolidated financial capacity to perform their duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If the Company carries out its plans in all material respects, it will be deemed to have satisfied its obligations to develop, stimulate and fully satisfy the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured or waived by The Coca-Cola Company within 120 days of notice of the failure, would give The Coca-Cola Company the right to terminate the Cola Bottle Contract. If the Company at any time fails to carry out a plan in all material respects in any geographic segment of its territory, and if such failure is not cured within six months after notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Bottle Contract by eliminating the portion of the territory with respect to which such failure has occurred.

     The Coca-Cola Company has no obligation under the Bottle Contracts to participate with the Company in expenditures for advertising and marketing, but it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company. Although The Coca-Cola Company has advised the Company that it intends to continue to provide various forms of marketing support in 1994 at a comparable level of support as provided in 1993, it is not obligated to do so under the Bottle Contracts.

     If the Company acquires control, directly or indirectly, of any bottler of Coca-Cola Trademark Beverages in the United States, or any party controlling a bottler of Coca-Cola Trademark Beverages in the United States, the Company must cause the acquired bottler to amend its bottle contract for the Coca-Cola Trademark Beverages to conform to the terms of the Cola Bottle Contract described above.

     The Cola Bottle Contracts are perpetual, subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default with respect to each Cola Bottle Contract include: (1) production or sale of any cola product not authorized by The Coca-Cola Company; (2) insolvency, bankruptcy, dissolution, receivership or the like; (3) any disposition by the Company of any voting securities of any bottling company without the consent of The Coca-Cola Company; and (4) any material breach of any obligation of the Company under the Cola Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company. If any Cola Bottle Contract is terminated, The Coca-Cola Company has the right to terminate all other Cola Bottle Contracts held by the bottler which is a party to the terminated contract, as well as the Cola Bottle Contracts of any other entity which such bottler controls.

     In addition, each Cola Bottle Contract held by the Company provides that The Coca-Cola Company has the right to terminate that Cola Bottle Contract if a person or affiliated group (with specified exceptions) acquires or obtains any contract, option, conversion privilege or other right to acquire, directly or indirectly, beneficial ownership of more than 10% of any class or series of voting securities of the Company; however, The Coca-Cola Company has agreed with the Company that this provision will not apply with respect to the ownership of any class or series of voting securities of Coca-Cola Enterprises Inc. although it would apply to the voting securities of each bottling company subsidiary.

     The provisions of the Cola Bottle Contracts of the Company which make it an event of default to dispose of any Cola Bottle Contract or voting securities of any bottling company subsidiary without the consent of The Coca-Cola Company and which prohibit the assignment or transfer of the Cola Bottle Contracts are designed to preclude any person not acceptable to The Coca-Cola Company from obtaining an assignment of a Cola Bottle Contract or from acquiring any voting securities of the Company's bottling subsidiaries. These provisions will prevent the Company from selling or transferring any of its interest in any bottling operations without the consent of The Coca-Cola Company. These provisions may also make it impossible for the Company to benefit from certain transactions, such as mergers or acquisitions, involving any of the bottling operations that might be beneficial to the Company and its share owners but which are not acceptable to The Coca-Cola Company.

     The terms of the Cola Bottle Contracts generally impose greater obligations upon the Company and contain events of default and termination and other provisions that are less favorable to the Company bottlers than the bottle contracts for Coca-Cola Trademark Beverages currently in effect for other Coca-Cola bottlers representing approximately 26% of 1993 domestic gallon shipments for bottled and canned beverage products of The Coca-Cola Company.

Supplementary Agreement

     In addition to the Cola Bottle Contracts with The Coca-Cola Company described above, the Company is a party to a supplementary agreement (the "Supplementary Agreement") with The Coca-Cola Company regarding the exercise by The Coca-Cola Company of its rights under the Bottle Contracts. Pursuant to the Supplementary Agreement, The Coca-Cola Company has agreed to exercise good faith and fair dealing under the Bottle Contracts; offer marketing support and exercise its rights under the Bottle Contracts in a manner consistent with its dealings with comparable bottlers; offer to the Company any material written amendment to such Bottle Contracts which it offers to any other bottler; and, subject to certain limitations, sell syrups and concentrates to the Company at prices not greater than those charged to other bottlers which are parties to agreements substantially similar to the Bottle Contracts. The Supplementary Agreement provides for a term expiring on March 15, 1999 and may be terminated by The Coca-Cola Company upon 30 days' notice in the event that The Coca-Cola Company should cease to own more than 40% of the Company's outstanding common stock.

The Allied Bottle Contracts

     The Allied Bottle Contracts contain provisions that are similar to those of the Cola Bottle Contracts with respect to pricing, authorized containers, planning, quality control, transfer restrictions and related matters, and grant similar exclusive rights with respect to the distribution of the Allied Beverages for sale in authorized containers in specified territories. Under the Allied Bottle Contracts, the Company likewise has advertising, marketing and promotional obligations, but without restriction as to the marketing of competitive products as long as there is no manufacturing or handling of other products that would imitate, infringe upon, or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and the Company has a right, but not an obligation, under each of the Allied Bottle Contracts (except under the Allied Bottle Contracts for Hi-C brand soft drinks and Minute Maid orange beverages) to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Bottle Contracts. The Allied Bottle Contracts each have a term of ten years and are renewable by the bottler for an additional ten years at the end of each ten-year period. The initial term for most of the Company's Allied Bottle Contracts will expire in 1996 and subsequent years. The Allied Bottle Contracts are subject to termination in the event of default by the Company. The Coca-Cola Company may terminate an Allied Bottle Contract in the event of: (1) insolvency, bankruptcy, dissolution, receivership or the like; (2) termination of the Cola Bottle Contract of the Company by either party for any reason; or (3) any material breach of any obligation of the Company under the Allied Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company.

Post-Mix Marketing, Fountain Appointments and Other Similar Arrangements

     The Company has in the past sold and delivered the post-mix products of The Coca-Cola Company pursuant to one-year post-mix distributorship appointments. In 1993, the Company sold and/or delivered such post-mix products in most of its major markets. Under the terms of the appointments, the Company is authorized to distribute such syrups to retailers for dispensing to consumers within the United States. The appointments are terminable by either party without cause upon ten days' written notice. Unlike the Bottle Contracts, there is no exclusive territory and the Company faces competition not only from sellers of other post-mix syrups but from other sellers of post-mix syrups of The Coca-Cola Company (including The Coca-Cola Company). Depending on the market, the Company is involved in the sale, distribution and marketing of post-mix syrups in differing degrees. In some markets, the Company sells syrup on its own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, the Company is responsible for marketing post-mix syrup to certain segments of the market. See "Certain Relationships and Related
Transactions -- Agency Billing and Delivery Arrangements" in the Company's 1994 Proxy Statement, which information is incorporated by reference in Item 13 hereof.

Other Bottle Agreements

     The bottle agreements between the Company and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these bottling agreements have limited terms of appointment and in most instances, prohibit the bottler from dealing in competitive products. Those agreements contain restrictions generally similar in effect to those in the Cola Bottle Contracts as to trade names, approved bottles, cans and labels, sale of imitations and cause for termination.

INTERNATIONAL BOTTLER'S AGREEMENT

     CCB Nederland operates in the Netherlands under a Bottler's Agreement dated December 14, 1992 (the "International Bottler's Agreement") with The Coca-Cola Company; this agreement has some significant differences from the Bottle Contracts under which the Company operates domestically.

     Unlike the Cola Bottle Contracts, which are perpetual although subject to early termination by The Coca-Cola Company under certain circumstances described above, the International Bottler's Agreement is for a term of years, expiring September 30, 1998 unless terminated earlier as provided therein. If CCB Nederland has fully complied with the agreement during the initial term, is "capable of the continued promotion, development and exploitation of the full potential of the business" and requests an extension of the agreement, an additional ten-year term may be granted at the sole discretion of The Coca-Cola Company. The Coca-Cola Company is given the right to terminate the International Bottler's Agreement before the expiration of the stated term upon the insolvency, bankruptcy, nationalization or similar condition of CCB Nederland or the occurrence of a default under the International Bottler's Agreement which is not remedied within 60 days of notice of the default being given by The Coca-Cola Company. The International Bottler's Agreement may be terminated by either party in the event foreign exchange is unavailable or local laws prevent performance.

     CCB Nederland has the exclusive right to sell the beverages covered by the International Bottler's Agreement in refillable glass bottles and PET bottles within the territory, which is described as the Netherlands, excluding the Netherlands Antilles. The covered beverages include the Coca-Cola Trademark and Allied Beverages. The Coca-Cola Company has retained the rights to produce and sell or authorize third parties to produce and sell the beverages in any other manner or form, including cans, within the territory. CCB Nederland has been granted a nonexclusive authorization to purchase finished product in cans from The Coca-Cola Company or its designee and distribute them within its territory. This authorization is granted in connection with the International Bottler's Agreement and expires on September 30, 1998, with a provision for an extension of five years at the discretion of The Coca-Cola Company. The Coca-Cola Company has granted CCB Nederland a nonexclusive authorization to package and sell post-mix and pre-mix beverages in the territory; this authorization is terminable by either party with 90 days' prior notice.

     CCB Nederland is prohibited from making sales of the beverages outside of its territory or to anyone intending to resell the beverages outside the territory without the consent of The Coca-Cola Company, except for sales arising out of an order from a customer in another member state of the European Union or for export to another such member state. The International Bottler's Agreement contemplates that there may be instances in which large or special buyers have operations transcending the boundaries of CCB Nederland's territories, and in furtherance of this, CCB Nederland and The Coca-Cola Company are cooperating in sales to such buyers.

     The Company believes that the International Bottler's Agreement is substantially similar to other agreements between The Coca-Cola Company and European bottlers of Coca-Cola Trademark and Allied Beverages.

     Similar to the Bottle Contracts under which the Company and its other subsidiaries operate, the International Bottler's Agreement provides that the sales of beverage base and other goods to CCB Nederland are at prices which are set from time to time by The Coca-Cola Company. The Company expects that net prices charged in 1994 by The Coca-Cola Company for beverage base and other goods will increase approximately 4% over 1993 prices.

     The Coca-Cola Company has no commitment to provide marketing support under the International Bottler's Agreement, but it has done so in the past and has advised CCB Nederland that it intends to continue marketing support to CCB Nederland in 1994 at a similar level as provided in 1993.

COMPETITION

     The liquid nonalcoholic refreshment business is highly competitive. Carbonated soft drink products compete with coffee, water, milk, beer and wine, sports drinks, bottled waters, tea and juices as well as with noncarbonated soft drinks, citrus and noncitrus fruit drinks and other beverages. Competitors in the soft drink industry include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, and chain store and private label soft drinks. The Company estimates that in 1993 the products of The Coca-Cola Company represented approximately 33% of total food store soft drink sales in all domestic territories in which the Company operates, and that those of PepsiCo, Inc. represented approximately 30%. The Company also estimates that in each of its domestic territories, between 55% and 72% of food store soft drink sales are accounted for by the Company and its major competitor, which in most territories is the bottler of the soft drink products of PepsiCo, Inc. Private label and store brands played an increased role in domestic food store sales in 1993 over previous years and accounted for a significant percentage of soft drink sales in the Netherlands.

     Brand recognition and pricing are significant factors affecting the Company's competitive position, and the trademarks associated with its products are the most favorable factor for the Company. Other competitive factors among bottlers are marketing, distribution methods, service to the trade and the management of sales promotion activities. Vending machine sales, packaging changes and contracts with fountain customers are also competitive factors.

     The introduction of new products has been another major competitive element in the liquid nonalcoholic refreshment industry. The Company expects The Coca-Cola Company to introduce an increasing number of new "alternative" beverages during 1994. These products include teas, fruit drinks, "natural" sodas and bottled waters.

EMPLOYEES

     As of March 1, 1994, the Company had approximately 26,500 employees, about 850 of whom are in the Netherlands. The Company is a party to collective bargaining agreements covering approximately 24% of its employees. These collective bargaining agreements expire at various dates through 1996. The Company has no reason to believe that it will be unable to renegotiate any of these agreements on satisfactory terms. Management of the Company believes that the Company's relations with its employees are generally good.

GOVERNMENTAL REGULATION

     Anti-litter measures have been enacted in the states of California, Connecticut, Delaware, Iowa, Massachusetts, Michigan, New York, Oregon and the City of Columbia, Missouri, where some of the Company bottlers operate, prohibiting the sale of certain beverages, whether in refillable or nonrefillable containers, unless a deposit is charged by the retailer for the container. The retailer or redemption center refunds the deposit to the customer upon the return of the container. The containers are then returned to the bottler, which, in most jurisdictions, must pay the refund and, in certain others, must also pay a handling fee. In the past, similar legislation has been proposed but not adopted elsewhere, although the Company anticipates that additional states or local jurisdictions may enact such laws.

     Massachusetts requires the creation of a deposit transaction fund by bottlers and the payment to the state of balances in that fund that exceed three months of deposits received, net of deposits repaid and interest earned. A portion of the Massachusetts law had been held unconstitutional by the Massachusetts Supreme Judicial Court as it related to deposits escheated to the state prior to the effective date of the law, and the Company, together with beer distributors and other soft drink bottlers, is negotiating with the Commonwealth of Massachusetts for the return of such deposits. Michigan also has a statute, effective January 1, 1990, requiring bottlers to pay to the state unclaimed container deposits. The Michigan Soft Drink Association filed a lawsuit challenging the constitutionality of the Michigan law. On February 14, 1991, a Michigan trial court ruled that the sections of the Michigan statute requiring bottlers to pay unclaimed deposits to the state were unconstitutional. The Michigan Attorney General appealed that decision. On December 20, 1993, the Michigan Court of Appeals heard oral arguments in the Michigan Soft Drink Association's lawsuit.

     Excise taxes on sales of soft drinks have been in place in various states for several years. The states in which the Company operates currently imposing such taxes are the states of Arkansas, Louisiana, North Carolina, Ohio, Tennessee and Washington. In addition, three local jurisdictions in which the Company operates, Baltimore and Montgomery County, Maryland and Honolulu, Hawaii, have imposed a special tax on nonrefillable soft drink containers. To the knowledge of management of the Company, no similar legislation has been enacted in any other markets served by the Company. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in nonrefillable containers as a means of encouraging the use of refillable containers. Management of the Company is unable to predict, however, whether such additional legislation will be adopted.

     The Company has taken actions to mitigate the adverse effects resulting from legislation concerning deposits, restrictive packaging and escheat of unclaimed deposits which impose additional costs on the Company. The Company is unable to quantify the impact on current and future operations which may result from such legislation if enacted in the future, but any such legislation could be potentially significant if widely enacted.

     The domestic production, distribution and sale of many of the Company's products are subject to the Federal Food, Drug and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various federal, state and local environmental statutes and regulations; and various other federal, state and local statutes regulating the production, packaging, sale, safety, advertising, labeling and ingredients of such products.

     A California law, enacted in 1986 by ballot initiative, requires that any person who exposes another to a carcinogen or a reproductive toxicant must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. The Company has assessed the impact of the law and its implementing regulations on its soft drink and other products and has concluded that none of its products currently requires a warning under the law. The Company cannot predict whether or to what extent food industry efforts to minimize the law's impact on food products will succeed, nor can the

Company predict what impact, either in terms of direct costs or diminished sales, imposition of the law may have.

     Substantially all of the facilities of the Company are subject to federal, state and local provisions regulating above-ground and underground fuel storage tanks and the discharge of materials into the environment. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material effect upon the capital expenditures, net income, financial condition or competitive position of the Company. The Company's beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal and state requirements. The Company has been named as a potentially responsible party in connection with certain landfill sites where the Company may have been a de minimis contributor. Under current law, the Company's liability for cleanup costs may be joint and several with other users of such sites, regardless of the extent of the Company's use in relation to other users. However, in the opinion of management of the Company, the potential liability of the Company in connection with such activity is not significant and will not have a material adverse effect on the financial condition or results of operations of the Company.

     Several underground fuel storage tanks used by the Company may not be in compliance with all applicable federal and state requirements for the continued maintenance and use of such tanks. The Company has adopted a plan for the testing, removal, replacement and repair, if necessary, of underground fuel storage tanks at Company bottlers and remediation of their sites, if necessary. The Company spent approximately $25 million pursuant to such plan in 1991, $8 million in 1992 and $9 million in 1993. The Company estimates it will spend approximately $15 million from 1994 through 1998 pursuant to this plan. In the opinion of management of the Company, any liabilities associated with such underground fuel storage tanks will not have a material adverse effect on the financial condition or results of operations of the Company.

     The business of the Company, as the exclusive manufacturer and distributor of bottled and canned beverage products of The Coca-Cola Company and other manufacturers within specified geographic territories, is subject to federal and state antitrust laws of general applicability. Under the federal Soft Drink Interbrand Competition Act, the exercise and enforcement of an exclusive contractual right to manufacture, distribute and sell a soft drink product in a geographic territory is presumptively legal if the soft drink product is in substantial and effective interbrand competition with other products of the same class in the market. Management of the Company believes that there is such substantial and effective competition in each of the exclusive geographic territories in which the Company operates.

ITEM 2.  PROPERTIES

     The executive offices of the Company occupy approximately 104,000 square feet in an office building in Atlanta, Georgia leased from The Coca-Cola Company. See "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola Company -- Lease of Office Space" in the Company's 1994 Proxy Statement, which information is incorporated by reference in Item 13 hereof.

     The principal properties of the Company include production facilities, distribution facilities, administrative offices and service centers. The Company operates 45 soft drink production facilities, 15 of which are solely production facilities and 30 of which are combination production/distribution facilities, and also operates 206 principal distribution facilities. The Company owns all of its production facilities, except one, and owns 183 of its principal distribution facilities and leases the others. In the aggregate, the Company's owned and leased facilities cover approximately 21 million square feet. Management of the Company believes that its production and distribution facilities are generally sufficient to meet present needs.

     Seventeen of the facilities owned by the Company are subject to liens to secure indebtedness in an aggregate principal amount of approximately $13 million at December 31, 1993. Excluding expenditures for bottler acquisitions, the Company's capital expenditures in 1993 were approximately $353 million.

     The Company also owns and operates approximately 23,000 vehicles of all types used in the sale, production and distribution of its products. The Company also owns approximately 750,000 coolers, beverage dispensers and vending machines.

ITEM 3.  LEGAL PROCEEDINGS

     Immediately prior to the acquisition of Johnston Coca-Cola by the Company in 1991, a derivative suit (i.e., one which is purportedly brought on behalf of the Company) was filed by Three Bridges Investment Group in the Chancery Court of the State of Delaware against The Coca-Cola Company, Johnston Coca-Cola and the Directors of the Company then in office. The suit is seeking, among other things, a declaration that it is a proper class action, to enjoin or rescind the acquisition of Johnston Coca-Cola, damages, costs and attorneys' fees. The complaint alleged breaches of fiduciary duties on the part of The Coca-Cola Company and the Directors, and asserted a claim against Johnston Coca-Cola for allegedly aiding and abetting the alleged wrongdoing. Johnston Coca-Cola has since been dismissed from the claim, and the remaining defendants have filed answers denying all substantive allegations. The suit is still in the process of discovery. Management of the Company believes this action to be without merit and is defending it vigorously.

     Several of the Company's bottling subsidiaries or divisions have been named as potentially responsible parties ("PRPs") at several federal "Superfund" sites. In 1991 Johnston Coca-Cola was named by the Environmental Protection Agency ("EPA") and the Minnesota Pollution Control Agency as one of approximately 200 PRPs at the Arrowhead site near Duluth, Minnesota. Each PRP may be jointly and severally liable for the remediation of that site, which has been estimated to cost as much as $60 million. Johnston Coca-Cola's contribution of petroleum waste and solvents, which Johnston Coca-Cola had entrusted to third parties for recycling, appears to represent less than one percent of the total volume of all used oil contributed by all PRPs. Johnston Coca-Cola believes it should be successful in limiting its pro rata share of liability for the cleanup cost to an amount commensurate with the degree of its involvement in the contamination. As of December 31, 1993, Johnston Coca-Cola had paid a total of $100,000 to the site committee for investigation and cleanup; it may spend a like amount in 1994. In 1987 the Coca-Cola Bottling Company of Los Angeles ("CCBCLA") was named by the EPA as a PRP at the Operating Industries, Inc. site at Monterey Park, California. CCBCLA has contributed approximately $300,000 toward the remediation efforts, which are virtually complete. CCBCLA believes that any future contributions to the remediation efforts will not be material. Additionally, in 1992 the Florida Coca-Cola Bottling Company ("Florida CCBC") was named by the EPA as a PRP at the Peak Oil Site in Tampa, Florida, a location which was used in the 1960s and 1970s for the refining of used motor oil. Florida CCBC's involvement with this site has not yet been determined, although the Peak Oil PRP group has informed Florida CCBC that its ultimate liability could be between $600,000 and $1.4 million, based on Peak Oil records and testimony of former employees. Florida CCBC has joined the Peak Oil PRP group to contest the volume of waste oil attributed to it. It is not currently known whether Florida CCBC's ultimate liability, if any, would be material. In late 1992 a PRP for the West Memphis Landfill site in West Memphis, Arkansas brought The Coca-Cola Bottling Company of Memphis, Tenn. ("CCBC Memphis") into the remediation proceedings as an additional PRP with respect to that site. The site is alleged to have been used in the 1950s and 1960s as a dump site for by-products from the reprocessing of used motor oil. The EPA is still in the initial stages of its investigation and has not issued an estimate for the costs of remediating the site; however, the PRP naming CCBC Memphis has estimated the total cost to be as much as $45 million. The involvement of CCBC Memphis has not yet been determined; accordingly, CCBC Memphis does not yet know whether its ultimate liability, if any, would be material. During 1993 the Company settled its liability for its alleged contributions to the Kingston Steel Drum site in New Hampshire and has agreed, subject to the approval of the EPA, to settle its liability relating to the Commercial Oil Services site near Toledo, Ohio. In each case, the settlement involves payment by the Company of an immaterial amount.

     In August 1992, Phar-Mor, Inc. and a number of its subsidiaries (collectively "Phar-Mor"), a national retail chain customer of the Company, filed for reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court of the Northern District of Ohio, Eastern Division. The Company's claim against Phar-Mor for unpaid product is approximately $10 million. Additionally, the Company is a party to contracts with Phar-Mor which, if terminated early, would increase the Company's claim. Management of the Company believes that any losses resulting from Phar-Mor's bankruptcy will be fully covered by the Company's existing allowances for uncollectible trade accounts receivable.

     There are various other lawsuits and claims pending against the Company. Included among such litigation are claims for injury to persons or property. Management of the Company believes that such claims are covered by insurance with financially responsible carriers or adequate provisions for losses have been recognized by the Company in its consolidated financial statements. In the opinion of management of the Company, the losses that might result from such litigation will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is information as of March 1, 1994 regarding the executive officers of the Company:

                                                    PRINCIPAL OCCUPATION DURING
             NAME               AGE                     THE PAST FIVE YEARS
- ------------------------------- ----  --------------------------------------------------------
Summerfield K. Johnston, Jr....  61   Mr. Johnston has been the Vice Chairman of the Board and
                                      Chief Executive Officer of the Company since December
                                      1991. From 1979 to December 1991, he served as Chairman
                                      of the Board and Chief Executive Officer of Johnston
                                      Coca-Cola and served as President of Johnston Coca-Cola
                                      prior to that time.

Henry A. Schimberg.............  61   Mr. Schimberg has been the President, Chief Operating
                                      Officer and a Director of the Company since December
                                      1991. From 1984 to December 1991, he served as President
                                      and Chief Operating Officer of Johnston Coca-Cola.

John R. Alm....................  48   Mr. Alm has been a Senior Vice President and Chief
                                      Financial Officer of the Company since December 1991 and
                                      has also served as the principal accounting officer
                                      since July 1992. From 1985 to December 1991, he served
                                      as Senior Vice President -- Finance and Administration
                                      of Johnston Coca-Cola.

Bernice H. Winter..............  45   Ms. Winter has been Vice President and Controller of the
                                      Company since December 1993. She was Vice President,
                                      European Community Group, Coca-Cola International from
                                      1991 to December 1993 and was President, Coca-Cola
                                      Financial Corporation from 1989 to 1991.

                                                    PRINCIPAL OCCUPATION DURING
             NAME               AGE                     THE PAST FIVE YEARS
- ------------------------------- ----  --------------------------------------------------------
Norman P. Findley..............  49   Mr. Findley has been Vice President, Domestic and
                                      International Marketing of the Company since July 1993.
                                      From 1989 to July 1993, he served as Vice President,
                                      Marketing of the Company. From 1987 to 1989, he served
                                      as Vice President and Account Manager of the Coca-Cola
                                      USA division of The Coca-Cola Company.

Robert F. Gray.................  46   Mr. Gray has been Vice President, Information Systems of
                                      the Company since February 1992. Mr. Gray was a partner
                                      with KPMG Peat Marwick (accounting firm) from 1984 to
                                      1992.

S. K. Johnston III*............  40   Mr. Johnston has been Vice President, Regional
                                      Operations of the Company since July 1993. He was Vice
                                      President and General Manager, West Central Region from
                                      December 1992 to July 1993 and served as Vice President,
                                      Human Resources of the Company from February 1992 to
                                      December 1992. From 1987 to 1991, Mr. Johnston served as
                                      Executive Vice President and General Manager of the Mid-
                                      west Coca-Cola Bottling Company division of Johnston
                                      Coca-Cola.

G. David Van Houten, Jr.*......  44   Mr. Van Houten has been Vice President, Regional Opera-
                                      tions of the Company since July 1993. He was Regional
                                      Vice President and General Manager, Texas Region from
                                      1992 to 1993 and served as Area Vice President, Texas
                                      Area from 1989 to 1991.

Jarratt H. Jones*..............  40   Mr. Jones has been Vice President, Human Resources of
                                      the Company since October 1993. Mr. Jones was a General
                                      Manager for International Business Machines Corporation
                                      from 1989 to 1993.

John C. Heinrich...............  52   Mr. Heinrich has been Vice President, Operations of the
                                      Company since February 1992. He was the Vice President
                                      for Operations of Johnston Coca-Cola from 1988 to 1991,
                                      and served as Vice President, Operations from 1985 to
                                      1988 of the Central States Coca-Cola Bottling Company
                                      division of Johnston Coca-Cola.

Philip H. Sanford..............  40   Mr. Sanford has been Vice President, Finance and
                                      Administration of the Company since February 1993. He
                                      had been Vice President and Executive Assistant to the
                                      Chief Executive Officer of the Company since February
                                      1992. From 1985 to 1991, he was Senior Vice President
                                      and Treasurer of Johnston Coca-Cola.

Vicki G. Roman.................  40   Ms. Roman has been Vice President and Treasurer of the
                                      Company since December 1993. She was Treasurer of the
                                      Company from February 1992 to December 1993 and was an
                                      Assistant Treasurer of the Company from 1986 to Febru-
                                      ary 1992.

- ---------------

* Designated an executive officer by the Company's Board of Directors on February 15, 1994.

                                                    PRINCIPAL OCCUPATION DURING
             NAME               AGE                     THE PAST FIVE YEARS
- ------------------------------- ----  --------------------------------------------------------
Lowry F. Kline.................  53   Mr. Kline has been General Counsel of the Company since
                                      December 1991. He has been a partner in the law firm of
                                      Miller & Martin, Chattanooga, Tennessee, since 1970.

     Summerfield K. Johnston, Jr. is the father of S. K. Johnston III.

     The officers of the Company are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board of Directors at any time.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  LISTED AND TRADED:  New York Stock Exchange

                     TRADED:  Boston, Cincinnati, Midwest,
                      Pacific, and Philadelphia Exchanges

               Share owners of record as of March 1, 1994:  9,037

                                  STOCK PRICES

- --------------------------------------------------------------------------------------------
                               1993                                  HIGH              LOW
- --------------------------------------------------------------------------------------------
Fourth Quarter                                                       15 5/8          13 1/2
Third Quarter                                                        15 5/8          13 3/4
Second Quarter                                                       15 7/8          12 3/4
First Quarter                                                        15 3/4          11 3/4
- --------------------------------------------------------------------------------------------

                               1992                                  HIGH              LOW
- --------------------------------------------------------------------------------------------
Fourth Quarter                                                       12 7/8          11 5/8
Third Quarter                                                        13 3/4          11 1/4
Second Quarter                                                       13 3/4          12 5/8
First Quarter                                                        16 1/4          12 5/8
- --------------------------------------------------------------------------------------------

                                   DIVIDENDS

     Quarterly dividends in the amount of $0.0125 per share were paid during the fiscal years 1992 and 1993.

                      (This page intentionally left blank)

ITEM 6.  SELECTED FINANCIAL DATA

                                      COCA-COLA ENTERPRISES INC.

                                       SELECTED FINANCIAL DATA

                                                                                                FISCAL
- ------------------------------------------------------------------------------------------------------

(In millions except per share data)                                              1993(A)       1992(B)
- ------------------------------------------------------------------------------------------------------
OPERATIONS SUMMARY
Net operating revenues                                                           $5,465        $5,127
Cost of sales                                                                     3,372         3,219
- ------------------------------------------------------------------------------------------------------
Gross profit                                                                      2,093         1,908
Selling, general and administrative expenses                                      1,708         1,602
Provision for restructuring                                                          --            --
- ------------------------------------------------------------------------------------------------------
Operating income                                                                    385           306
Interest expense, net                                                               328           312
Other income (expense), net                                                          (2)           (6)
Gain on sale of bottling operations                                                  --            --
- ------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and cumulative effect of changes in
  accounting principles                                                              55           (12)
Income taxes:
  Expense (benefit) excluding rate change                                            30             3
  Rate change -- federal                                                             40            --
- ------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of changes
  in accounting principles                                                          (15)          (15)
Cumulative effect of changes in accounting principles                                --          (171)
- ------------------------------------------------------------------------------------------------------
Net income (loss)                                                                   (15)         (186)
Preferred stock dividend requirements                                                --            --
- ------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common share owners                              $  (15)       $ (186)
- ------------------------------------------------------------------------------------------------------
OTHER OPERATING DATA
Depreciation expense                                                             $  254        $  227
Amortization expense                                                                165           162
- ------------------------------------------------------------------------------------------------------
SHARE AND PER SHARE DATA
Average common shares outstanding                                                   129           129
Net income (loss) per common share before cumulative effect of changes
  in accounting principles                                                       $(0.11)       $(0.11)
Net income (loss) per common share                                                (0.11)        (1.45)
Dividends per common share                                                         0.05          0.05
- ------------------------------------------------------------------------------------------------------
YEAR-END FINANCIAL POSITION
Property, plant and equipment, net                                               $1,890        $1,733
Franchise and other noncurrent assets                                             6,046         5,651
Total assets                                                                      8,682         8,085
Long-term debt                                                                    4,391         4,131
Share-owners' equity                                                              1,260         1,254
- ------------------------------------------------------------------------------------------------------

(Notes to Selected Financial Data begin on page 20)

YEAR
- ------------------------------------------------------------------------------------------------------
          1991                                                                         1986
- -------------------------                                                    -------------------------
PRO FORMA(C)     REPORTED     1990(D)     1989(E)     1988(F)      1987      PRO FORMA(G)     REPORTED
- ------------------------------------------------------------------------------------------------------
   $5,027         $3,915      $3,933      $3,822      $3,821      $3,327        $3,191         $1,951
    3,170          2,420       2,400       2,350       2,303       1,953         1,872          1,138
- ------------------------------------------------------------------------------------------------------
    1,857          1,495       1,533       1,472       1,518       1,374         1,319            813
    1,535          1,223       1,199       1,162       1,137       1,037         1,024            645
      152            152           9          --          27          --            --             --
- ------------------------------------------------------------------------------------------------------
      170            120         325         310         354         337           295            168
      312            210         200         193         202         160           188             76
       (3)            (2)          3          10          12          (4)           (9)            (7)
       --             --          56          11         104          --            --             --
- ------------------------------------------------------------------------------------------------------

     (145)           (92)        184         138         268         173            98             85

      (17)            (9)         91          66         115          85            77             57
       --             --          --          --          --          --            --             --
- ------------------------------------------------------------------------------------------------------

     (128)           (83)         93          72         153          88            21             28
       --             --          --          --          --          --            --             --
- ------------------------------------------------------------------------------------------------------
     (128)           (83)         93          72         153          88            21             28
        9              9          16          18          10          --            --             --
- ------------------------------------------------------------------------------------------------------
   $ (137)        $  (92)     $   77      $   54      $  143      $   88        $   21         $   28
- ------------------------------------------------------------------------------------------------------

   $  205         $  160      $  150      $  148      $  143      $  123        $  108         $   68
      125             91          86          81          82          72            65             24
- ------------------------------------------------------------------------------------------------------

      129            116         119         130         139         140           140             77

   $(1.06)        $(0.79)     $ 0.65      $ 0.41      $ 1.03      $ 0.63        $ 0.15         $ 0.36
    (1.06)         (0.79)       0.65        0.41        1.03        0.63          0.15           0.36
     0.05           0.05        0.05        0.05        0.05        0.05            --             --
- ------------------------------------------------------------------------------------------------------

   $1,706         $1,706      $1,373      $1,286      $1,180      $1,038        $  850         $  850
    4,265          4,265       3,153       2,952       3,001       2,760         2,539          2,539
    6,677          6,677       5,021       4,732       4,669       4,250         3,811          3,811
    4,091          4,091       2,537       2,305       2,211       2,157         1,804          1,804
    1,442          1,442       1,627       1,680       1,808       1,526         1,448          1,448
- ------------------------------------------------------------------------------------------------------

NOTES TO SELECTED FINANCIAL DATA

     The Company changed its fiscal year end in 1991, from the Friday nearest December 31 to a calendar year end. Accordingly, fiscal years presented are the periods ended December 31, 1993, 1992 and 1991, December 28, 1990, December 29, 1989, December 30, 1988, January 1, 1988 and January 2, 1987. The Company acquired subsidiaries in each year presented and divested subsidiaries in certain periods. Such transactions, except for (i) the acquisition of Johnston Coca-Cola Bottling Group, Inc. ("Johnston"), (ii) gains from the sale of certain bottling operations, and (iii) acquisitions in 1986, did not significantly affect the Company's operating results for any fiscal period. All acquisitions and divestitures have been included in or excluded from (as appropriate) the consolidated operating results of the Company from their respective transaction dates. Reclassifications have been made to certain prior period amounts to conform to the 1993 presentation.

(A) On August 10, 1993, the Omnibus Budget Reconciliation Act was signed into law resulting in an increase in the corporate marginal income tax rate from 34% to 35%. The resulting one-time adjustment increased deferred taxes and income tax expense by approximately $40 million ($0.31 per common share).
(B) In the fourth quarter of 1992, the Company adopted Statement of Financial Accounting Standards No. 106 ("Employers' Accounting for Postretirement Benefits Other Than Pensions") and Statement of Financial Accounting Standards No. 109 ("Accounting for Income Taxes"), retroactive to January 1, 1992, resulting in one-time charges to income reflecting the cumulative prior years' effect of changes in these accounting principles. Fiscal periods prior to 1992 were not restated for these accounting changes.
(C) The pro forma Operations Summary, Other Operating Data, and Share and Per Share Data give effect to the acquisition of Johnston in December 1991, assuming such acquisition was consummated as of the beginning of 1991.
(D) In June 1990, the Company sold its interest in Coca-Cola Bottling Company of Ohio and Portsmouth Coca-Cola Bottling Company. These operations were sold to Johnston and, as a result of the 1991 acquisition of Johnston, have been reacquired by the Company.
(E) In February 1989, the Company sold its wholly owned subsidiaries, Goodwill Bottling Ltd. and Goodwill Bottling North Ltd.
(F) In December 1988, the Company sold a wholly owned subsidiary, The Coca-Cola Bottling Company of Mid-America, Inc. The Mid-America operations were sold to Johnston and, as a result of the 1991 acquisition of Johnston, have been reacquired by the Company.
(G) The pro forma Operations Summary, Other Operating Data, and Share and Per Share Data give effect to 1986 acquisitions as though they had been completed at the beginning of 1986.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

     Coca-Cola Enterprises Inc. (the "Company") is the world's largest producer and distributor of bottle and can soft drink products of The Coca-Cola Company. We are the Coca-Cola bottler within 38 states, the District of Columbia, the U.S. Virgin Islands and the Netherlands. Within the United States, we operate through exclusive and perpetual rights in territories encompassing approximately 52% of the population and accounting for approximately 55% of all Coca-Cola bottled and canned products sold. Approximately 89% of our revenues are derived from the sale of The Coca-Cola Company products.

Principal Stock Ownership and Relationship with The Coca-Cola Company

     Management has a significant vested interest in the success of our Company. Summerfield K. Johnston, Jr., our chief executive officer and vice chairman of our Board of Directors, and his family were the principal owners of Johnston Coca-Cola Bottling Group, Inc. ("Johnston") and were the recipients of virtually all of the Coca-Cola Enterprises common stock issued in the merger with Johnston. As a result, Mr. Johnston and his family hold approximately 9% of our outstanding stock. All directors and officers of the Company as a group hold approximately 10% of our outstanding stock.

     We also encourage employee stock ownership below the director and officer level. In 1993, we established stock ownership guidelines for all officers and senior management of the Company. Through implementation of these policies, our intent is to encourage employees to have a share-owner focus in making day-to-day operating decisions.

     We benefit from a special relationship with The Coca-Cola Company. The Coca-Cola Company is the supplier of the raw material beverage base for the majority of our products and is the principal marketer of these products providing us with a variety of media advertising and marketing program support. The Chairman and other members of our Board of Directors are current or former executives of The Coca-Cola Company, complementing other accomplished men and women who comprise directors elected by our share owners. The Coca-Cola Company is our largest single share owner, holding approximately 44% of our outstanding stock. The Company's success, while principally dependent upon our expertise in bottling operations, is enhanced by this relationship.

International Expansion

     1993 was a significant milestone in the Company's existence. It was the year we substantially completed the operational and organizational restructuring of the Company, after the merger with Johnston Coca-Cola Bottling Group, Inc. in 1991, and the year that we began our expansion outside the United States.

     International markets provide an increased opportunity for long-term volume growth because of existing low consumption rates when compared to the domestic market. Our first international acquisition was completed in June 1993 through the acquisition of Coca-Cola Beverages Nederland B.V. ("CCBN") in the Netherlands from The Coca-Cola Company. Through this acquisition, we purchased the franchise rights to distribute all the canned and bottled products of The Coca-Cola Company in the Netherlands.

     The Coca-Cola Company completed its acquisition of all outside ownership interests of CCBN during 1993. The Coca-Cola Company then began discussions with us to acquire CCBN, we believe, principally because of the successes we have achieved domestically and the opportunities for growth in this region through efficient management. We believe the operating strategies we have developed in the U.S. market to increase volume and advance market share can also be employed successfully in other international markets.

     We are interested in continuing international expansion given the right opportunities and provided they do not dilute our current business. Our plans for future international expansion will be guided by the availability of additional franchise opportunities that we believe will grow share-owner value.

Business Strategy for Enhancing Share-Owner Value

     We can best achieve our goal of enhancing share-owner value by increasing long-term operating cash flows through the balancing of growth in sales volume with optimal gross profit margins. Careful consideration will be given to all the potential uses of these operating cash flows, including strategic acquisition opportunities.

     The liquid nonalcoholic refreshment business continues to be increasingly competitive. This increased competition strengthens our belief that market share is the principal determinant of long-term profitability. Improvements in market share, together with increases in per capita consumption and population, determine case sales growth. Our competitive strategy continues to be to obtain profitable increases in case sales by balancing case sales growth with improved margins and sustainable increases in market share. We do not intend to implement a strategy of liquidating market share to realize short-term profits. Our objective is to increase our share of liquid nonalcoholic refreshment sales and per capita consumption of our products through the development of innovative marketing programs and improved execution at the local level.

     In the past seven years, the Company has acquired numerous bottlers for an aggregate purchase price of approximately $5.6 billion. As a result, the Company currently maintains a high degree of financial leverage. Our capital structure, financial position and cash flow streams allow us to maintain flexibility for acquisitions and capital projects that offer an acceptable rate of return and an opportunity to implement our operating strategies. We continually evaluate alternative methods of financing acquisitions, including the use of preferred and common stock.

OPERATING RESULTS

Summary of One-Time Charges

     Operating results for each year in the period from 1991 through 1993 were affected by significant one-time charges which materially impact reported results of operations and net income per common share. In 1993, the Omnibus Budget Reconciliation Act was signed into law resulting in a one-time charge for the effect of the increase in the income tax rate from 34% to 35% on deferred income taxes. In 1992, we adopted Financial Accounting Standards No. 106 ("FAS 106") and Financial Accounting Standards No. 109 ("FAS 109") resulting in significant one-time adjustments for the cumulative effect of changes in accounting principles and increased expense under FAS 106. The increased expense under FAS 106 for 1993 was mitigated by the redesign of our postretirement benefit plans in 1993. In 1991, we recognized a provision for restructuring the Company after the merger with Johnston. Each of these items is discussed in greater detail in the following highlights of operating results.

     We believe comparisons of operating results are more meaningful when we exclude these one-time items. The following table identifies the effects on reported earnings of the increase in the income tax rate in 1993, FAS 106 and FAS 109, the effects of postretirement benefit plan amendments and restructuring charges on an after-tax basis.

- ------------------------------------------------------------------------------------------------
                                          1993                  1992                  1991
                                    ----------------      ----------------      ----------------
                                               PER                   PER                   PER
(In millions except per share        NET      COMMON       NET      COMMON       NET      COMMON
data)                               INCOME    SHARE       INCOME    SHARE       INCOME    SHARE
- ------------------------------------------------------------------------------------------------
Net income (loss) applicable to
  common share owners                $(15)   $(0.11)      $ (186)  $(1.45)      $  (92)  $(0.79)
FAS 106 increased expense              --        -- (1)      (18)   (0.14)          --       --
Tax legislation one-time charge       (40)    (0.31)          --       --           --       --
Restructuring charges                  --        --           --       --         (100)   (0.86)
- ------------------------------------------------------------------------------------------------
                                       25      0.20         (168)   (1.31)           8     0.07
Cumulative effect of changes in
  accounting principles:
  FAS 106                              --        --         (148)   (1.15)          --       --
  FAS 109                              --        --          (23)   (0.18)          --       --
- ------------------------------------------------------------------------------------------------
Net income applicable to common
  share owners, as adjusted          $ 25     $0.20       $    3    $0.03 (2)   $    8    $0.07
- ------------------------------------------------------------------------------------------------

(1) The increased expense under FAS 106 for 1993 was entirely offset by the accounting treatment for the plans' redesign in 1993.
(2) Does not sum to the total because of rounding of individual amounts.

     The consolidation and redesign of our postretirement benefit plans was completed in the first quarter of 1993 through plan amendments as of January 1, 1993. These plan amendments had the effect of decreasing the accumulated postretirement benefit obligation at January 1, 1993 from approximately $312 million to $164 million. This reduction of $148 million in the postretirement benefit obligation is being amortized over the average service life of plan participants (approximately 17 years) as a reduction in net periodic benefit cost. The accounting treatment for these plan amendments had the effect of reducing postretirement benefit expense by approximately $31 million ($0.15 per common share) in 1993.

     On August 10, 1993, the Omnibus Budget Reconciliation Act was signed into law. The primary effect on our operations was the increase in the corporate marginal income tax rate from 34% to 35%. The adjustment in 1993 to our deferred tax liability for the effect of the federal tax increase resulted in a one-time charge of approximately $40 million ($0.31 per common share).

     We adopted FAS 106 and FAS 109 in the fourth quarter of 1992, retroactive to January 1, 1992. Although these new accounting principles had no effect on cash flows, they affected the reporting of our operating results. The adoption of FAS 106 changed our practice of recognizing the cost of postretirement benefits expense as claims are paid to the practice of accruing these costs during the period employees provide service to the Company. The cumulative effect of adopting FAS 106 as of January 1, 1992 resulted in a one-time, noncash earnings charge of $148 million. The adoption of FAS 106 in 1992 also increased 1992 expense by approximately $30 million.

     The adoption of FAS 109 changed our method of accounting for income taxes from an income statement approach to a balance sheet approach. We recognized, as of January 1, 1992, the FAS 109 prior years' effect of $23 million as the cumulative effect of this change. This new accounting principle decreased pretax income and correspondingly decreased income tax expense by approximately $38 million in 1992 and 1993, with no effect on annual net income. Pretax income decreased from 1991 because of increased amortization expense resulting from a $1.4 billion increase in the franchise asset basis. Income tax expense for 1993 and 1992 decreased from 1991 because of the additional amortization of a deferred benefit.

     In 1991, we recognized a $152 million provision for restructuring relating to standardization of operations following the merger with Johnston. The restructuring charge related primarily to the reconfiguration of sales and distribution centers, standardization of information systems, and severance and relocation costs associated with the decentralization of our organizational structure and elimination of redundant staff and operating positions.

Operating Results Overview

     The most meaningful operating results comparisons between years reflect (i) 1993 excluding the impact of the Omnibus Budget Reconciliation Act on deferred income taxes; (ii) 1992 excluding noncash charges resulting from the adoption of FAS 106 and FAS 109; (iii) pro forma 1991 excluding the restructuring charge of $152 million; and (iv) 1993, 1992 and 1991 adjusted for the effects of acquisitions, if significant. Accordingly, we refer to "comparable" results in the following discussions as the results of operations excluding the impact of the above items.

     Revenues, Pricing and Volume: Revenues are comprised principally of wholesale sales and agency sales. Wholesale sales are sales to retailers and accounted for approximately 96% of our net sales and 99% of our gross profit. Agency sales are sales to other independent bottlers. Comparable net operating revenues for 1993 increased approximately 4% over 1992. This increase results from an approximate 1/2% increase in net pricing and an approximate 2% increase in bottle/can case sales volume. Actual net operating revenues for 1993 increased approximately 7% over 1992. This increase was driven by an approximate 5 1/2% increase in actual bottle/can physical case sales volume for 1993 we achieved through sales volume increases and the effects of acquisitions in 1993 and 1992.

     The net price per case increase for 1993 is partially the result of shifts into higher priced products and packages. The sales volume growth we experienced on a comparable basis in 1993 was aided by the introductions of new products in 1993 and our marketing efforts for these products. The introductions of PowerAde and Minute Maid Juices To Go were successes in 1993, and we are optimistic about the impact these products will have on 1994.

     Volume growth in 1993 and 1992 for The Coca-Cola Company products and the soft drink industry was significantly influenced by the fountain segment of the business. We experienced a growth in fountain sales, excluding the effects of acquisitions, of approximately 8 1/2% and 9% in 1993 and 1992, respectively. This increase in fountain sales, however, does not have a significant impact on our operating results because operating margins on fountain sales are relatively low.

     Net operating revenues for 1992 increased 31% over the same period of 1991 principally from the acquisition of Johnston. Comparable net operating revenues for 1992 increased approximately 2% from 1991. This increase results primarily from an approximate 2 1/2% increase in net pricing for wholesale sales, reduced by an approximate 1/2% decrease in bottle/can case sales volume. The decrease in 1992 bottle/can physical case sales volume from 1991 resulted principally from the economic environment, higher prices and unseasonably cool, damp weather in many of the Company's territories.

     Cost of Sales: Cost of sales per physical case for 1993, excluding the effect of fountain sales, decreased approximately 1 1/2% over 1992. This decrease is primarily attributable to favorable packaging and ingredient costs. Comparable cost of sales per unit for 1993, excluding fountain sales, decreased approximately 2% from 1992. Comparable cost of sales per case for 1992, excluding fountain sales, increased approximately 1/2% from 1991. This increase resulted principally from increased concentrate costs in 1992.

     We expect concentrate costs to increase by approximately 2 1/2% in 1994, with anticipated increases in other ingredient costs as well. These increased costs, however, will be mitigated somewhat by anticipated savings in packaging costs. We expect bottle/can unit cost of sales in 1994 to increase moderately over 1993 due to the effect of these anticipated changes.

     Cash Operating Profit and Operating Income: We believe the best measure of the Company's performance is a comparison of cash operating profit (operating income before the deduction for depreciation and amortization). Cash operating profit growth encompasses various combinations of volume, price and cost elements. We attempt to maximize cash operating profit growth by managing volume and margins in response to existing market conditions. We do not predict trends in these factors independently, but instead manage these factors over time to achieve our cash operating profit goals.

     Comparable cash operating profit and comparable operating income increased approximately 8% and 12% over 1992, respectively. Actual cash operating profit and operating income for 1993 increased approximately 16% and 26% over 1992, respectively. Comparable cash operating profit and comparable operating income for 1992 increased approximately 9% and 11% over 1991, respectively. Actual cash operating profit and operating income for 1992, after giving effect in 1991 to the acquisition of Johnston, increased approximately 39% and 80%, respectively, over 1991.

     We believe that revenue growth for 1994 will exceed reported 1993 revenue growth of 7%, balanced between volume and price which, when combined with cost containment measures, will achieve an approximate 8% growth in cash operating profit, excluding the effect of acquisitions. We expect price increases in excess of any cost increases and volume growth for bottle/can in excess of 1993 performance. We anticipate that net income and earnings per common share, driven principally by our anticipated growth in cash operating profit, will increase by more than 50% over 1993 results excluding the $40 million one-time tax charge.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses for 1993 increased approximately 6 1/2% from 1992 resulting primarily from the increased case sales volume and acquisitions during the year. Comparable selling, general and administrative expenses as a percentage of sales for 1993 increased approximately 1/2% from 1992, primarily as a result of increases in administrative expenses. We attribute this increase to the cost of operating a fully implemented decentralized organizational structure.

     Selling, general and administrative expenses for 1992 increased approximately 31% from 1991 as a result of the acquisition of Johnston and increased expense related to the adoption of FAS 106 and FAS 109. Comparable selling, general and administrative expenses as a percentage of sales for 1992 decreased approximately 1/2% from 1991. This decrease reflects our cost control efforts coupled with the fixed nature of certain costs.

     In response to the general decline in long-term interest rates during 1993, we decreased the rate used to discount our postretirement and pension benefit obligations. The change in the discount rate will increase net periodic benefit cost by approximately $4 million in 1994. A 0.25% additional change in the discount rate would increase or decrease, as appropriate, postretirement and pension benefit expense in the aggregate for 1994 by approximately $1.4 million.

     In 1991, we recognized a $152 million ($0.86 per common share) provision for restructuring as a result of the Johnston merger. This restructuring charge related primarily to the standardization of information systems, reconfiguration of sales and distribution centers, and severance and relocation costs associated with decentralizing our organizational structure and elimination of redundant staff and operating positions. Our restructuring plan is now substantially complete and we believe we are beginning to realize the effects of the restructuring in our improved financial operating performance which occurred despite the significant organizational distractions and difficult economic environment.

     Interest Expense: The increase in interest expense for 1993 over 1992 reflects (i) an increase in the average debt balance resulting from acquisitions and (ii) a higher weighted average borrowing rate resulting principally from fixed rate financings which occurred during 1992. The increase in net interest expense for 1992 over 1991 reflected higher average debt balances resulting from the acquisition of Johnston. Our blended borrowing rates for 1993, 1992 and 1991 were approximately 7.6%, 7.5% and 7.8%, respectively. Net interest expense for 1994 should not be appreciably different from 1993 after adjusting 1993 to give effect to ownership of acquired companies for a full year.

     Income Taxes: Changes in enacted tax rates are accounted for under FAS 109 as an adjustment to income tax expense in the period the change is effected. The adjustment to deferred taxes to recognize the effect of the Omnibus Budget Reconciliation Act resulted in a one-time charge of approximately $40 million ($0.31 per common share) in 1993 to increase the deferred tax liability existing at the date of enactment for the effect of the rate change. Additionally, our annual estimated effective tax rate was increased by an amount approximating the 1% marginal rate increase under the law. Other components of the law are not expected to have a material impact on the Company.

     Our effective tax rates for 1993, 1992 and 1991 were approximately 55% (excluding the one-time charge), 25% and 10%, respectively. The change in the effective tax rate from 1992 to 1993 is principally due to the level of pretax income in each period and the relationship of nondeductible expenses to pretax income. 1991 was not restated for the adoption of FAS 109 in 1992.

Operating Contingencies

     We are subject to laws and regulations pertaining to special soft drink taxes, forced deposit legislation, restrictive packaging measures and escheats/unclaimed deposits. We have taken actions to mitigate the adverse effects resulting from legislation which imposes additional costs on the Company and to inform consumers of the possible resulting effect on product pricing. Similar laws and regulations are receiving increased attention by the legislatures of other states and by the Congress of the United States. We are presently unable to quantify the impact on current and future operations which may result from legislation enacted in the future, but we view this legislation to be potentially significant if widely enacted.

     Substantially all of the facilities of the Company are subject to federal, state and local provisions regulating fuel storage tanks and the environmental discharge of materials. Certain underground fuel storage tanks used in their present condition may not be in compliance with all applicable requirements for the continued maintenance and use of such tanks. Virtually all of such tanks were acquired through acquisitions. We have established plans for the testing, removal, replacement or repair of our underground fuel storage tanks and remediation of their sites, if necessary. We are committed to maintaining our environment and protecting our natural resources, and to achieving full compliance with all applicable laws and regulations.

     Expenditures related to federal and state requirements for remediation and maintenance of underground fuel storage tanks approximated $9 million, $8 million and $25 million during 1993, 1992 and 1991, respectively. We believe our reserves established for environmental remediation costs are adequate to provide for noncapitalizable costs expected to be incurred in connection with completion of the Company's multiyear remediation program. Cash expenditures remaining to complete the program are expected to aggregate approximately $15 million through 1998.

     The Company has been named as a potentially responsible party ("PRP") for the costs of remediation of hazardous waste at federal "Superfund" sites in Arkansas, California, Florida, Minnesota, New Hampshire and Ohio. Under current law, the Company's liability for clean up of such sites may be joint and several with other PRP's, regardless of the extent of the Company's use in relation to other users. In each case, the Company has determined that to the extent that it has any responsibility for hazardous waste deposited at any site, the amounts of such deposits are minimal compared to those of other financially responsible PRP's, and as a result, we believe the Company's ultimate liability will not have a material effect on its financial position or results of operations.

     The Congress of the United States is currently considering health care reform proposals which would result in significant changes in health care delivery, potentially increasing the amount of health care expenditures that companies will be required to make. Because of the present uncertainty as to the outcome of any proposed legislation, we cannot predict the impact any such legislation may have on future results of operations.

FINANCIAL POSITION

     Cash and cash equivalents increased approximately $5 million in 1993. Our principal sources of cash consisted of (i) those provided from operations ($493 million) and (ii) the issuance of debt ($822 million). Our primary uses of cash were (i) additions to property, plant and equipment ($353 million); (ii) acquisitions of bottling companies ($287 million); and (iii) payments on debt ($668 million).

     On June 30, 1993, we acquired, from The Coca-Cola Company, the stock of (i) Coca-Cola Beverages Nederland B.V. in the Netherlands; (ii) Roddy Coca-Cola Bottling Company, Inc. in Knoxville, Tennessee; and (iii) Coca-Cola Bottling Company of Johnson City, in Johnson City, Tennessee for an aggregate purchase price of approximately $366 million in cash and assumed debt. On December 15, 1993, we acquired the outstanding stock of Coca-Cola Bottling Company of Northeast Arkansas, Inc. for approximately $54 million in preferred stock and assumed debt. These acquisitions were accounted for using the purchase method. The assets and liabilities of the acquired companies are included in the consolidated balance sheet at their estimated fair values representing a preliminary allocation of the purchase price.

     The increase in trade accounts receivable results primarily from the effect of current year acquisitions. Excluding the effect of current year acquisitions, inventories in 1993 decreased from 1992 as a result of increased purchases of ingredients during 1992, including concentrate for the production of TAB clear which was introduced to the market in January 1993. Amounts due from The Coca-Cola Company result from the timing of receipts for marketing support payments and are net of approximately $37 and $34 million in amounts payable for purchases of ingredients in 1993 and 1992, respectively. The increase in franchise and other noncurrent assets results primarily from current year acquisitions.

     The decrease in current maturities of long-term debt is a result of scheduled maturities during 1993. Total long-term debt increased during 1993 reflecting a $325 million increase in commercial paper, the proceeds of which were used primarily to finance current year acquisitions. The increase in deferred income taxes from 1992 is due to a one-time charge of $40 million resulting from newly enacted tax legislation and the tax effects of basis differences from current year acquisitions.

     During 1993, we issued preferred stock in connection with the acquisition of a bottling business. We believe the use of equity financing as an alternative to debt provides increased flexibility for both negotiating and funding future acquisitions while maintaining a desired debt to equity ratio.

     As a result of our entrance into the international marketplace, the Company is exposed to fluctuations in the exchange rate for the Dutch florin. Currently, gains and losses resulting from translation of foreign currency transactions are not material. Adjustments resulting from translation of our net investment in the Netherlands operation are recorded in the cumulative translation adjustment component of share-owners' equity.

     Our commercial paper program is supported by a $1 billion revolving bank credit agreement maturing in April 1996 and two short-term credit facilities. There are no borrowings currently outstanding under these agreements; however, under the commercial paper program supported by these agreements, an aggregate $522 million was outstanding at December 31, 1993.

     We believe that adequate capital resources are available to satisfy our capital expenditure program and to satisfy scheduled maturities of debt obligations. We currently expect 1994 capital expenditures to aggregate $330 to $370 million. Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of certain equity securities. We believe that the Company is able to generate sufficient cash flow to maintain current operations.

     In November 1992, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," requiring the accrual of benefits to former or inactive employees after employment but before retirement. The Company has historically accrued for postemployment benefit obligations in accordance with the requirements under the Statement, therefore no adjustments are required.

     In May 1993, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requiring a fair value approach to valuing certain debt and marketable equity securities. The Company does not hold significant investments in debt and equity securities which fall within the scope of the Statement, therefore no adjustments are required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           COCA-COLA ENTERPRISES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

- ---------------------------------------------------------------------------------------------
(In millions except per share data)                                 1993      1992      1991
- ---------------------------------------------------------------------------------------------
NET OPERATING REVENUES                                             $5,465    $5,127    $3,915
Cost of sales (includes purchases from The Coca-Cola Company of
  approximately $1,392, $1,308 and $949)                            3,372     3,219     2,420
- ---------------------------------------------------------------------------------------------
GROSS PROFIT                                                        2,093     1,908     1,495
Selling, general and administrative expenses                        1,708     1,602     1,223
Provision for restructuring                                            --        --       152
- ---------------------------------------------------------------------------------------------
OPERATING INCOME                                                      385       306       120
Interest expense, net                                                 328       312       210
Other nonoperating deductions, net                                      2         6         2
- ---------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  ACCOUNTING CHANGES                                                   55       (12)      (92)
Income taxes:
  Expense (benefit) excluding rate change                              30         3        (9)
  Rate change -- federal                                               40        --        --
- ---------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES          (15)      (15)      (83)
Cumulative effect of accounting changes:
  Postretirement benefits (net of income taxes of $91)                 --      (148)       --
  Income taxes                                                         --       (23)       --
- ---------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                     (15)     (186)      (83)
Preferred stock dividend requirements                                  --        --         9
- ---------------------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARE OWNERS                $  (15)   $ (186)   $  (92)
- ---------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING                                     129       129       116
- ---------------------------------------------------------------------------------------------
PER SHARE DATA:
  Income (loss) before cumulative effect of accounting changes     $(0.11)   $(0.11)   $(0.71)
  Cumulative effect of accounting changes:
     Postretirement benefits                                           --     (1.15)       --
     Income taxes                                                      --     (0.18)       --
  Preferred stock dividends                                            --        --     (0.08)
  Net income (loss) applicable to common share owners               (0.11)    (1.45)    (0.79)
- ---------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COCA-COLA ENTERPRISES INC.

                          CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------------------
                                                                            DECEMBER 31,
                                                                         -------------------
(In millions except share data)                                           1993         1992
- --------------------------------------------------------------------------------------------
ASSETS
CURRENT
Cash and cash equivalents, at cost (approximates market)                 $   11       $    6
Amounts due from The Coca-Cola Company                                       13           12
Trade accounts receivable, less allowances of $33 and $31, respectively     442          391
Inventories                                                                 200          212
Prepaid expenses and other assets                                            80           80
- --------------------------------------------------------------------------------------------
Total Current Assets                                                        746          701


PROPERTY, PLANT AND EQUIPMENT
Land                                                                        163          179
Buildings and improvements                                                  622          594
Machinery and equipment                                                   2,132        1,851
- --------------------------------------------------------------------------------------------
                                                                          2,917        2,624
Less allowances for depreciation                                          1,121          973
- --------------------------------------------------------------------------------------------
                                                                          1,796        1,651
Construction in progress                                                     94           82
- --------------------------------------------------------------------------------------------
                                                                          1,890        1,733

FRANCHISE AND OTHER NONCURRENT ASSETS                                     6,046        5,651
- --------------------------------------------------------------------------------------------
                                                                         $8,682       $8,085
- --------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                           COCA-COLA ENTERPRISES INC.

                          CONSOLIDATED BALANCE SHEETS

- --------------------------------------------------------------------------------------------
                                                                            DECEMBER 31,
                                                                         -------------------
                                                                          1993         1992
- --------------------------------------------------------------------------------------------
LIABILITIES AND SHARE-OWNERS' EQUITY
CURRENT
Accounts payable and accrued expenses                                    $  699       $  682
Current maturities of long-term debt                                        308          622
- --------------------------------------------------------------------------------------------
Total Current Liabilities                                                 1,007        1,304

LONG-TERM DEBT                                                            4,083        3,509

DEFERRED INCOME TAXES                                                     1,831        1,567

OTHER LONG-TERM OBLIGATIONS                                                 501          451

SHARE-OWNERS' EQUITY
Preferred stock, $35 stated value -- Authorized - 1,000,000 shares;
    Issued - 1,000,000 shares in 1993                                        29           --
Common stock, $1 par value -- Authorized - 500,000,000 shares;
    Issued - 142,182,183 shares and 141,569,162 shares, respectively        142          142
Paid-in capital                                                           1,280        1,267
Reinvested earnings                                                           9           32
Cumulative translation adjustment                                            (3)          --
Common stock in treasury, at cost (13,004,598 shares and
    12,228,298 shares, respectively)                                       (197)        (187)
- --------------------------------------------------------------------------------------------
                                                                          1,260        1,254
- --------------------------------------------------------------------------------------------
                                                                         $8,682       $8,085
- --------------------------------------------------------------------------------------------

                           COCA-COLA ENTERPRISES INC.

                CONSOLIDATED STATEMENTS OF SHARE-OWNERS' EQUITY


- ---------------------------------------------------------------------------------------------------------------------
                                                                                  CUMULATIVE                 SHARE-
THREE YEARS ENDED DECEMBER 31, 1993   PREFERRED   COMMON   PAID-IN   REINVESTED   TRANSLATION   TREASURY     OWNERS'
(In millions except per share data)     STOCK     STOCK    CAPITAL    EARNINGS    ADJUSTMENT     STOCK       EQUITY
- ---------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 28, 1990               $ 250      $141    $ 1,263     $  382         $--        $ (409)     $ 1,627

Issuance of shares to effect merger        --        --         (2)       (59)         --           222          161
Redemption of preferred stock            (250)       --         --         --          --            --         (250)
Exercise of employee stock options         --        --          2         --          --            --            2
Issuance of shares under stock award
  plan                                     --        --          2         --          --            --            2
Unamortized cost of restricted
  shares issued                            --        --         (1)        --          --            --           (1)
Dividends on preferred stock
  (per share -- $3,983.49)                 --        --         --        (10)         --            --          (10)
Dividends on common stock
  (per share -- $0.05)                     --        --         --         (6)         --            --           (6)
Net loss                                   --        --         --        (83)         --            --          (83)
- ---------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1991                  --       141      1,264        224          --          (187)       1,442

Issuance of shares under stock award
  plan                                     --         1         11         --          --            --           12
Unamortized cost of restricted
  shares issued                            --        --        (12)        --          --            --          (12)
Amortization of restricted shares
  cost                                     --        --          4         --          --            --            4
Dividends on common stock
  (per share -- $0.05)                     --        --         --         (6)         --            --           (6)
Net loss                                   --        --         --       (186)         --            --         (186)
- ---------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1992                  --       142      1,267         32          --          (187)       1,254

Issuance of shares under stock award
  plan                                     --        --          6         --          --            --            6
Unamortized cost of restricted
  shares issued                            --        --         (6)        --          --            --           (6)
Amortization of restricted shares
  cost                                     --        --          2         --          --            --            2
Conversion of executive deferred
  compensation to equity                   --        --          9         --          --            --            9
Purchase of common stock for
  treasury                                 --        --         --         --          --           (17)         (17)
Issuance of preferred stock to
  effect acquisition                       29        --         --         --          --            --           29
Issuance of treasury stock to effect
  acquisition                              --        --         --         (2)         --             7            5
Exercise of employee stock options         --        --          2         --          --            --            2
Translation adjustments                    --        --         --         --          (3)           --           (3)
Dividends on common stock
  (per share -- $0.05)                     --        --         --         (6)         --            --           (6)
Net loss                                   --        --         --        (15)         --            --          (15)
- ---------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1993               $  29      $142    $ 1,280     $    9         $(3)       $ (197)     $ 1,260
- ---------------------------------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COCA-COLA ENTERPRISES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

- --------------------------------------------------------------------------------------------
(In millions)                                                        1993     1992      1991
- --------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                   $ (15)  $  (186)  $  (83)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting changes                           --       171       --
     Depreciation                                                     254       227      160
     Amortization                                                     165       162       91
     Deferred income taxes                                             60       (21)     (16)
     Changes in current assets and current liabilities                 22      (116)      72
     Other nonoperating cash flows                                      7        42       37
- --------------------------------------------------------------------------------------------
Net cash provided by operating activities                             493       279      261

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                 (353)     (291)    (238)
Proceeds from the sale of property, plant and equipment                19        20       16
Acquisitions of companies, net of cash acquired (amounts paid to
  The Coca-Cola Company were $260, $11 and $81)                      (287)      (27)    (222)
- --------------------------------------------------------------------------------------------
Net cash used in investing activities                                (621)     (298)    (444)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of debt                                    822     2,218    1,091
Payments on debt                                                     (668)   (2,251)    (580)
Redemption of preferred stock                                          --        --     (250)
Purchase of treasury stock                                            (17)       --       --
Dividends on common and preferred stock                                (6)       (6)     (16)
Proceeds from issuance of common stock                                  2        --        2
- --------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                   133       (39)     247
- --------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  DURING THE YEAR                                                       5       (58)      64
Cash and cash equivalents at beginning of year                          6        64       --
- --------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  11   $     6   $   64
- --------------------------------------------------------------------------------------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COCA-COLA ENTERPRISES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS AND OWNERSHIP

     The Company operates in a single industry segment, which encompasses the manufacture, distribution and marketing of liquid nonalcoholic refreshments under rights to acquired franchise territories. The Coca-Cola Company owns approximately 44% of the Company's outstanding common shares.

PRINCIPAL ACCOUNTING POLICIES

Significant accounting policies and practices of the Company follow:

     Basis of Presentation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     The fiscal years presented are the fiscal periods ended December 31, 1993, 1992 and 1991. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     Net Income (Loss) Per Common Share: Net income (loss) per common share is computed by dividing net income (loss) less dividends on preferred stock by the weighted average number of common shares outstanding.

     Cash Equivalents: Cash equivalents include all highly liquid debt instruments purchased with original maturities of less than three months.

     Concentrations of Credit Risk: The Company sells products to chain store and other customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables varies by customer principally due to the financial condition of each customer. The Company monitors exposure to credit losses and maintains allowances for anticipated losses.

     Inventories: Inventories are valued at the lower of cost or market. Cost is computed principally on the last-in, first-out (LIFO) method.

     Property, Plant and Equipment: Property, plant and equipment is stated at cost, less allowances for depreciation. Depreciation expense is determined principally by the straight-line method. The annual rates of depreciation are 3% to 5% for buildings and improvements and 7% to 34% for machinery and equipment. The Company capitalizes, as land improvements, certain environmental remediation costs which improve the condition of the property as compared to the condition when constructed or acquired.

     Franchise Assets: The Company operates under franchise agreements with The Coca-Cola Company and certain other licensors of beverage products. These agreements establish performance obligations as to production, distribution and marketing arrangements. The majority of such agreements are perpetual in nature and reflect a long and ongoing relationship with The Coca-Cola Company and other franchisors. The Company has one nonperpetual franchise agreement with The Coca-Cola Company covering our Netherlands operations. This is a result of the fact that The Coca-Cola Company's franchises outside of the United States are not perpetual.

     Given the Company's historical relationship with The Coca-Cola Company and The Coca-Cola Company's equity ownership of approximately 44% in the Company, management of the Company believes this agreement will continue to be renewed upon expiration and that the economic period of benefit is ongoing. Franchise assets, stated at cost, are amortized on a straight-line basis over the

                           COCA-COLA ENTERPRISES INC.

maximum allowed estimated periods to be benefitted (principally 40 years). Accumulated amortization amounted to $738 million and $577 million at December 31, 1993 and 1992, respectively.

     Impairment of Long-Lived Assets: In the event facts and circumstances suggest that the cost of franchise assets or other assets may be impaired, an assessment of recoverability would be performed. If the estimated future cash flows associated with an asset were less than the carrying amount of the asset, an impairment write-down to a market value or discounted cash flow value would be required.

     Foreign Currency: The Company uses the local currency of Dutch florins as the functional currency of its Netherlands operations. Accordingly, assets and liabilities of the Netherlands subsidiary are translated into dollars at the rate of exchange in effect at the balance sheet date. Income and expense items are translated at the monthly average exchange rates prevailing during the year. The cumulative translation adjustment is included in a separate component of share-owners' equity.

     Hedging Instruments: The Company is party to a variety of interest rate swaps, short positions in interest rate futures and foreign currency option contracts in the management of interest rate and foreign currency exposures. The interest differential related to interest rate swap agreements is recognized as an adjustment of interest expense. Foreign currency options were not significant at December 31, 1993. Realized and unrealized gains and losses on all financial instruments designated and effective as hedges of interest rate exposure are deferred and recognized as increases or decreases to interest expense over the periods the hedged liabilities are outstanding.

     Marketing Costs: The Company participates in various advertising and marketing programs, some with The Coca-Cola Company. Certain costs incurred in connection with these programs are reimbursed by The Coca-Cola Company. All unreimbursed costs related to marketing and advertising the Company's products are expensed in the period incurred.

     Postretirement Benefits Other Than Pensions: In 1992, the Company adopted Statement of Financial Accounting Standards No. 106 ("FAS 106"), a method of accounting for postretirement benefits by accrual of the costs of such benefits during the periods employees provide service to the Company. The Company previously accounted for such costs as expense when incurred. The effect on years prior to 1992, representing that portion of future retiree benefit costs related to past service of both active and retired employees at the date of adoption, has been reported as the cumulative effect of an accounting change and such prior periods have not been restated.

     Income Taxes: In 1992, the Company changed its method of accounting for income taxes from the deferred method under Accounting Principles Board Statement No. 11 to the liability method by adopting Statement of Financial Accounting Standards No. 109 ("FAS 109"). Financial statements for periods prior to 1992 have not been restated for the effects of adopting FAS 109. The effect on prior years of adopting FAS 109 has been reported as the cumulative effect of an accounting change. FAS 109 requires that deferred tax liabilities and assets be established based on the difference between the financial statement and income tax bases of assets and liabilities using existing tax rates.

ACQUISITIONS AND DIVESTITURES

     The Company has the right to produce, distribute and market the soft drink products of The Coca-Cola Company and/or other soft drink products in the territories of acquired operations. Under the purchase method of accounting, the results of operations of acquired companies are included in the consolidated statements of operations of the Company as of their acquisition date. The assets and liabilities of acquired companies are included in the Company's consolidated

                           COCA-COLA ENTERPRISES INC.

balance sheet at their estimated fair values on date of purchase based on a preliminary allocation of the purchase price.

     On June 30, 1993, the Company acquired, from The Coca-Cola Company, the stock of (i) Coca-Cola Beverages Nederland B.V. in the Netherlands ("CCBN");
(ii) Roddy Coca-Cola Bottling Company, Inc. ("Roddy") in Knoxville, Tennessee; and (iii) Coca-Cola Bottling Company of Johnson City ("JC"), in Johnson City, Tennessee for an aggregate purchase price of approximately $366 million in cash and assumed debt. The transaction was accounted for under the purchase method.

     In December 1991, the Company acquired the Johnston Coca-Cola Bottling Group, Inc. ("Johnston"), the second largest bottler of soft drink products of The Coca-Cola Company in the United States. Johnston's territories, with a population estimated at approximately 28 million or 11% of the U.S. population, were located principally in the Midwestern United States. All of the outstanding Johnston common stock was acquired in exchange for the issuance from treasury of
13.438 million shares of the Company's common stock and the payment of approximately $196 million in cash in a transaction accounted for under the purchase method.

     Assuming the Johnston bottling operations had been acquired as of January 1, 1991, and the CCBN/Roddy/JC acquisition occurred as of January 1, 1992, unaudited pro forma results of operations are as follows (in millions except per share amounts):

- -------------------------------------------------------------------------------------------------------
                                                                            1993       1992       1991
- -------------------------------------------------------------------------------------------------------
NET OPERATING REVENUES                                                     $5,667     $5,538     $5,027
Cost of Sales                                                               3,535      3,547      3,170
- -------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                                2,132      1,991      1,857
Selling, general and administrative expenses                                1,741      1,670      1,535
Provision for restructuring                                                    --         --        152
- -------------------------------------------------------------------------------------------------------
OPERATING INCOME                                                              391        321        170
Interest expense, net                                                         334        325        312
Other nonoperating deductions, net                                              2          7          3
- -------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                                                 55        (11)      (145)
Income taxes:
  Expense (benefit) excluding rate change                                      30          4        (17)
  Rate change -- federal                                                       40         --         --
- -------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES                  (15)       (15)      (128)
Cumulative effect of accounting changes                                        --       (171)        --
- -------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                             (15)      (186)      (128)
Preferred stock dividend requirements                                          --         --          9
- -------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHARE OWNERS                        $  (15)    $ (186)    $ (137)
- -------------------------------------------------------------------------------------------------------
Income (Loss) Before Cumulative Effect of Accounting Changes
  Per Common Share                                                         $(0.11)    $(0.11)    $(0.99)
Net Income (Loss) Applicable to Common Share Owners Per Share               (0.11)     (1.45)     (1.06)
- -------------------------------------------------------------------------------------------------------
Depreciation                                                               $  266     $  248     $  205
Amortization                                                                  172        175        125
- -------------------------------------------------------------------------------------------------------

     The foregoing summary pro forma financial information reflects adjustments for the CCBN/Roddy/JC acquisition to give effect to (i) interest expense on acquisition financing through issuance of commercial paper at an annual interest rate of 3.8% for 1992 and 3.1% for the

                           COCA-COLA ENTERPRISES INC.

preacquisition period of 1993; (ii) repayment of assumed debt; (iii) amortization of the franchise assets acquired in the acquisition; and (iv) the income tax effect of such pro forma adjustments.

     The foregoing also reflects adjustments for the Johnston acquisition to give effect to (i) interest expense on acquisition financing at an estimated annual interest rate of 8.4%; (ii) issuance from treasury of 13.438 million shares of the Company's common stock; (iii) amortization of the franchise asset;
(iv) the effect of adjusting debt assumed from Johnston for terms anticipated for such debt to remain outstanding and to an effective annual interest rate of approximately 7.8%; (v) elimination of the gain recognized by the Company from the sale of its Ohio operations to Johnston in June 1990; and (vi) the income tax effect of such pro forma adjustments.

     Also in separate transactions in 1993, the Company acquired bottling operations in Arkansas and an architectural design and facility engineering company. The aggregate purchase price for these acquisitions, accounted for under the purchase method, approximated $60 million in common stock, preferred stock and debt.

     In separate transactions in 1992, the Company acquired bottling operations in Quincy, Illinois; Manchester, Georgia; Erie, Pennsylvania; and Laredo, Texas. The aggregate purchase price of these acquisitions, accounted for under the purchase method, approximated $40 million in cash and debt.

     In separate transactions in 1991, the Company acquired bottling operations in Ukiah, California; Jasper, Texas; Westminster, Annapolis and Cambridge, Maryland; and Dover, Delaware. The aggregate purchase price of these acquisitions, accounted for under the purchase method, approximated $55 million in cash and debt. Also in 1991, the Company sold its right to produce, distribute and market Dr Pepper and Barq's soft drinks in Jackson, Tennessee for approximately $3 million, resulting in a pretax gain of approximately $1 million.

INVENTORIES

Inventories are comprised of the following (in millions):

- --------------------------------------------------------------------------------------------
                                                                              DECEMBER 31,
                                                                             ---------------
                                                                             1993       1992
- --------------------------------------------------------------------------------------------
Finished goods                                                               $134       $127
Raw materials                                                                  48         74
Other                                                                          20         21
- --------------------------------------------------------------------------------------------
                                                                              202        222
Less LIFO reserve                                                               2         10
- --------------------------------------------------------------------------------------------
                                                                             $200       $212
- --------------------------------------------------------------------------------------------

                           COCA-COLA ENTERPRISES INC.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses are comprised of the following (in millions):

- --------------------------------------------------------------------------------------------
                                                                                DECEMBER 31,
                                                                               -------------
                                                                               1993     1992
- --------------------------------------------------------------------------------------------
Trade accounts payable                                                         $185     $263
Deposits on containers and shells                                                53       21
Accrued advertising payable                                                      98       78
Accrued compensation payable                                                     78       71
Accrued insurance payable                                                        62       68
Accrued interest payable                                                         98       95
Other accrued expenses                                                          125       86
- --------------------------------------------------------------------------------------------
                                                                               $699     $682
- --------------------------------------------------------------------------------------------

LONG-TERM DEBT

Long-term debt including current maturities consists of the following (in millions):

- --------------------------------------------------------------------------------------------
                                                                              DECEMBER 31,
                                                                             ---------------
                                                                              1993     1992
- --------------------------------------------------------------------------------------------
Commercial Paper                                                             $  522   $  197
8.00% and 8.20% Notes, due 1993                                                  --      500
8.20% Notes, due 1994                                                           243      243
8.35% Notes, due 1995                                                           250      250
6.50% and 7.875% Notes, due 1997                                                550      550
7.00% Notes, due 1999                                                           200      200
7.875% Notes, due 2002                                                          500      500
8.00% Notes, due 2005                                                           250       --
8.50% Debentures, due 2012                                                      250      250
8.75% Debentures, due 2017                                                      154      154
8.00% and 8.50% Debentures, due 2022                                          1,000    1,000
6.75% Debentures, due 2023                                                      250       --
Other long-term obligations                                                     222      287
- --------------------------------------------------------------------------------------------
                                                                             $4,391   $4,131
- --------------------------------------------------------------------------------------------

     Maturities of long-term debt for the five fiscal years subsequent to December 31, 1993, are as follows (in millions): 1994 -- $308; 1995 -- $263;
1996 -- $558; 1997 -- $555; and 1998 -- $10.

     The Company's commercial paper program is supported by a $1 billion revolving bank credit agreement maturing in April 1996 and two short-term credit facilities. There are no borrowings outstanding under these agreements; however, under the commercial paper program supported by these agreements, an aggregate $522 million was outstanding at December 31, 1993. The weighted average interest rates of borrowings under the commercial paper program were approximately 3.2% and 3.8% for 1993 and 1992, respectively.

     Terms of the revolving bank credit agreement and/or the outstanding notes and debentures include various provisions which, among other things, require the Company to (i) maintain a defined leverage ratio and (ii) limit the incurrence of certain liens or encumbrances in excess of defined amounts. None of these restrictions are presently significant to the Company.

                           COCA-COLA ENTERPRISES INC.

     The Company has outstanding certain interest rate swap agreements with financial institutions. At December 31, 1993, these interest rate swap agreements change (i) $150 million of the floating rate exposure on commercial paper to fixed rate exposure and (ii) $500 million of the fixed rate exposure on the $250 million 8% debentures due 2022 and $250 million of the $750 million 8.5% debentures due 2022 to floating rate exposure. All of the above interest rate swap agreements were in force at the beginning of 1993 except for the swap agreement related to the $250 million outstanding on the 8% debentures due 2022. These swap agreements expire in varying periods from 1994 through 1996, but may extend through 2023 depending upon interest rates at the initial expiration date.

     In addition, the Company has certain Eurodollar futures contracts with financial institutions which hedge its floating rate exposure on the interest rate swap agreements. At December 31, 1993, the Eurodollar futures cover the following periods: (i) $250 million from December 1993 through September 1994 and (ii) $250 million from March 1994 through June 1996. The adjustment to market of these Eurodollar futures contracts aggregate unrecognized losses of $5 million as of December 31, 1993. These unrecognized amounts will be decreased or increased, as appropriate, to the final settlement date of each contract, at which time amounts will be amortized over the ensuing contract period.

     Activities under interest rate swap agreements and Eurodollar futures contracts have resulted in a decrease in interest expense for 1993 of approximately $7 million. The Company is exposed to credit losses for periodic settlements of amounts due under interest rate swaps; however, amounts due under these agreements were not significant at December 31, 1993.

LEASES

     The Company leases office and warehouse space, computer hardware, and machinery and equipment under lease agreements which expire at various dates through 2019. At December 31, 1993, future minimum lease payments under noncancellable operating leases aggregate approximately $44 million. Rent expense was approximately $25 million, $25 million and $24 million during 1993, 1992 and 1991, respectively.

PREFERRED STOCK

     In connection with the 1993 acquisition of the Coca-Cola Bottling Company of Northeast Arkansas, Inc., the Company issued 1,000,000 shares of nonvoting convertible preferred stock with a stated value of $35 per share. Each share is convertible into one share of common stock at any time at the option of the holder. The preferred stock may be called by the Company at any time for cash equal to its stated value plus accrued dividends. The preferred stock pays cumulative cash dividends of 3% per annum for the first five years, 4.29% per annum for the following five years, adjusting to an annual rate equal to LIBOR plus 1% thereafter. Adjustment of the stated value of the preferred stock to its estimated fair value of approximately $29 million results in an annual dividend cost of approximately 6%.

     During 1991, the Company redeemed all of its then existing nonvoting variable dividend rate preferred stock at book value.

SHARE REPURCHASE

     During 1993, the Company repurchased 1,153,900 shares of its common stock on the open market for an aggregate cost of approximately $17 million. The repurchased shares represent

                           COCA-COLA ENTERPRISES INC.

additions to treasury stock and are intended, among other things, to replenish an aggregate 400,000 treasury shares issued to effect an acquisition during 1993.

STOCK OPTIONS AND OTHER STOCK PLANS

     The Company's 1992 Restricted Stock Award Plan ("the 1992 Plan") provides for awards to certain officers and other key employees of the Company of up to an aggregate 1.5 million shares of the Company's common stock. The 1986 Restricted Stock Award Plan ("the 1986 Plan") provides for awards to certain officers and other key employees of the Company of up to an aggregate 1 million shares of the Company's common stock. Awards under both plans vest (i) when a participant dies, retires or becomes disabled; (ii) when the Compensation Committee of the Board of Directors elects, in its sole discretion, to remove certain restrictions; or, with regard to the 1992 Plan, (iii) based on the attainment of certain market price levels of the Company's stock. Such awards also entitle the participant to full dividend and voting rights. Shares awarded under both plans are restricted as to disposition and subject to forfeiture under certain circumstances. The market value of the shares at the date of grant is charged to operations ratably over the vesting periods.

     In 1992, the Board of Directors of the Company terminated the 1986 Plan, canceling the remaining 476,000 shares under this plan available for grant. Restricted shares issued under the 1992 Plan, totalling 22,400 shares were forfeited in 1993 and returned to treasury. Further information relating to restricted stock awards follows:

- --------------------------------------------------------------------------------------------
                                                                      1993           1992
- --------------------------------------------------------------------------------------------
Awards available for grant -- beginning of year                      648,900         476,000
New awards authorized                                                     --       1,500,000
Available shares terminated                                               --        (476,000)
Shares issued                                                       (463,100)       (851,100)
- --------------------------------------------------------------------------------------------
Awards available for grant -- end of year                            185,800         648,900
- --------------------------------------------------------------------------------------------

     The Company's 1991 Stock Option Plan (the "Stock Option Plan"), provides for the granting of nonqualified stock options to officers and certain key employees. The Stock Option Plan provides that options for 3 million shares of the Company's common stock may be granted prior to the plan's expiration in 1996. The Company's 1990 Management Stock Option Plan (the "Management Option Plan") provides for the granting of nonqualified stock options to certain key employees. The Management Option Plan provides that options for 2 million shares of the Company's common stock may be granted. Options awarded under the Stock Option Plan and the Management Option Plan (i) are generally granted at prices which equate to or are above fair market value on the date of grant; (ii) become exercisable over either a three or four year period; and (iii) expire ten years subsequent to award.

                           COCA-COLA ENTERPRISES INC.

     Included in options outstanding at December 31, 1993 were various options granted under previous plans with similar terms. Further information relating to options follows:

- ---------------------------------------------------------------------------------------------
                                                                      1993            1992
- ---------------------------------------------------------------------------------------------
Options outstanding at beginning of year                            5,680,333       4,128,067
Options granted                                                     1,109,900       1,885,800
Options exercised                                                    (149,921)             --
Options canceled                                                     (598,545)       (333,534)
- ---------------------------------------------------------------------------------------------
Options outstanding at end of year                                  6,041,767       5,680,333
- ---------------------------------------------------------------------------------------------
Options exercisable at end of year
  (Option price -- $13.125 to $18.50 per share)                     3,034,534       3,230,828
- ---------------------------------------------------------------------------------------------
Shares available for future grant                                     286,500       1,396,400
- ---------------------------------------------------------------------------------------------

     On initial offering of stock to the public, each of the seven directors who was not an officer of the Company or The Coca-Cola Company was awarded options to acquire up to 1,500 shares of common stock and certain officers of the Company were granted options to purchase 245,000 shares of the Company's common stock at $16.50 per share (the initial public offering price). Since that time, new directors, upon election, who were not an officer of the Company or The Coca-Cola Company were awarded options to acquire up to 1,500 shares of common stock at $16.50 per share. Options to purchase 198,000 shares under this plan have subsequently been canceled, and 15,000 options have been exercised. Currently exercisable options with rights totaling 45,500 shares remain outstanding and will expire in November 1996.

     In 1991, the Company adopted the Stock Appreciation Rights Plan (the "SAR Plan") which provides for the award of an aggregate 1 million stock appreciation rights ("units") to qualified participants prior to the SAR Plan's expiration in 1996. Each unit entitles the holder to receive cash based on the difference between the market value of a share of the Company's common stock on the date of award and the fair market value of such stock on the date of exercise. Included in stock appreciation rights outstanding at December 31, 1993 are various units awarded under a prior plan with similar terms. In 1992, units available for future grants under all stock appreciation rights plans were terminated.

     Further information relating to stock appreciation rights follows:

- ---------------------------------------------------------------------------------------------
                                                                        1993          1992
- ---------------------------------------------------------------------------------------------
Units outstanding at beginning of year                                1,070,572     1,076,580
Units granted                                                                --            --
Units exercised                                                         (58,027)           --
Units canceled                                                         (134,168)       (6,008)
- ---------------------------------------------------------------------------------------------
Units outstanding at end of year
  (Base value -- $14.50 to $17.50 per unit)                             878,377     1,070,572
- ---------------------------------------------------------------------------------------------

PENSION AND CERTAIN BENEFIT PLANS

     The Company sponsors various pension plans and participates in certain multiemployer pension plans covering substantially all U.S. employees. The benefits related to company-sponsored plans are based on years of service and compensation earned during years of employment. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such

                           COCA-COLA ENTERPRISES INC.

additional amounts as management may determine to be appropriate but within applicable legal limits. These qualified defined benefit plans sponsored by the Company are insured by the Pension Benefit Guaranty Corporation ("PBGC"). The Company also sponsors several unfunded nonqualified defined benefit plans covering certain officers and other employees.

     Total pension expense amounted to approximately $19 million (including $6 million for multiemployer plans) in 1993 and 1992, and $14 million (including $5 million for multiemployer plans) in 1991.

     Net periodic pension cost for company-sponsored defined benefit plans included the following (in millions):

- --------------------------------------------------------------------------------------------
                                                                          1993   1992   1991
- --------------------------------------------------------------------------------------------
Service cost -- benefits earned during the period                         $ 19   $ 14   $ 10
Interest cost on projected benefit obligation                               29     29     23
Actual return on assets                                                    (61)   (36)   (61)
Net amortization and deferral                                               26      6     37
- --------------------------------------------------------------------------------------------
Net periodic pension cost                                                 $ 13   $ 13   $  9
- --------------------------------------------------------------------------------------------

     The following table sets forth the funded status of domestic company-sponsored plans and amounts recognized by the Company, segregated by
(i) plans whose assets exceed the accumulated benefit obligation ("ABO") and
(ii) plans whose ABO exceeds assets (in millions):

- ------------------------------------------------------------------------------------------
                                           PBGC INSURED PLANS               OTHER PLANS
                                   -----------------------------------   -----------------
                                         1993               1992          1993      1992
                                   ----------------   ----------------   -------   -------
                                   ASSETS     ABO     ASSETS     ABO       ABO       ABO
                                   EXCEED   EXCEEDS   EXCEED   EXCEEDS   EXCEEDS   EXCEEDS
                                    ABO     ASSETS     ABO     ASSETS    ASSETS    ASSETS
- ------------------------------------------------------------------------------------------
Actuarial present value of
  benefit obligations:
  Vested benefit obligation        $(303)    $ (22)   $(212)    $ (50)    $ (13)    $ (12)
- ------------------------------------------------------------------------------------------
  Accumulated benefit obligation   $(325)    $ (25)   $(248)    $ (54)    $ (13)    $ (14)
- ------------------------------------------------------------------------------------------
  Projected benefit obligation     $(367)    $ (25)   $(311)    $ (64)    $ (14)    $ (19)
Plan assets at fair value,
  primarily listed stocks, bonds
  and government securities          402        18      321        46        --        --
- ------------------------------------------------------------------------------------------
Plan assets in excess of (less
  than) projected benefit
  obligation                          35        (7)      10       (18)      (14)      (19)
Unrecognized net (gain) loss         (14)        3       20         3         4         4
Unrecognized prior service cost      (12)        2        1         2        (9)       --
Unrecognized net transition
  (asset) liability and other        (12)       --      (13)        1         2         2
- ------------------------------------------------------------------------------------------
Prepaid (accrued) pension cost
  included in the balance sheet    $  (3)    $  (2)   $  18     $ (12)    $ (17)    $ (13)
- ------------------------------------------------------------------------------------------

     The weighted average discount rate utilized in determining the actuarial present value of the projected benefit obligation as of the respective valuation dates was 7.5% and 8.25% in 1993 and 1992, respectively. The weighted average rate of increase in future compensation was 5.5% and 6%

                           COCA-COLA ENTERPRISES INC.

in 1993 and 1992, respectively. The expected long-term rate of return on plan assets was 8.5%, 9.5% and 9% in 1993, 1992 and 1991, respectively.

     CCBN participates in a multiemployer pension plan covering a majority of its employees. CCBN also sponsors a supplemental defined benefit plan for certain employees. At December 31, 1993, the accumulated benefit obligation for the supplemental plan was $9 million, the projected benefit obligation was $17 million and plan assets were $17 million. CCBN also sponsors an unfunded voluntary early retirement plan for certain employees allowing early retirement at age 60. At December 31, 1993, the accumulated benefit obligation, which has been fully accrued, was $5 million and the projected benefit obligation was $6 million.

     In addition to the defined benefit plans described above, the Company also sponsors a qualified defined contribution plan covering all full-time nonunion employees in the United States. The Company matches 50% of a participant's voluntary contributions up to a maximum of 6% of a participant's compensation. The Company's contribution expense was approximately $10 million in 1993 and 1992, and $9 million in 1991.

POSTRETIREMENT BENEFIT PLANS

     The Company sponsors various unfunded defined benefit postretirement plans that provide health care and life insurance benefits to substantially all nonunion and certain union retirees who retire with a minimum period of service. Adoption of FAS 106 during 1992 changed the Company's method of accounting for such postretirement benefits as an expense when claims were incurred to accrual of the costs of such benefits during the periods employees provide service to the Company.

     The Company immediately recognized the transition obligation of adopting FAS 106. The effect on years prior to 1992 of adopting FAS 106, representing that portion of unrecognized future retiree benefit costs related to past service of both active and retired employees as of the date of adoption, has been reported as the cumulative effect of an accounting change and prior periods have not been restated. The cumulative effect of adopting FAS 106 as of January 1, 1992 decreased net income by approximately $148 million (net of income taxes of $91 million) or $1.15 per common share.

     In the first quarter of 1993, the Company completed the redesign and consolidation of its postretirement benefit plans by amending the plans then in effect. The effect of plan amendments was to decrease the accumulated postretirement benefit obligation at January 1, 1993 from approximately $312 million to $164 million, resulting in $148 million of excess prior service cost, and to reduce the full-year 1993 postretirement benefits expense by approximately $31 million. The excess prior service cost is being amortized over the average service life of plan participants, approximately 17 years.

                           COCA-COLA ENTERPRISES INC.

     The following table presents the plan's funded status reconciled with amounts recognized in the Company's balance sheets at December 31, 1993 and 1992 (in millions):

- --------------------------------------------------------------------------------------------
                                                                               1993     1992
- --------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
  Retirees                                                                     $105     $108
  Fully eligible active plan participants                                        11       32
  Other active plan participants                                                 63      172
- --------------------------------------------------------------------------------------------
                                                                                179      312
Unamortized excess prior service cost asset                                     140       --
Unrecognized net loss                                                            (2)      --
- --------------------------------------------------------------------------------------------
Accrued postretirement benefit obligation                                      $317     $312
- --------------------------------------------------------------------------------------------

     Net periodic postretirement benefit cost for 1993 and 1992 includes the following components (in millions):

- --------------------------------------------------------------------------------------------
                                                                               1993     1992
- --------------------------------------------------------------------------------------------
Service cost attributed to service during the year                             $ 6      $14
Interest cost on accumulated postretirement benefit obligation                  14       24
Amortization of unrecognized excess prior service cost                          (9)      --
- --------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                                       $11      $38
- --------------------------------------------------------------------------------------------

     Actuarial assumptions used in determining the postretirement benefit cost and the accumulated postretirement benefit obligation include a discount rate of 7.5% and 8.5% and an average rate of increase in future compensation of 5.5% and 6%, in 1993 and 1992, respectively. The assumed weighted average annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) was 15% pre-Medicare and 11% post-Medicare for 1993 and 1992, decreasing to 6% by the year 2052 and remaining at that level thereafter. However, the postretirement benefit plan, as amended effective January 1, 1993, is a "defined dollar benefit plan" which limits the effect of medical inflation to a maximum of 4% per year after 1996. Because the amended postretirement medical plan has established dollar limits for determining company contributions, the effect of a 1% increase in the assumed health care cost trend rates is not significant.

PROVISION FOR RESTRUCTURING

     The Company recognized in the fourth quarter of 1991 a $152 million ($0.86 per common share) provision for restructuring related primarily to the standardization of information systems, reconfiguration of sales and distribution centers, and severance and relocation costs associated with decentralizing the Company's organizational structure and eliminating redundant staff and operating positions.

INCOME TAXES

     On August 10, 1993, the Omnibus Budget Reconciliation Act was signed into law. The Company was affected principally by the increase in the corporate marginal income tax rate from 34% to 35%. Under FAS 109, the Company's deferred income taxes were adjusted to reflect the effect of the new rate. This adjustment resulted in a one-time charge of approximately $40 million ($0.31 per common share) to increase the Company's deferred tax liability existing at the date of enactment for the effect of the rate change. Additionally, the Company's annual estimated effective tax rate was

                           COCA-COLA ENTERPRISES INC.

increased by an amount approximating the 1% marginal rate increase. Other components of the new law are not expected to have a material impact on the financial position or results of operations of the Company.

     Application of FAS 109 decreases pretax income and decreases income tax expense in both 1992 and 1993 by approximately $38 million as a result of amortization of the increased franchise asset. This increased amortization results from the requirement to report assets acquired in prior business combinations at their pretax amounts, eliminating the impact of nondeductible amortization from the computation of income tax expense under the new accounting standard.

     During 1987, the Company filed elections under Section 338 of the Internal Revenue Code, relating to various bottling companies acquired in 1986. Tax operating loss carryforwards aggregating approximately $943 million have arisen principally from the additional tax deductions resulting from such elections. These carryforwards are available to offset future federal taxable income through their expiration in varying amounts aggregating $5 million in 1996 through 1998; $279 million in 1999 through 2003; and $659 million in 2004 through 2008.

     A deferred tax asset is recognized for the tax benefit of deductible temporary differences and net operating loss and tax credit carryforwards. A valuation allowance is recognized if it is "more likely than not" that some or all of the deferred tax asset will not be realized. Management believes that the future reversal of existing taxable temporary differences provides evidence that the majority of deferred tax assets will be realized. A valuation allowance of $105 million, $86 million and $77 million as of December 31, 1993, 1992 and January 1, 1992, respectively, was established for the remaining deferred tax assets. Upon realization, the tax benefit for net operating loss carryforwards of acquired companies for which a valuation allowance has been established will be applied to reduce recorded franchise values. Net operating loss carryforwards of acquired companies were approximately $59 million at December 31, 1993.

     Deferred income taxes reflect the tax effects of differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1993 and 1992 are as follows (in millions):

- --------------------------------------------------------------------------------------------
                                                                             1993      1992
- --------------------------------------------------------------------------------------------
Deferred tax liabilities:
  Franchise assets                                                          $2,210    $1,894
  Property, plant and equipment                                                180       164
- --------------------------------------------------------------------------------------------
     Total deferred tax liabilities                                          2,390     2,058
- --------------------------------------------------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards                                            (378)     (335)
  Employee and retiree benefit accruals                                       (186)     (166)
  Restructuring reserves                                                       (31)      (35)
  Long-term debt                                                                (4)      (11)
  Other, net                                                                   (65)      (30)
- --------------------------------------------------------------------------------------------
     Total deferred tax assets                                                (664)     (577)
  Valuation allowance for deferred tax assets                                  105        86
- --------------------------------------------------------------------------------------------
     Net deferred tax liabilities                                           $1,831    $1,567
- --------------------------------------------------------------------------------------------

                           COCA-COLA ENTERPRISES INC.

     Significant components of the provision for income taxes attributable to continuing operations, excluding the cumulative effect of accounting changes, are as follows (in millions):

- ---------------------------------------------------------------------------------------------
                                                                           1993   1992   1991
- ---------------------------------------------------------------------------------------------
Current:
  United States
     Federal                                                               $--    $  6   $  2
     State and local                                                         9      18      5
  Foreign                                                                    1      --     --
- ---------------------------------------------------------------------------------------------
     Total current provision                                                10      24      7
- ---------------------------------------------------------------------------------------------
Deferred:
  United States
     Federal                                                                20      (9)   (17)
     State and local                                                         2     (12)     1
     Rate change -- federal                                                 40      --     --
  Foreign                                                                   (2)     --     --
- ---------------------------------------------------------------------------------------------
     Total deferred provision                                               60     (21)   (16)
- ---------------------------------------------------------------------------------------------
     Total provision for income taxes                                      $70    $  3   $ (9)
- ---------------------------------------------------------------------------------------------

     The current tax provision for 1993 and 1992 represents the amount of income taxes paid or payable for the year. The deferred tax provision for 1993 and 1992 represents the change in the deferred tax liabilities and assets and, for business combinations, the change since date of acquisition.

     The components of the provision for deferred income taxes for 1991, computed using the deferred method, are as follows (in millions):

- -------------------------------------------------------------------------------------------
                                                                                       1991
- -------------------------------------------------------------------------------------------
Depreciation                                                                           $ 13
Amortization                                                                             67
Tax net operating losses                                                                (42)
Installment gain election for sale of Ohio operations                                   (12)
Accrual to cash adjustments                                                             (50)
Alternative minimum tax                                                                  (1)
Other, net                                                                                9
- -------------------------------------------------------------------------------------------
                                                                                       $(16)
- -------------------------------------------------------------------------------------------

                           COCA-COLA ENTERPRISES INC.

     A reconciliation of the expected income tax expense (benefit) at the statutory federal rate to the Company's actual income tax provision follows (in millions):

- ----------------------------------------------------------------------------------------------
                                                                            1993   1992   1991
- ----------------------------------------------------------------------------------------------
Statutory expense (benefit)                                                 $19    $(4)   $(31)
State income taxes -- net of federal benefit                                  7      4       4
Nondeductible items                                                           2      1       1
Rate change -- federal                                                       40     --      --
Amortization of franchise assets                                             --     --      13
Acquisition adjustments                                                      --     --       1
Other, net                                                                    2      2       3
- ----------------------------------------------------------------------------------------------
                                                                            $70    $ 3    $ (9)
- ----------------------------------------------------------------------------------------------

FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

     Long-term debt: The carrying amounts of commercial paper, variable rate debt and other short-term borrowings approximate their fair values. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

     Hedging instruments and warrants: The fair values of the Company's futures contracts are estimated based on quoted market prices of comparable contracts or current settlement values. The fair values of the Company's interest rate swaps and warrants are estimated based on independent valuations from major investment banks.

     The carrying amounts and fair values of the Company's financial instruments at December 31, 1993 are as follows (in millions):

- -------------------------------------------------------------------------------------------------
                                                                    CARRYING AMOUNT    FAIR VALUE
- -------------------------------------------------------------------------------------------------
Cash and cash equivalents                                               $    11          $   11
Long-term debt                                                            4,391           4,783
Futures contracts                                                             5               5
Interest rate swaps                                                          --               5
Warrants                                                                     --              58
- -------------------------------------------------------------------------------------------------

     The Company does not anticipate any significant refunding activities which would settle long-term debt at fair value.

RELATED PARTY TRANSACTIONS

     The Company and The Coca-Cola Company have entered into various transactions and agreements related to their respective businesses. Various significant transactions and agreements entered into between the Company and The Coca-Cola Company are disclosed in other sections of

                           COCA-COLA ENTERPRISES INC.

the accompanying financial statements and related notes. The following items represent other transactions between the Company and The Coca-Cola Company, and its affiliates:

     Acquisition: The Coca-Cola Company had an approximate 20% ownership interest in Johnston. As a result of the acquisition in 1991, The Coca-Cola Company received 49,892 shares of the Company's common stock and $81 million in cash, reducing The Coca-Cola Company's ownership in the outstanding common stock of the Company from approximately 49% to approximately 44%.

     Fountain Syrup and Package Product Sales: Certain of the Company's operations sell fountain syrup to The Coca-Cola Company and deliver this syrup on behalf of The Coca-Cola Company to certain major or national accounts of The Coca-Cola Company. In addition, the Company sells bottle/can products to The Coca-Cola Company at prices that equate to amounts charged by the Company to its major customers. During 1993, 1992 and 1991, The Coca-Cola Company paid the Company approximately $220 million, $193 million and $138 million, respectively, for fountain syrups, bottle/can products and delivery and billing services.

     Antitrust Indemnity Agreement: During 1991, The Coca-Cola Company paid the Company approximately $1 million, pursuant to an agreement which indemnifies the Company for certain costs, settlements and fines arising out of alleged antitrust violations which occurred prior to the acquisition of certain bottlers by the Company. The indemnity period expired January 1, 1993.

     Marketing Support Arrangements: The Coca-Cola Company engages in a variety of marketing programs, local media advertising and other similar arrangements to promote the sale of products of The Coca-Cola Company in territories operated by the Company. For 1993, 1992 and 1991, total direct marketing support provided to the Company or on behalf of the Company by The Coca-Cola Company was approximately $256 million, $253 million and $199 million, respectively. In addition, the Company paid an additional $65 million, $63 million and $45 million in 1993, 1992 and 1991, respectively, for local media and marketing program expense pursuant to a cooperative advertising arrangement with The Coca-Cola Company.

COMMITMENTS AND CONTINGENCIES

     The Company is contingently liable for guarantees of the indebtedness owed primarily by manufacturing cooperatives of approximately $43 million at December 31, 1993.

     Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. Generally, the Company is self-insured for certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry. The Company has provided letters of credit aggregating approximately $104 million in connection with self-insurance programs.

     The Company has purchase agreements with various suppliers extending beyond one year. Subject to the supplier's quality and performance, the purchases covered by these agreements aggregate approximately $527 million in 1994, $529 million in 1995, $502 million in 1996, $508 million in 1997 and $103 million in 1998.

     Federal, state and local laws govern the Company's operation of underground fuel storage tanks and the required removal, replacement or modification of such tanks to satisfy regulations which go into effect in varying stages through 1998. Expenditures aggregating $9 million, $8 million

                           COCA-COLA ENTERPRISES INC.

and $25 million were made in 1993, 1992 and 1991, respectively, in a structured program designed to enhance compliance with such regulations including regulations governing the environmental discharge of materials. The Company has completed a majority of its multiyear program for remediation of environmental contamination. Completion of the Company's remediation program is not expected to have a material adverse effect on the financial position or results of operations of the Company.

     The Company has been named as a potentially responsible party ("PRP") for the costs of remediation of hazardous waste at six federal "Superfund" sites in Arkansas, California, Florida, Minnesota, New Hampshire and Ohio. Under current law, the Company's liability for clean up of such sites may be joint and several with other PRP's, regardless of the extent of the Company's use in relation to other users. In each case, the Company has determined that to the extent that it has any responsibility for hazardous waste deposited at any site, the amounts of such deposits are minimal compared to those of other financially responsible PRP's, and as a result, we believe the Company's ultimate liability will not have a material effect on its financial position or results of operations.

     In 1991, a Complaint was filed against the Company, each of the directors of the Company and Johnston seeking, among other things, to enjoin the Johnston acquisition. The Complaint alleges that The Coca-Cola Company, as the holder of approximately 49% (prior to the Johnston acquisition) of the outstanding common stock of the Company, owes fiduciary duties of loyalty, care and candor to the Company and the Company's public share owners and that The Coca-Cola Company breached its fiduciary duties by exerting influence over the Company in connection with the acquisition in order to maximize its financial interests at the expense of the Company and the Company's public share owners. The Complaint also alleges that the directors of the Company breached their fiduciary duties to the Company and its public share owners. Management believes that the Complaint is without merit and its ultimate disposition will not have a material adverse effect on the financial condition or results of operations of the Company.

     The Company is also involved in various other claims and legal proceedings, the resolution of which management believes will not have a material adverse effect on the financial position or results of operations of the Company.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Changes in assets and liabilities, net of effects from acquisitions of companies, were as follows (in millions):

- --------------------------------------------------------------------------------------------
                                                                 1993        1992       1991
- --------------------------------------------------------------------------------------------
Trade accounts and other receivables                             $  1       $ (30)      $ 26
Inventories                                                        28         (16)       (14)
Prepaid expenses and other assets                                   6         (13)         6
Accounts payable and accrued expenses                             (13)        (57)        54
- --------------------------------------------------------------------------------------------
Decrease (Increase)                                              $ 22       $(116)      $ 72
- --------------------------------------------------------------------------------------------

Cash payments during the year were as follows (in millions):

- --------------------------------------------------------------------------------------------
                                                                  1993       1992       1991
- --------------------------------------------------------------------------------------------
Interest                                                          $330       $255       $212
Income taxes                                                        10         36          8
- --------------------------------------------------------------------------------------------

                           COCA-COLA ENTERPRISES INC.

In conjunction with the acquisitions of bottling companies, liabilities were assumed as follows (in millions):

- --------------------------------------------------------------------------------------------
                                                               1993        1992        1991
- --------------------------------------------------------------------------------------------
Fair value of assets acquired                                  $ 774       $ 48       $1,674
Cash paid                                                       (287)       (27)        (222)
Equity issued                                                    (34)        --         (161)
Debt issued                                                       (1)       (15)          --
- --------------------------------------------------------------------------------------------
Liabilities assumed                                            $ 452       $  6       $1,291
- --------------------------------------------------------------------------------------------

QUARTERLY FINANCIAL DATA

(Unaudited; in millions except per share data)

- -----------------------------------------------------------------------------------------------
                                                                                         FISCAL
1993                                                 FIRST    SECOND   THIRD    FOURTH    YEAR
- -----------------------------------------------------------------------------------------------
Net Operating Revenues                               $1,208   $1,448   $1,487   $1,322   $5,465
Gross Profit                                            477      556      541      519    2,093
Net Income (Loss)                                        (5)      16      (30)       4      (15)
Net Income (Loss) Per Common Share                    (0.04)    0.13    (0.23)    0.03    (0.11)
- -----------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------
                                                                                         FISCAL
1992                                                 FIRST    SECOND   THIRD    FOURTH    YEAR
- -----------------------------------------------------------------------------------------------
Net Operating Revenues                               $1,112   $1,385   $1,351   $1,279   $5,127
Gross Profit                                            424      519      491      474    1,908
- -----------------------------------------------------------------------------------------------
Income (Loss) Before Cumulative Effect of
  Accounting Changes                                 $   25   $  (26)  $   17   $  (31)  $  (15)
Cumulative Effect of Accounting Changes                (171)      --       --       --     (171)
- -----------------------------------------------------------------------------------------------
Net Income (Loss)                                    $ (146)  $  (26)  $   17   $  (31)  $ (186)
- -----------------------------------------------------------------------------------------------
Per Common Share Data:
  Income (Loss) Before Cumulative Effect of
     Accounting Changes                              $ 0.20   $(0.20)  $ 0.13   $(0.24)  $(0.11)
  Cumulative Effect of Accounting Changes             (1.33)      --       --       --    (1.33)
  Net Income (Loss)                                   (1.14)   (0.20)    0.13    (0.24)   (1.45)
- -----------------------------------------------------------------------------------------------

     Each quarter presented includes ninety-one days, except the first quarter of 1992 (eighty-seven days), the fourth quarter of 1992 (ninety-seven days) and the first quarter of 1993 (ninety-two days).

     Due to the method used in calculating per share data as prescribed by Accounting Principles Board Opinion No. 15 and the timing of share repurchases by the Company, the per share data does not sum in certain instances to the per share data as computed for the quarter and the year.

     The third quarter of 1993 includes a one-time charge of approximately $40 million ($0.31 per common share) to increase the Company's deferred tax liability as a result of a 1% increase in the corporate marginal income tax rate.

     The fourth quarter of 1993 included a favorable year-end inventory (LIFO) adjustment of approximately $7 million of which approximately $5 million ($0.03 per common share) applied to previous quarters.

                           COCA-COLA ENTERPRISES INC.

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

Board of Directors
Coca-Cola Enterprises Inc.

     We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises Inc. and the related consolidated statements of operations, share-owners' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in the notes to consolidated financial statements, in 1992 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

                                          /s/  ERNST & YOUNG

Atlanta, Georgia
January 31, 1994

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the Directors of the Company is set forth under the captions "Election of Directors -- Nominees" and "Election of
Directors -- Information Concerning Directors" on pages 3 through 7 of the Company's 1994 Proxy Statement. Such information is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth at Item 4(A) of this report under the caption "Executive Officers of the Company." Information regarding compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company's executive officers and Directors, persons who own more than ten percent of the Company's common stock and their affiliates who are required to comply with such reporting requirements is set forth in "Election of Directors -- Compliance with Section 16(a) of the Securities Exchange Act of 1934" on pages 11 and 12 of the Company's 1994 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the captions "Election of Directors -- Compensation of Directors" and "Election of Directors -- Executive Compensation" on pages 8 and 9 and pages 13 through 22, respectively, of the Company's 1994 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the Company's $1 par value common stock by certain persons is set forth under the captions "Voting -- Principal Share Owners" and "Election of Directors -- Security Ownership of Directors and Officers" on pages 2 and 3 and pages 9 through 11, respectively, of the Company's 1994 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions between the Company, The Coca-Cola Company and their affiliates and certain other persons is set forth under the caption "Election of Directors -- Certain Relationships and Related Transactions" on pages 23 through 27 of the 1994 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. The following consolidated financial statements of the Company are included in Item 8 of this report:

     Consolidated Statements of Operations for each of the three years in the period ended December 31, 1993

     Consolidated Balance Sheets as of December 31, 1993 and December 31, 1992

     Consolidated Statements of Share-Owners' Equity for each of the three years in the period ended December 31, 1993

     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1993

     Notes to Consolidated Financial Statements

     Report of Independent Auditors

     (2) Financial Statement Schedules. The following financial statement schedules of the Company are included in this report on the pages indicated:

                                                                                 PAGE
                                                                                 ----
Schedule V      --  Property, Plant and Equipment for the fiscal years ended
                    December 31, 1993, 1992 and 1991............................ F- 2

Schedule VI     --  Accumulated Depreciation and Amortization of Property, Plant
                    and Equipment for the fiscal years ended December 31, 1993,
                    1992 and 1991............................................... F- 3

Schedule VIII   --  Valuation and Qualifying Accounts for the fiscal years ended
                    December 31, 1993, 1992 and 1991............................ F- 4

Schedule IX     --  Short-Term Borrowings for the fiscal years ended December
                    31, 1993, 1992 and 1991..................................... F- 5

Schedule X      --  Supplementary Income Statement Information for the fiscal years ended December 31, 1993, 1992 and 1991................ F- 6

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

     (3) Exhibits.

                                                         INCORPORATED BY REFERENCE OR FILED
                                                                      HEREWITH
                                                        (THE COMPANY'S CURRENT, QUARTERLY AND
                                                          ANNUAL REPORTS ARE FILED WITH THE
EXHIBIT                                                  SECURITIES AND EXCHANGE COMMISSION
NUMBER                    DESCRIPTION                         UNDER FILE NO. 01-09300)
- ------      ---------------------------------------    ---------------------------------------
  3.1   --  Restated Certificate of Incorporation      Exhibit 28.2 to the Company's Quarterly
            of Coca-Cola Enterprises, as amended on    Report on Form 10-Q as filed May 11,
            April 15, 1992.                            1992.

  3.2   --  Bylaws of Coca-Cola Enterprises, as        Exhibit 3.2 to the Company's Annual
            amended through February 18, 1992.         Report on Form 10-K for the fiscal year
                                                       ended December 31, 1991.

                                                         INCORPORATED BY REFERENCE OR FILED
                                                                      HEREWITH
                                                        (THE COMPANY'S CURRENT, QUARTERLY AND
                                                          ANNUAL REPORTS ARE FILED WITH THE
EXHIBIT                                                  SECURITIES AND EXCHANGE COMMISSION
NUMBER                    DESCRIPTION                         UNDER FILE NO. 01-09300)
- ------      ---------------------------------------    ---------------------------------------
  4.1   --  Indenture dated as of July 30, 1991,       Exhibit 4.1 to the Company's Current
            together with the First Supplemental       Report on Form 8-K (Date of Report:
            Indenture thereto dated January 29,        July 30, 1991); Exhibit 4.01 to the
            1992, between Coca-Cola Enterprises and    Company's Current Report on Form 8-K
            Manufacturers Hanover Trust Company, as    (Date of Report: January 29, 1992);
            Trustee, with regard to certain            Exhibit 4.02 to the Company's Current
            unsecured and unfunded debt securities     Report on Form 8-K (Date of Report:
            of Coca-Cola Enterprises, and forms of     January 29, 1992); Exhibit 4.01 to the
            notes and debentures issued thereunder.    Company's Current Report on Form 8-K
                                                       (Date of Report: September 8, 1992);
                                                       Exhibits 4.01 and 4.02 to the Company's
                                                       Current Report on Form 8-K (Date of
                                                       Report: November 12, 1992); Exhibit
                                                       4.01 to the Company's Current Report on
                                                       Form 8-K (Date of Report: January 4,
                                                       1993); Exhibit 4.02 to the Company's
                                                       Current Report on Form 8-K (Date of
                                                       Report: September 15, 1993).

  4.2   --  Medium Term Notes Issuing and Paying       Exhibit 4.3 to the Company's Annual
            Agency Agreement dated as of November      Report on Form 10-K for the fiscal year
            10, 1987, as amended, between Coca-Cola    ended December 30, 1988.
            Enterprises and Morgan Guaranty Trust
            Company of New York, as issuing and
            paying agent, including as Exhibit B
            thereto the form of Medium Term Note
            issuable thereunder, and including
            Supplement No. 1 and Supplement No. 2
            thereto each dated as of June 15, 1988.

  4.3   --  Indenture dated as of November 15, 1989    Exhibit 4.01 to the Company's Current
            between Coca-Cola Enterprises and          Report on Form 8-K (Date of Report:
            Bankers Trust Company, as Trustee, with    December 12, 1989); Exhibit 4.4(a) to
            regard to certain unsecured and            the Company's Annual Report on Form
            unsubordinated debt securities of          10-K for the fiscal year ended December
            Coca-Cola Enterprises, and forms of        29, 1989; Exhibit 4.4(b) to the
            Fixed Rate Medium Term Note and            Company's Annual Report on Form 10-K
            Floating Rate Medium Term Note, each       for the fiscal year ended December 29,
            issuable commencing December 18, 1989      1989.
            pursuant to the above-referenced
            Indenture.

                                                         INCORPORATED BY REFERENCE OR FILED
                                                                      HEREWITH
                                                        (THE COMPANY'S CURRENT, QUARTERLY AND
                                                          ANNUAL REPORTS ARE FILED WITH THE
EXHIBIT                                                  SECURITIES AND EXCHANGE COMMISSION
NUMBER                    DESCRIPTION                         UNDER FILE NO. 01-09300)
- ------      ---------------------------------------    ---------------------------------------
  4.4   --  Credit Agreement dated as of April 12,     Exhibit 4 to the Company's Quarterly
            1993 among Coca-Cola Enterprises; Bank     Report on Form 10-Q as filed on August
            of America National Trust and Savings      16, 1993.
            Association; Citibank, N.A.;
            NationsBank of Texas, National
            Association; The First National Bank of
            Chicago; Union Bank of Switzerland, New
            York Branch; Texas Commerce Bank
            National Association; Trust Company
            Bank; Wachovia Bank of Georgia, N.A.;
            Canadian Imperial Bank of Commerce; The
            Toronto-Dominion Bank; Swiss Bank
            Corporation, New York Branch and Cayman
            Islands Branch; Mellon Bank, N.A.; The
            Northern Trust Company.
            Certain instruments which define the rights of holders of long-term debt of the
            Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the Company and its subsidiaries. The Company and its subsidiaries hereby agree to furnish a copy of each such instrument to the
            Commission upon request.

 10.1   --  1986 Stock Option Plan of Coca-Cola        Exhibit 10.1 to the Company's Annual
            Enterprises, as amended through            Report on Form 10-K for the fiscal year
            February 12, 1991.*                        ended December 31, 1991.

 10.2   --  Form of Stock Option Agreement between     Exhibit 10.5 to the Company's
            Coca-Cola Enterprises and certain of       Registration Statement on Form S-1, No.
            its officers.*                             33-9447.

 10.3   --  1986 Restricted Stock Award Plan of        Exhibit 10.6 to the Company's Annual
            Coca-Cola Enterprises, as amended          Report on Form 10-K for the fiscal year
            February 16, 1988.*                        ended January 1, 1988.

 10.4   --  Long-Term Incentive Plan of Coca-Cola      Exhibit 10.7 to the Company's Annual
            Enterprises, as amended through July       Report on Form 10-K for the fiscal year
            10, 1989.*                                 ended December 29, 1989.

 10.5   --  1992-1993 Long-Term Incentive Plan of      Filed herewith.
            Coca-Cola Enterprises, as amended.*

 10.6   --  Management Incentive Plan of Coca-Cola     Exhibit 10.6 to the Company's Annual
            Enterprises.*                              Report on Form 10-K for the fiscal year
                                                       ended December 31, 1992.

 10.7   --  1991 Amendment and Restatement of the      Exhibit 10.7 to the Company's Annual
            Coca-Cola Enterprises Supplemental         Report on Form 10-K for the fiscal year
            Retirement Plan, as amended July 1,        ended December 31, 1991.
            1993.*

 10.8   --  Form of Stock Option Agreements between    Exhibit 10.36 to the Company's
            Coca-Cola Enterprises and certain of       Registration Statement on Form S-1, No.
            its Directors.*                            33-9447.

                                                         INCORPORATED BY REFERENCE OR FILED
                                                                      HEREWITH
                                                        (THE COMPANY'S CURRENT, QUARTERLY AND
                                                          ANNUAL REPORTS ARE FILED WITH THE
EXHIBIT                                                  SECURITIES AND EXCHANGE COMMISSION
NUMBER                    DESCRIPTION                         UNDER FILE NO. 01-09300)
- ------      ---------------------------------------    ---------------------------------------
 10.9   --  Coca-Cola Enterprises 1988 Stock           Exhibit 10.10 to the Company's Annual
            Appreciation Rights Plan as amended        Report on Form 10-K for the fiscal year
            through February 12, 1991.*                ended December 31, 1991.

 10.10  --  Coca-Cola Enterprises 1991 Stock Option    Exhibit 10.11 to the Company's Annual
            Plan, as amended and restated through      Report on Form 10-K for the fiscal year
            February 18, 1992.*                        ended December 31, 1992.

 10.11  --  Coca-Cola Enterprises 1992 Restricted      Exhibit 10.12 to the Company's Annual
            Stock Award Plan.*                         Report on Form 10-K for the fiscal year
                                                       ended December 31, 1992.

 10.12  --  Coca-Cola Enterprises Officer Severance    Exhibit 10.12 to the Company's Annual
            Plan.*                                     Report on Form 10-K for the fiscal year
                                                       ended December 31, 1991.

 10.13  --  Johnston Coca-Cola Bottling Group          Exhibit 10.18 to Johnston Coca-Cola
            Supplemental Retirement Plan.*             Bottling Group's Annual Report on Form
                                                       10-K for the fiscal year ended October
                                                       27, 1990 (Commission File No. 0-16428).

 10.14  --  Coca-Cola Enterprises Medical              Exhibit 10.14 to the Company's Annual
            Reimbursement Plan.*                       Report on Form 10-K for the fiscal year
                                                       ended December 31, 1991.

 10.15  --  Johnston Coca-Cola Bottling Group          Exhibit 10.6 to Johnston Coca-Cola
            Medical Reimbursement Plan.*               Bottling Group's Annual Report on Form
                                                       10-K for the fiscal year ended October
                                                       26, 1991. (Commission File No.
                                                       0-16428).

 10.16  --  Amended and Restated Deferred              Filed herewith.
            Compensation Agreement between Johnston
            Coca-Cola Bottling Group and Henry A.
            Schimberg dated December 16, 1991, as
            amended.*

 10.17  --  1993 Amendment and Restatement of          Filed herewith.
            Deferred Compensation Agreement between
            Johnston Coca-Cola Bottling Group and
            John R. Alm dated as of April 30, 1993*

 10.18  --  1993 Amendment and Restatement of          Filed herewith.
            Deferred Compensation Agreement between
            Johnston Coca-Cola Bottling Group and
            Philip H. Sanford dated as of April 30,
            1993*

 10.19  --  Retirement Plan for the Board of           Exhibit 10.33 to the Company's Annual
            Directors of Coca-Cola Enterprises,        Report on Form 10-K for the fiscal year
            effective April 11, 1991.*                 ended December 31, 1991.

 10.20  --  Deferred Compensation Plan for Non-        Filed herewith.
            Employee Director Compensation, dated
            June 15, 1989, as amended.*

                                                         INCORPORATED BY REFERENCE OR FILED
                                                                      HEREWITH
                                                        (THE COMPANY'S CURRENT, QUARTERLY AND
                                                          ANNUAL REPORTS ARE FILED WITH THE
EXHIBIT                                                  SECURITIES AND EXCHANGE COMMISSION
NUMBER                    DESCRIPTION                         UNDER FILE NO. 01-09300)
- ------      ---------------------------------------    ---------------------------------------
 10.21  --  Matching Gifts Program.*                   Exhibit 10.23 to the Company's Annual
                                                       Report on Form 10-K for the fiscal year
                                                       ended December 31, 1992.

 10.22  --  Tax Sharing Agreement dated November       Exhibit 10.1 to the Company's
            12, 1986 between Coca-Cola Enterprises     Registration Statement on Form S-1, No.
            and The Coca-Cola Company.                 33-9447.

 10.23  --  Registration Rights Agreement dated        Exhibit 10.3 to the Company's
            November 12, 1986 between Coca-Cola        Registration Statement on Form S-1, No.
            Enterprises and The Coca-Cola Company.     33-9447.

 10.24  --  Registration Rights Agreement dated as     Exhibit 10 to the Company's Current
            of December 17, 1991 among Coca-Cola       Report on Form 8-K (Date of Report:
            Enterprises, The Coca-Cola Company and     December 18, 1991).
            the share owners of Johnston Coca-Cola
            Bottling Group named therein.

 10.25  --  Registration Rights Agreement dated as     Filed herewith.
            of December 15, 1993 among Coca-Cola
            Enterprises, The Coca-Cola Company and
            the share owners of the Coca-Cola
            Bottling Company of Northeast Arkansas,
            Inc.

 10.26  --  Form of Bottle Contract, as amended.       Exhibit 10.24 to the Company's Annual
                                                       Report on Form 10-K for the fiscal year
                                                       ended December 30, 1988.

 10.27  --  Letter Agreement dated March 15, 1989      Exhibit 10.23 to the Company's Annual
            between Coca-Cola Enterprises and The      Report on Form 10-K for the fiscal year
            Coca-Cola Company with respect to the      ended December 31, 1991.
            Bottle Contracts, as amended by letter
            agreement dated December 18, 1991.

 10.28  --  Form of Tolling Agreement between The      Exhibit 10.41 to the Company's Annual
            Coca-Cola Company and various Company      Report on Form 10-K for the fiscal year
            bottlers.                                  ended January 2, 1987.

 10.29  --  Sweetener Sales Agreement -- Bottler       Exhibit 10.30 to the Company's Annual
            between The Coca-Cola Company and          Report on Form 10-K for the fiscal year
            various Company bottlers.                  ended December 31, 1992.

 10.30  --  Lease Agreement by and between The         Exhibit 10.31 to the Company's Annual
            Coca-Cola Company and Coca-Cola            Report on Form 10-K for the fiscal year
            Enterprises, as Tenant, commencing July    ended December 31, 1992.
            1, 1987, as amended.

 10.31  --  Share Repurchase Agreement dated           Exhibit 10.44 to the Company's Annual
            January 1, 1991 between The Coca-Cola      Report on Form 10-K for the fiscal year
            Company and Coca-Cola Enterprises.         ended December 28, 1990.

                                                         INCORPORATED BY REFERENCE OR FILED
                                                                      HEREWITH
                                                        (THE COMPANY'S CURRENT, QUARTERLY AND
                                                          ANNUAL REPORTS ARE FILED WITH THE
EXHIBIT                                                  SECURITIES AND EXCHANGE COMMISSION
NUMBER                    DESCRIPTION                         UNDER FILE NO. 01-09300)
- ------      ---------------------------------------    ---------------------------------------
 10.32  --  Stock Purchase Agreement dated as of       Exhibit 2 to the Company's Current
            June 29, 1993 by and among Coca-Cola       Report on Form 8-K (Date of Report:
            Holdings (Netherlands) B.V., The           June 30, 1993).
            Coca-Cola Company, Bottling Holdings
            (Netherlands) B.V. and Coca-Cola
            Enterprises.

 11     --  Statement re computation of per share      Filed herewith.
            earnings.

 12     --  Statement re computation of ratios.        Filed herewith.

 22     --  Subsidiaries of the Registrant.            Filed herewith.

 23     --  Consent of Independent Auditors.           Filed herewith.

 24     --  Powers of Attorney.                        Filed herewith.

- ---------------

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b) REPORTS ON FORM 8-K.

     On October 27, 1993 the Company filed a Current Report on Form 8-K, the date of which report was October 19, 1993, regarding the Company's financial results for the third quarter and the first nine months of 1993.

(c) EXHIBITS

     See Item 14(a)(3) above.

(d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COCA-COLA ENTERPRISES INC.
                                                 (Registrant)

                                          By: /s/    S. K. JOHNSTON, JR.
                                              ---------------------------------
                                                     S. K. Johnston, Jr.
                                              Vice Chairman and Chief Executive
                                                           Officer

Date: March 10, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                    DATE
       /s/   S. K. JOHNSTON, JR.               Vice Chairman, Chief Executive    March 10, 1994
       --------------------------                Officer and a Director
            (S. K. Johnston, Jr.)                (principal executive
                                                 officer)


       /s/    JOHN R. ALM                      Senior Vice President and         March 10, 1994
       --------------------------                Chief Financial Officer
             (John R. Alm)                       (principal financial officer
                                                 and principal accounting
                                                 officer)


                   *                           Director                          March 10, 1994
       --------------------------
           (Howard G. Buffett)

                   *                           Director                          March 10, 1994
       --------------------------
          (John L. Clendenin)

                   *                           Director                          March 10, 1994
       --------------------------
           (Johnnetta B. Cole)

                   *                           Director                          March 10, 1994
       --------------------------
         (T. Marshall Hahn, Jr.)

                   *                           Director                          March 10, 1994
       --------------------------
            (Claus M. Halle)

                   *                           Director                          March 10, 1994
       --------------------------
           (L. Phillip Humann)

                   *                           Director                          March 10, 1994
       --------------------------
           (M. Douglas Ivester)

                   *                           Director                          March 10, 1994
       --------------------------
           (E. Neville Isdell)



                  SIGNATURE                                TITLE                    DATE
                      *                        Director                        March 10, 1994
         ---------------------------
               (John E. Jacob)

                      *                        Director                        March 10, 1994
         ---------------------------
             (Robert A. Keller)

                      *                        Director                        March 10, 1994
         ---------------------------
            (S. L. Probasco, Jr.)

                      *                        Director                        March 10, 1994
         ---------------------------
            (Henry A. Schimberg)

                      *                        Director                        March 10, 1994
         ---------------------------
           (Francis A. Tarkenton)

       *By: /s/ LOWRY F. KLINE
            ------------------------
                Lowry F. Kline
               Attorney-in-Fact

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                            PAGE
                                                                                            ----
Schedule V     --   Property, Plant and Equipment for the fiscal years ended
                    December 31, 1993, 1992 and 1991......................................  F-2

Schedule VI    --   Accumulated Depreciation and Amortization of Property,
                    Plant and Equipment for the fiscal years ended
                    December 31, 1993, 1992 and 1991......................................  F-3

Schedule VIII  --   Valuation and Qualifying Accounts for the fiscal years ended
                    December 31, 1993, 1992 and 1991......................................  F-4

Schedule IX    --   Short-Term Borrowings for the fiscal years ended
                    December 31, 1993, 1992 and 1991......................................  F-5

Schedule X     --   Supplementary Income Statement Information for the fiscal
                    years ended December 31, 1993, 1992 and 1991..........................  F-6

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                           COCA-COLA ENTERPRISES INC.

                                 (In millions)

- ---------------------------------------------------------------------------------------------------------
               COLUMN A                  COLUMN B    COLUMN C     COLUMN D       COLUMN E       COLUMN F
- ---------------------------------------------------------------------------------------------------------
                                        BALANCE AT                            OTHER CHANGES-   BALANCE AT
                                        BEGINNING    ADDITIONS   RETIREMENTS   ADD (DEDUCT)-      END
            CLASSIFICATION              OF PERIOD     AT COST        (a)        DESCRIBE(b)    OF PERIOD
- ---------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED:
  DECEMBER 31, 1993
     Land                                 $  179       $  --        $  22          $   6         $  163
     Buildings and improvements              594          25            9             12            622
     Machinery and equipment               1,851         307          116             90          2,132
- ---------------------------------------------------------------------------------------------------------
                                           2,624         332          147            108          2,917
     Construction in progress(c)              82           6            8             14             94
- ---------------------------------------------------------------------------------------------------------
          TOTAL                           $2,706       $ 338        $ 155          $ 122         $3,011
- ---------------------------------------------------------------------------------------------------------
  DECEMBER 31, 1992
     Land                                 $  172       $  17        $  10          $  --         $  179
     Buildings and improvements              577          27            9             (1)           594
     Machinery and equipment               1,673         245           63             (4)         1,851
- ---------------------------------------------------------------------------------------------------------
                                           2,422         289           82             (5)         2,624
     Construction in progress(c)              83           5            6             --             82
- ---------------------------------------------------------------------------------------------------------
          TOTAL                           $2,505       $ 294        $  88          $  (5)        $2,706
- ---------------------------------------------------------------------------------------------------------
  DECEMBER 31, 1991
     Land                                 $  157       $   9        $   6          $  12         $  172
     Buildings and improvements              453          50           13             87            577
     Machinery and equipment               1,340         243           89            179          1,673
- ---------------------------------------------------------------------------------------------------------
                                           1,950         302          108            278          2,422
     Construction in progress(c)             146         (63)          --             --             83
- ---------------------------------------------------------------------------------------------------------
          TOTAL                           $2,096       $ 239        $ 108          $ 278         $2,505
- ---------------------------------------------------------------------------------------------------------

(a) The amounts shown in Column D include amounts transferred to other assets applicable to assets identified as idle during the year.
(b) The amounts shown in Column E include amounts applicable to acquired companies at date of acquisition net of (i) the effect of the restructuring reserve in 1991 and (ii) the effect of FAS 109 in 1992.
(c) Additions for construction in progress are net of amounts transferred to productive asset categories for assets placed in service during the year.

            SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                           COCA-COLA ENTERPRISES INC.

                                 (In millions)

- ---------------------------------------------------------------------------------------------
          COLUMN A             COLUMN B    COLUMN C     COLUMN D       COLUMN E      COLUMN F
- ---------------------------------------------------------------------------------------------
                                           ADDITIONS
                                BALANCE     CHARGED                                  BALANCE
                                  AT       TO COSTS                 OTHER CHANGES-    AT END
                               BEGINNING      AND      RETIREMENTS  ADD (DEDUCT)-       OF
         DESCRIPTION           OF PERIOD   EXPENSES       (a)          DESCRIBE       PERIOD
- ---------------------------------------------------------------------------------------------
FISCAL YEAR ENDED:
  DECEMBER 31, 1993
     Buildings and
       improvements              $ 125       $  26        $  3           $ --         $  148
     Machinery and equipment       848         228         103             --            973
- ---------------------------------------------------------------------------------------------
          TOTAL                  $ 973       $ 254        $106           $ --         $1,121
- ---------------------------------------------------------------------------------------------
  DECEMBER 31, 1992
     Buildings and
       improvements              $ 108       $  21        $  4           $ --         $  125
     Machinery and equipment       691         206          49             --            848
- ---------------------------------------------------------------------------------------------
          TOTAL                  $ 799       $ 227        $ 53           $ --         $  973
- ---------------------------------------------------------------------------------------------
  DECEMBER 31, 1991
     Buildings and
       improvements              $ 103       $  11        $  6           $ --         $  108
     Machinery and equipment       621         149          79             --            691
- ---------------------------------------------------------------------------------------------
          TOTAL                  $ 724       $ 160        $ 85           $ --         $  799
- ---------------------------------------------------------------------------------------------

(a) Includes amounts transferred to other assets applicable to assets identified as idle during the year.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS
                           COCA-COLA ENTERPRISES INC.

                                 (In millions)

- --------------------------------------------------------------------------------------------------------
           COLUMN A               COLUMN B               COLUMN C               COLUMN D       COLUMN E
- --------------------------------------------------------------------------------------------------------
                                                        ADDITIONS
                                              ------------------------------
                                 BALANCE AT   CHARGED TO                                        BALANCE
                                 BEGINNING    COSTS AND    CHARGED TO OTHER    DEDUCTIONS-      AT END
          DESCRIPTION            OF PERIOD     EXPENSES    ACCOUNTS-DESCRIBE    DESCRIBE       OF PERIOD
- --------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED:
  DECEMBER 31, 1993
     Allowance for losses on
       trade accounts               $ 31         $ 13             $ 5(a)           $16(b)        $  33
     Valuation allowance for
       deferred tax assets            86           19              --               --             105
  DECEMBER 31, 1992
     Allowance for losses on
       trade accounts               $ 22         $ 13             $ 4(a)           $ 8(b)        $  31
     Valuation allowance for
       deferred tax assets            --            9              77(c)            --              86
  DECEMBER 31, 1991
     Allowance for losses on
       trade accounts               $ 19         $  1             $ 6(a)           $ 4(b)        $  22
- --------------------------------------------------------------------------------------------------------

(a) Principally represents allowances for losses on trade accounts of acquired companies at date of acquisition and recoveries of amounts previously charged off.
(b) Charge off of uncollectible accounts.
(c) Adoption of FAS 109 as of January 1, 1992.

                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                           COCA-COLA ENTERPRISES INC.

                                 (In millions)

- ---------------------------------------------------------------------------------------------------------
              COLUMN A                  COLUMN B    COLUMN C     COLUMN D      COLUMN E       COLUMN F
- ---------------------------------------------------------------------------------------------------------
                                                                  MAXIMUM       AVERAGE       WEIGHTED
                                                    WEIGHTED      AMOUNT        AMOUNT         AVERAGE
                                       BALANCE AT    AVERAGE    OUTSTANDING   OUTSTANDING   INTEREST RATE
                                         END OF     INTEREST    DURING THE    DURING THE     DURING THE
              CATEGORY                   PERIOD       RATE        PERIOD       PERIOD(a)      PERIOD(b)
- ---------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED:
  DECEMBER 31, 1993
     Notes payable to banking
       institutions                       $ 22         6.7%        $  27         $  12           7.3%
     Commercial paper                      522         3.4%          694           409           3.2%
  DECEMBER 31, 1992
     Public medium-term notes             $ --          --         $ 484         $ 169           4.4%
     Commercial paper                      197         3.3%          779           523           3.8%
  DECEMBER 31, 1991
     Notes payable to banking
       institutions                       $ --          --         $ 250         $  63           7.9%
     Public medium-term notes              484         4.4%          484           338           5.5%
     Commercial paper                      778         4.8%          778           546           6.0%
- --------------------------------------------------------------------------------------------------------

(a) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by the number of months in the period.
(b) The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                           COCA-COLA ENTERPRISES INC.

                                 (In millions)

- -------------------------------------------------------------------------------------------------
                           COLUMN A                                          COLUMN B
- -------------------------------------------------------------------------------------------------
                                                                  CHARGED TO COSTS AND EXPENSES
                                                                               (b)
                                                                 --------------------------------
                                                                           FISCAL YEAR
                                                                 --------------------------------
                             ITEM                                 1993         1992         1991
- -------------------------------------------------------------------------------------------------
Maintenance and repairs                                           $ 76         $ 70         $ 48

Media advertising costs(a)                                          39           44           35

Amortization of franchise and other assets                         165          162           91
- -------------------------------------------------------------------------------------------------

(a) Media advertising costs as shown above do not include administrative expenses, as it is not practical to determine that portion applicable to media advertising. In addition, the amounts shown are net of cooperative advertising credits received from soft drink licensors of $41 million in 1993, $39 million in 1992 and $32 million in 1991.
(b) Royalties and taxes other than payroll and income taxes do not exceed one percent of net operating revenues and, accordingly, are not presented in the schedule.

                               APPENDIX TO MAPS



     Maps of the United States and a portion of Western Europe outlining the Company's territories are displayed on page 4 of this form. These maps appear in the paper format version of the form and not in this electronic filing.

                                 EXHIBIT INDEX

                           COCA-COLA ENTERPRISES INC.

                                 1993 FORM 10-K

                                                                          INCORPORATED BY REFERENCE OR
                                                                                 FILED HEREWITH
                                                                     (THE COMPANY'S CURRENT, QUARTERLY AND
                                                                       ANNUAL REPORTS ARE FILED WITH THE
    EXHIBIT                                                         SECURITIES AND EXCHANGE COMMISSION UNDER
    NUMBER                         DESCRIPTION                                 FILE NO. 01-09300)
    -------                ---------------------------                      -----------------------
3.1             Restated Certificate of Incorporation of           Exhibit 28.2 to the Company's Quarterly
                Coca-Cola Enterprises, as amended on April 15,     Report on Form 10-Q as filed May 11,
                1992.                                              1992.

3.2             Bylaws of Coca-Cola Enterprises, as amended        Exhibit 3.2 to the Company's Annual
                through February 18, 1992.                         Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1991.

                                                                          INCORPORATED BY REFERENCE OR
                                                                                 FILED HEREWITH
                                                                     (THE COMPANY'S CURRENT, QUARTERLY AND
                                                                       ANNUAL REPORTS ARE FILED WITH THE
    EXHIBIT                                                         SECURITIES AND EXCHANGE COMMISSION UNDER
    NUMBER                         DESCRIPTION                                 FILE NO. 01-09300)
    -------                ---------------------------                      -----------------------
4.1             Indenture dated as of July 30, 1991, together      Exhibit 4.1 to the Company's Current
                with the First Supplemental Indenture thereto      Report on Form 8-K (Date of Report:
                dated January 29, 1992, between Coca-Cola          July 30, 1991); Exhibit 4.01 to the
                Enterprises and Manufacturers Hanover Trust        Company's Current Report on Form 8-K
                Company, as Trustee, with regard to certain        (Date of Report: January 29, 1992);
                unsecured and unfunded debt securities of          Exhibit 4.02 to the Company's Current
                Coca-Cola Enterprises, and forms of notes and      Report on Form 8-K (Date of Report:
                debentures issued thereunder.                      January 29, 1992);  Exhibit 4.01 to the
                                                                   Company's Current Report on Form 8-K
                                                                   (Date of Report:  September 8, 1992);
                                                                   Exhibits 4.01 and 4.02 to the Company's
                                                                   Current Report on Form 8-K (Date of
                                                                   Report:  November 12, 1992); Exhibit
                                                                   4.01 to the Company's Current Report on
                                                                   Form 8-K (Date of Report:  January 4,
                                                                   1993);  Exhibit 4.02 to the Company's
                                                                   Current Report on Form 8-K (Date of
                                                                   Report:  September 15, 1993).

                                                                          INCORPORATED BY REFERENCE OR
                                                                                 FILED HEREWITH
                                                                     (THE COMPANY'S CURRENT, QUARTERLY AND
                                                                       ANNUAL REPORTS ARE FILED WITH THE
    EXHIBIT                                                         SECURITIES AND EXCHANGE COMMISSION UNDER
    NUMBER                         DESCRIPTION                                 FILE NO. 01-09300)
    -------                ---------------------------                      -----------------------
4.2             Medium Term Notes Issuing and Paying Agency        Exhibit 4.3 to the Company's Annual
                Agreement dated as of November 10, 1987, as        Report on Form 10-K for the fiscal year
                amended, between Coca-Cola Enterprises and         ended December 30, 1988.
                Morgan Guaranty Trust Company of New York, as
                issuing and paying agent, including as Exhibit
                B thereto the form of Medium Term Note issuable
                thereunder, and including Supplement No. 1 and
                Supplement No. 2 thereto each dated as of June
                15, 1988.

4.3             Indenture dated as of November 15, 1989 between    Exhibit 4.01 to the Company's Current
                Coca-Cola Enterprises and Bankers Trust            Report on Form 8-K (Date of Report:
                Company, as Trustee, with regard to certain        December 12, 1989); Exhibit 4.4(a) to
                unsecured and unsubordinated debt securities of    the Company's Annual Report on Form 10-K
                Coca-Cola Enterprises, and forms of Fixed Rate     for the fiscal year ended December 29,
                Medium Term Note and Floating Rate Medium Term     1989; Exhibit 4.4(b) to the Company's
                Note, each issuable commencing                     Annual Report on Form 10-K for the
                December 18, 1989 pursuant to the above-           fiscal year ended December 29, 1989.
                referenced Indenture.

                                                                          INCORPORATED BY REFERENCE OR
                                                                                 FILED HEREWITH
                                                                     (THE COMPANY'S CURRENT, QUARTERLY AND
                                                                       ANNUAL REPORTS ARE FILED WITH THE
    EXHIBIT                                                         SECURITIES AND EXCHANGE COMMISSION UNDER
    NUMBER                         DESCRIPTION                                 FILE NO. 01-09300)
    -------                ---------------------------                      -----------------------
4.4             Credit Agreement dated as of April 12, 1993        Exhibit 4 to the Company's Quarterly Report on
                among Coca-Cola Enterprises; Bank of America       Form 10-Q as filed on August 16, 1993.
                National Trust and Savings Association;
                Citibank, N.A.; NationsBank of Texas, National
                Association; The First National Bank of
                Chicago; Union Bank of Switzerland, New York
                Branch; Texas Commerce Bank National
                Association; Trust Company Bank; Wachovia Bank
                of Georgia, N.A.; Canadian Imperial Bank of
                Commerce; The Toronto-Dominion Bank; Swiss
                Bank Corporation, New York Branch and Cayman
                Islands Branch; Mellon Bank, N.A.; The Northern
                Trust Company.

                Certain instruments which define the rights of holders of long-term debt of the Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the Company and its subsidiaries. The Company and its subsidiaries hereby agree to furnish a copy of each such instrument to the Commission upon request.

10.1            1986 Stock Option Plan of Coca-Cola                Exhibit 10.1 to the Company's Annual
                Enterprises, as amended through February 12,       Report on Form 10-K for the fiscal year
                1991.*                                             ended December 31, 1991.






- ----------------------------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

                                                                          INCORPORATED BY REFERENCE OR
                                                                                 FILED HEREWITH
                                                                     (THE COMPANY'S CURRENT, QUARTERLY AND
                                                                       ANNUAL REPORTS ARE FILED WITH THE
    EXHIBIT                                                         SECURITIES AND EXCHANGE COMMISSION UNDER
    NUMBER                         DESCRIPTION                                 FILE NO. 01-09300)
    -------                ---------------------------                      -----------------------
10.2            Form of Stock Option Agreement between             Exhibit 10.5 to the Company's
                Coca-Cola Enterprises and certain of its           Registration Statement on Form S-1, No.
                officers.*                                         33-9447.

10.3            1986 Restricted Stock Award Plan of Coca-Cola      Exhibit 10.6 to the Company's Annual
                Enterprises, as amended February 16, 1988.*        Report on Form 10-K for the fiscal year
                                                                   ended January 1, 1988.

10.4            Long-Term Incentive Plan of Coca-Cola              Exhibit 10.7 to the Company's Annual
                Enterprises, as amended through July 10, 1989.*    Report on Form 10-K for the fiscal year
                                                                   ended December 29, 1989.

10.5            1992-1993 Long-Term Incentive Plan of Coca-Cola    Page 1 of Exhibit 10.5
                Enterprises, as amended.*

10.6            Management Incentive Plan of Coca-Cola             Exhibit 10.6 to the Company's Annual
                Enterprises.*                                      Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1992.

10.7            1991 Amendment and Restatement of the Coca-Cola    Exhibit 10.7 to the Company's Annual
                Enterprises Supplemental Retirement Plan, as       Report on Form 10-K for the fiscal year
                amended July 1, 1993.*                             ended December 31, 1991.

10.8            Form of Stock Option Agreements between            Exhibit 10.36 to the Company's
                Coca-Cola Enterprises and certain of its           Registration Statement on Form S-1,
                Directors.*                                        No. 33-9447.






- ----------------------------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

                                                                          INCORPORATED BY REFERENCE OR
                                                                                 FILED HEREWITH
                                                                     (THE COMPANY'S CURRENT, QUARTERLY AND
                                                                       ANNUAL REPORTS ARE FILED WITH THE
    EXHIBIT                                                         SECURITIES AND EXCHANGE COMMISSION UNDER
    NUMBER                         DESCRIPTION                                 FILE NO. 01-09300)
    -------                ---------------------------                      -----------------------
10.9            Coca-Cola Enterprises 1988 Stock Appreciation      Exhibit 10.10 to the Company's Annual
                Rights Plan as amended through February 12,        Report on Form 10-K for the fiscal year
                1991.*                                             ended December 31, 1991.

10.10           Coca-Cola Enterprises 1991 Stock Option Plan,      Exhibit 10.11 to the Company's Annual
                as amended and restated through February 18,       Report on Form 10-K for the fiscal year
                1992.*                                             ended December 31, 1992.

10.11           Coca-Cola Enterprises 1992 Restricted Stock        Exhibit 10.12 to the Company's Annual
                Award Plan.*                                       Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1992.

10.12           Coca-Cola Enterprises Officer Severance Plan.*     Exhibit 10.12 to the Company's Annual
                                                                   Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1991.

10.13           Johnston Coca-Cola Bottling Group Supplemental     Exhibit 10.18 to Johnston Coca-Cola
                Retirement Plan.*                                  Bottling Group's Annual Report on Form
                                                                   10-K for the fiscal year ended October
                                                                   27, 1990 (Commission File No. 0-16428).

10.14           Coca-Cola Enterprises Medical Reimbursement        Exhibit 10.14 to the Company's Annual
                Plan.*                                             Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1991.






- ----------------------------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

                                                                                  INCORPORATED BY REFERENCE OR
                                                                                         FILED HEREWITH
                                                                             (THE COMPANY'S CURRENT, QUARTERLY AND
                                                                               ANNUAL REPORTS ARE FILED WITH THE
    EXHIBIT                                                                 SECURITIES AND EXCHANGE COMMISSION UNDER
    NUMBER                         DESCRIPTION                                         FILE NO. 01-09300)
    -------                ---------------------------                              -----------------------
10.15           Johnston Coca-Cola Bottling Group Medical                  Exhibit 10.6 to Johnston Coca-Cola
                Reimbursement Plan.*                                       Bottling Group's Annual Report on Form
                                                                           10-K for the fiscal year ended October
                                                                           26, 1991.  (Commission File No.
                                                                           0-16428).

10.16           Amended and Restated Deferred Compensation                 Page 1 of Exhibit 10.16
                Agreement between Johnston Coca-Cola Bottling
                Group and Henry A. Schimberg dated December 16,
                1991, as amended.*

10.17           1993 Amendment and Restatement of Deferred                 Page 1 of Exhibit 10.17
                Compensation Agreement between Johnston Coca-Cola
                Bottling Group and John R. Alm dated as of
                April 30, 1993.*

10.18           1993 Amendment and Restatement of Deferred                 Page 1 of Exhibit 10.18
                Compensation Agreement between Johnston
                Coca-Cola Bottling Group and Philip H. Sanford
                dated as of April 30, 1993.*

10.19           Retirement Plan for the Board of Directors of              Exhibit 10.33 to the Company's Annual
                Coca-Cola Enterprises, effective April 11,                 Report on Form 10-K for the fiscal year
                1991.*                                                     ended December 31, 1991.

10.20           Deferred Compensation Plan for Non-Employee                Page 1 of Exhibit 10.20
                Director Compensation, dated June 15, 1989, as
                amended.*





- ----------------------------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

                                                                          INCORPORATED BY REFERENCE OR
                                                                                 FILED HEREWITH
                                                                     (THE COMPANY'S CURRENT, QUARTERLY AND
                                                                       ANNUAL REPORTS ARE FILED WITH THE
    EXHIBIT                                                         SECURITIES AND EXCHANGE COMMISSION UNDER
    NUMBER                         DESCRIPTION                                 FILE NO. 01-09300)
    -------                ---------------------------                      -----------------------
10.21           Matching Gifts Program.*                           Exhibit 10.23 to the Company's Annual
                                                                   Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1992.

10.22           Tax Sharing Agreement dated November 12, 1986      Exhibit 10.1 to the Company's
                between Coca-Cola Enterprises and The Coca-Cola    Registration Statement on Form S-1,
                Company.                                           No. 33-9447.

10.23           Registration Rights Agreement dated November       Exhibit 10.3 to the Company's
                12, 1986 between Coca-Cola Enterprises and The     Registration Statement on Form S-1, No.
                Coca-Cola Company.                                 33-9447.

10.24           Registration Rights Agreement dated as of          Exhibit 10 to the Company's Current
                December 17, 1991 among Coca-Cola Enterprises,     Report on Form 8-K (Date of Report:
                The Coca-Cola Company and the share owners of      December 18, 1991).
                Johnston Coca-Cola Bottling Group named
                therein.

10.25           Registration Rights Agreement dated as of          Page 1 of Exhibit 10.25
                December 15, 1993 among Coca-Cola Enterprises,
                The Coca-Cola Company and the share owners of
                the Coca-Cola Bottling Company of Northeast
                Arkansas, Inc.

10.26           Form of Bottle Contract, as amended.               Exhibit 10.24 to the Company's Annual
                                                                   Report on Form 10-K for the fiscal year
                                                                   ended December 30, 1988.


- ----------------------------------

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c).

                                                                          INCORPORATED BY REFERENCE OR
                                                                                 FILED HEREWITH
                                                                     (THE COMPANY'S CURRENT, QUARTERLY AND
                                                                       ANNUAL REPORTS ARE FILED WITH THE
    EXHIBIT                                                         SECURITIES AND EXCHANGE COMMISSION UNDER
    NUMBER                         DESCRIPTION                                 FILE NO. 01-09300)
    -------                ---------------------------                      -----------------------
                Letter Agreement dated March 15, 1989 between      Exhibit 10.23 to the Company's Annual
10.27           Coca-Cola Enterprises and The Coca-Cola Company    Report on Form 10-K for the fiscal year
                with respect to the Bottle Contracts, as           ended December 31, 1991.
                amended by letter agreement dated December 18,
                1991.

10.28           Form of Tolling Agreement between The Coca-Cola    Exhibit 10.41 to the Company's Annual
                Company and various Company bottlers.              Report on Form 10-K for the fiscal year
                                                                   ended January 2, 1987.

10.29           Sweetener Sales Agreement--Bottler between The     Exhibit 10.30 to the Company's Annual
                Coca-Cola Company and various Company bottlers.    Report on Form 10-K for the fiscal year
                                                                   ended December 31, 1992.

10.30           Lease Agreement by and between The Coca-Cola       Exhibit 10.31 to the Company's Annual
                Company and Coca-Cola Enterprises, as Tenant,      Report on Form 10-K for the fiscal year
                commencing July 1, 1987, as amended.               ended December 31, 1992.

10.31           Share Repurchase Agreement dated January 1,        Exhibit 10.44 to the Company's Annual
                1991 between The Coca-Cola Company and             Report on Form 10-K for the fiscal year
                Coca-Cola Enterprises.                             ended December 28, 1990.

10.32           Stock Purchase Agreement dated as of June 29,      Exhibit 2 to the Company's Current
                1993 by and among Coca-Cola Holdings               Report on Form 8-K (Date of Report:
                (Netherlands) B.V., The Coca-Cola Company,         June 30, 1993).
                Bottling Holdings (Netherlands) B.V. and
                Coca-Cola Enterprises.

11              Statement re computation of per share earnings.    Page 1 of Exhibit 11

12              Statement re computation of ratios.                Page 1 of Exhibit 12

                                                                          INCORPORATED BY REFERENCE OR
                                                                                 FILED HEREWITH
                                                                     (THE COMPANY'S CURRENT, QUARTERLY AND
                                                                       ANNUAL REPORTS ARE FILED WITH THE
    EXHIBIT                                                         SECURITIES AND EXCHANGE COMMISSION UNDER
    NUMBER                         DESCRIPTION                                 FILE NO. 01-09300)
    -------                ---------------------------                      -----------------------
22              Subsidiaries of the Registrant.                    Page 1 of Exhibit 22

23              Consent of Independent Auditors.                   Page 1 of Exhibit 23

24              Powers of Attorney.                                Page 1 of Exhibit 24