Form 10-Q
period 1994-04-01
COCA COLA ENTERPRISES INC
filed 1994-05-03
CIK 804055

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 ---------
                                 Form 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended April 1, 1994

                                    OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 001-09300

                        COCA-COLA ENTERPRISES INC.

          (Exact name of registrant as specified in its charter)

                     Delaware                   58-0503352
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification No.)

          One Coca-Cola Plaza, N.W., Atlanta, Georgia    30313
          (Address of principal executive offices)     (Zip Code)

                               404-676-2100
           (Registrant's telephone number, including area code)

                              --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X       No
                             -----        -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock.

  129,723,700 Shares of $1 Par Value Common Stock as of April 29, 1994


===========================================================================

                         COCA-COLA ENTERPRISES INC.

                       QUARTERLY REPORT ON FORM 10-Q

                     FOR QUARTER ENDED APRIL 1, 1994



                                   INDEX
                                   -----
                                                                 Page
                                                                 ----

Part I - Item 1. Financial Statements

     Condensed Consolidated Statements of Operations
        for the Quarters ended April 1, 1994 and
        April 2, 1993. . . . . . . . . . . . . . . . . . . . .     1

     Condensed Consolidated Balance Sheets as of
        April 1, 1994 and April 2, 1993. . . . . . . . . . . .     2

     Condensed Consolidated Statements of Cash Flows
        for the Quarters ended April 1, 1994 and
        April 2, 1993. . . . . . . . . . . . . . . . . . . . .     4

     Notes to Condensed Consolidated Financial Statements. . .     5

Part I - Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . .    10

Part II - Item 1.  Legal Proceedings . . . . . . . . . . . . .    13

Part II - Item 4.  Submission of Matters to a Vote of
     Security-Holders . . . . . . . . . . . . . . . . . . . . .   13

Part II - Item 6.  Exhibits and Reports on Form 8-K . . . . . .   14

Signatures . . . . . . . . . . . . . . . . . . . .  . . . . . .   15

                         COCA-COLA ENTERPRISES INC.

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; In millions except per share data)


                                                      Quarter ended
                                                   -------------------
                                                    April       April
                                                     1994        1993
                                                   -------     -------
Net Operating Revenues. . . . . . . . . . . . .    $ 1,320     $ 1,208
Cost of sales . . . . . . . . . . . . . . . . .        799         731
                                                   -------     -------
Gross Profit. . . . . . . . . . . . . . . . . .        521         477
Selling, general and administrative expenses. .        452         408
                                                   -------     -------
Operating Income. . . . . . . . . . . . . . . .         69          69
Interest expense, net . . . . . . . . . . . . .         80          83
Other nonoperating deductions, net. . . . . . .          2           1
                                                   -------     -------
Income (Loss) Before Income Taxes . . . . . . .        (13)        (15)
Income tax expense (benefit)  . . . . . . . . .         (7)        (10)
                                                   -------     -------
Net Income (Loss) . . . . . . . . . . . . . . .         (6)         (5)
Preferred stock dividend requirements . . . . .          1           -
                                                   -------     -------
Net Income (Loss) Applicable to Common
  Share Owners  . . . . . . . . . . . . . . . .    $    (7)    $    (5)
                                                   =======     =======

Average Common Shares Outstanding . . . . . . .        129         129
                                                   =======     =======

Net Income (Loss) Per Common Share. . . . . . .    $ (0.06)    $ (0.04)
                                                   =======     =======

Dividends Per Common Share. . . . . . . . . . .    $0.0125     $0.0125
                                                   =======     =======













See Notes to Condensed Consolidated Financial Statements.

                        COCA-COLA ENTERPRISES INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In millions except share data)


                                                    April      December
               ASSETS                                1994        1993
                                                  ---------    --------
                                                 (Unaudited)

CURRENT
  Cash and cash equivalents, at cost
    (approximates market) . . . . . . . . . . .     $    1      $   11
  Trade accounts receivable, less allowances
    of $32 and $33, respectively. . . . . . . .        457         442
  Inventories . . . . . . . . . . . . . . . . .        217         200
  Prepaid expenses and other assets . . . . . .         78          93
                                                    ------      ------
  Total Current Assets. . . . . . . . . . . . .        753         746



PROPERTY, PLANT AND EQUIPMENT
  Land. . . . . . . . . . . . . . . . . . . . .        163         163
  Buildings and improvements. . . . . . . . . .        626         622
  Machinery and equipment . . . . . . . . . . .      2,152       2,132
                                                    ------      ------
                                                     2,941       2,917
  Less allowances for depreciation. . . . . . .      1,170       1,121
                                                    ------      ------
                                                     1,771       1,796
  Construction in progress. . . . . . . . . . .        112          94
                                                    ------      ------
                                                     1,883       1,890


FRANCHISE AND OTHER NONCURRENT ASSETS . . . . .      6,030       6,046
                                                    ------      ------


                                                    $8,666      $8,682
                                                    ======      ======













See Notes to Condensed Consolidated Financial Statements.

                         COCA-COLA ENTERPRISES INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In millions except share data)


                                                    April      December
     LIABILITIES AND SHARE-OWNERS' EQUITY            1994        1993
                                                  ---------    --------
                                                 (Unaudited)

CURRENT
  Accounts payable and accrued expenses . . . .     $  702      $  699
  Current maturities of long-term debt  . . . .        308         308
                                                    ------      ------
  Total Current Liabilities . . . . . . . . . .      1,010       1,007

LONG-TERM DEBT. . . . . . . . . . . . . . . . .      4,061       4,083

DEFERRED INCOME TAXES . . . . . . . . . . . . .      1,826       1,831

OTHER LONG-TERM OBLIGATIONS . . . . . . . . . .        505         501

SHARE-OWNERS' EQUITY
  Preferred stock, $35 stated value;
    Authorized and issued - 1,000,000 shares. .         29          29
  Common stock, $1 par value; Authorized -
    500,000,000 shares; Issued - 142,703,998
    and 142,182,183 shares, respectively. . . .        143         142
  Paid-in capital . . . . . . . . . . . . . . .      1,288       1,280
  Reinvested earnings . . . . . . . . . . . . .          -           9
  Cumulative translation adjustments  . . . . .          1          (3)
  Common stock in treasury, at cost
    (13,004,698 and 13,004,598 shares,
      respectively) . . . . . . . . . . . . . .       (197)       (197)
                                                    ------      ------
                                                     1,264       1,260
                                                    ------      ------
                                                    $8,666      $8,682
                                                    ======      ======

                         COCA-COLA ENTERPRISES INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited; In millions)


                                                      Quarter ended
                                                    -----------------
                                                    April       April
                                                     1994        1993
                                                    -----       -----
Cash Flows From Operating Activities
Net income (loss) . . . . . . . . . . . . . . .     $  (6)      $  (5)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . .        69          57
    Amortization. . . . . . . . . . . . . . . .        43          41
    Deferred income taxes . . . . . . . . . . .        (7)         (9)
    Changes in current assets and
      current liabilities . . . . . . . . . . .       (25)        (44)
    Other nonoperating cash flows . . . . . . .         4          10
                                                    -----       -----
Net cash provided by operating activities . . .        78          50

Cash Flows From Investing Activities
Capital expenditures  . . . . . . . . . . . . .       (64)        (57)
Proceeds from the sale of property,
  plant and equipment . . . . . . . . . . . . .         6           3
Acquisition of and investments in businesses. .        (6)         (3)
                                                    -----       -----
Net cash used for investing activities . . . . .      (64)        (57)

Cash Flows From Financing Activities
Proceeds from the issuance of debt. . . . . . .       238         313
Payments on debt. . . . . . . . . . . . . . . .      (261)       (309)
Dividends on common stock . . . . . . . . . . .        (2)         (2)
Proceeds from the issuance of common stock. . .         8           -
Other financing activities. . . . . . . . . . .        (7)          -
                                                    -----       -----
Net cash provided by (used for) financing
  activities. . . . . . . . . . . . . . . . . .       (24)          2
                                                    -----       -----
Net decrease in cash and cash equivalents
  during the period . . . . . . . . . . . . . .       (10)         (5)
Cash and cash equivalents at
  beginning of period . . . . . . . . . . . . .        11           6
                                                    -----       -----
Cash and cash equivalents at end of period. . .     $   1       $   1
                                                    =====       =====


See Notes to Condensed Consolidated Financial Statements.

                         COCA-COLA ENTERPRISES INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

Note A - Basis of Presentation
- - ------------------------------
The accompanying unaudited condensed consolidated financial statements include the accounts of Coca-Cola Enterprises Inc. (the "Company") and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Financial information presented reflects results of operations and cash flows for the fiscal quarters ended April 1, 1994 and April 2, 1993 and the financial position as of April 1, 1994 and December 31, 1993.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Such financial statements do not include all disclosures required by generally accepted accounting principles for annual financial statement reporting purposes. However, there has been no material change in the information disclosed in the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, except as disclosed herein. Accordingly, the information contained herein should be read in conjunction with the consolidated financial statements and related disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. The accompanying financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the interim periods presented.

Note B - Seasonality of Business
- - --------------------------------
The results of normal business operations for the interim periods covered by this report are not necessarily indicative of the results expected for the year due to the seasonality of the Company's business. Unit sales of the Company's soft drink products are generally greater in the second and third quarters due to seasonal factors.

Note C - Acquisitions
- - ---------------------
On June 30, 1993, the Company acquired, from The Coca-Cola Company, the stock of (i) Coca-Cola Beverages Nederland B.V. in the Netherlands;
(ii) Roddy Coca-Cola Bottling Company, Inc. in Knoxville, Tennessee; and
(iii) Coca-Cola Bottling Company of Johnson City, in Johnson City, Tennessee (collectively the "acquisition") for an aggregate purchase price of approximately $366 million in cash and assumed debt.

The acquisition was accounted for under the purchase method. The results of operations of the acquired companies are included in the consolidated statements of operations of the Company as of the beginning of the third quarter of 1993. The assets and liabilities of the acquired companies are included in the Company's consolidated balance sheet at their estimated fair values on the date of purchase and represent a preliminary allocation of the purchase price.

                         COCA-COLA ENTERPRISES INC.

                                (Unaudited)

Note C - Acquisitions (continued)
- - ---------------------------------
The following unaudited pro forma results of operations reflect certain reclassifications to conform to the Company's basis of presentation and assume the acquisition occurred as of January 1, 1993 (in millions except per share amounts):

                                                       Quarter ended
                                                        April 1993
                                                       -------------

     Net Operating Revenues . . . . . . . . . . . .       $1,303
     Cost of sales. . . . . . . . . . . . . . . . .          808
                                                          ------

     Gross Profit . . . . . . . . . . . . . . . . .          495
     Selling, general and
       administrative expenses. . . . . . . . . . .          423
                                                          ------

     Operating Income . . . . . . . . . . . . . . .           72
     Interest expense, net. . . . . . . . . . . . .           86
     Other nonoperating deductions, net . . . . . .            1
                                                          ------

     Income (Loss) Before Income Taxes  . . . . . .          (15)
     Income tax expense (benefit) . . . . . . . . .          (10)
                                                          ------

     Net Income (Loss)  . . . . . . . . . . . . . .       $   (5)
                                                          ======

     Average Common Shares Outstanding. . . . . . .          129
                                                          ======

     Net Income (Loss) Per Common Share . . . . . .       $(0.04)
                                                          ======

The foregoing reflects certain pro forma adjustments to give effect to
(i) interest expense on acquisition financing through issuance of commercial paper at an interest rate of 3.1% for the preacquisition period of 1993; (ii) repayment of assumed debt; (iii) amortization of the franchise assets acquired in the acquisition; and (iv) the income tax effect of such pro forma adjustments.

In January 1994, the Company purchased approximately 4% of the outstanding common stock (9% of the voting shares) of The Coca-Cola Bottling Company of New York, Inc. ("KONY") for approximately $6 million in cash. The Company has a five year right of first refusal on the KONY shares held by The Coca-Cola Company with the option to enter into negotiations with The Coca-Cola Company for its remaining shares after two years.

                         COCA-COLA ENTERPRISES INC.

                                (Unaudited)

Note D - Inventories
- - --------------------
Inventories are valued at the lower of cost (principally last-in, first-out method) or market and are comprised of the following (in millions):

                                                   April      December
                                                    1994        1993
                                                   ------     --------
     Finished goods . . . . . . . . . . . . . .      $150        $134
     Raw materials. . . . . . . . . . . . . . .        50          48
     Other. . . . . . . . . . . . . . . . . . .        19          20
                                                     ----        ----
                                                      219         202
     Less LIFO reserve. . . . . . . . . . . . .         2           2
                                                     ----        ----
                                                     $217        $200
                                                     ====        ====
Note E - Long-Term Debt
- - -----------------------
Long-term debt including current maturities consists of the following (in millions):
                                                   April      December
                                                    1994        1993
                                                   ------     --------
     Commercial Paper . . . . . . . . . . . . .    $  752      $  522
     8.20% Notes, due 1994. . . . . . . . . . .       243         243
     8.35% Notes, due 1995. . . . . . . . . . .       250         250
     6.50% and 7.875% Notes, due 1997 . . . . .       300         550
     7.00% Notes, due 1999. . . . . . . . . . .       200         200
     7.875% Notes, due 2002 . . . . . . . . . .       500         500
     8.00% Notes, due 2005. . . . . . . . . . .       250         250
     8.50% Debentures, due 2012 . . . . . . . .       250         250
     8.75% Debentures, due 2017 . . . . . . . .       154         154
     8.00% and 8.50% Debentures, due 2022 . . .     1,000       1,000
     6.75% Debentures, due 2023 . . . . . . . .       250         250
     Other long-term obligations. . . . . . . .       220         222
                                                   ------      ------
                                                   $4,369      $4,391
                                                   ======      ======
Maturities of long-term debt for the five twelve-month periods subsequent to April 1, 1994 are as follows: 1995 - $308 million; 1996 - $263 million; 1997 - $788 million; 1998 - $309 million; and 1999 - $7 million.

The Company's commercial paper program is supported by a $1 billion revolving bank credit agreement maturing in April 1996 and two short-term credit facilities. There are no borrowings outstanding under these agreements; however, under the commercial paper program supported by these agreements, an aggregate $752 million was outstanding at April 1, 1994. The weighted average interest rate of borrowings under the commercial paper program at April 1, 1994 approximated 3.7% per annum.

                         COCA-COLA ENTERPRISES INC.

                                (Unaudited)

Note F - Income Taxes
- - ---------------------
In August 1993, the Omnibus Budget Reconciliation Act was signed into law. The Company was affected principally by the increase in the corporate marginal income tax rate from 34% to 35%. The Company's effective tax rates for the first quarters of 1994 and 1993 were approximately 48% and 68.5%, respectively.

A reconciliation of the effective income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):
                                                       Quarter ended
                                                       --------------
                                                       April    April
                                                        1994     1993
                                                       -----    -----
  Statutory provision (35% and 34%, respectively)       $(5)    $ (5)
  State income tax provision - net of
    federal effect. . . . . . . . . . . . . . .          (1)      (3)
  Nondeductible items . . . . . . . . . . . . .           -       (1)
  Other, net. . . . . . . . . . . . . . . . . .          (1)      (1)
                                                        ---     ----
                                                        $(7)    $(10)
                                                        ===     ====

Note G - Stock Options and Other Stock Plans
- - --------------------------------------------
The Company's 1994 Stock Option Plan (the "1994 Plan"), adopted during the first quarter of 1994, provides for awards to certain officers and key employees of the Company. The plan provides that options for up to 2 million shares of the Company's common stock may be granted. Options awarded under the 1994 Plan (i) are generally granted at prices which equate to or are above fair market value on date of grant; (ii) vest ratably over a three year period; and (iii) expire ten years from the date of grant. For certain senior executives receiving awards under the plan, the options are performance-vested and become exercisable solely upon attainment of certain increases in the market price of the Company's common stock within five years from the date of grant.

During the first quarter of 1994, the Compensation Committee determined to award an aggregate 1.8 million options under the 1994 Plan, subject to approval of the plan by the share owners. The option price for such awards was (i) $17.6875 with respect to 700,000 awards, representing fair market value on the date of grant; (ii) $21.225 with respect to 375,000 awards, representing a 20% premium over fair market value on the date of grant; and
(iii) $17.6875 with respect to 725,000 performance-vested options, representing fair market value on the date of grant. The plan was approved by the share owners at the annual meeting on April 13, 1994.

                         COCA-COLA ENTERPRISES INC.

                                (Unaudited)

Note G - Stock Options and Other Stock Plans (continued)
- - --------------------------------------------------------
An aggregate 521,815 shares of common stock have been issued during the first quarter of 1994 as a result of the exercise of stock options under the Company's 1991 Stock Option Plan, 1990 Management Stock Option Plan and 1986 Stock Option Plan.

The Company's 1992 Restricted Stock Award Plan was amended and restated effective as of February 7, 1994, with respect to grants after that date, to allow for the removal of restrictions on the common stock solely upon attainment of certain increases in the market price of the Company's common stock within five years from the date of grant. The Company has reserved a total of 725,000 shares of common stock of the Company for issuance in connection with awards granted under the amended plan. During the first quarter of 1994, the Compensation Committee determined to award an aggregate 700,000 shares of common stock under the amended plan. The amended plan was approved by the share owners at the annual meeting on April 13, 1994.

Note H - Contingencies
- - ----------------------
Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. Generally, the Company is self-insured for certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry. In addition, the Company guarantees the indebtedness owed by manufacturing cooperatives.
The Company has provided letters of credit aggregating approximately $84 million primarily in connection with self-insurance programs and manufacturing cooperatives.

Federal, state and local laws govern the Company's operation of underground fuel storage tanks and the required removal, replacement or modification of such tanks to satisfy regulations which go into effect in varying stages through 1998. The Company has completed the majority of its multi-year program for remediation of environmental contamination related to underground fuel storage tanks. Completion of the Company's remediation program is not expected to have a material adverse effect on the Company's financial position or results of operations.

Part I.  Financial Information
- - ------------------------------
Item 2.  Management's Discussion and Analysis of
- - ------------------------------------------------
Financial Condition and Results of Operations
- - ---------------------------------------------

                             OPERATING RESULTS

Business Strategy
- - -----------------
We can best achieve our goal of enhancing share-owner value by increasing long-term operating cash flows through the balancing of growth in sales volume with optimal profit margins. Careful consideration is given to all the potential uses of these operating cash flows, including strategic acquisition opportunities. Our competitive strategy is to obtain profitable increases in case sales by balancing case sales growth with improved margins and sustainable increases in market share. Our objective is to increase our share of liquid nonalcoholic refreshment sales and per capita consumption of our products through the development of innovative marketing programs and improved execution at the local level.

In June 1993, we acquired certain bottling operations in Tennessee and the Netherlands. The Netherlands acquisition represented our first international bottling acquisition. We are interested in continuing both international and domestic expansion given the right opportunities and provided they grow share-owner value over the long-term.

Revenues, Pricing and Volume
- - ----------------------------
Net operating revenues for the first quarter of 1994 increased approximately 9% over the same period of 1993. This increase results from an approximate 9% increase in actual bottle/can physical case sales volume with actual net pricing remaining flat as compared to the first quarter of 1993. Net operating revenues for the first quarter of 1994, adjusted for the effect of significant acquisitions (i.e., "comparable"), increased approximately 1% over the same period of 1993. This increase results from an approximate 1 1/2% increase in bottle/can physical case sales volume, coupled with a slight increase in net pricing, excluding international operations, over the first quarter of 1993.

The Company typically experiences its lowest quarterly volume of the year in the first quarter. While comparable domestic bottle/can physical case volume increased approximately 2 1/2%, our bottler in the Netherlands experienced a decline in volume in the first quarter of 1994 when compared to the first quarter of 1993. The severe winter weather had a negative effect on volume growth in many of our domestic territories. The decline in volume experienced in the Netherlands compared to the first quarter of 1993 reflects the difficult economic conditions that currently exist in Europe, and our bottler's strong first-quarter 1993 volume performance. We expect comparable bottle/can physical case volume growth for full-year 1994 to exceed our 1993 full-year growth rate of 2%.

Part I.  Financial Information
- - ------------------------------
Item 2.  Management's Discussion and Analysis of
- - ------------------------------------------------
Financial Condition and Results of Operations (continued)
- - ---------------------------------------------------------

Revenues, Pricing and Volume (continued)
- - ----------------------------------------
Fountain sales volume increased for the first quarter of 1994 by approximately 9% over the first quarter of 1993, and 6% on a comparable basis. This increase in fountain sales does not have a significant impact on our operating results as operating margins on fountain sales are relatively low.

Cost of Sales
- - -------------
Cost of sales per physical case for the first quarter of 1994 (excluding fountain sales) remained flat as compared to first-quarter 1993. Excluding international operations, which have a higher cost per unit, first quarter 1994 cost of sales per physical case decreased approximately 1 1/2% as compared to the first quarter of 1993. This decrease reflects favorable packaging costs which more than offset increases in ingredient costs. We anticipate that cost of sales per unit for full-year 1994 will increase moderately over 1993.

Selling, General and Administrative Expenses
- - --------------------------------------------
Selling, general and administrative expenses increased approximately 11% during the first quarter of 1994 as compared to the same period in 1993, principally as a result of increased case sales volume during the period and the effect of acquisitions. Selling, general and administrative expenses as a percent of sales increased from approximately 33.8% of sales to 34.2% of sales. This increase is primarily a result of increases in noncash expenses (depreciation and amortization). Excluding depreciation and amortization expenses, selling, general and administrative expenses as a percent of sales remained essentially flat for the first quarter of 1994 as compared to the first quarter of 1993.

Operating Income and Cash Operating Profit
- - ------------------------------------------
Because of the seasonal nature of the nonalcoholic beverage business, relatively fixed expenses such as noncash depreciation and amortization have a proportionally larger effect on the Company's first-quarter performance. These noncash expenses actually increased in the first quarter of 1994 due to 1993 acquisitions and capital spending. These increases, coupled with the difficult winter weather and economic conditions in Europe, resulted in flat operating income for the first quarter of 1994 as compared to the first quarter of 1993.

Comparable cash operating profit (operating income before the deduction for depreciation and amortization), increased approximately 2% in the first quarter of 1994 over the first quarter of 1993. We continue to expect growth in comparable cash operating profit for full-year 1994 of approximately 8%.

Part I.  Financial Information
- - ------------------------------
Item 2.  Management's Discussion and Analysis of
- - ------------------------------------------------
Financial Condition and Results of Operations (continued)
- - ---------------------------------------------------------

Interest Expense
- - ----------------
The decrease in interest expense reflects the lower weighted average borrowing rate of approximately 7.3% for the first quarter of 1994 as compared to 7.8% for the first quarter of 1993. This decreased cost of debt more than offset the higher average debt balance resulting from 1993 acquisitions. Net interest expense for full-year 1994 should not be appreciably different from 1993 after adjusting 1993 to give effect to ownership of acquired companies for a full year.

Income Taxes
- - ------------
In August 1993, the Omnibus Budget Reconciliation Act was signed into law. The Company was affected primarily by the increase in the corporate marginal income tax rate from 34% to 35%.

The Company's effective tax rates for the first quarters of 1994 and 1993 were approximately 48% and 68.5%, respectively. The change in the effective tax rate between the periods is principally the result of increased full year earnings expectations for 1994 as compared to annual expectations for 1993 contemplated at the end of the first quarter of 1993.


                            FINANCIAL POSITION

Our commercial paper program is supported by a $1 billion revolving bank credit agreement maturing in April 1996 and two short-term credit facilities. There are no borrowings outstanding under these agreements; however, under the commercial paper program supported by these agreements, an aggregate $752 million was outstanding at April 1, 1994.

In the past seven years the Company has acquired numerous bottlers for an aggregate purchase price of approximately $5.6 billion, resulting in a high level of financial leverage. Our capital structure, combined with our cash flow streams, however, allow us to maintain a high degree of financial flexibility.

In addition to operating cash flows, our external sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. We believe that adequate resources are available to satisfy our capital expenditure and acquisition programs, and to satisfy scheduled maturities of debt obligations. We anticipate that capital expenditures will approximate $330 million to $370 million for full-year 1994.

Part II. Other Information
- - --------------------------
Item 1.  Legal Proceedings
- - --------------------------
On February 17, 1994, the Environmental Protection Agency approved the Company's settlement of its liability for the Commercial Oil Services site near Toledo, Ohio. This matter was previously reported in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993.

Part II. Other Information
- - --------------------------
Item 4.  Submission of Matters to a Vote of Security-Holders
- - ------------------------------------------------------------
The Annual Meeting of Share Owners was held on Wednesday, April 13, 1994 in Wilmington, Delaware, at which the election of certain Directors and six other matters were submitted to a vote of the share owners of the Company:

(a)  Votes cast for or withheld regarding the re-election of five
     Directors for a term expiring in 1997:

                                   For           Withheld
                               -----------       --------
     Howard G. Buffett         113,100,850        288,598
     Johnnetta B. Cole         113,098,345        291,103
     T. Marshall Hahn, Jr.     113,098,836        290,612
     Claus M. Halle            113,101,229        288,219
     Henry A. Schimberg        113,100,693        288,755

     Additional Directors, whose terms of office as Directors continued after the meeting are as follows:

     Term expiring in 1995              Term expiring in 1996
     ---------------------              ---------------------
     L. Phillip Humann                  John L. Clendenin
     Scott L. Probasco, Jr.             M. Douglas Ivester
     E. Neville Isdell                  John E. Jacob
     Francis A. Tarkenton               Summerfield K. Johnston, Jr.
                                        Robert A. Keller

Part II. Other Information
- - --------------------------
Item 4.  Submission of Matters to a Vote of Security-Holders (continued)
- - ------------------------------------------------------------------------

(b)  Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:
                                                                   Broker
         Proposal                 For       Against     Abstain   Non-Votes
- - ----------------------------  -----------  ----------  ---------  ---------
Approve the 1992 Restricted
  Stock Award Plan as
  amended and restated        110,790,460   2,243,022    415,966          -

Approve the 1994 Stock
  Option Plan                 107,686,625   5,246,106    456,717          -

Approve the 1994 Executive
  Management Incentive Plan   107,446,247   1,557,857    595,702  3,789,642

Approve the 1994-1996
  Long-Term Incentive Plan    107,216,238   1,446,946    563,238  4,163,026

Ratify the appointment of
  Ernst & Young               112,735,462     158,358    495,628          -

Create an independent
  nominating committee          8,746,309  98,048,474  2,192,106  4,402,559


Part II. Other Information
- - --------------------------
Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------
(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

     Exhibit                                 Incorporated by Reference
     Number         Description                  or Filed Herewith
     -------   ----------------------        -------------------------
       12      Statements regarding          Filed Herewith
               computations of ratios

(b)  Reports on Form 8-K

     During the first quarter of 1994, the Company filed the following current report on Form 8-K:

     Date of Report                        Description
     ----------------           --------------------------------------
     February 2, 1994           Condensed Consolidated Statements of
                                Operations (unaudited) of the Company,
                                reporting financial results for the
                                fourth quarter and full-year 1993.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COCA-COLA ENTERPRISES INC.
                                   (Registrant)


Date:  April 29, 1994              By:  /s/ JOHN R. ALM
                                        ----------------------
                                   John R. Alm
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (On behalf of the Registrant and
                                   as Principal Financial Officer)


Date:  April 29, 1994              /s/ BERNICE H. WINTER
                                   ---------------------------
                                   Bernice H. Winter
                                   Vice President and Controller
                                   (Principal Accounting Officer)