Form 10-Q
period 1994-07-01
COCA COLA ENTERPRISES INC
filed 1994-08-12
CIK 804055

============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   ---------
                                   Form 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended July 1, 1994

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

  130,437,466 Shares of $1 Par Value Common Stock as of August 10, 1994


============================================================================

                           COCA-COLA ENTERPRISES INC.

                         QUARTERLY REPORT ON FORM 10-Q

                        FOR QUARTER ENDED JULY 1, 1994



                                     INDEX
                                     -----
                                                                 Page
                                                                 ----

Part I - Item 1. Financial Statements

     Condensed Consolidated Statements of Operations
        for the Quarters ended July 1, 1994 and
        July 2, 1993. . . . . . . . . . . . . . . . . . . . .      1

     Condensed Consolidated Statements of Operations
        for the Six Months ended July 1, 1994 and
        July 2, 1993. . . . . . . . . . . . . . . . . . . . .      2

     Condensed Consolidated Balance Sheets as of
        July 1, 1994 and December 31, 1993. . . . . . . . . .      3

     Condensed Consolidated Statements of Cash Flows
        for the Six Months ended July 1, 1994 and
        July 2, 1993. . . . . . . . . . . . . . . . . . . . .      5

     Notes to Condensed Consolidated Financial Statements . .      6

Part I - Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . .     11

Part II - Item 1. Legal Proceedings . . . . . . . . . . . . .     15

Part II - Item 6.  Exhibits and Reports on Form 8-K . . . . .     15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .     16

                           COCA-COLA ENTERPRISES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited; in millions except per share data)


                                                      Quarter ended
                                                   -------------------
                                                   July 1,     July 2,
                                                    1994        1993
                                                   -------     -------
Net Operating Revenues. . . . . . . . . . . . .    $ 1,610     $ 1,448
Cost of sales . . . . . . . . . . . . . . . . .        987         892
                                                   -------     -------
Gross Profit. . . . . . . . . . . . . . . . . .        623         556
Selling, general and administrative expenses. .        473         423
                                                   -------     -------
Operating Income. . . . . . . . . . . . . . . .        150         133
Interest expense, net . . . . . . . . . . . . .         77          81
                                                   -------     -------
Income Before Income Taxes. . . . . . . . . . .         73          52
Income tax expense. . . . . . . . . . . . . . .         35          36
                                                   -------     -------
Net Income. . . . . . . . . . . . . . . . . . .         38          16
Preferred stock dividend requirements . . . . .          -           -
                                                   -------     -------
Net Income Applicable To Common Share Owners. .    $    38     $    16
                                                   =======     =======

Average Common Shares Outstanding . . . . . . .        130         130
                                                   =======     =======

Net Income Per Common Share . . . . . . . . . .    $  0.29     $  0.13
                                                   =======     =======

Dividends Per Common Share. . . . . . . . . . .    $0.0125     $0.0125
                                                   =======     =======














See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited; in millions except per share data)


                                                    Six Months ended
                                                   -------------------
                                                   July 1,     July 2,
                                                    1994        1993
                                                   -------     -------
Net Operating Revenues. . . . . . . . . . . . .     $2,929      $2,656
Cost of sales . . . . . . . . . . . . . . . . .      1,786       1,623
                                                    ------      ------
Gross Profit. . . . . . . . . . . . . . . . . .      1,143       1,033
Selling, general and administrative expenses. .        924         831
                                                    ------      ------
Operating Income. . . . . . . . . . . . . . . .        219         202
Interest expense, net . . . . . . . . . . . . .        157         164
Other nonoperating deductions, net. . . . . . .          2           1
                                                    ------      ------
Income Before Income Taxes. . . . . . . . . . .         60          37
Income tax expense. . . . . . . . . . . . . . .         28          25
                                                    ------      ------
Net Income. . . . . . . . . . . . . . . . . . .         32          12
Preferred stock dividend requirements . . . . .          1           -
                                                    ------      ------
Net Income Applicable To Common Share Owners. .     $   31      $   12
                                                    ======      ======

Average Common Shares Outstanding . . . . . . .        130         130
                                                    ======      ======

Net Income Per Common Share . . . . . . . . . .     $ 0.24      $ 0.09
                                                    ======      ======

Dividends Per Common Share. . . . . . . . . . .     $0.025      $0.025
                                                    ======      ======













See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions except share data)


                                                   July 1,    December 31,
               ASSETS                               1994          1993
                                                  ---------   ------------
                                                 (Unaudited)

CURRENT
  Cash and cash equivalents, at cost
    (approximates market) . . . . . . . . . . .     $  104       $   11
  Trade accounts receivable, less allowances
    of $31 and $33, respectively. . . . . . . .        547          442
  Inventories:
    Finished goods. . . . . . . . . . . . . . .        169          134
    Raw materials . . . . . . . . . . . . . . .         57           48
    Other . . . . . . . . . . . . . . . . . . .         24           18
                                                    ------       ------
                                                       250          200
  Prepaid expenses and other assets . . . . . .         82           93
                                                    ------       ------
  Total Current Assets. . . . . . . . . . . . .        983          746


PROPERTY, PLANT AND EQUIPMENT
  Land. . . . . . . . . . . . . . . . . . . . .        163          163
  Buildings and improvements. . . . . . . . . .        635          622
  Machinery and equipment . . . . . . . . . . .      2,254        2,132
                                                    ------       ------
                                                     3,052        2,917
  Less allowances for depreciation. . . . . . .      1,232        1,121
                                                    ------       ------
                                                     1,820        1,796
  Construction in progress. . . . . . . . . . .        123           94
                                                    ------       ------
                                                     1,943        1,890

FRANCHISE AND OTHER NONCURRENT ASSETS . . . . .      6,015        6,046
                                                    ------       ------

                                                    $8,941       $8,682
                                                    ======       ======











See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions except share data)


                                                   July 1,    December 31,
     LIABILITIES AND SHARE-OWNERS' EQUITY           1994          1993
                                                  ---------   ------------
                                                 (Unaudited)

CURRENT
  Accounts payable and accrued expenses . . . .     $  871       $  699
  Current maturities of long-term debt. . . . .        562          308
                                                    ------       ------
  Total Current Liabilities . . . . . . . . . .      1,433        1,007

LONG-TERM DEBT. . . . . . . . . . . . . . . . .      3,809        4,083

DEFERRED INCOME TAXES . . . . . . . . . . . . .      1,859        1,831

OTHER LONG-TERM OBLIGATIONS . . . . . . . . . .        524          501

SHARE-OWNERS' EQUITY
  Preferred stock, $35 stated value;
    Authorized and issued - 1,000,000 shares. .         29           29
  Common stock, $1 par value; Authorized -
    500,000,000 shares; Issued - 143,448,098
    and 142,182,183 shares, respectively. . . .        143          142
  Paid-in capital . . . . . . . . . . . . . . .      1,290        1,280
  Reinvested earnings . . . . . . . . . . . . .         37            9
  Cumulative translation adjustment . . . . . .         14           (3)
  Common stock in treasury, at cost
    (13,011,698 and 13,004,598 shares,
      respectively) . . . . . . . . . . . . . .       (197)        (197)
                                                    ------       ------
                                                     1,316        1,260
                                                    ------       ------

                                                    $8,941       $8,682
                                                    ======       ======

                           COCA-COLA ENTERPRISES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)


                                                     Six Months ended
                                                    ------------------
                                                    July 1,    July 2,
                                                     1994       1993
                                                    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . .     $  32       $  12
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . .       138         118
    Amortization. . . . . . . . . . . . . . . .        89          81
    Deferred income taxes . . . . . . . . . . .        26          21
    Changes in current assets and
      current liabilities . . . . . . . . . . .        34         (64)
    Other nonoperating cash flows . . . . . . .         3          12
                                                    -----       -----
Net cash provided by operating activities . . .       322         180

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures. . . . . . . . . . . . . .      (197)       (137)
Proceeds from the sale of property,
  plant and equipment . . . . . . . . . . . . .         9          11
Acquisitions of and investments in businesses .        (7)       (264)
                                                    -----       -----
Net cash used for investing activities. . . . .      (195)       (390)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of debt. . . . . . .       243         530
Payments on debt. . . . . . . . . . . . . . . .      (265)       (314)
Dividends on common stock . . . . . . . . . . .        (3)         (3)
Proceeds from the issuance of common stock. . .         9           -
Purchase of treasury stock. . . . . . . . . . .         -          (6)
Other financing activities. . . . . . . . . . .       (18)          -
                                                    -----       -----
Net cash provided by (used for) financing
  activities. . . . . . . . . . . . . . . . . .       (34)        207
                                                    -----       -----
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS DURING THE PERIOD. . . . . .        93          (3)
Cash and cash equivalents at
  beginning of period . . . . . . . . . . . . .        11           6
                                                    -----       -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . .     $ 104       $   3
                                                    =====       =====

See Notes to Condensed Consolidated Financial Statements.

                            COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Basis of Presentation
- ------------------------------
The accompanying unaudited condensed consolidated financial statements include the accounts of Coca-Cola Enterprises Inc. (the "Company") and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Note B - Seasonality of Business
- --------------------------------
The results of normal business operations for the interim periods covered by this report are not necessarily indicative of the results expected for the full year due to the seasonality of the Company's business. Unit sales of the Company's products are generally greater in the second and third quarters due to seasonal factors.

Note C - Acquisitions
- ---------------------
On June 30, 1993, the Company acquired the stock of (i) Coca-Cola Beverages Nederland B.V.; (ii) Roddy Coca-Cola Bottling Company, Inc.; and (iii) Coca-Cola Bottling Company of Johnson City (collectively the "acquisition"). The results of operations of these acquired companies are included in the consolidated statements of operations of the Company as of the beginning of the third quarter of 1993.

                            COCA-COLA ENTERPRISES INC.

                                  (Unaudited)

Note C - Acquisitions (continued)
- ---------------------------------
The following unaudited pro forma results of operations reflect certain reclassifications to conform to the Company's basis of presentation and assume the acquisition occurred as of January 1, 1993 (in millions except per share amounts):

                                                     Six Months ended
                                                       July 2, 1993
                                                     ----------------

     Net Operating Revenues . . . . . . . . . . . .       $2,859
     Cost of sales. . . . . . . . . . . . . . . . .        1,786
                                                          ------
     Gross Profit . . . . . . . . . . . . . . . . .        1,073
     Selling, general and administrative expenses .          865
                                                          ------
     Operating Income . . . . . . . . . . . . . . .          208
     Interest expense, net. . . . . . . . . . . . .          169
     Other nonoperating deductions, net . . . . . .            1
                                                          ------
     Income Before Income Taxes . . . . . . . . . .           38
     Income tax expense . . . . . . . . . . . . . .           26
                                                          ------
     Net Income . . . . . . . . . . . . . . . . . .       $   12
                                                          ======

     Average Common Shares Outstanding. . . . . . .          130
                                                          ======

     Net Income Per Common Share. . . . . . . . . .       $ 0.09
                                                          ======

     Depreciation . . . . . . . . . . . . . . . . .       $  130
                                                          ======

     Amortization . . . . . . . . . . . . . . . . .       $   88
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

                            COCA-COLA ENTERPRISES INC.

                                  (Unaudited)


Note D - Inventories
- --------------------
In the second quarter of 1994, the Company changed to the first-in, first-out (FIFO) method of accounting for inventories from the last-in, first-out
(LIFO) method as the principal method of accounting for inventories. The change did not have a significant impact on results of operations in the second quarter and it is anticipated that the change will not have a material effect on results of operations for full-year 1994 and future periods. Inventory costs did not differ significantly under the LIFO method when compared to the FIFO method prior to this change. The FIFO method is the predominant accounting method within the Company's industry.

The LIFO reserve at December 31, 1993, included in Other Inventories in the condensed consolidated balance sheet, approximated $2 million.

Note E - Long-Term Debt
- -----------------------
Long-term debt including current maturities consists of the following (in millions):
                                                   July 1,    December 31,
                                                    1994          1993
                                                   -------    ------------
     Commercial Paper . . . . . . . . . . . . .    $  757       $  522
     8.20% Notes, due 1994. . . . . . . . . . .       243          243
     8.35% Notes, due 1995. . . . . . . . . . .       250          250
     6.50% and 7.875% Notes, due 1997 . . . . .       300          550
     7.00% Notes, due 1999. . . . . . . . . . .       200          200
     7.875% Notes, due 2002 . . . . . . . . . .       500          500
     8.00% Notes, due 2005. . . . . . . . . . .       250          250
     8.50% Debentures, due 2012 . . . . . . . .       250          250
     8.75% Debentures, due 2017 . . . . . . . .       154          154
     8.00% and 8.50% Debentures, due 2022 . . .     1,000        1,000
     6.75% Debentures, due 2023 . . . . . . . .       250          250
     Other long-term obligations. . . . . . . .       217          222
                                                   ------       ------
                                                   $4,371       $4,391
                                                   ======       ======

Maturities of long-term debt for the five twelve-month periods subsequent to July 1, 1994 are as follows: 1995 - $562 million; 1996 - $771 million; 1997 - $29 million; 1998 - $311 million; and 1999 - $4 million.

The Company's commercial paper program is supported by a revolving bank credit agreement maturing in April 1996 and two short-term credit facilities aggregating $1.2 billion. There are no borrowings outstanding under these agreements; however, under the commercial paper program supported by these agreements, an aggregate $757 million was outstanding at July 1, 1994. The weighted average interest rate of borrowings under the commercial paper program at July 1, 1994 approximated 4.5% per annum.

                            COCA-COLA ENTERPRISES INC.

                                  (Unaudited)


Note F - Income Taxes
- ---------------------
In August 1993, the Omnibus Budget Reconciliation Act was signed into law. The Company was affected principally by the increase in the corporate marginal income tax rate from 34% to 35%. The Company's effective tax rates for the first six months of 1994 and 1993 were approximately 48% and 69%, respectively.

A reconciliation of the effective income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):
                                                      Six Months ended
                                                      ----------------
                                                      July 1,  July 2,
                                                       1994     1993
                                                      -------  -------
  Statutory provision (35% and 34%, respectively)      $ 21     $ 13
  State provision - net of federal effect . . .           6        8
  Nondeductible items . . . . . . . . . . . . .           1        1
  Other, net. . . . . . . . . . . . . . . . . .           -        3
                                                        ---     ----
                                                        $28     $ 25
                                                        ===     ====

Note G - Stock Options and Other Stock Plans
- --------------------------------------------
The Company's 1994 Stock Option Plan (the "1994 Plan"), adopted during the first quarter of 1994, provides for awards to certain officers and key employees of the Company. The plan provides that options for up to two million shares of the Company's common stock may be granted. Options awarded under the 1994 Plan (i) are generally granted at prices which equate to or are above fair market value on date of grant; (ii) vest ratably over a three year period; and (iii) expire ten years from the date of grant. For certain senior executives receiving awards under the 1994 Plan, the options are performance-vested and become exercisable solely upon attainment of certain increases in the market price of the Company's common stock within five years from the date of grant.

During the second quarter of 1994, options to acquire 1,607,800 common shares were issued under the 1994 Plan. The option price for such awards was (i) $17.6875 with respect to 525,500 awards, representing fair market value on the date of grant; (ii) $21.225 with respect to 374,300 awards, representing a 20% premium over fair market value on the date of grant; and
(iii) $17.6875 with respect to 708,000 performance-vested options, representing fair market value on the date of grant.

                            COCA-COLA ENTERPRISES INC.

                                  (Unaudited)


Note G - Stock Options and Other Stock Plans (continued)
- --------------------------------------------------------
An aggregate 580,915 shares of common stock have been issued during the first six months of 1994 primarily as a result of the exercise of stock options under the Company's 1991 Stock Option Plan, 1990 Management Stock Option Plan and 1986 Stock Option Plan.

The Company's 1992 Restricted Stock Award Plan (the "1992 Plan") was amended and restated effective as of February 7, 1994 with respect to awards after that date. Upon attainment of certain increases in the market price of the Company's common stock within five years from the date of grant, ownership restrictions on the common stock will be removed. The Company has reserved a total of 725,000 shares of common stock of the Company for issuance in connection with awards granted under the amended plan. During the second quarter of 1994, an aggregate 685,000 shares of common stock were awarded under the amended plan. An aggregate 7,000 restricted shares issued under the 1992 Plan were forfeited during the second quarter and returned to treasury.

Note H - Contingencies
- ----------------------
Under the Company's insurance programs, coverage is obtained for catastrophic exposures as well as those risks required to be insured by law or contract. Generally, the Company is self-insured for certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product and vehicle liability. Provisions for losses expected under these programs are recorded based upon the Company's estimates of the aggregate liability for claims incurred. Such estimates utilize certain actuarial assumptions followed in the insurance industry. The Company has provided letters of credit aggregating approximately $82 million primarily in connection with self-insurance programs.

The Company is obligated to guarantee payment of as much as $152 million of indebtedness owed by a manufacturing cooperative which serves as a supplier of certain packaging used in the Company's manufacturing process. The cooperative currently has outstanding approximately $60 million of indebtedness which is guaranteed by the Company.

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

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations
- ---------------------------------------------

                               OPERATING RESULTS

Business Strategy
- -----------------
We can best achieve our goal of enhancing share-owner value by increasing long-term operating cash flows through profitable increases in sales volume. Such increases are obtained through the balancing of growth in case sales with optimal profit margins and sustainable increases in market share. We attempt to increase our share of liquid nonalcoholic refreshment sales and per capita consumption of our products through the development of innovative marketing programs, improved execution at the local level and new product introductions.

Careful consideration is given to all the potential uses of our long-term operating cash flows, including strategic acquisition opportunities. We are interested in continuing both international and domestic expansion given the right opportunities and provided they grow share-owner value over the long term.

Revenues, Pricing and Volume
- ----------------------------
Net operating revenues for the second quarter of 1994 increased approximately 11% over the same period of 1993, resulting from an approximate 11% increase in bottle/can physical case sales volume and an approximate 1% increase in net pricing. Net operating revenues for the first six months of 1994 increased approximately 10% over the same period of 1993, resulting from an approximate 10% increase in bottle/can physical case sales volume and an approximate 1/2% increase in net pricing.

Net operating revenues for the second quarter of 1994, adjusted for the effect of significant acquisitions, increased approximately 3% over the same period of 1993, resulting from an approximate 3 1/2% increase in comparable bottle/can physical case sales volume, coupled with an approximate 1% increase in comparable net pricing. Comparable net operating revenues for the first six months of 1994 increased approximately 2% over the same period of 1993, resulting from an approximate 3% increase in comparable bottle/can physical case sales volume and an approximate 1/2% increase in comparable net pricing.

We continue to expect comparable bottle/can physical case volume growth for full-year 1994 to exceed our 1993 full-year growth rate of 2%. Our ability to sustain increases in net pricing for the remainder of 1994 may be difficult due to the competitive environment and the significant increases in net pricing we achieved during the second half of 1993.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------

Revenues Pricing and Volume (continued)
- ---------------------------------------
Fountain sales volume increased for the second quarter and first six months of 1994 by approximately 7% and 8 1/2%, respectively, over the same periods of 1993, and approximately 3% and 4 1/2%, respectively, on a comparable basis. This increase in fountain sales does not have a significant impact on our operating results as operating margins on fountain sales are relatively low.

Cost of Sales
- -------------
Cost of sales per physical case for the second quarter and first six months of 1994 (excluding fountain sales) increased approximately 1% and 1/2%, respectively, as compared to the same periods of 1993. Excluding international operations, which were acquired in 1993 and have a higher cost per unit, cost of sales per physical case for the second quarter and first six months of 1994 decreased approximately 1/2% and 1%, respectively, as compared to the same periods of 1993. This decrease reflects favorable packaging costs which more than offset increases in ingredient costs. However, we anticipate that cost of sales per unit for the second half of 1994 will be the same as or slightly higher than the same prior year period due to concentrate and sweetener price increases and the effect of certain new products and packages.

In the second quarter of 1994, the Company changed to the FIFO method of accounting from the LIFO method of accounting as the principal method of accounting for inventories. The change did not have a significant impact on results of operations in the second quarter and we believe the change will not have a material effect on results of operations for full-year 1994 and future periods.

The LIFO method of accounting, as compared to the FIFO method of accounting is not a significant accounting policy of the Company because the difference between the two methods is not material to the results of operations or the trend of earnings. The Company's inventory turns over many times annually and a majority of the Company's products have shelf life restrictions. As a result, the LIFO method of accounting is counter-intuitive to the Company's operations. FIFO is the predominant accounting method of other companies within the industry.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------

Selling, General and Administrative Expenses
- --------------------------------------------
Selling, general and administrative expenses increased approximately
11 1/2% and 11%, respectively, during the second quarter and first six months of 1994 as compared to the same periods in 1993, principally as a result of increased case sales volume during the period and the effect of acquisitions. Selling, general and administrative expenses increased as a percent of sales in the second quarter and first six months of 1994 from approximately 29.2% and 31.3%, respectively, to 29.4% and 31.6%, respectively, as compared to the same periods of 1993. These increases are primarily a result of increases in advertising and other general administrative expenses.

Operating Income, Earnings Per Share and Cash Operating Profit
- --------------------------------------------------------------
In the second quarter of 1994, we were able to achieve volume and net price increases and reduce domestic cost of wholesale sales per case, generating favorable operating profit performance. This performance is evidenced by an increase in operating income of approximately 13% and 8% for the second quarter and first six months of 1994, respectively, as compared to the same periods in 1993. Comparable operating income increased approximately 10% and 5% for the second quarter and first six months of 1994, respectively, as compared to the same prior-year periods.

Our favorable operating performance, combined with reduced net interest costs and a lower effective tax rate, resulted in an increase in actual and comparable net income per common share of approximately 123% and 167% for the second quarter and first six months of 1994, respectively, over the same periods of 1993.

Comparable cash operating profit (operating income before the deduction for depreciation and amortization), increased approximately 7% and 5% in the second quarter and first six months of 1994, respectively, over the same periods of 1993. We continue to expect growth in comparable cash operating profit for full-year 1994 of approximately 8% given the current operating and competitive environment.

Interest Expense
- ----------------
The decrease in interest expense reflects the lower weighted average borrowing rate of approximately 7.2% for the first six months of 1994 as compared to 7.8% for the first six months of 1993, and the decreased net debt balance as compared to 1993. Net interest expense for full-year 1994 should not be appreciably different from 1993.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------

Income Taxes
- ------------
In August 1993, the Omnibus Budget Reconciliation Act was signed into law. The Company was affected primarily by the increase in the corporate marginal income tax rate from 34% to 35%.

The Company's effective tax rates for the first six months of 1994 and 1993 were approximately 48% and 69%, respectively. The change in the effective tax rate between the periods is principally the result of increased full-year earnings expectations for 1994 as compared to annual expectations for 1993 contemplated at the end of the first six months of 1993.


                               FINANCIAL POSITION

The increase in cash and cash equivalents during the second quarter of 1994 reflects additional borrowings under the commercial paper program in anticipation of the payoff of the 8.20% Notes due 1994, which occurred on July 18, 1994. The increase in accounts receivable, inventories, and accounts payable and accrued expenses, reflects the results of the seasonal activity of our business. The change in the cumulative translation adjustment results from the decrease in the value of the dollar against the Dutch florin, primarily during the second quarter of 1994.

Our commercial paper program is supported by a revolving bank credit agreement maturing in April 1996 and two short-term credit facilities aggregating $1.2 billion. There are no borrowings outstanding under these agreements; however, under the commercial paper program supported by these agreements, an aggregate $757 million was outstanding at July 1, 1994.

The Company is a party to litigation surrounding the constitutionality of a Michigan statute requiring bottlers to pay unclaimed container deposits to the state. The statute, previously found to be unconstitutional by a lower court ruling, was found to be constitutional by the Michigan Court of Appeals on August 1, 1994. The Company, in conjunction with other bottlers doing business in Michigan, is currently evaluating alternatives for responding to the appeals court decision. The Company has a contingent liability for unclaimed container deposits from the effective date of the statute to June 30, 1994 of approximately $12.5 million. The ultimate outcome of the litigation is not expected to have a material impact on the financial condition of the Company as the Company has adequately provided for any assessments for unclaimed container deposits in Michigan.

In the past seven years the Company has acquired numerous bottlers for an aggregate purchase price of approximately $5.6 billion, resulting in a high level of financial leverage. Our capital structure, combined with our cash flow streams, however, allow us to maintain a high degree of financial flexibility.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------

FINANCIAL POSITION (continued)
- ------------------------------
In addition to operating cash flows, our external sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. We believe that adequate resources are available to satisfy our capital expenditure and acquisition programs, and to satisfy scheduled maturities of debt obligations. We anticipate that capital expenditures will approximate $375 million to $425 million for full-year 1994.

Part II. Other Information
- --------------------------
Item 1. Legal Proceedings
- --------------------------
On August 1, 1994, the Michigan Court of Appeals affirmed the constitutionality of a Michigan statute requiring bottlers to pay unclaimed container deposits to the state, effective as of January 1, 1990, and ordered the dissolution of an existing injunction against enforcement of the statute. The ruling of a lower court which had held portions of the statute unconstitutional, and the subsequent appeal of that ruling by Michigan, were reported in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993. No decision has yet been made concerning an appeal to the Supreme Court of Michigan; a timely appeal to that court will stay the enforcement of the statute, unless otherwise ordered by the court.

Part II. Other Information
- --------------------------
Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

     Exhibit                                 Incorporated by Reference
     Number          Description                or Filed Herewith
     -------   ------------------------      -------------------------
       12      Statements regarding          Filed Herewith
               computations of ratios

       18      Letter regarding change       Filed Herewith
               in accounting principle
               for inventories

Part II. Other Information
- --------------------------
Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(b) Reports on Form 8-K:

During the second quarter of 1994, the Company filed the following current report on Form 8-K:

Date of Report                        Description
- ----------------           --------------------------------------
April 18, 1994              Condensed Consolidated Statements of
                            Operations (unaudited) of the Company,
                            reporting financial results for the
                            first quarter of 1994.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COCA-COLA ENTERPRISES INC.
                                   (Registrant)

Date:  August 10, 1994             /s/  JOHN R. ALM
                                   ---------------------------
                                   John R. Alm
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (On behalf of the Registrant and
                                   as Principal Financial Officer)

Date:  August 10, 1994             /s/  BERNICE H. WINTER
                                   ---------------------------
                                   Bernice H. Winter
                                   Vice President and Controller
                                   (Principal Accounting Officer)