Form 10-Q
period 1994-09-30
COCA COLA ENTERPRISES INC
filed 1994-11-10
CIK 804055

===========================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   ---------
                                   Form 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended September 30, 1994

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

  130,346,684 Shares of $1 Par Value Common Stock as of November 7, 1994


===========================================================================


                           COCA-COLA ENTERPRISES INC.

                         QUARTERLY REPORT ON FORM 10-Q

                     FOR QUARTER ENDED SEPTEMBER 30, 1994



                                     INDEX

                                                                 Page
                                                                 ----
Part I - Item 1. Financial Statements

     Condensed Consolidated Statements of Operations
        for the Quarters ended September 30, 1994 and
        October 1, 1993 . . . . . . . . . . . . . . . . . . .      1

     Condensed Consolidated Statements of Operations
        for the Nine Months ended September 30, 1994 and
        October 1, 1993 . . . . . . . . . . . . . . . . . . .      2

     Condensed Consolidated Balance Sheets as of
        September 30, 1994 and December 31, 1993. . . . . . .      3

     Condensed Consolidated Statements of Cash Flows
        for the Nine Months ended September 30, 1994 and
        October 1, 1993 . . . . . . . . . . . . . . . . . . .      5

     Notes to Condensed Consolidated Financial Statements . .      6

Part I - Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . .     12

Part II - Item 1. Legal Proceedings . . . . . . . . . . . . .     16

Part II - Item 6. Exhibits and Reports on Form 8-K. . . . . .     16

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .     17

Part I.  Financial Information
- ------------------------------
Item 1.  Financial Statements (unaudited)
- -----------------------------------------


                          COCA-COLA ENTERPRISES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited; in millions except per share data)


                                                      Quarter ended
                                                -------------------------
                                                September 30,  October 1,
                                                    1994          1993
                                                -------------  ----------
Net Operating Revenues. . . . . . . . . . . . .    $ 1,595       $ 1,487
Cost of sales . . . . . . . . . . . . . . . . .        994           946
                                                   -------       -------
Gross Profit. . . . . . . . . . . . . . . . . .        601           541
Selling, general and administrative expenses. .        475           440
                                                   -------       -------
Operating Income. . . . . . . . . . . . . . . .        126           101
Interest expense, net . . . . . . . . . . . . .         76            82
Other nonoperating deductions, net. . . . . . .          -             1
                                                   -------       -------
Income Before Income Taxes. . . . . . . . . . .         50            18
Income taxes:
  Expense excluding rate change . . . . . . . .         24             8
  Rate change - federal . . . . . . . . . . . .          -            40
                                                   -------       -------
Net Income (Loss) . . . . . . . . . . . . . . .         26           (30)
Preferred stock dividend requirements . . . . .          1             -
                                                   -------       -------
Net Income (Loss) Applicable to Common
  Share Owners. . . . . . . . . . . . . . . . .    $    25       $   (30)
                                                   =======       =======

Average Common Shares Outstanding . . . . . . .        130           129
                                                   =======       =======

Net Income (Loss) Per Common Share  . . . . . .    $  0.19       $ (0.23)
                                                   =======       =======

Dividends Per Common Share. . . . . . . . . . .    $0.0125       $0.0125
                                                   =======       =======





See Notes to Condensed Consolidated Financial Statements.

                            COCA-COLA ENTERPRISES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited; in millions except per share data)


                                                    Nine Months ended
                                                -------------------------
                                                September 30,  October 1,
                                                    1994          1993
                                                -------------  ----------
Net Operating Revenues. . . . . . . . . . . . .    $ 4,524       $ 4,143
Cost of sales . . . . . . . . . . . . . . . . .      2,780         2,569
                                                   -------       -------
Gross Profit. . . . . . . . . . . . . . . . . .      1,744         1,574
Selling, general and administrative expenses. .      1,399         1,271
                                                   -------       -------
Operating Income. . . . . . . . . . . . . . . .        345           303
Interest expense, net . . . . . . . . . . . . .        233           246
Other nonoperating deductions, net. . . . . . .          2             1
                                                   -------       -------
Income Before Income Taxes. . . . . . . . . . .        110            56
Income taxes:
  Expense excluding rate change . . . . . . . .         52            34
  Rate change - federal . . . . . . . . . . . .          -            40
                                                   -------       -------
Net Income (Loss) . . . . . . . . . . . . . . .         58           (18)
Preferred stock dividend requirements . . . . .          2             -
                                                   -------       -------
Net Income (Loss) Applicable to Common
  Share Owners. . . . . . . . . . . . . . . . .    $    56       $   (18)
                                                   =======       =======

Average Common Shares Outstanding . . . . . . .        130           130
                                                   =======       =======

Net Income (Loss) Per Common Share  . . . . . .    $  0.43       $ (0.14)
                                                   =======       =======

Dividends Per Common Share. . . . . . . . . . .    $0.0375       $0.0375
                                                   =======       =======











See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In millions except share data)


                                                September 30,  December 31,
               ASSETS                               1994           1993
                                                -------------  ------------
                                                 (Unaudited)
CURRENT
  Cash and cash equivalents . . . . . . . . .       $   69        $   11
  Trade accounts receivable, less allowances
    of $34 and $33, respectively. . . . . . .          445           442
  Inventories:
    Finished goods. . . . . . . . . . . . . .          179           134
    Raw materials . . . . . . . . . . . . . .           55            48
    Other . . . . . . . . . . . . . . . . . .           21            18
                                                    ------        ------
                                                       255           200
  Prepaid expenses and other assets . . . . .           85            93
                                                    ------        ------
  Total Current Assets. . . . . . . . . . . .          854           746



PROPERTY, PLANT AND EQUIPMENT
  Land. . . . . . . . . . . . . . . . . . . .          162           163
  Buildings and improvements. . . . . . . . .          652           622
  Machinery and equipment . . . . . . . . . .        2,303         2,132
                                                    ------        ------
                                                     3,117         2,917
  Less allowances for depreciation. . . . . .        1,295         1,121
                                                    ------        ------
                                                     1,822         1,796
  Construction in progress. . . . . . . . . .          111            94
                                                    ------        ------
                                                     1,933         1,890

FRANCHISE AND OTHER NONCURRENT ASSETS . . . .        5,994         6,046
                                                    ------        ------

                                                    $8,781        $8,682
                                                    ======        ======











See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In millions except share data)


                                                September 30,  December 31,
     LIABILITIES AND SHARE-OWNERS' EQUITY           1994           1993
                                                -------------  ------------
                                                 (Unaudited)
CURRENT
  Accounts payable and accrued expenses . . .       $  779        $  699
  Current maturities of long-term debt. . . .          324           308
                                                    ------        ------
  Total Current Liabilities . . . . . . . . .        1,103         1,007

LONG-TERM DEBT. . . . . . . . . . . . . . . .        3,915         4,083

DEFERRED INCOME TAXES . . . . . . . . . . . .        1,886         1,831

OTHER LONG-TERM OBLIGATIONS . . . . . . . . .          530           501

SHARE-OWNERS' EQUITY
  Preferred stock, $35 stated value;
    Authorized and issued - 1,000,000 shares.           29            29
  Common stock, $1 par value; Authorized -
    500,000,000 shares; Issued - 143,670,083
    and 142,182,183 shares, respectively. . .          144           142
  Paid-in capital . . . . . . . . . . . . . .        1,296         1,280
  Reinvested earnings . . . . . . . . . . . .           60             9
  Cumulative translation adjustment . . . . .           21            (3)
  Common stock in treasury, at cost
    (13,290,998 and 13,004,598 common shares,
    respectively) . . . . . . . . . . . . . .         (203)         (197)
                                                    ------        ------
                                                     1,347         1,260
                                                    ------        ------

                                                    $8,781        $8,682
                                                    ======        ======

                             COCA-COLA ENTERPRISES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)


                                                    Nine Months ended
                                                -------------------------
                                                September 30,  October 1,
                                                    1994          1993
                                                -------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . .     $  58         $ (18)
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . .       209           186
    Amortization. . . . . . . . . . . . . . . .       134           125
    Deferred income taxes . . . . . . . . . . .        48            68
    Net changes in current assets and
      current liabilities . . . . . . . . . . .        42           (41)
    Other nonoperating cash flows . . . . . . .        (5)           14
                                                    -----         -----
Net cash provided by operating activities . . .       486           334

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures. . . . . . . . . . . . . .      (254)         (249)
Proceeds from the sale of property,
  plant and equipment . . . . . . . . . . . . .        13            17
Acquisitions of and investments in businesses .       (12)         (264)
                                                    -----         -----
Net cash used for investing activities. . . . .      (253)         (496)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of debt. . . . . . .       385           581
Payments on debt. . . . . . . . . . . . . . . .      (540)         (403)
Dividends on common stock . . . . . . . . . . .        (5)           (5)
Proceeds from the issuance of common stock. . .        12             2
Purchases of treasury stock . . . . . . . . . .        (4)          (17)
Other financing activities. . . . . . . . . . .       (23)            -
                                                    -----         -----
Net cash (used for) provided by financing
  activities. . . . . . . . . . . . . . . . . .      (175)          158
                                                    -----         -----
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS DURING THE PERIOD. . . . . .        58            (4)
Cash and cash equivalents at
  beginning of period . . . . . . . . . . . . .        11             6
                                                    -----         -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . .     $  69         $   2
                                                    =====         =====



See Notes to Condensed Consolidated Financial Statements.

                            COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Basis of Presentation
- ------------------------------
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Coca-Cola Enterprises Inc. annual report on Form 10-K for the year ended December 31, 1993.

Note B - Seasonality of Business
- --------------------------------
Operating results for the three and nine-month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994, primarily due to the seasonality of the Company's business. Unit sales of the Company's products are generally greater in the second and third quarters due to seasonal factors.

Note C - Inventories
- --------------------
In the second quarter of 1994, the Company changed to the first-in, first-out (FIFO) method of accounting for inventories from the last-in, first-out
(LIFO) method as the principal method of accounting for inventories. The change did not have a significant impact on results of operations in the second quarter and will not have a material effect on results of operations for full-year 1994 and future periods. Inventory costs would not have differed significantly under the LIFO method when compared to the FIFO method prior to this change. The FIFO method is the predominant accounting method within the Company's industry.

The LIFO reserve, included in Other Inventories in the condensed consolidated balance sheet at December 31, 1993, approximated $2 million.

Note D - Acquisitions
- ---------------------
On June 30, 1993, the Company acquired the stock of (i) Coca-Cola Beverages Nederland B.V.; (ii) Roddy Coca-Cola Bottling Company, Inc.; and (iii) Coca-Cola Bottling Company of Johnson City (collectively the "acquisition"). The results of operations of these acquired companies are included in the consolidated statements of operations of the Company as of the beginning of the third quarter of 1993.

                           COCA-COLA ENTERPRISES INC.

                                  (Unaudited)


Note D - Acquisitions (continued)
- ---------------------------------
The following unaudited pro forma results of operations reflect certain reclassifications to conform to the Company's basis of presentation and assume the acquisition occurred as of January 1, 1993 (in millions except per share amounts):

                                                     Nine Months ended
                                                      October 1, 1993
                                                     -----------------
     Net Operating Revenues . . . . . . . . . . . .       $4,346
     Cost of sales. . . . . . . . . . . . . . . . .        2,732
                                                          ------
     Gross Profit . . . . . . . . . . . . . . . . .        1,614
     Selling, general and administrative expenses .        1,305
                                                          ------
     Operating Income . . . . . . . . . . . . . . .          309
     Interest expense, net. . . . . . . . . . . . .          251
     Other nonoperating deductions, net . . . . . .            2
                                                          ------
     Income Before Income Taxes . . . . . . . . . .           56
     Income tax expense . . . . . . . . . . . . . .           74
                                                          ------
     Net Income . . . . . . . . . . . . . . . . . .       $  (18)
                                                          ======

     Average Common Shares Outstanding. . . . . . .          130
                                                          ======

     Net Income Per Common Share. . . . . . . . . .       $(0.14)
                                                          ======

     Depreciation . . . . . . . . . . . . . . . . .       $  198
                                                          ======

     Amortization . . . . . . . . . . . . . . . . .       $  132
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

                           COCA-COLA ENTERPRISES INC.

                                  (Unaudited)


Note D - Acquisitions (continued)
- ---------------------------------
On November 1, 1994, the Company announced the signing of a non-binding letter of intent to acquire the bottling operations of the Wichita Coca-Cola Bottling Company ("Wichita") for approximately $150 million in cash and debt. The Wichita bottling operations are located in sections of Colorado, Kansas, Missouri and Nebraska. The proposed transaction is subject to negotiation of a definitive purchase agreement, among other things, and is expected to close in early 1995.

Note E - Long-Term Debt
- -----------------------
Long-term debt including current maturities consists of the following (in millions):
                                               September 30,  December 31,
                                                   1994           1993
                                               -------------  ------------
     Commercial Paper . . . . . . . . . . . . .   $  847         $  522
     8.20% Notes, due 1994. . . . . . . . . . .        -            243
     8.35% Notes, due 1995. . . . . . . . . . .      250            250
     6.50% and 7.875% Notes, due 1997 . . . . .      300            550
     7.00% Notes, due 1999. . . . . . . . . . .      200            200
     7.875% Notes, due 2002 . . . . . . . . . .      500            500
     8.00% Notes, due 2005. . . . . . . . . . .      250            250
     8.50% Debentures, due 2012 . . . . . . . .      250            250
     8.75% Debentures, due 2017 . . . . . . . .      154            154
     8.00% and 8.50% Debentures, due 2022 . . .    1,000          1,000
     6.75% Debentures, due 2023 . . . . . . . .      250            250
     Other long-term obligations. . . . . . . .      238            222
                                                  ------         ------
                                                  $4,239         $4,391
                                                  ======         ======

Maturities of long-term debt for the five twelve-month periods subsequent to September 30, 1994 are as follows: 1995 - $324 million; 1996 - $876 million; 1997 - $11 million; 1998 - $311 million; and 1999 - $4 million.

The Company's commercial paper program is supported by a revolving bank credit agreement maturing in April 1996 and two short-term credit facilities aggregating $1.2 billion. There are no borrowings outstanding under these agreements; however, under the commercial paper program supported by these agreements, an aggregate $847 million was outstanding at September 30, 1994. The weighted average interest rate of borrowings under the commercial paper program at September 30, 1994 was 4.9% per annum.

                           COCA-COLA ENTERPRISES INC.

                                  (Unaudited)


Note F - Income Taxes
- ---------------------
A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                   Nine Months ended
                                               -------------------------
                                               September 30,  October 1,
                                                   1994          1993
                                               -------------  ----------
  Statutory provision (34% through
    August 10, 1993, 35% thereafter). . . . . .    $ 38          $ 20
  Effect of federal rate change on
    deferred tax balances . . . . . . . . . . .       -            40
  State provision - net of federal effect . . .      10             9
  Nondeductible items . . . . . . . . . . . . .       3             2
  Other, net. . . . . . . . . . . . . . . . . .       1             3
                                                   ----          ----
                                                   $ 52          $ 74
                                                   ====          ====

The Omnibus Budget Reconciliation Act was signed into law in August 1993. The Company was principally affected by an increase to the corporate marginal income tax rate from 34% to 35%. The Company's deferred income taxes were adjusted during the third quarter of 1993 to reflect the effect of the new rate, resulting in a one-time charge of approximately $40 million ($0.31 per share).

The Company's effective tax rates for the first nine months of 1994 and 1993 were 48% and 61% (excluding the effect of the federal rate change), respectively.

Note G - Stock Options and Other Stock Plans
- --------------------------------------------
The Company's 1994 Stock Option Plan (the "1994 Plan"), adopted during the first quarter of 1994, provides for awards to certain officers and key employees of the Company. The plan provides that options for up to two million shares of the Company's common stock may be granted. Generally, options awarded under the 1994 Plan (i) are granted at prices which equate to or are above fair market value on date of grant; (ii) vest ratably over a three year period; and (iii) expire ten years from the date of grant.
For certain senior executives receiving awards under the 1994 Plan, the options are performance-vested and become exercisable solely upon attainment of certain increases in the market price of the Company's common stock within five years from the date of grant.

                           COCA-COLA ENTERPRISES INC.

                                  (Unaudited)


Note G - Stock Options and Other Stock Plans (continued)
- --------------------------------------------------------
Through the third quarter of 1994, options to acquire 1,608,700 common shares were issued under the 1994 Plan. The option price for such awards was (i) $17.6875 with respect to 526,400 option shares, representing fair market value on date of grant; (ii) $21.225 with respect to 374,300 option shares, representing a 20% premium over fair market value on date of grant; and (iii) $17.6875 with respect to 708,000 performance-vested option shares, representing fair market value on date of grant.

An aggregate 802,900 shares of common stock have been issued during the first nine months of 1994 primarily as a result of exercises of stock options under the Company's 1991 Stock Option Plan, 1990 Management Stock Option Plan and 1986 Stock Option Plan.

The Company's 1992 Restricted Stock Award Plan was amended and restated effective February 7, 1994 (the "Amended 1992 Plan"). Awards under the Amended 1992 Plan vest only upon attainment of certain increases in the market price of the Company's common stock within five years from the date of grant, in which event the ownership restrictions on the shares are removed. The Company has reserved a total of 725,000 shares of common stock of the Company for issuance in connection with awards granted under the Amended 1992 Plan. Through the third quarter of 1994, an aggregate 685,000 shares of common stock were awarded under the Amended 1992 Plan. An aggregate 42,100 restricted shares issued under the 1992 Restricted Stock Award Plan (prior to its amendment) have been forfeited during 1994 and returned to treasury.

Note H - Share Repurchase Program
- ---------------------------------
In August 1994, the Company announced a stock repurchase program under which the Company intends to repurchase up to 10 million shares of common stock. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of various employee benefits and compensation plans through a grantor trust arrangement (see
Note I).

The amount of shares repurchased and the length of time required to repurchase such shares will depend on the Company's level of capital expenditures, acquisition opportunities, other alternate uses of free cash flow and market conditions. As of September 30, 1994, the Company had repurchased 244,300 shares of common stock under the program for an aggregate cost of approximately $4.4 million.

                           COCA-COLA ENTERPRISES INC.

                                  (Unaudited)


Note I - Grantor Trust
- ----------------------
On October 18, 1994, the Company's Board of Directors approved the establishment of a flexible employee grantor trust to fund future stock-related compensation and benefit obligations including, but not limited to, a savings investment plan, restricted stock awards, stock option exercises, and certain other benefit plans.

Note J - Contingencies
- ----------------------
The Company is self-insured for certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product and vehicle liability. The Company has provided letters of credit aggregating approximately $90 million principally as a result of these self-insurance programs.

As of the date of this report, the Company has guaranteed payment of up to $195 million of indebtedness owed by a manufacturer supplying certain packaging used in the Company's manufacturing process; at October 1, 1994, this manufacturer had approximately $79 million of indebtedness outstanding guaranteed by the Company. The Company anticipates entering into a similar guarantee of up to $45 million for another such manufacturer during the fourth quarter of 1994.

Federal, state and local laws govern the Company's operation of underground fuel storage tanks and the required removal, replacement or modification of such tanks to satisfy regulations which go into effect in varying stages through 1998. The Company has completed the majority of its multi-year program for remediation of environmental contamination related to underground fuel storage tanks. Completion of the Company's remediation program is not expected to have a material effect on the Company's financial position or results of operations.

The Company is a party to litigation surrounding the constitutionality of a Michigan statute requiring bottlers to pay unclaimed container deposits to the state. The statute, previously found to be unconstitutional by a lower court ruling, was found to be constitutional by the Michigan Court of Appeals on August 1, 1994. The Michigan Soft Drink Association has applied to the Supreme Court of Michigan for leave to appeal the decision of the Michigan Court of Appeals. The ultimate outcome of the litigation is not expected to have a material effect on the Company's financial position or results of operations.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations
- ---------------------------------------------

                               OPERATING RESULTS

Business Strategy
- -----------------
We can best achieve our goal of enhancing share-owner value by increasing long-term operating cash flows through profitable increases in sales volume. Increases in long-term operating cash flows are obtained through the balancing of growth in case sales with optimal profit margins and sustainable increases in market share. We attempt to increase our share of liquid nonalcoholic refreshment sales and per capita consumption of our products through the development of innovative marketing programs, improved execution at the local level and new product introductions.

Careful consideration is given to all the potential uses of our long-term operating cash flows, including strategic acquisition opportunities. We are interested in continuing both international and domestic expansion given the right opportunities and provided they grow share-owner value over the long term.

Revenues, Pricing and Volume
- ----------------------------
Net operating revenues for the third quarter and first nine months of 1994 increased approximately 7% and 9%, respectively, over the same periods of 1993. These increases resulted primarily from an approximate 7 1/2% and 9% increase in bottle/can physical case sales volume for the third quarter and first nine months of 1994, respectively, as compared to the same prior year periods. Net revenues per case remained flat for the third quarter and first nine months of 1994 as compared to the same periods of 1993.

On a constant territory basis, net operating revenues for the first nine months of 1994 increased approximately 4% over the same prior year period. This increase resulted primarily from an approximate 4% increase in bottle/can physical case sales volume for the first nine months of 1994.

We continue to expect constant territory bottle/can physical case sales volume growth for full-year 1994 to exceed our 1993 full-year growth rate of 2%.

Cost of Sales
- -------------
Favorable packaging trends have continued to offset ingredient cost increases. As a result, domestic cost of wholesale sales per physical case for the third quarter and first nine months of 1994 decreased approximately 1% as compared to the same periods in 1993. Based upon current market conditions, we anticipate materials cost increases in fiscal 1995. However, the effect on results of operations is not currently predictable because of the dependence on market conditions.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------

Cost of Sales (continued)
- -------------------------
In the second quarter of 1994, the Company changed to the FIFO method of accounting from the LIFO method of accounting as the principal method of accounting for inventories. The change did not have a significant impact on results of operations in the second quarter and we believe the change will not have a material effect on results of operations for full-year 1994 and future periods. The Company's inventory turns over many times annually and a majority of the Company's products have shelf life restrictions. As a result, the LIFO method of accounting is counter-intuitive to the Company's operations. FIFO is also the predominant accounting method of other companies within the industry.

Selling, General and Administrative Expenses
- --------------------------------------------
Selling, general and administrative expenses increased approximately
8% and 10%, respectively, during the third quarter and first nine months of 1994 as compared to the same periods in 1993, principally as a result of increased case sales volume during the period and the effect of acquisitions. Selling, general and administrative expenses increased slightly as a percent of sales in the third quarter and first nine months of 1994 from 29.6% and 30.7%, respectively, to 29.8% and 30.9%, respectively, as compared to the same periods in 1993.

Operating Income, Earnings Per Share and Cash Operating Profit
- --------------------------------------------------------------
In the third quarter of 1994, we were able to achieve increases in net revenues and reduce the cost of wholesale sales per case, generating favorable operating profit performance. This performance is evidenced by an increase in operating income of approximately 25% and 14% for the third quarter and first nine months of 1994, respectively, as compared to the same periods in 1993. Constant territory operating income increased approximately 12% for the first nine months of 1994, as compared to the same prior-year period.

Our favorable operating performance, combined with reduced net interest expense and a lower effective tax rate, resulted in an increase in comparable net income per common share of approximately 143% and 154% for the third quarter and first nine months of 1994, respectively, as compared to the same periods in 1993 (excluding the effect of the one-time income tax charge of $40 million, or $0.31 per share, in the third quarter of
1993).

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------

Operating Income, Earnings Per Share and Cash Operating Profit (continued)
- --------------------------------------------------------------------------
Cash operating profit (operating income before the deductions for depreciation and amortization), increased approximately 14% and 12% in the third quarter and first nine months of 1994, respectively, over the same periods of 1993. On a constant territory basis, cash operating profit increased approximately 8% for the first nine months of 1994 as compared to the same prior year period. We continue to expect growth in constant territory cash operating profit for full-year 1994 of approximately 8% assuming no significant changes in the current operating and competitive environment.

Interest Expense
- ----------------
The decrease in interest expense reflects the lower weighted average borrowing rate of 7.2% for the first nine months of 1994 as compared to 7.7% for the first nine months of 1993, and the decreased debt balance as compared to 1993. We anticipate that the weighted average borrowing rate for full-year 1994 will not be appreciably different from the nine-month 1994 rate of 7.2%.

Income Taxes
- ------------
The Company's effective tax rates for the first nine months of 1994 and 1993 were approximately 48% and 61% (excluding the $40 million one-time charge discussed below), respectively. The change in the effective tax rate between the periods is principally the result of increased full-year earnings expectations for 1994 as compared to annual expectations for 1993 contemplated at the end of the third quarter of 1993.

The Omnibus Budget Reconciliation Act was signed into law in August 1993. One of the provisions of the law increased the corporate marginal income tax rate from 34% to 35%. The Company's deferred income taxes were adjusted in the third quarter of 1993 to reflect the effect of the new rate, resulting in a one-time charge of approximately $40 million ($0.31 per share).


                               FINANCIAL POSITION

The increase in accounts receivable, inventories, and accounts payable and accrued expenses reflects the results of the seasonal activity of our business. The change in the cumulative translation adjustment results from the decrease in the value of the dollar against the Dutch florin during 1994.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------

FINANCIAL POSITION (continued)

Our commercial paper program is supported by a revolving bank credit agreement, maturing in April 1996, and two short-term credit facilities aggregating $1.2 billion. There are no borrowings outstanding under these agreements; however, under the commercial paper program supported by these agreements, an aggregate $847 million was outstanding at September 30, 1994.

In the past seven years the Company has acquired numerous bottlers for an aggregate purchase price of approximately $5.6 billion, resulting in a high level of financial leverage. Our capital structure, combined with our cash flow streams, however, allow us to maintain a high degree of financial flexibility.

In addition to operating cash flows, our external sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. We believe that adequate resources are available to satisfy our capital expenditure, acquisition, and share repurchase programs, and to satisfy scheduled maturities of debt obligations.

We anticipate that capital expenditures will approximate $350 million to $400 million for full-year 1994.

On November 1, 1994, we announced the signing of a non-binding letter of intent to acquire the bottling operations of the Wichita
Coca-Cola Bottling Company ("Wichita") for approximately $150 million in cash and debt. The Wichita bottling operations are located in sections of Colorado, Kansas, Missouri and Nebraska. The proposed transaction is subject to negotiation of a definitive purchase agreement, among other things, and is expected to close in early 1995.

In August 1994, the Company announced a stock repurchase program under which the Company intends to repurchase up to 10 million shares of common stock. Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of various employee benefits and compensation plans through a grantor trust arrangement (see
Note I to the condensed consolidated financial statements).

The amount of shares repurchased and the length of time required to repurchase such shares will depend on the Company's level of capital expenditures, acquisition opportunities, other alternate uses of free cash flow and market conditions. As of September 30, 1994, the Company had repurchased 244,300 shares of common stock under the program for an aggregate cost of approximately $4.4 million.

Part II. Other Information
- --------------------------
Item 1. Legal Proceedings
- -------------------------
The Company or its subsidiaries have been notified that they could be designated as potentially responsible parties at state-designated contaminated sites in Jamestown, North Carolina and St. Paul, Minnesota, and at a federal "Superfund" site in Andover, Minnesota. The Company is investigating the nature and extent of any materials which may have been delivered to the Jamestown and St. Paul sites and is not now in a position to determine whether any liability for remediation exists. The claim against the Company for remediation of the Andover, Minnesota site is approximately $100,000; however, if this site is a "qualified landfill" under Minnesota law, the entire costs of remediation may be paid by the state without contribution from any potentially responsible party.

Two matters reported in the Company's annual report on Form 10-K for its fiscal year ended December 13, 1993 have been settled. In March 1994, the Company settled its entire liability relating to the Commercial Oil Services site near Columbus, Ohio upon payment of approximately $2,400. In November 1994, the Company paid approximately $150,000 as its portion of the estimated remediation costs of the Arrowhead site, near Duluth, Minnesota. If the ultimate remediation costs for the Arrowhead site exceed the estimated amount, the Company will be responsible for its proportionate share of the excess; however, the Company believes that the remediation can be accomplished within the estimated amount.

An application to leave to appeal has been filed by the Michigan Soft Drink Association with the Supreme Court of Michigan in the litigation surrounding a Michigan statute requiring forfeiture of unclaimed container deposits. This litigation was reported in the Company's quarterly report of Form 10-Q for the quarter ended April 1, 1994. The matter is discussed in Note J to the condensed consolidated financial statement in this report.

Part II. Other Information
- --------------------------
Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

     Exhibit                                 Incorporated by Reference
     Number          Description                or Filed Herewith
     -------   ------------------------      -------------------------

     12        Statements regarding
               computations of ratios        Filed Herewith

     27        Financial Data Schedule       Filed Herewith

Part II. Other Information
- --------------------------
Item 6.  Exhibits and Reports on Form 8-K (continued)
- -----------------------------------------------------
(b) Reports on Form 8-K:

During the third quarter of 1994, the Company filed the following current report on Form 8-K:

Date of Report                               Description
- ----------------      -----------------------------------------------------
July 19, 1994         Condensed Consolidated Statements of Operations
                      (unaudited) of the Company, filed on August 5, 1994,
                       reporting financial results for the second quarter and first six months of 1994.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COCA-COLA ENTERPRISES INC.
                                   (Registrant)

Date: November 7, 1994             /s/ John R. Alm
                                   ---------------------------
                                   John R. Alm
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (On behalf of the Registrant and
                                   as Principal Financial Officer)

Date: November 7, 1994             /s/ Bernice H. Winter
                                   ---------------------------
                                   Bernice H. Winter
                                   Vice President and Controller
                                   (Principal Accounting Officer)