Form 10-K
period 1994-12-31
COCA COLA ENTERPRISES INC
filed 1995-03-16
CIK 804055

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 01-09300

                      [Coca-Cola Enterprises Inc. Logo]
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                          WHICH REGISTERED
- -----------------------------------------------    ---------------------------------
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
                           Yes  X         No
                               ---          ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of Common Stock held by nonaffiliates of the registrant as of March 3, 1995 was $1,222,113,322.

     There were 128,932,299 shares of Common Stock outstanding as of March 3, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Share Owners for the year ended December 31, 1994, are incorporated by reference in Parts II and IV.

     Portions of the registrant's Proxy Statement for the Annual Meeting of
Share Owners to be held on April 17, 1995 are incorporated by reference in Part III hereof.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I
            ITEM 1.      BUSINESS.......................................................    1
                           Introduction.................................................    1
                           Relationship with The Coca-Cola Company......................    2
                           Acquisitions and Divestitures................................    3
                           Territories..................................................    3
                           Products.....................................................    4
                           Marketing....................................................    4
                           Raw Materials................................................    4
                           Domestic Bottle Contracts....................................    5
                           International Bottler's Agreement............................    9
                           Competition..................................................   10
                           Employees....................................................   10
                           Governmental Regulation......................................   10
            ITEM 2.      PROPERTIES.....................................................   12
            ITEM 3.      LEGAL PROCEEDINGS..............................................   12
            ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   14
            ITEM 4(A).   EXECUTIVE OFFICERS OF THE COMPANY..............................   14
PART II
            ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                         MATTERS........................................................   17
            ITEM 6.      SELECTED FINANCIAL DATA........................................   17
            ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS..........................................   17
            ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   17
            ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                         FINANCIAL DISCLOSURE...........................................   18
PART III
            ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT.....................................................   18
            ITEM 11.     EXECUTIVE COMPENSATION.........................................   18
            ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT.....................................................   18
            ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   18
PART IV
            ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                         8-K............................................................   19
                         SIGNATURES.....................................................   24

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Coca-Cola Enterprises Inc. (the "Company") is in the liquid nonalcoholic refreshment business and is the world's largest marketer, distributor, and producer of bottled and canned beverage products of The Coca-Cola Company.

     The Company was incorporated in Delaware in 1944 as a wholly owned subsidiary of The Coca-Cola Company and became a public company in 1986. The Coca-Cola Company owns approximately 44% of the Company's common stock. References in this report to the "Company" include the Company and its divisions and subsidiaries.

     The Company's bottling territories, including those acquired in January 1995 (see "Acquisitions and Divestitures" and "Territories" below), contain approximately 154 million people. The Company sold approximately 1.7 billion equivalent cases(1) of beverage product throughout its territories in 1994, approximately 90% of which were beverage products of The Coca-Cola Company.

     In the United States, the Company operates in exclusive and perpetual territories containing approximately 54% of the population and accounting for approximately 55% of all equivalent cases of bottled and canned products of The Coca-Cola Company sold. These territories include the five states with the largest population increases from 1990 to 1994 -- California, Texas, Florida, Georgia, and Washington.

Domestic Operations

     Management estimates that the Company's 1994 total case sales of soft drink products in the United States and the Caribbean were approximately 1.6 billion equivalent cases or approximately 18% of the estimated total 1994 case sales of soft drink products by all bottlers and fountain distributors.

     In 1994, approximately 70% of the equivalent case sales of the Company, excluding products in post-mix (fountain) form, were Coca-Cola Trademark Beverages,(2) approximately 19% were other beverage products of The Coca-Cola Company and approximately 11% were beverage products of companies other than The Coca-Cola Company. The Company's equivalent case sales of products in bottles and cans, including products of companies other than The Coca-Cola Company, constituted approximately 86% of the equivalent case sales of the Company in 1994. The remaining 14% of the Company's equivalent case sales in 1994 were in post-mix form for fountain sales.

The Netherlands Operations

     In 1994, The Company's subsidiary in the Netherlands, Coca-Cola Beverages Nederland B.V. ("CCB Nederland"), sold approximately 80 million equivalent cases, approximately 99% of which were beverage products of The Coca-Cola Company.

- ---------------

(1) As used in this report, the term "equivalent case" refers to 192 ounces of finished beverage product (24 eight-ounce services).

(2) As used in this report, the term "Coca-Cola Trademark Beverages" refers to beverages bearing the trademarks "Coca-Cola" or "Coke", and "beverage products of The Coca-Cola Company" refers collectively to the Coca-Cola Trademark Beverages and all other beverage products of The Coca-Cola Company.

Strategy

     The Company expects to accomplish its primary goal -- the enhancement of share-owner value -- through the implementation and execution of operating and financial strategies designed to build the value of the Company.

     The Company's principal operating goal is to increase long-term operating cash flow through profitable increases in sales volume. The increased complexity of the Company's business drives the Company's strategy of developing and executing innovative marketing programs at the local level. The increased competitiveness of its business dictates the Company's strategy to obtain profitable increases in case sales by balancing volume growth with improved margins and sustainable increases in market share. The realization of short-term profitability at the expense of market share is inconsistent with the Company's strategy. The Company intends to increase volume through profitable business partnerships with its customers and superior marketing to its consumers.

     The Company's financial strategies are designed to add value through the allocation of funds to projects and activities which generate returns in excess of the Company's cost of capital and which increase share-owner value. One of the Company's primary financial objectives is to achieve an optimal capital structure which provides financial flexibility for internal projects, share repurchases, and appropriately priced acquisitions.

RELATIONSHIP WITH THE COCA-COLA COMPANY

     The Coca-Cola Company is the Company's largest share owner. The Chairman of the Board of Directors and three other directors of the Company are executive officers or former executive officers of The Coca-Cola Company.

     The Company and The Coca-Cola Company are parties to a number of significant transactions and agreements incident to their respective businesses and may enter into additional material transactions and agreements from time to time in the future.

     The Company conducts its business primarily under contracts with The Coca-Cola Company. These contracts give the Company the exclusive right to market, distribute, and produce beverage products of The Coca-Cola Company in authorized bottles and cans in specified territories and provide The Coca-Cola Company with the ability, in its sole discretion, to establish prices, terms of payment, and other terms and conditions for the purchase of concentrates and syrups from The Coca-Cola Company. See "Domestic Bottle Contracts" and "International Bottler's Agreement" below. Other significant transactions and agreements relate to, among other things, arrangements for cooperative marketing, advertising expenditures, and purchases of sweeteners.

     Since 1979, The Coca-Cola Company has assisted in the transfer of ownership or financial restructuring of a majority of its United States bottler operations and has assisted in similar transfers of bottlers operating outside the United States. Certain bottlers and interests therein have been acquired by The Coca-Cola Company and certain of those have been sold to bottlers, including the Company, which are believed by management of The Coca-Cola Company to be the best suited to manage and develop these acquired operations. The Coca-Cola Company has advised the Company that it may continue to acquire bottling companies or interests therein and to assist in the sale of acquired bottlers to other bottlers, which may or may not include the Company, viewed as those best suited to promote the interests of The Coca-Cola Company and the Coca-Cola bottler system. In connection with such transactions, The Coca-Cola Company may own all or part of the equity interests of acquired bottlers for varying periods of time. See "Acquisitions and Divestitures" below and "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola Company -- Purchase of Coca-Cola Bottlers" in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 17, 1995 (the "Company's 1995 Proxy Statement"), which information is incorporated by reference in Item 13 hereof.

     The Company intends to acquire only bottling businesses offering the Company the ability to produce long-term share-owner value.

ACQUISITIONS AND DIVESTITURES

     During 1994, the Company acquired 4% of the outstanding stock of The Coca-Cola Bottling Company of New York, Inc., additional shares of the preferred stock of Southeastern Container, Inc. (a packaging manufacturer), Dr Pepper franchise rights in Yuma, Arizona, and the Coca-Cola Bottling Company of Shelbyville in Shelbyville, Kentucky. For these acquisitions, the Company paid an aggregate cost, including assumed and issued debt, where applicable, of approximately $21 million. In January 1995, the Company purchased The Wichita Coca-Cola Bottling Company, having territories in Kansas, Colorado, Nebraska, and Missouri, for $150 million. The total cost of acquisitions since reorganization in 1986, including assumed and issued debt, where applicable, is approximately $5.6 billion.

     Since reorganization in 1986, the aggregate proceeds to the Company from the sale of bottlers and other businesses have been approximately $456 million; of this amount, bottlers representing sales proceeds of approximately $404 million were reacquired by the Company in 1991 as a result of the acquisition of Johnston Coca-Cola Bottling Group, Inc. ("Johnston Coca-Cola"), now a subsidiary of the Company. In 1994, the Company sold assets of an office coffee service in Madison, Wisconsin, vending assets in Jonesboro, Arkansas, and in January 1995, the Company sold its 50% interest in a Mississippi bottler; aggregate proceeds from such sales in 1994 and 1995 were approximately $18 million.

TERRITORIES

     The Company's bottling territories in the United States, including territories acquired in January 1995, and the Caribbean, include portions of 38 states, and all of the District of Columbia, the U.S. Virgin Islands, and the islands of Tortola and Grand Cayman. These territories contain approximately 139 million people and include approximately 54% of the United States population. Between 1990 and 1994, population in the territories in the United States in which the Company operates increased by approximately 5.4%, as compared to an increase of 4.4% for the general United States population during the same period.

     The Company's territory in the Netherlands has a population of approximately 15 million people.

     The following maps identify the territories in which the Company operates:

                         Appearing here are maps of the
                         United States, a portion of the Caribbean and a portion of Western Europe, outlining the Company's territories.

                          (MAPS ARE NOT TO SAME SCALE)

PRODUCTS

     The Company markets, distributes, and produces beverage products of The Coca-Cola Company; these products include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Sprite, diet Sprite, Cherry Coke, diet Cherry Coke, Fanta, Fresca, Fruitopia, Hi-C fruit drinks, Mello Yello, Minute Maid, and diet Minute Maid brand carbonated and noncarbonated soft drinks, Mr. PiBB, diet Mr. PiBB, PowerAde, Ramblin' root beer, and TAB. Additionally, the Company markets, distributes, and produces (or obtains from contract packers) Nestea, diet Nestea, and Nestea Cool under license from Coca-Cola Nestle Refreshments Company, USA and various noncola beverage products under the trademarks of companies other than The Coca-Cola Company, including, in some markets, Dr Pepper. Substantially all of the Coca-Cola Trademark Beverages, as well as TAB, Sprite, Minute Maid, and diet Minute Maid carbonated orange beverages, are available throughout the Company's domestic territories. Other products of The Coca-Cola Company and of other companies are available in selected territories. Certain of the Company's locations supply product to other Coca-Cola bottlers and major fountain accounts.

     The Coca-Cola Company and other companies manufacture concentrates, and in some cases the finished product, for sale to bottlers and to fountain wholesalers. Bottling and canning operations combine the concentrate with sweetener and carbonated water, and package the finished product in authorized bottles, cans, and post-mix containers for sale to retailers. The Company obtains certain products, such as PowerAde, Nestea, and Fruitopia, from contract packers. See "Marketing" and "Raw Materials" below.

     Approximately 70% of the Company's domestic equivalent case sales in 1994 (excluding post-mix) represented caloric products and the balance represented low-calorie products.

MARKETING

     The Company sells its products in a variety of packages authorized by The Coca-Cola Company and other companies. In 1994, domestic and international equivalent case sales of the Company, excluding post-mix syrup sales, were packaged approximately 59% in cans, 36% in nonrefillable packaging, 4% in returnable containers, and 1% in pre-mix containers. Post-mix syrup accounted for approximately 13% of the Company's equivalent case sales in 1994.

     The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and the other beverage companies that supply concentrates, syrups, and finished product to the Company join in making substantial advertising expenditures in all major media to promote sales in the local areas served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. In 1994, the Company's local media advertising expenditures were approximately $34 million, in addition to cooperative media advertising payments by The Coca-Cola Company of approximately $41 million. Certain of the marketing expenditures by The Coca-Cola Company are made pursuant to annual arrangements between The Coca-Cola Company and the Company. Although The Coca-Cola Company has advised the Company that it intends to continue to provide marketing support in 1995, it is not obligated to do so under either the domestic or international bottle contracts between The Coca-Cola Company and the Company. See "Domestic Bottle Contracts" and "International Bottler's Agreement" below.

     Sales of the Company's products are seasonal, with the second and third calendar quarters generally accounting for higher sales volumes than the first and fourth quarters.

RAW MATERIALS

     In addition to concentrates, sweeteners, and finished product, the Company purchases carbon dioxide, glass and plastic bottles, cans, closures, post-mix packaging (such as plastic bags in cardboard boxes), and other packaging materials. The Company generally purchases its raw materials, other than concentrates, syrups, and sweeteners, from multiple suppliers. The bottle contracts with The Coca-Cola Company provide that, with respect to the products of The Coca-Cola Company, all authorized containers, closures, cases, cartons, and other packages and labels must be purchased from manufacturers approved by The Coca-Cola Company.

     High fructose corn syrup currently is the principal sweetener of the beverage products, other than low-calorie products, of The Coca-Cola Company. The Company and The Coca-Cola Company have entered into arrangements for the purchase by the Company from The Coca-Cola Company of substantially all of the Company's requirements for sweeteners for 1995. See "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola
Company -- Sweetener Requirements Agreement" in the Company's 1995 Proxy Statement, which information is incorporated by reference in Item 13 hereof. The Company does not separately purchase low-calorie sweeteners because sweeteners for the low-calorie beverage products of The Coca-Cola Company are contained in the concentrate purchased by the Company from The Coca-Cola Company.

     The Company currently purchases a significant portion of its requirements for plastic bottles from companies jointly owned by it and other Coca-Cola bottlers. Management of the Company believes that ownership interests in certain suppliers and the self-manufacture of certain packages serve to reduce or contain costs.

     There are no materials or supplies used by the Company which are currently in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls, or national emergencies.

DOMESTIC BOTTLE CONTRACTS

     The Company purchases concentrate and syrup from The Coca-Cola Company and markets, distributes, and produces the principal liquid nonalcoholic refreshment products in its territories within the United States under two basic forms of bottle contracts with The Coca-Cola Company: bottle contracts that cover the Coca-Cola Trademark Beverages (the "Cola Bottle Contracts") and bottle contracts that cover other carbonated beverages of The Coca-Cola Company (the "Allied Bottle Contracts") (herein referred to collectively as the "Bottle Contracts"). See "Introduction" and "Products" above. The Company and each of its wholly owned bottling company subsidiaries are parties to one or more separate Cola Bottle Contracts and to various Allied Bottle Contracts. In this section, unless the context indicates otherwise, a reference to the Company refers to the legal entity, which may be either the Company or one of its bottling company subsidiaries, which is a party to the Bottle Contracts with The Coca-Cola Company.

The Cola Bottle Contracts

     The Cola Bottle Contracts provide that the Company will purchase its entire requirements of concentrates and syrups for Coca-Cola Trademark Beverages from The Coca-Cola Company at prices, terms of payment, and other terms and conditions of supply, as determined from time to time by The Coca-Cola Company in its sole discretion. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in its territories in authorized containers. The Coca-Cola Company may determine, from time to time in its sole discretion, what types of containers to authorize for use with products of The Coca-Cola Company.

     Pursuant to the Cola Bottle Contracts, The Coca-Cola Company annually establishes the prices charged to the Company for concentrates and syrups for Coca-Cola Trademark Beverages. The Company expects that net prices charged by The Coca-Cola Company in 1995 for syrup and concentrates will increase approximately 2.7% as compared to 1994 prices. The Coca-Cola Company has no rights under the Bottle Contracts to establish the resale prices at which the Company sells its products.

     The Company is obligated to maintain such plant and equipment, staff, distribution, and vending facilities as are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Bottle Contracts and in sufficient quantities to satisfy fully the demand for these beverages in its territories; to undertake adequate quality control measures prescribed by The Coca-Cola Company; to develop and stimulate the demand for Coca-Cola Trademark Beverages in those territories; to use all approved means, and spend such funds on advertising and other forms of marketing, as may be reasonably required to satisfy that objective; and to maintain such sound financial capacity as may be reasonably necessary to assure performance by the Company and its affiliates of their obligations to The Coca-Cola Company. The Company is required to meet annually with The Coca-Cola Company to present plans for the following year that set out in reasonable detail its marketing, management, and advertising plans with respect to the Coca-Cola Trademark Beverages for the year, including financial plans showing that the Company and all of its bottler affiliates have the consolidated financial capacity to perform their duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If the Company carries out its plans in all material respects, it will be deemed to have satisfied its obligations to develop, stimulate, and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured or waived by The Coca-Cola Company within 120 days of notice of the failure, would give The Coca-Cola Company the right to terminate the Cola Bottle Contract. If the Company at any time fails to carry out a plan in all material respects in any geographic segment of its territory, and if such failure is not cured within six months after notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Bottle Contract by eliminating the portion of the territory with respect to which such failure has occurred.

     The Coca-Cola Company has no obligation under the Bottle Contracts to participate with the Company in expenditures for advertising and marketing, but it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company. Although The Coca-Cola Company has advised the Company that it intends to continue to provide various forms of marketing support in 1995 at a comparable level of support as provided in 1994, it is not obligated to do so under the Bottle Contracts.

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

     The Cola Bottle Contracts are perpetual, except for the contract covering the U.S. Virgin Islands and the islands of Tortola and Grand Cayman, which has a term of five years, after which the Company may request an additional five-year extension, to be granted at the sole discretion of The Coca-Cola Company. All Cola Bottle Contracts are subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default with respect to each Cola Bottle Contract include: (i) production or sale of any cola product not authorized by The Coca-Cola Company; (ii) insolvency, bankruptcy, dissolution, receivership, or the like; (iii) any disposition by the Company of any voting securities of any bottling company without the consent of The Coca-Cola Company; and (iv) any material breach of any obligation of the Company under the Cola Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company. If any Cola Bottle Contract is terminated, The Coca-Cola Company has the right to terminate all other Cola Bottle Contracts held by the bottler which is a party to the terminated contract, as well as the Cola Bottle Contracts of any other entity which such bottler controls.

     In addition, each Cola Bottle Contract held by the Company provides that The Coca-Cola Company has the right to terminate that Cola Bottle Contract if a person or affiliated group (with specified exceptions) acquires or obtains any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 10% of any class or series of voting securities of the Company; however, The Coca-Cola Company has agreed with the Company that this provision will not apply with respect to the ownership of any class or series of voting securities of the Company, although it would apply to the voting securities of each bottling company subsidiary.

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

The Allied Bottle Contracts

     The Allied Bottle Contracts contain provisions that are similar to those of the Cola Bottle Contracts with respect to pricing, authorized containers, planning, quality control, transfer restrictions, and related matters, and grant similar exclusive rights with respect to the distribution of beverages of The Coca-Cola Company which are neither Coca-Cola Trademark Beverages nor, except for Hi-C fruit drinks, noncarbonated beverages (the "Allied Beverages") for sale in authorized containers in specified territories. Under the Allied Bottle Contracts, the Company likewise has advertising, marketing, and promotional obligations, but without restriction as to the marketing of competitive products as long as there is no manufacturing or handling of other products that would imitate, infringe upon, or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and the Company has a right, but not an obligation, under each of the Allied Bottle Contracts (except under the Allied Bottle Contracts for Hi-C fruit drinks and carbonated Minute Maid beverages) to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Bottle Contracts. The Allied Bottle Contracts each have a term of ten years and are renewable by the bottler for an additional ten years at the end of each term. The initial term for most of the Company's Allied Bottle Contracts will expire in 1996 and subsequent years. The Allied Bottle Contracts are subject to termination in the event of default by the Company. The Coca-Cola

Company may terminate an Allied Bottle Contract in the event of: (i) insolvency, bankruptcy, dissolution, receivership, or the like; (ii) termination of the Cola Bottle Contract of the Company by either party for any reason; or (iii) any material breach of any obligation of the Company under the Allied Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company.

Noncarbonated Beverage Agreements

     The Company purchases certain noncarbonated beverages such as isotonic, tea, and fruit drinks in finished form from The Coca-Cola Company, or its designees, pursuant to Marketing and Distribution Agreements ("Noncarbonated Beverage Agreements"). The Noncarbonated Beverage Agreements have some significant differences from the Cola Bottle Contracts.

     The Noncarbonated Beverage Agreements each have a term of ten years and are renewable by the Company for an additional ten years at the end of each term. The initial term for most of the Noncarbonated Beverage Agreements for PowerAde will expire in 2004. Unlike the Cola Bottle Contracts, which grant the Company exclusivity in the distribution of the covered beverages in the territory, the Noncarbonated Beverage Agreements permit The Coca-Cola Company to test market noncarbonated beverage products in the territory, subject to the Company's right of first refusal to do so, and to sell noncarbonated beverages to commissaries for delivery to retail outlets in the territory where noncarbonated beverages are consumed on premise, such as restaurants. The Coca-Cola Company shall pay the Company certain fees for lost volume, delivery, and taxes in the event of such commissary sales.

     The Coca-Cola Company, in its sole discretion, sets the pricing the Company must pay for noncarbonated beverages but has agreed, under certain circumstances, to give the Company the benefit of more favorable pricing if offered to other Coca-Cola bottlers. Under the Noncarbonated Beverage Agreements for PowerAde, the Company may not sell other isotonic beverages.

     In general, except as set forth above, the Noncarbonated Beverage Agreements contain provisions similar to those in the Bottle Contracts with respect to pricing, planning, quality control, marketing, and promotional obligations.

Post-Mix Marketing, Fountain Appointments, and Other Similar Arrangements

     The Company has in the past sold and delivered the post-mix products of The Coca-Cola Company pursuant to one-year post-mix distributorship appointments. In 1994, the Company sold and/or delivered such post-mix products in most of its major markets. Under the terms of the appointments, the Company is authorized to distribute such syrups to retailers for dispensing to consumers within the United States. The appointments are terminable by either party without cause upon ten days' written notice. Unlike the Bottle Contracts, there is no exclusive territory, and the Company faces competition not only from sellers of other post-mix syrups but from other sellers of post-mix syrups of The Coca-Cola Company (including The Coca-Cola Company). Depending on the market, the Company is involved in the sale, distribution, and marketing of post-mix syrups in differing degrees. In some markets, the Company sells syrup on its own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, the Company is responsible for marketing post-mix syrup to certain segments of the market. See "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola Company -- Agency Billing and Delivery Arrangements" in the Company's 1995 Proxy Statement, which information is incorporated by reference in Item 13 hereof.

Other Bottle Agreements

     The bottle agreements between the Company and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these bottling agreements have limited terms of appointment and, in most instances, prohibit the bottler from dealing in competitive products. Those agreements contain restrictions generally similar in effect to those in the Cola Bottle Contracts as to trade names, approved bottles, cans and labels, sale of imitations, and cause for termination.

INTERNATIONAL BOTTLER'S AGREEMENT

     CCB Nederland operates in the Netherlands under a Bottler's Agreement dated December 14, 1992 (the "International Bottler's Agreement") with The Coca-Cola Company; this agreement has some significant differences from the domestic Bottle Contracts.

     The International Bottler's Agreement expires September 30, 1998, unless terminated earlier as provided therein. If CCB Nederland has fully complied with the agreement during the initial term, is "capable of the continued promotion, development, and exploitation of the full potential of the business" and requests an extension of the agreement, an additional ten-year term may be granted at the sole discretion of The Coca-Cola Company. The Coca-Cola Company is given the right to terminate the International Bottler's Agreement before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of CCB Nederland or the occurrence of a default under the International Bottler's Agreement which is not remedied within 60 days of notice of the default being given by The Coca-Cola Company. The International Bottler's Agreement may be terminated by either party in the event foreign exchange is unavailable or local laws prevent performance.

     CCB Nederland has the exclusive right within the Netherlands to sell the beverages covered by the International Bottler's Agreement in refillable glass and PET bottles. The covered beverages include the Coca-Cola Trademark and Allied Beverages. The Coca-Cola Company has retained the rights to produce and sell, or authorize third parties to produce and sell, the beverages in any other manner or form, including cans, within the territory. CCB Nederland has been granted a nonexclusive authorization to purchase finished product in cans from The Coca-Cola Company or its designee and to distribute them within its territory. This authorization is granted in connection with the International Bottler's Agreement and expires on September 30, 1998, with a provision for an extension of five years at the discretion of The Coca-Cola Company. The Coca-Cola Company has granted CCB Nederland a nonexclusive authorization to package and sell post-mix and pre-mix beverages in the territory; this authorization is terminable by either party with 90 days' prior notice.

     CCB Nederland is prohibited from making sales of the beverages outside of its territory, or to anyone intending to resell the beverages outside the territory, without the consent of The Coca-Cola Company, except for sales arising out of an order from a customer in another member state of the European Union or for export to another such member state. The International Bottler's Agreement contemplates that there may be instances in which large or special buyers have operations transcending the boundaries of CCB Nederland's territories, and in furtherance of this, CCB Nederland and The Coca-Cola Company are cooperating in sales to such buyers.

     The Company believes that the International Bottler's Agreement is substantially similar to other agreements between The Coca-Cola Company and European bottlers of Coca-Cola Trademark and Allied Beverages.

     Similar to the Bottle Contracts under which the Company and its other subsidiaries operate, the International Bottler's Agreement provides that the sales of beverage base and other goods to CCB Nederland are at prices which are set from time to time by The Coca-Cola Company. The Company expects that net prices charged in 1995 by The Coca-Cola Company for syrup, concentrate, and other goods will increase approximately 4% over 1994 prices.

     The Coca-Cola Company has no commitment to provide marketing support under the International Bottler's Agreement, but it has done so in the past and has advised CCB Nederland that it intends to continue marketing support to CCB Nederland in 1995 at a similar level as provided in 1994.

COMPETITION

     The liquid nonalcoholic refreshment business is highly competitive. Soft drinks compete with coffee, water, milk, beer, wine, sports drinks, bottled waters, tea, and juices as well as with noncarbonated soft drinks, citrus and noncitrus fruit drinks and other beverages. Competitors in this business include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, and chain store and private label beverages. The Company estimates that in 1994 the products of The Coca-Cola Company represented approximately 34% of total food store soft drink sales in all domestic territories in which the Company operates, and that those of PepsiCo, Inc. represented approximately 30%. The Company also estimates that in each of its domestic territories, between 50% and 70% of food store soft drink sales are accounted for by the Company and its major competitor, which in most territories is the bottler of the soft drink products of PepsiCo, Inc.

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

     The introduction of new products has been another major competitive element in the liquid nonalcoholic refreshment industry. The Company expects The Coca-Cola Company to introduce an increasing number of new "alternative" beverages during 1995. These products include teas, fruit drinks, "natural" sodas, and bottled waters.

EMPLOYEES

     As of March 1, 1995, the Company had approximately 30,000 employees, about 850 of whom are in the Netherlands. The Company is a party to collective bargaining agreements covering approximately 26% of its employees. These collective bargaining agreements expire at various dates through 1996. The Company has no reason to believe that it will be unable to renegotiate any of these agreements on satisfactory terms. Management of the Company believes that the Company's relations with its employees are generally good.

GOVERNMENTAL REGULATION

     Anti-litter measures have been enacted in California, Connecticut, Delaware, Iowa, Massachusetts, Michigan, New York, Oregon, and the City of Columbia, Missouri, where some of the Company bottlers operate, prohibiting the sale of certain beverages, whether in refillable or nonrefillable containers, unless a deposit is charged by the retailer for the container. The retailer or redemption center refunds the deposit to the customer upon the return of the container. The containers are then returned to the bottler, which, in most jurisdictions, must pay the refund and, in certain others, must also pay a handling fee. In the past, similar legislation has been proposed but not adopted elsewhere, although the Company anticipates that additional states or local jurisdictions may enact such laws.

     Massachusetts requires the creation of a deposit transaction fund by bottlers and the payment to the state of balances in that fund that exceed three months of deposits received, net of deposits repaid to customers and interest earned. A portion of the Massachusetts law was held unconstitutional by the Massachusetts Supreme Judicial Court as it related to deposits escheated to the state prior to the effective date of the law. Michigan also has a statute, effective January 1, 1990, requiring bottlers to pay to the state unclaimed container deposits. In June 1994 the Michigan Court of Appeals upheld the constitutionality of the Michigan law. The Michigan Soft Drink Association has petitioned the Michigan Supreme Court to accept an appeal of the case, but under Michigan law, an appeal to the Michigan Supreme Court is discretionary with the court.

     Excise taxes on sales of soft drinks have been in place in various states for several years. The states in which the Company operates currently imposing such taxes are Arkansas, Louisiana, North Carolina, Tennessee, and Washington. The Ohio tax on soft drinks was overridden by popular referendum in 1994. In addition, three local jurisdictions in which the Company operates, Baltimore City and Montgomery County, Maryland and Honolulu, Hawaii, have imposed a special tax on nonrefillable soft drink containers. To the knowledge of management of the Company, no similar legislation has been enacted in any other markets served by the Company. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in nonrefillable containers as a means of encouraging the use of refillable containers. Management of the Company is unable to predict, however, whether such additional legislation will be adopted.

     The Company has taken actions to mitigate the adverse effects resulting from legislation concerning deposits, restrictive packaging, and escheat of unclaimed deposits which impose additional costs on the Company. The Company is unable to quantify the impact on current and future operations which may result from such legislation if enacted in the future, but any such legislation could be significant if widely enacted.

     The domestic production, distribution, and sale of many of the Company's products are subject to the Federal Food, Drug, and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various federal, state, and local environmental statutes and regulations; and various other federal, state, and local statutes regulating the production, packaging, sale, safety, advertising, labeling, and ingredients of such products.

     A California law, enacted in 1986 by ballot initiative, requires that any person who exposes another to a carcinogen or a reproductive toxicant must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. The Company has assessed the impact of the law and its implementing regulations on the Company's soft drink and other products and has concluded that none of the Company's products currently requires a warning under the law. The Company cannot predict whether or to what extent food industry efforts to minimize the law's impact on food products will succeed, nor can the Company predict what impact, either in terms of direct costs or diminished sales, imposition of the law may have.

     Substantially all of the facilities of the Company are subject to federal, state, and local provisions regulating above-ground and underground fuel storage tanks and the discharge of materials into the environment. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material effect upon the capital expenditures, net income, financial condition, or competitive position of the Company. The Company's beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal and state requirements. The Company has been named as a potentially responsible party in connection with certain landfill sites where the Company may have been a de minimis contributor. Under current law, the Company's liability for cleanup costs may be joint and several with other users of such sites, regardless of the extent of the Company's use in relation to other users. However, in the opinion of management of the Company, the potential liability of the Company in connection with such activity is not significant and will not have a material adverse effect on the financial condition or results of operations of the Company.

     Several underground fuel storage tanks used by the Company may be found to be in noncompliance with applicable federal and state requirements for the continued maintenance and use of such tanks. The Company has adopted a plan for the testing, removal, replacement, and repair, if necessary, of underground fuel storage tanks at Company bottlers and remediation of their sites, if necessary. The Company spent approximately $25 million pursuant to such plan in 1991, $8 million in 1992, $9 million in 1993 and $12 million in 1994. The Company estimates it will spend approximately $5 million in each of 1995 and 1996 pursuant to this plan. In the opinion of management of the Company, any liabilities associated with such underground fuel storage tanks will not have a material adverse effect on the financial condition or results of operations of the Company.

     The business of the Company, as the exclusive manufacturer and distributor of bottled and canned beverage products of The Coca-Cola Company and other manufacturers within specified geographic territories, is subject to federal and state antitrust laws of general applicability. Under the federal Soft Drink Interbrand Competition Act, the exercise and enforcement of an exclusive contractual right to manufacture, distribute, and sell a soft drink product in a geographic territory is presumptively lawful if the soft drink product is in substantial and effective interbrand competition with other products of the same class in the market. Management of the Company believes that there is such substantial and effective competition in each of the exclusive geographic territories in which the Company operates.

ITEM 2.  PROPERTIES

     The executive offices of the Company occupy approximately 28,000 square feet in an office building in Atlanta, Georgia leased from The Coca-Cola Company. See "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola Company -- Lease of Office Space" in the Company's 1995 Proxy Statement, which information is incorporated by reference in Item 13 hereof.

     The principal properties of the Company include production facilities, distribution facilities, administrative offices, and service centers. The Company operates 45 beverage production facilities, 17 of which are solely production facilities and 28 of which are combination production/distribution facilities, and also operates 223 principal distribution facilities. The Company owns 44 of its production facilities, owns 193 of its principal distribution facilities, and leases the others. In the aggregate, the Company's owned and leased facilities cover approximately 22 million square feet. Management of the Company believes that its production and distribution facilities are generally sufficient to meet present operating needs.

     Seventeen of the facilities owned by the Company are subject to liens to secure indebtedness in an aggregate principal amount of approximately $10 million at December 31, 1994. Excluding expenditures for bottler acquisitions, the Company's capital expenditures in 1994 were approximately $366 million.

     The Company also owns and operates approximately 24,000 vehicles of all types used in the sale, production, and distribution of its products. The Company also owns approximately 860,000 coolers, beverage dispensers, and vending machines.

ITEM 3.  LEGAL PROCEEDINGS

     Immediately prior to the acquisition of Johnston Coca-Cola by the Company in 1991, a derivative suit (i.e., one which is purportedly brought on behalf of the Company) was filed by Three Bridges Investment Group in the Chancery Court of the State of Delaware against The Coca-Cola Company, Johnston Coca-Cola, and the directors of the Company then in office. The suit is seeking, among other things, a declaration that it is a proper class action, an injunction or rescission of the acquisition of Johnston Coca-Cola, damages, costs, and attorneys' fees. The complaint alleged breaches of fiduciary duties on the part of The Coca-Cola Company and the directors, and asserted a claim against Johnston Coca-Cola for allegedly aiding and abetting the alleged wrongdoing. Johnston Coca-Cola has since been dismissed from the claim, and the remaining defendants have filed answers denying all substantive allegations. The suit is still in the process of discovery. Management of the Company believes this action to be without merit and is defending it vigorously.

     The Company and several of its bottling subsidiaries or divisions have been named as potentially responsible parties ("PRPs") at several federal "Superfund" sites. In 1992, the Florida Coca-Cola Bottling Company ("Florida CCBC") was named by the Environmental Protection Agency ("EPA") as a PRP at the Peak Oil site in Tampa, Florida, formerly the location of a refiner of used motor oil. Other PRPs have claimed that the amount of waste oil contributed by Florida CCBC was such that its ultimate liability for cleanup cost would be from $600,000 to $1.4 million. Florida CCBC has contested the amount of waste oil attributable to it, and it is not known whether Florida CCBC's ultimate liability, if any, will be material. In 1992, another PRP at the West Memphis Landfill site in West Memphis, Arkansas brought The Coca-Cola Bottling Company of Memphis, Tenn. ("CCBC Memphis") into the remediation proceedings as an additional PRP with respect to that site, which is alleged to have been used in the 1950s and 1960s as a dump site for the by-products from the reprocessing of used motor oil. The EPA is still investigating the site and has not issued an estimate for the cost of remediation, although the PRP naming CCBC Memphis has estimated the total cost to be as much as $45 million. The involvement of CCBC Memphis has not yet been determined; accordingly, CCBC Memphis does not yet know whether its liability, if any, would be material. In November 1994, the EPA notified the Coca-Cola Bottling Company of Northeast Arkansas ("CCBC NEARK"), a bottler acquired by the Company in December 1993, that it was also considered to be a PRP with respect to the West Memphis Landfill site. It is believed that CCBC NEARK had no connection with this site, and in any event the Company has the right of indemnification against the former owners of CCBC NEARK. In April 1994, the Company was notified by a PRP group at the Waste Disposal Engineering site in Andover, Minnesota, that one of its predecessor companies, Midwest Coca-Cola Bottling Company ("Midwest CCBC") could be a PRP at such site, a former landfill. The claim against the Company is approximately $100,000; however, if this site is a "qualified landfill" under Minnesota law, the entire cost of remediation may be paid by the state without contribution from any PRP. In November 1994, Florida CCBC received notice from a PRP group at the Petroleum Products Corporation site in Pembroke Park, Florida, that it could be a PRP at such site, the former location of a used oil recycling facility. Total cleanup for the site is believed to be as much as $40 million. The PRP group has stated that it is its intention to sue Florida CCBC and approximately 1,000 other PRPs to contribute to the remediation. However, Florida CCBC and the PRP group have entered into a tolling agreement with respect to the statute of limitations, the effect of which is to delay the filing of the suit until Florida CCBC has completed its investigation of its involvement, if any, with the site. In November 1994, Florida CCBC received notice from a PRP group at the Bay Drums site in Tampa, Florida, that it could be a PRP at such site, the former location of a drum recycling facility that operated from 1960 to 1984. Total cleanup for the site is believed to be as much as $20 million. Florida CCBC is currently in the process of investigating its connection, if any, with the site, and it is not known whether Florida CCBC's ultimate liability, if any, will be material. In January 1995, Florida CCBC received notice from a PRP group at the Taylor Road Landfill site in Tampa, Florida that it could be a PRP at such site. Florida CCBC believes that its only connection to this site is to have sent nonhazardous waste (scrap wooden shells) and has asked the PRP group for information as to why it has received such notice. The Company or its bottling subsidiaries have been named PRPs at eight other federal and five state "Superfund" sites where management of the Company has concluded either (i) that the Company will have no further liability because there was no responsibility for having deposited hazardous waste; (ii) that payments made to date would be sufficient to satisfy all liability; or (iii) that the Company's ultimate liability, if any, for such site would be less than $100,000.

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

ITEM 4(A).  EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is information as of March 5, 1995 regarding the executive officers of the Company:

                                                      PRINCIPAL OCCUPATION DURING
              NAME                 AGE                    THE PAST FIVE YEARS
- ---------------------------------  ---   -----------------------------------------------------
Summerfield K. Johnston, Jr. ....  62    Mr. Johnston has been the Vice Chairman of the Board
                                         and Chief Executive Officer of the Company since
                                         December 1991. From 1979 to December 1991, he served
                                         as Chairman of the Board and Chief Executive Officer
                                         of Johnston Coca-Cola and served as President of
                                         Johnston Coca-Cola prior to that time.
Henry A. Schimberg...............  62    Mr. Schimberg has been the President, Chief Operating
                                         Officer, and a director of the Company since December
                                         1991. From 1984 to December 1991, he served as
                                         President and Chief Operating Officer of Johnston
                                         Coca-Cola.
John R. Alm......................  49    Mr. Alm has been Senior Vice President and Chief
                                         Financial Officer of the Company since December 1991.
                                         From 1985 to December 1991, he served as Senior Vice
                                         President -- Finance and Administration of Johnston
                                         Coca-Cola.
Norman P. Findley................  50    Mr. Findley has been Vice President, Domestic and
                                         International Marketing of the Company since July
                                         1993. From 1989 to July 1993, he served as Vice
                                         President, Marketing of the Company. From 1987 to
                                         1989, he served as Vice President and Account Manager
                                         of the Coca-Cola USA division of The Coca-Cola
                                         Company.
Robert F. Gray...................  47    Mr. Gray has been Vice President, Information Systems
                                         of the Company since February 1992. Mr. Gray was a
                                         partner with KPMG Peat Marwick (accounting firm) from
                                         1984 to 1992.
John C. Heinrich.................  53    Mr. Heinrich has been Vice President, Operations of
                                         the Company since February 1992. He was the Vice
                                         President for Operations of Johnston Coca-Cola from
                                         1988 to 1991, and served as Vice President,
                                         Operations from 1985 to 1988 of the Central States
                                         Coca-Cola Bottling Company division of Johnston
                                         Coca-Cola.

                                                      PRINCIPAL OCCUPATION DURING
              NAME                 AGE                    THE PAST FIVE YEARS
- ---------------------------------  ---   -----------------------------------------------------
Summerfield K. Johnston III......  41    Mr. Johnston has been Vice President, Regional
                                         Operations of the Company since July 1993. He was
                                         Vice President and General Manager, West Central
                                         Region from December 1992 to July 1993 and served as
                                         Vice President, Human Resources of the Company from
                                         February 1992 to December 1992. From 1987 to 1991,
                                         Mr. Johnston served as Executive Vice President and
                                         General Manager of the Midwest Coca-Cola Bottling
                                         Company division of Johnston Coca-Cola.
Jarratt H. Jones.................  41    Mr. Jones has been Vice President, Human Resources of
                                         the Company since October 1993. Mr. Jones was a
                                         General Manager for International Business Machines
                                         Corporation from 1989 to 1993.
Lowry F. Kline...................  54    Mr. Kline has been General Counsel of the Company
                                         since December 1991. He has been a partner in the law
                                         firm of Miller & Martin, Chattanooga, Tennessee,
                                         since 1970.
Vicki G. Roman...................  41    Ms. Roman has been Vice President and Treasurer of
                                         the Company since December 1993. She was Treasurer of
                                         the Company from February 1992 to December 1993 and
                                         was an Assistant Treasurer of the Company from 1986
                                         to February 1992.
Philip H. Sanford................  41    Mr. Sanford has been Vice President, Finance and
                                         Administration of the Company since February 1993. He
                                         had been Vice President and Executive Assistant to
                                         the Chief Executive Officer of the Company since
                                         February 1992. From 1985 to 1991, he was Senior Vice
                                         President and Treasurer of Johnston Coca-Cola.
Gary P. Schroeder................  49    Mr. Schroeder has been Vice President, Regional
                                         Operations of the Company since December 1994. He was
                                         Regional Vice President, General Manager of the
                                         Southwest Region from January 1992 to December 1994
                                         and served as Division General Manager of the
                                         Cincinnati Division of Johnston Coca-Cola from 1988
                                         to 1992.
G. David Van Houten, Jr. ........  45    Mr. Van Houten has been Vice President, Regional
                                         Operations of the Company since July 1993. He was
                                         Regional Vice President and General Manager, Texas
                                         Region from 1992 to 1993 and served as Area Vice
                                         President, Texas Area from 1989 to 1991.

                                                      PRINCIPAL OCCUPATION DURING
              NAME                 AGE                    THE PAST FIVE YEARS
- ---------------------------------  ---   -----------------------------------------------------
Bernice H. Winter................  46    Ms. Winter has been Vice President and Controller of
                                         the Company since December 1993 and principal
                                         accounting officer since April 1994. She was Vice
                                         President, European Community Group of Coca-Cola
                                         International from 1991 to December 1993 and was
                                         President of the Coca-Cola Financial Corporation from
                                         1988 to 1991.

     Summerfield K. Johnston, Jr. is the father of Summerfield K. Johnston III.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  LISTED AND TRADED:  New York Stock Exchange

                     TRADED:  Boston, Cincinnati, Midwest,
                      Pacific, and Philadelphia Exchanges

       Share owners of common stock of record as of March 3, 1995: 8,943

                                  STOCK PRICES

- --------------------------------------------------------------------------------------------
1994                                                                    HIGH            LOW
- --------------------------------------------------------------------------------------------
Fourth Quarter                                                          19 1/2          16 3/8
Third Quarter                                                           18 3/8          16
Second Quarter                                                          18 7/8          15 1/2
First Quarter                                                           19 1/4          14

- --------------------------------------------------------------------------------------------
1993                                                                    HIGH            LOW
- --------------------------------------------------------------------------------------------
Fourth Quarter                                                          15 5/8          13 1/2
Third Quarter                                                           15 5/8          13 3/4
Second Quarter                                                          15 7/8          12 3/4
First Quarter                                                           15 3/4          11 3/4
- --------------------------------------------------------------------------------------------

                                   DIVIDENDS

     Quarterly dividends in the amount of $0.0125 per share were paid during the fiscal years 1993 and 1994.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" for the years 1986 through 1994, on pages 46 and 47 of the Company's Annual Report to Share Owners for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Financial Review" on pages 18 through 29 of the Company's Annual Report to Share Owners for the year ended December 31, 1994, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and its subsidiaries are incorporated herein by reference to the Company's Annual Report to Share Owners for the year ended December 31, 1994, at the pages indicated:

        Consolidated Statements of Operations -- Years ended December 31, 1994, 1993 and 1992 (page 21)

        Consolidated Statements of Cash Flows -- Years ended December 31, 1994, 1993 and 1992 (page 23)

        Consolidated Balance Sheets -- December 31, 1994 and 1993 (page 25)

        Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1994, 1993 and 1992 (page 26)

        Notes to Consolidated Financial Statements (pages 30-43)

        Report of Independent Auditors (page 45)

     "Quarterly Financial Data," on page 43 of the Company's Annual Report to Share Owners for the year ended December 31, 1994, is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company is set forth under the captions "Election of Directors -- Nominees" and "Election of Directors -- Information Concerning Directors" on page 3 and on pages 4 through 6, respectively, of the Company's 1995 Proxy Statement. Such information is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth at Item 4(A) of this report under the caption "Executive Officers of the Company." Information regarding compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company's executive officers and directors, persons who own more than ten percent of the Company's common stock and their affiliates who are required to comply with such reporting requirements is set forth in "Election of Directors -- Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 10 of the Company's 1995 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the captions "Election of Directors -- Compensation of Directors" and "Election of Directors -- Executive Compensation" on pages 7 and 8 and pages 12 through 21, respectively, of the Company's 1995 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the Company's common stock by certain persons is set forth under the captions "Voting -- Principal Share Owners" and "Election of Directors -- Security Ownership of Directors and Officers" on pages 2 and 3 and pages 8 through 10, respectively, of the Company's 1995 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions between the Company, The Coca-Cola Company and their affiliates and certain other persons is set forth under the caption "Election of Directors -- Certain Relationships and Related Transactions" on pages 22 through 26 of the 1995 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) Financial Statements. The following consolidated financial statements of the Company and subsidiaries, included in the Company's Annual Report to Share Owners for the year ended December 31, 1994, are incorporated by reference in Part II, Item 8 of this report:

     Consolidated Statements of Operations -- Years ended December 31, 1994, 1993 and 1992.

     Consolidated Statements of Cash Flows -- Years ended December 31, 1994, 1993 and 1992.

     Consolidated Balance Sheets -- December 31, 1994 and 1993.

     Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1994, 1993 and 1992.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

     (2) Financial Statement Schedules. The following financial statement schedule of the Company and its subsidiaries is included in this report on the page indicated:

                                                                                    PAGE
                                                                                    ----
    Report of Independent Auditors................................................  F-2
    Schedule II -- Valuation and Qualifying Accounts for the fiscal years ended
                   December 31, 1994, 1993 and 1992...............................  F-3

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

     (3) Exhibits.

                                                           INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                         (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                  REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                    DESCRIPTION                      EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
- ------      ----------------------------------------    -----------------------------------------------
  3.1    -- Restated Certificate of Incorporation of    Exhibit 28.2 to the Company's Quarterly
            Coca-Cola Enterprises, as amended on        Report on Form 10-Q as filed May 11,
            April 15, 1992.                             1992.
  3.2    -- Bylaws of Coca-Cola Enterprises, as         Exhibit 3.2 to the Company's Annual
            amended through February 18, 1992.          Report on Form 10-K for the fiscal year
                                                        ended December 31, 1991.

                                                          INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                         (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                  REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                    DESCRIPTION                      EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
- ------      ----------------------------------------    -----------------------------------------------
  4.1    -- Indenture dated as of July 30, 1991,        Exhibit 4.1 to the Company's Current
            together with the First Supplemental        Report on Form 8-K (Date of Report: July
            Indenture thereto dated January 29,         30, 1991); Exhibit 4.01 to the Company's
            1992, between Coca-Cola Enterprises and     Current Report on Form 8-K (Date of
            Manufacturers Hanover Trust Company, as     Report: January 29, 1992); Exhibit 4.02
            Trustee, with regard to certain             to the Company's Current Report on Form
            unsecured and unfunded debt securities      8-K (Date of Report: January 29, 1992);
            of Coca-Cola Enterprises, and forms of      Exhibit 4.01 to the Company's Current
            notes and debentures issued thereunder.     Report on Form 8-K (Date of Report:
                                                        September 8, 1992); Exhibits 4.01 and
                                                        4.02 to the Company's Current Report on
                                                        Form 8-K (Date of Report: November 12,
                                                        1992); Exhibit 4.01 to the Company's
                                                        Current Report on Form 8-K (Date of
                                                        Report: January 4, 1993); Exhibit 4.02
                                                        to the Company's Current Report on Form
                                                        8-K (Date of Report: September 15,
                                                        1993).

  4.2    -- Medium-Term Notes Issuing and Paying        Filed herewith.
            Agency Agreement dated as of October 24,
            1994, between Coca-Cola Enterprises and
            Chemical Bank, as issuing and paying
            agent, including as Exhibit B thereto
            the form of Medium-Term Note issuable
            thereunder.

  4.3    -- Indenture dated as of November 15, 1989     Exhibit 4.01 to the Company's Current
            between Coca-Cola Enterprises and           Report on Form 8-K (Date of Report:
            Bankers Trust Company, as Trustee, with     December 12, 1989); Exhibit 4.4(a) to
            regard to certain unsecured and             the Company's Annual Report on Form 10-K
            unsubordinated debt securities of           for the fiscal year ended December 29,
            Coca-Cola Enterprises, and forms of         1989; Exhibit 4.4(b) to the Company's
            Fixed Rate Medium Term Note and Floating    Annual Report on Form 10-K for the
            Rate Medium Term Note, each issuable        fiscal year ended December 29, 1989.
            commencing December 18, 1989 pursuant to
            the above-referenced Indenture.

                                                           INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                         (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                  REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                  DESCRIPTION                        EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
- ------      ----------------------------------------    -----------------------------------------------
  4.4    -- Credit Agreement dated as of December 7,    Filed herewith.
            1994 among Coca-Cola Enterprises; Bank
            of America National Trust and Savings
            Association; Citibank, N.A.; The First
            National Bank of Chicago; NationsBank of
            Texas, National Association; Union Bank
            of Switzerland, New York Branch; Texas
            Commerce Bank National Association;
            Trust Company Bank; Wachovia Bank of
            Georgia, N.A.; Canadian Imperial Bank of
            Commerce; Toronto Dominion (Texas),
            Inc.; Swiss Bank Corporation, New York
            Branch and Cayman Islands Branch; Mellon
            Bank, N.A.; The Northern Trust Company;
            ABN AMRO Bank, N.V., Atlanta Agency.
            Certain instruments which define the rights of holders of long-term debt of the
            Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the Company and its subsidiaries. The Company and its subsidiaries hereby agree to furnish a copy of each such instrument to the
            Commission upon request.
 10.1    -- 1986 Stock Option Plan of Coca-Cola         Exhibit 10.1 to the Company's Annual
            Enterprises, as amended through February    Report on Form 10-K for the fiscal year
            12, 1991.*                                  ended December 31, 1991.
 10.2    -- Form of Stock Option Agreement between      Exhibit 10.5 to the Company's
            Coca-Cola Enterprises and certain of its    Registration Statement on Form S-1, No.
            officers.*                                  33-9447.
 10.3    -- Coca-Cola Enterprises 1991 Stock Option     Exhibit 10.11 to the Company's Annual
            Plan, as amended and restated through       Report on Form 10-K for the fiscal year
            February 18, 1992.*                         ended December 31, 1992.
 10.4    -- Coca-Cola Enterprises 1994 Stock Option     Exhibit 4.3 to the Company's
            Plan.*                                      Registration Statement on Form S-8, No.
                                                        33-53221.
 10.5    -- Coca-Cola Enterprises 1992 Restricted       Exhibit 4.3 to the Company's
            Stock Award Plan (as amended and            Registration Statement on Form S-8, No.
            restated effective February 7, 1994).*      33-53219.
 10.6    -- 1992 and 1993 Long-Term Incentive Plan      Filed herewith.
            of Coca-Cola Enterprises, as amended.*
 10.7    -- Coca-Cola Enterprises 1994-1996 Long-       Filed herewith.
            Term Incentive Plan.*
 10.8    -- Coca-Cola Enterprises 1994 Executive        Filed herewith.
            Management Incentive Plan (Effective
            January 1, 1994).*
 10.9    -- 1991 Amendment and Restatement of the       Filed herewith.
            Coca-Cola Enterprises Supplemental
            Retirement Plan, as amended effective
            July 1, 1993.*

                                                           INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                         (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                     REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                                                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
NUMBER                    DESCRIPTION
- ------      ----------------------------------------    -----------------------------------------------
 10.10   -- Form of Stock Option Agreements between     Exhibit 10.36 to the Company's
            Coca-Cola Enterprises and certain of its    Registration Statement on Form S-1, No.
            directors.*                                 33-9447.
 10.11   -- Coca-Cola Enterprises 1988 Stock            Exhibit 10.10 to the Company's Annual
            Appreciation Rights Plan, as amended        Report on Form 10-K for the fiscal year
            through February 12, 1991.*                 ended December 31, 1991.
 10.12   -- Coca-Cola Enterprises Officer Severance     Exhibit 10.12 to the Company's Annual
            Plan.*                                      Report on Form 10-K for the fiscal year
                                                        ended December 31, 1991.
 10.13   -- Amended and Restated Deferred               Exhibit 10.16 to the Company's Annual
            Compensation Agreement between Johnston     Report on Form 10-K for the fiscal year
            Coca-Cola Bottling Group and Henry A.       ended December 31, 1993.
            Schimberg dated December 16, 1991, as
            amended.*
 10.14   -- 1993 Amendment and Restatement of           Exhibit 10.17 to the Company's Annual
            Deferred Compensation Agreement between     Report on Form 10-K for the fiscal year
            Johnston Coca-Cola Bottling Group and       ended December 31, 1993.
            John R. Alm as of April 30, 1993.*
 10.15   -- Retirement Plan for the Board of            Exhibit 10.33 to the Company's Annual
            Directors of Coca-Cola Enterprises,         Report on Form 10-K for the fiscal year
            effective April 11, 1991.*                  ended December 31, 1991.
 10.16   -- Deferred Compensation Plan for Non-         Filed herewith.
            Employee Director Compensation, as
            amended and restated effective April 1,
            1994.*
 10.17   -- Tax Sharing Agreement dated November 12,    Exhibit 10.1 to the Company's
            1986 between Coca-Cola Enterprises and      Registration Statement on Form S-1, No.
            The Coca-Cola Company.                      33-9447.
 10.18   -- Registration Rights Agreement dated         Exhibit 10.3 to the Company's
            November 12, 1986 between Coca-Cola         Registration Statement of Form S-1, No.
            Enterprises and The Coca-Cola Company.      33-9447.
 10.19   -- Registration Rights Agreement dated as      Exhibit 10 to the Company's Current
            of December 17, 1991 among Coca-Cola        Report on Form 8-K (Date of Report:
            Enterprises, The Coca-Cola Company and      December 18, 1991).
            the share owners of Johnston Coca-Cola
            Bottling Group named therein.
 10.20   -- Registration Rights Agreement dated as      Exhibit 10.25 to the Company's Annual
            of December 15, 1993 among Coca-Cola        Report on Form 10-K for the fiscal year
            Enterprises, The Coca-Cola Company and      ended December 31, 1993.
            the share owners of the Coca-Cola
            Bottling Company of Northeast Arkansas,
            Inc.

                                                          INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                         (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                    REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                    DESCRIPTION                    EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
- ------      ----------------------------------------    ----------------------------------------------
 10.21   -- Form of Bottle Contract, as amended.        Exhibit 10.24 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended December 10, 1988.
 10.22   -- Letter Agreement dated March 15, 1989       Exhibit 10.23 to the Company's Annual
            between Coca-Cola Enterprises and The       Report on Form 10-K for the fiscal year
            Coca-Cola Company with respect to the       ended December 31, 1991.
            Bottle Contracts, as amended by letter
            agreement dated December 18, 1991.
 10.23   -- Form of Tolling Agreement between The       Exhibit 10.41 to the Company's Annual
            Coca-Cola Company and various Company       Report on Form 10-K for the fiscal year
            bottlers.                                   ended January 2, 1987.
 10.24   -- Sweetener Sales Agreement -- Bottler        Exhibit 10.30 to the Company's Annual
            between The Coca-Cola Company and           Report on Form 10-K for the fiscal year
            various Company bottlers.                   ended December 31, 1992.
 10.25   -- Second Lease Amendment to Lease             Filed herewith.
            Agreement dated July 1, 1987 by and
            between The Coca-Cola Company and
            Coca-Cola Enterprises, as Tenant, as
            previously amended June 19, 1992.
 10.26   -- Share Repurchase Agreement dated January    Exhibit 10.44 to the Company's Annual
            1, 1991 between The Coca-Cola Company       Report on Form 10-K for the fiscal year
            and Coca-Cola Enterprises.                  ended December 28, 1990.
 11      -- Statement re computation of per share       Filed herewith.
            earnings.
 12      -- Statement re computation of ratios.         Filed herewith.
 13      -- 1994 Annual Report to Share Owners.         Filed herewith.
            (Pages 18-43, 45-47)
 21      -- Subsidiaries of the Registrant.             Filed herewith.
 23      -- Consent of Independent Auditors.            Filed herewith.
 24      -- Powers of Attorney.                         Filed herewith.
 27      -- Financial Data Schedule.                    Filed herewith.

- ---------------

* Management contracts and compensatory plans as arrangements required to be filed as an exhibit to this form pursuant to Item 14(c).

(B) REPORTS ON FORM 8-K.

     On November 4, 1994, the Company filed a Current Report on Form 8-K, the date of which report was October 18, 1994, regarding the Company's financial results for the third quarter and the first nine months of 1994.

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

                                          By:   /s/  S. K. JOHNSTON, JR.
                                            ------------------------------------
                                                    S. K. Johnston, Jr.
                                             Vice Chairman and Chief Executive
                                                           Officer

Date: March 15, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                    DATE
- ---------------------------------------------  -----------------------------  ----------------


       /s/  S. K. JOHNSTON, JR.                Vice Chairman, Chief             March 15, 1995
- ---------------------------------------------    Executive
            (S. K. Johnston, Jr.)                Officer and a Director
                                                 (principal executive
                                                 officer)

          /s/ JOHN R. ALM                      Senior Vice President and        March 15, 1995
- ---------------------------------------------    Chief Financial Officer
              (John R. Alm)                      (principal financial
                                                 officer)

       /s/   BERNICE H. WINTER                 Vice President and Controller    March 15, 1995
- ---------------------------------------------    (principal accounting
             (Bernice H. Winter)                 officer)

                          *                    Chairman of the Board of         March 15, 1995
- ---------------------------------------------    Directors
            (M. Douglas Ivester)

                          *                    President, Chief Operating       March 15, 1995
- ---------------------------------------------    Officer and a Director
            (Henry A. Schimberg)

                          *                    Director                         March 15, 1995
- ---------------------------------------------
             (Howard G. Buffett)

                          *                    Director                         March 15, 1995
- ---------------------------------------------
             (John L. Clendenin)

                          *                    Director                         March 15, 1995
- ---------------------------------------------
             (Johnnetta B. Cole)

                          *                    Director                         March 15, 1995
- ---------------------------------------------
           (T. Marshall Hahn, Jr.)

                  SIGNATURE                                TITLE                    DATE
- ---------------------------------------------  -----------------------------  ----------------

                          *                    Director                         March 15, 1995
- ---------------------------------------------
              (Claus M. Halle)

                          *                    Director                         March 15, 1995
- ---------------------------------------------
             (L. Phillip Humann)

                          *                    Director                         March 15, 1995
- ---------------------------------------------
             (E. Neville Isdell)

                          *                    Director                         March 15, 1995
- ---------------------------------------------
               (John E. Jacob)

                          *                    Director                         March 15, 1995
- ---------------------------------------------
             (Robert A. Keller)

                          *                    Director                         March 15, 1995
- ---------------------------------------------
          (Scott L. Probasco, Jr.)

                          *                    Director                         March 15, 1995
- ---------------------------------------------
           (Francis A. Tarkenton)

        *By: /s/      LOWRY F. KLINE
- ---------------------------------------------
                  Lowry F. Kline
                 Attorney-in-Fact

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors........................................................  F-2
Schedule II -- Valuation and Qualifying Accounts for the fiscal years ended December
               31, 1994, 1993 and 1992................................................  F-3

                           COCA-COLA ENTERPRISES INC.
               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Coca-Cola Enterprises Inc.

     We have audited the consolidated financial statements of Coca-Cola Enterprises Inc. listed in Part IV, Item 14 (a)(1). Our audits also included the financial statement schedule listed in Part IV, Item 14 (a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in the notes to consolidated financial statements, in 1992 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

                                                  /s/  ERNST & YOUNG LLP

Atlanta, Georgia
January 30, 1995

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           COCA-COLA ENTERPRISES INC.

              COL. A                  COL. B                COL. C                    COL. D         COL. E
- ----------------------------------  ----------   -----------------------------     ------------     ---------
                                                           ADDITIONS
                                                 -----------------------------
                                    BALANCE AT   CHARGED TO      CHARGED TO                          BALANCE
                                    BEGINNING    COSTS AND    OTHER ACCOUNTS--     DEDUCTIONS --    AT END OF
           DESCRIPTION              OF PERIOD     EXPENSES        DESCRIBE           DESCRIBE        PERIOD
- ----------------------------------  ----------   ----------   ----------------     ------------     ---------
                                                         (IN MILLIONS)
FISCAL YEAR ENDED:
  DECEMBER 31, 1994
    Allowance for losses on trade
      accounts....................     $ 33         $ 11            $ --               $ 10(b)        $  34
    Valuation allowance for
      deferred tax assets.........      105            7              --                 --             112
  DECEMBER 31, 1993
    Allowance for losses on trade
      accounts....................     $ 31         $ 13            $  5(a)            $ 16(b)        $  33
    Valuation allowance for
      deferred tax assets.........       86           19              --                 --             105
  DECEMBER 31, 1992
    Allowance for losses on trade
      accounts....................     $ 22         $ 13            $  4(a)            $  8(b)        $  31
    Valuation allowance for
      deferred tax assets.........       --            9              77(c)              --              86

- ---------------

(a) Principally represents allowances for losses on trade accounts of acquired companies at date of acquisition and recoveries of amounts previously charged off.
(b) Charge off of uncollectible accounts.
(c) Adoption of FAS 109 as of January 1, 1992.