Form 10-Q
period 1995-03-31
COCA COLA ENTERPRISES INC
filed 1995-05-12
CIK 804055

===========================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   ---------
                                   Form 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended March 31, 1995

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

  129,677,114 Shares of $1 Par Value Common Stock as of May 5, 1995


===========================================================================

                          COCA-COLA ENTERPRISES INC.

                         QUARTERLY REPORT ON FORM 10-Q

                       FOR QUARTER ENDED MARCH 31, 1995



                                     INDEX

                                                                 Page
                                                                 ----
Part I - Item 1. Financial Statements

     Condensed Consolidated Statements of Operations
        for the Quarters ended March 31, 1995 and
        April 1, 1994 . . . . . . . . . . . . . . . . . . . .      1

     Condensed Consolidated Balance Sheets as of
        March 31, 1995 and December 31, 1994. . . . . . . . .      2

     Condensed Consolidated Statements of Cash Flows
        for the Quarters ended March 31, 1995 and
        April 1, 1994 . . . . . . . . . . . . . . . . . . . .      4

     Notes to Condensed Consolidated Financial Statements . .      5

Part I - Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . .      9

Part II - Item 4. Submission of Matters to a Vote of
     Security Holders . . . . . . . . . . . . . . . . . . . .     16

Part II - Item 6. Exhibits and Reports on Form 8-K. . . . . .     17

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .     18

Part I.  Financial Information
- ------------------------------
Item 1.  Financial Statements (unaudited)
- -----------------------------------------

                          COCA-COLA ENTERPRISES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited; in millions except per share data)


                                                       Quarter ended
                                                   ----------------------
                                                   March 31,     April 1,
                                                     1995          1994
                                                   --------      --------
Net Operating Revenues. . . . . . . . . . . . .    $ 1,462       $ 1,320
Cost of sales . . . . . . . . . . . . . . . . .        901           799
                                                   -------       -------
Gross Profit. . . . . . . . . . . . . . . . . .        561           521
Selling, general and administrative expenses. .        485           452
                                                   -------       -------

Operating Income. . . . . . . . . . . . . . . .         76            69
Interest expense, net . . . . . . . . . . . . .         80            80
Other nonoperating deductions, net. . . . . . .          -             2
Gain from sale of bottling operations . . . . .          9             -
                                                   -------       -------
Income (Loss) Before Income Taxes . . . . . . . .        5           (13)
Income tax expense (benefit). . . . . . . . . .          2            (7)
                                                   -------       -------
Net Income (Loss) . . . . . . . . . . . . . . .          3            (6)
Preferred stock dividend requirements . . . . .          1             1
                                                   -------       -------
Net Income (Loss) Applicable to Common
  Share Owners. . . . . . . . . . . . . . . . .    $     2       $    (7)
                                                   =======       =======

Average Common Shares Outstanding . . . . . . .        129           129
                                                   =======       =======
Net Income (Loss) Per Common Share  . . . . . .    $  0.02       $ (0.06)
                                                   =======       =======
Dividends Per Common Share. . . . . . . . . . .    $0.0125       $0.0125
                                                   =======       =======

See Notes to Condensed Consolidated Financial Statements.

                          COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In millions except share data)


                                                    March 31,   December 31,
               ASSETS                                 1995          1994
                                                   ----------   ------------
                                                   (Unaudited)
CURRENT
  Cash and cash equivalents . . . . . . . . .       $   13        $   22
  Trade accounts receivable, less allowances
    of $35 and $34, respectively. . . . . . .          469           467
  Inventories:
    Finished goods. . . . . . . . . . . . . .          174           170
    Raw materials . . . . . . . . . . . . . .           55            41
    Other . . . . . . . . . . . . . . . . . .           26            25
                                                    ------        ------
                                                       255           236
  Prepaid expenses and other assets . . . . .           84            85
                                                    ------        ------
  Total Current Assets. . . . . . . . . . . .          821           810

PROPERTY, PLANT AND EQUIPMENT
  Land. . . . . . . . . . . . . . . . . . . .          186           170
  Buildings and improvements. . . . . . . . .          674           661
  Machinery and equipment . . . . . . . . . .        2,474         2,390
                                                    ------        ------
                                                     3,334         3,221
  Less allowances for depreciation. . . . . .        1,403         1,352
                                                    ------        ------
                                                     1,931         1,869
  Construction in progress. . . . . . . . . .          132            94
                                                    ------        ------
                                                     2,063         1,963

FRANCHISE AND OTHER NONCURRENT ASSETS . . . .        6,157         5,965
                                                    ------        ------

                                                    $9,041        $8,738
                                                    ======        ======




See Notes to Condensed Consolidated Financial Statements.

                          COCA-COLA ENTERPRISES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In millions except share data)


                                                  March 31,     December 31,
     LIABILITIES AND SHARE-OWNERS' EQUITY           1995            1994
                                                 -----------    ------------
                                                 (Unaudited)
CURRENT
  Accounts payable and accrued expenses . . .       $  761        $  798
  Current maturities of long-term debt. . . .          302           291
                                                    ------        ------
  Total Current Liabilities . . . . . . . . .        1,063         1,089

LONG-TERM DEBT. . . . . . . . . . . . . . . .        4,097         3,896

DEFERRED INCOME TAXES . . . . . . . . . . . .        1,969         1,884

OTHER LONG-TERM OBLIGATIONS . . . . . . . . .          547           530

SHARE-OWNERS' EQUITY
  Preferred stock, $35 stated value;
    Authorized and issued - 1,000,000 shares.           29            29
  Common stock, $1 par value; Authorized -
    500,000,000 shares; Issued - 144,090,580
    and 143,841,182 shares, respectively. . .          144           144
  Paid-in capital . . . . . . . . . . . . . .        1,306         1,301
  Reinvested earnings . . . . . . . . . . . .           71            70
  Cumulative translation adjustment . . . . .           51            21
  Common stock in treasury, at cost
    (15,150,298 and 14,636,598 shares,
    respectively) . . . . . . . . . . . . . .         (236)         (226)
                                                    ------        ------
                                                     1,365         1,339
                                                    ------        ------

                                                    $9,041        $8,738
                                                    ======        ======

                          COCA-COLA ENTERPRISES INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited; in millions)

                                                       Quarter ended
                                                   ----------------------
                                                   March 31,     April 1,
                                                     1995          1994
                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . .    $   3         $  (6)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation. . . . . . . . . . . . . . . .        76            69
    Amortization. . . . . . . . . . . . . . . .        45            43
    Deferred income taxes . . . . . . . . . . .        (4)           (7)
    Gain from sale of bottling operations . . .        (9)            -
    Net changes in current assets and
      current liabilities . . . . . . . . . . .       (46)          (25)
    Other nonoperating cash flows . . . . . . .        (1)            4
                                                    -----         -----
Net cash provided by operating activities . . .        64            78

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures. . . . . . . . . . . . . .      (134)          (64)
Proceeds from the sale of fixed assets. . . . .         3             6
Acquisitions of and investments in businesses .      (148)           (6)
Proceeds from the sale of bottling operations .        17             -
Other investing activities. . . . . . . . . . .         6             -
                                                    -----         -----
Net cash used in investing activities . . . . .      (256)          (64)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of debt. . . . . . .       200           238
Payments on debt. . . . . . . . . . . . . . . .        (6)         (261)
Dividends on common stock . . . . . . . . . . .        (2)           (2)
Proceeds from the issuance of common stock. . .         4             8
Purchases of treasury stock . . . . . . . . . .        (9)            -
Other financing activities. . . . . . . . . . .        (4)           (7)
                                                    -----         -----
Net cash provided by (used in) financing
  activities. . . . . . . . . . . . . . . . . .       183           (24)
                                                    -----         -----
NET DECREASE IN CASH AND CASH EQUIVALENTS . . .        (9)          (10)
  Cash and cash equivalents at beginning
    of period . . . . . . . . . . . . . . . . .        22            11
                                                    -----         -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . .     $  13         $   1
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

For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. annual report on Form 10-K for the year ended December 31, 1994.

Note B - Seasonality of Business
- --------------------------------
Operating results for the quarter ended March 31, 1995 are not indicative of the results that may be expected for the year ended December 31, 1995, primarily due to the seasonality of the Company's business. Unit sales of the Company's products are greater in the second and third quarters due to seasonal factors.

Note C - Acquisitions
- ---------------------
On January 27, 1995, the Company acquired all the issued and outstanding shares of stock of the Wichita Coca-Cola Bottling Company ("Wichita") for $150 million in cash. Also, on January 1, 1995, the Company sold its 50% ownership interest in The Coca-Cola Bottling Company of the Mid South ("Mid South") for $17 million, resulting in a $9 million pre-tax gain ($0.04 per common share).

                            COCA-COLA ENTERPRISES INC.

                                  (Unaudited)


Note D - Long-Term Debt
- -----------------------
Long-term debt including current maturities consists of the following (in millions):
                                                 March 31,     December 31,
                                                   1995            1994
                                                 --------      ------------
     Commercial Paper . . . . . . . . . . . . .   $1,016         $  828
     8.35% Notes, due 1995. . . . . . . . . . .      250            250
     6.50% Notes, due 1997. . . . . . . . . . .      300            300
     7.00% Notes, due 1999. . . . . . . . . . .      200            200
     7.875% Notes, due 2002 . . . . . . . . . .      500            500
     8.00% Notes, due 2005. . . . . . . . . . .      250            250
     8.50% Debentures, due 2012 . . . . . . . .      250            250
     8.75% Debentures, due 2017 . . . . . . . .      154            154
     8.00% and 8.50% Debentures, due 2022 . . .    1,000          1,000
     6.75% Debentures, due 2023 . . . . . . . .      250            250
     Other long-term obligations. . . . . . . .      229            205
                                                  ------         ------
                                                  $4,399         $4,187
                                                  ======         ======
Maturities of long-term debt for the five twelve-month periods subsequent to March 31, 1995 are as follows: 1996 - $302 million; 1997 - $31 million; 1998 - $311 million; 1999 - $11 million; and 2000 - $1,220 million.

The Company's commercial paper program is supported by a revolving bank credit agreement maturing in December 1999 and two short-term credit facilities aggregating $1,200 million. An aggregate $1,016 million of commercial paper supported by these agreements was outstanding at March 31, 1995. The weighted average interest rate of borrowings under the commercial paper program at March 31, 1995 was 6.3% per annum.

                          COCA-COLA ENTERPRISES INC.

                                 (Unaudited)


Note E - Income Taxes
- ---------------------
The Company's effective tax rates for the first quarters of 1995 and 1994 were 44% and 48%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                     Quarter ended
                                                 ----------------------
                                                 March 31,     April 1,
                                                   1995          1994
                                                 --------      --------
  Statutory expense (benefit) - 35% . . . . . .    $  2          $ (5)
  State expense - net of federal. . . . . . . .       -            (1)
  State net operating loss benefits - net
    of federal. . . . . . . . . . . . . . . . .       -            (1)
  State benefits valuation allowance provision        -             1
  Other, net. . . . . . . . . . . . . . . . . .       -            (1)
                                                   ----          ----
                                                   $  2          $ (7)
                                                   ====          ====

Note F - Stock Options and Other Stock Plans
- --------------------------------------------
The Company's 1995 Stock Option Plan (the "1995 Option Plan") provides for awards to officers and certain key employees of the Company. The total number of shares of common stock that may be issued under the 1995 Option Plan may not exceed 2,893,100 shares. Generally, options awarded under the 1995 Option Plan (i) are granted at an exercise price of 100% or more of the fair market value on the date of grant; (ii) vest ratably over a three year period; and (iii) expire ten years from the date of grant.

An aggregate 539,200 options have been awarded under the 1995 Option Plan. The option price for such awards was $17.8750, representing the fair market value of the Company's shares on the date of grant. An aggregate 249,398 shares of common stock have been issued during the first quarter of 1995 primarily as a result of the exercise of stock options under the Company's various stock option plans.

                          COCA-COLA ENTERPRISES INC.

                                 (Unaudited)


Note F - Stock Options and Other Stock Plans (continued)
- --------------------------------------------------------
The Company's 1995 Restricted Stock Award Plan ("the 1995 Stock Plan") provides for awards to officers and certain key employees of the Company. The Company has reserved a total of 2,040,000 shares of common stock of the Company for issuance under the 1995 Stock Plan. Awards under the 1995 Stock Plan vest only upon attainment of stated increases in the market price of the Company's common stock within five years from the date of grant, in which event the ownership restrictions on the shares are removed. An aggregate 654,700 shares of common stock have been awarded under the 1995 Stock Plan. An aggregate 39,800 restricted shares which had been awarded under various restricted stock award plans of the Company were forfeited and have been added to treasury stock during the first quarter of 1995.

Note G - Share Repurchase Program
- ---------------------------------

In August 1994, the Company announced a share repurchase program to repurchase up to 10 million shares of its outstanding common stock. During the first quarter of 1995, prior to the acquisition of Wichita, the Company repurchased 473,900 shares of common stock under this program for an aggregate cost of approximately $8.7 million. Cumulative repurchases total approximately two million shares under the program.

Note H - Contingencies
- ----------------------
The Company is self-insured for certain expected losses related primarily to workers' compensation, physical loss to property, business interruption resulting from such loss and comprehensive general, product and vehicle liability. The Company has provided letters of credit aggregating approximately $85 million principally as a result of these self-insurance programs.

The Company has guaranteed payment of up to $240 million of indebtedness owed by manufacturers supplying certain packaging used in the Company's manufacturing process. At March 31, 1995, these manufacturers had approximately $102 million of indebtedness outstanding guaranteed by the Company.

                          COCA-COLA ENTERPRISES INC.

                                 (Unaudited)


Note H - Contingencies (continued)
- ---------------------------------
The Company is responsible for the required removal, replacement, or modification of underground fuel storage tanks, and any required soil and groundwater remediation resulting from leaking tanks, to satisfy regulations which go into effect in varying stages through 1998. The Company also incurs costs in connection with other environmental programs covering the discharge of materials and waste water treatment. The Company believes that any amount it may be required to pay in excess of amounts accrued would not have a material adverse effect on its financial condition, cash flows or results of operations.

The Company has been named as a potentially responsible party ("PRP") for the costs of remediation of hazardous waste at federal or state Superfund sites. Under current law, the Company s liability for clean-up of Superfund sites may be joint and several with other PRPs, regardless of the extent of the Company s use in relation to other users. As to any site where the Company has determined that it may be liable, the Company has determined that there are other PRPs who are financially solvent as well, and that any hazardous waste deposited by the Company is minimal compared to amounts deposited by financially solvent PRPs. As a result, the Company believes that any ultimate liability will not have a material effect on its financial condition, cash flows or results of operations.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations
- ---------------------------------------------

                               OPERATIONS REVIEW

Business Strategy
- -----------------
Through the implementation and execution of operating and financial strategies designed to build value in our Company, we expect to accomplish our primary goal -- the enhancement of share-owner value.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations
- ---------------------------------------------

Business Strategy (continued)
- ----------------------------
Our principal operating goal is to increase long-term operating cash flow through profitable increases in sales volume. The liquid nonalcoholic refreshment business is becoming increasingly complex and competitive as products, packages, customers and marketing channels become more sophisticated and diverse. This increased complexity drives our strategy of developing and executing innovative marketing programs at the local level. The competitive environment dictates our strategy to obtain profitable increases in case sales by balancing volume growth with improved margins and sustainable increases in market share. The realization of short-term profitability at the expense of market share is inconsistent with our strategy. We will grow our volume through profitable business partnerships with our customers and superior marketing to our consumers.

Our financial strategies add value through the allocation of funds to projects and activities which generate returns in excess of our cost of capital and increase share-owner value. One of our primary financial objectives is to achieve an optimal capital structure which provides the financial flexibility for internal projects, share repurchases and appropriately priced acquisitions.

Operating Income and Earnings Per Share
- ---------------------------------------
Gross profit margins were 39.5% in the first quarter of 1994 compared to 38.4% in the first quarter of 1995. This decrease was primarily a result of the significant packaging cost increases that the industry is experiencing. Through net revenue per case increases, volume growth and control of our operating expenses, we maintained our operating margin at 5.2% in the first quarter of 1995, consistent with our operating margin in the first quarter of 1994. Net income margins improved over the first quarter of 1994, reflecting a stable net interest expense and a lower effective tax rate during the first quarter of 1995.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations (continued)
- --------------------------------------------------------

Operating Income and Earnings Per Share (continued)
- --------------------------------------------------
During the first quarter of 1995, the Company sold its 50% interest in Mid South for $17 million, resulting in a $9 million gain ($0.04 per common share). Including the gain realized on the sale of Mid South, the Company reported first-quarter 1995 net income applicable to common share owners of $0.02 per common share. Excluding the gain realized on the sale of Mid South, first- quarter 1995 reflects a net loss applicable to common share owners of $0.02 per common share, compared to the first quarter 1994 net loss applicable to common share owners of $0.06 per common share.

Cash Operating Profit
- ---------------------
Cash operating profit (operating income before the deductions for depreciation and amortization), increased approximately 9% in the first quarter of 1995 over the first quarter of 1994. Including Wichita in the prior year, first-quarter 1995 cash operating profit increased approximately 8% over first-quarter 1994. We continue to expect full-year 1995 growth in cash operating profit of approximately 8% excluding the impact of acquisitions, and assuming no significant changes in the current competitive environment.

Revenues, Pricing and Volume
- ----------------------------
Net operating revenues for the first quarter of 1995 increased approximately 11% over the first quarter of 1994. This increase resulted primarily from an approximate 1 1/2% increase in bottle and can physical case sales volume and an approximate 7% increase in bottle and can net revenues per case. Including Wichita in the prior year, net operating revenues for the first quarter of 1995 increased approximately 10% over the prior year. Constant territory bottle and can physical case sales volume for the first quarter of 1995 increased approximately 1/2% over the first quarter of 1994.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------

Revenues, Pricing and Volume (continued)
- ---------------------------------------
The first-quarter 1995 volume growth rate was affected by higher pricing and the additional volume from the Easter holiday occurring in the second quarter in 1995 as compared to the first quarter in 1994. The increase in first-quarter 1995 bottle and can net revenues per case reflects significantly higher net selling prices than the first quarter of 1994. While we expect continued constant territory bottle and can physical case sales volume growth for full-year 1995, we do not anticipate that volume growth will reach the full-year growth of 4 1/2% attained in 1994.

Cost of Sales
- -------------
Primarily as a result of packaging cost increases, cost of sales per case in the first quarter of 1995 exceeded first quarter 1994 costs by approximately 8%, net of the effect of the sale of 1994 year-end inventory with carrying costs significantly below first-quarter 1995 costs. The effect of foreign currency translation increased cost of sales per case by approximately 1%. We expect full-year 1995 bottle and can cost of sales per case to increase in the range of 8% to 10%, excluding any effect of foreign currency translations.

Selling, General and Administrative Expenses
- --------------------------------------------
Including Wichita in the prior year, selling, general and administrative expenses increased approximately 7% during the first quarter of 1995 compared to the first quarter of 1994. This increase is principally a result of selling and delivery infrastructure investments associated with our increased cold drink channel development and noncarbonated beverage introductions. Selling, general and administrative expenses as a percent of sales decreased from 34.2% of sales in the first quarter of 1994 to 33.1% of sales in the first quarter of 1995.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------

Interest Expense
- ----------------
The weighted average interest rate for the first quarter of 1995 was 7.5% compared to 7.3% for the first quarter of 1994. Given the current rate environment, we anticipate that net interest expense will increase approximately 8% for full-year 1995 due to higher interest rates combined with a higher debt balance resulting from the Wichita acquisition.

Income Taxes
- ------------
The Company's effective tax rates for the first quarters of 1995 and 1994 were approximately 44% and 48%, respectively. The change in the effective tax rate between the periods is principally the result of increased full-year earnings expectations for 1995 compared to full-year expectations for 1994 contemplated at the end of the first quarter of 1994.

                         CASH FLOW AND LIQUIDITY REVIEW

Capital Resources
- -----------------
Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. In addition to our operating cash flows, we believe that adequate long-term and short-term capital resources are available to satisfy our capital expenditure, acquisition and share repurchase programs; and to satisfy scheduled debt maturities, interest payments, income tax obligations, and dividend payments to our share owners.

Long-term Capital Resources: In addition to the availability of the equity and new issue debt securities markets as a source of long-term financing, the Company has unissued debt securities available under a shelf registration with the Securities and Exchange Commission. Approximately $871 million of this shelf registration remains unissued and may be issued from time to time at fixed or floating interest rates, as determined by the Company at the time of issuance.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------

Short-term Capital Resources: We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper program. Our commercial paper program is supported by a revolving bank credit agreement maturing in December 1999 and two short-term credit facilities, aggregating $1,200 million. An aggregate $1,016 million of commercial paper borrowings supported by these agreements was outstanding at March 31, 1995. The Company intends to refinance borrowings under its commercial paper program on a long-term basis, either through continued short-term borrowings or through other available sources of long-term financing.

Summary of Cash Activities
- --------------------------
Cash and cash equivalents decreased approximately $9 million in the first quarter of 1995. Our principal sources of cash consisted of those provided from operations of $59 million and the issuance of debt aggregating $200 million. Our primary uses of cash were for capital expenditures totaling $134 million and the acquisition of Wichita for $148 million (net of cash acquired).

Operating Activities: Net cash provided by operating activities in the first quarter of 1995 decreased from the first quarter of 1994, primarily resulting from increased inventory balances. These inventory increases resulted from an increase in quantities due to the anticipation of the second-quarter 1995 Easter holiday, and an increase in costs resulting primarily from aluminum price increases. The increase in depreciation expense in 1995 reflects capital spending and the acquisition of Wichita during the first quarter of 1995.

Investing Activities: Cash used in investing activities increased in the first quarter of 1995 compared to the first quarter of 1994 primarily as a result of the acquisition of Wichita and increased capital spending. Our annual capital expenditure requirements are expected to be financed primarily with funds generated from operating activities. We expect capital expenditures for full-year 1995 to approximate $400 million.

Part I.  Financial Information
- ------------------------------
Item 2.  Management's Discussion and Analysis of
- ------------------------------------------------
Financial Condition and Results of Operations (continued)
- ---------------------------------------------------------

In the past nine years, the Company has acquired a number of bottling companies for an aggregate purchase price of approximately $5.7 billion. Our sources of capital allow us to maintain flexibility for acquisitions that offer opportunities to implement our operating strategies and to achieve an acceptable rate of return. We will continue to make domestic and international acquisitions provided such opportunities become available and are expected to increase share-owner value over the long term.

Financing Activities: In August 1994, we began a share repurchase program under which we may repurchase up to ten million shares of our outstanding common stock. The amount of shares repurchased and the length of time required to repurchase such shares will depend on our level of capital expenditures, acquisition opportunities, other alternative uses of cash, and market conditions. During the first quarter of 1995, prior to the acquisition of Wichita, we repurchased 473,900 shares of our common stock at a cost of approximately $8.7 million (an average of $18.26 per share).

                             FINANCIAL POSITION

The increase in franchise and other noncurrent assets reflects the increase in franchise assets resulting from the acquisition of Wichita in January 1995, offset by the normal amortization of our other franchise assets. The increase in long-term debt results from the financing of the acquisition of the Wichita bottler. The increase in deferred taxes stems from the tax effects of the acquisition. The increase in the cumulative translation adjustment results from the continued decrease in the value of the dollar against the Dutch florin during the first quarter of 1995.

Part II. Other Information
- --------------------------
Item 4. Submission of Matters to a Vote of Security-Holders
- -----------------------------------------------------------
The Annual Meeting of Share Owners was held on Monday, April 17, 1995 in Wilmington, Delaware, at which the election of certain Directors and six other matters were submitted to a vote of the share-owners of the Company:

(a) Votes cast for or withheld regarding the re-election of five
    Directors for terms expiring in 1998:

                                  For                 Withheld
                               -----------             --------
    L. Phillip Humann         115,299,208             256,567
    E. Neville Isdell         114,713,913             841,862
    Scott L. Probasco, Jr.    115,294,771             261,004
    Francis A. Tarkenton      115,251,744             304,031

    Additional Directors, whose terms of office as Directors continued after the meeting are as follows:

    Term expiring in 1996              Term expiring in 1997
    ---------------------              ---------------------
    John L. Clendenin                  Howard G. Buffett
    M. Douglas Ivester                 Johnnetta B. Cole
    John E. Jacob                      T. Marshall Hahn, Jr.
    Summerfield K. Johnston, Jr.       Claus M. Halle
    Robert A. Keller                   Henry A. Schimberg

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

Part II. Other Information
- --------------------------
Item 4. Submission of Matters to a Vote of Security-Holders(continued)
- ---------------------------------------------------------------------
                                                                  Broker
         Proposal                For       Against     Abstain   Non-Votes
- ----------------------------  -----------  ----------  ---------  ---------
Approve the 1995 Restricted
  Stock Award Plan           113,146,495   1,869,998    539,282          -

Approve the 1995 Stock
  Option Plan                106,116,480   8,988,156    451,139          -

Approve the Executive
  Management Incentive Plan   106,252,810   3,941,576    611,631  4,749,758

Approve the Long-Term
  Incentive Plan             106,699,653   3,654,197    452,167  4,749,758

Ratify the appointment of
  Independent Auditors       114,873,994     421,460    260,321          -

Create an independent
  nominating committee        12,409,133  95,935,768  2,461,116  4,749,758

Part II. Other Information
- --------------------------
Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

    Exhibit                                 Incorporated by Reference
    Number          Description                or Filed Herewith
     -------   ------------------------      -------------------------
     3        Bylaws of Coca-Cola           Filed Herewith
              Enterprises Inc. as
              amended on April 17,
              1995

    12        Statements regarding
              computations of ratios        Filed Herewith

    27        Financial Data Schedule       Filed Herewith

Part II. Other Information
- --------------------------
Item 6.  Exhibits and Reports on Form 8-K (continued)
- ----------------------------------------------------

(b) Reports on Form 8-K:

During the first quarter of 1995, the Company filed a current report on Form 8-K dated February 15, 1995, which reported financial results for the Company for the fourth quarter and full-year 1994.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COCA-COLA ENTERPRISES INC.
                                  (Registrant)


Date: May 12, 1995                /s/ John R. Alm
                                  ---------------------------
                                  John R. Alm
                                  Senior Vice President and
                                  Chief Financial Officer
                                  (On behalf of the Registrant and
                                  as Principal Financial Officer)


Date: May 12, 1995                /s/ Bernice H. Winter
                                  ---------------------------
                                  Bernice H. Winter
                                  Vice President and Controller
                                  (Principal Accounting Officer)