Form 10-Q
period 1995-06-30
COCA COLA ENTERPRISES INC
filed 1995-08-14
CIK 804055

=====================================================================

                          UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                             ---------
                             Form 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       	      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       	      for the quarterly period ended June 30, 1995

                                or

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

129,721,512 Shares of $1 Par Value Common Stock as of August 4, 1995

======================================================================

                   		COCA-COLA ENTERPRISES INC.

           		      QUARTERLY REPORT ON FORM 10-Q

            		     FOR QUARTER ENDED JUNE 30, 1995



                              INDEX
                                                                   Page
                                                                   ----

Part I - Item 1. Financial Statements

       Condensed Consolidated Statements of Operations
         for the Quarters ended June 30, 1995
         and July 1, 1994..................................          1

       Condensed Consolidated Statements of Operations
         for the Six Months ended June 30, 1995
         and July 1, 1994..................................          2

       Condensed Consolidated Balance Sheets as of
         June 30, 1995 and December 31, 1994...............          3

       Condensed Consolidated Statements of Cash Flows
         for the Six Months ended June 30,1995
         and July 1, 1994..................................          5

       Notes to Condensed Consolidated
         Financial Statements..............................          6

Part I - Item 2.  Management's Discussion and Analysis
       of Financial Condition and Results
       of Operations.......................................         10

Part II - Item 1. Legal Proceedings........................         15

Part II - Item 6. Exhibits and Reports on Form 8-K.........         15

Signatures.................................................         16

Part I.  Financial Information

Item 1.  Financial Statements


                        COCA-COLA ENTERPRISES INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions except per share data)


                                                            Quarter ended
                                                          ------------------
                                                          June 30,   July 1,
                                                            1995      1994
                                                          --------   -------

Net Operating Revenues.........................           $ 1,827    $ 1,610
Cost of sales..................................             1,153        987
                                                          -------    -------

Gross Profit...................................               674        623
Selling, general and administrative expenses...               507        473
                                                          -------    -------

Operating Income...............................               167        150
Interest expense, net..........................                82         77
Other nonoperating deductions, net.............                 3          -
                                                          -------    -------

Income Before Income Taxes.....................                82         73
Income tax expense.............................                36         35
                                                          -------    -------

Net Income.....................................                46         38
Preferred stock dividend requirements..........                 -          -
                                                          -------    -------
Net Income Applicable to Common
  Share Owners.................................           $    46    $    38
                                                          =======    =======
Average Common Shares Outstanding..............               130        130
                                                          =======    =======
Net Income Per Common Share....................           $  0.35    $  0.29
                                                          =======    =======

Dividends Per Common Share.....................           $0.0125    $0.0125
                                                          =======    =======



See Notes to Condensed Consolidated Financial Statements.

                        COCA-COLA ENTERPRISES INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; in millions except per share data)

                                                           Six Months ended
                                                          ------------------
                                                          June 30,   July 1,
                                                            1995      1994
                                                          --------  --------

Net Operating Revenues.........................           $ 3,289   $ 2,929
Cost of sales..................................             2,054     1,786
                                                          -------   -------

Gross Profit...................................             1,235     1,143
Selling, general and administrative expenses...               992       924
                                                          -------   -------

Operating Income...............................               243       219
Interest expense, net..........................               162       157
Other nonoperating deductions, net.............                 3         2
Gain from sale of interest in bottling
   operation...................................                 9         -
                                                          -------   -------

Income Before Income Taxes.....................                87        60
Income tax expense.............................                38        28
                                                          -------   -------

Net Income.....................................                49        32
Preferred stock dividend requirements..........                 1         1
                                                          -------   -------
Net Income Applicable to Common
   Share Owners................................           $    48   $    31
                                                          =======   =======

Average Common Shares Outstanding..............               129       130
                                                          =======   =======

Net Income Per Common Share....................           $  0.37   $  0.24
                                                          =======   =======
Dividends Per Common Share.....................           $ 0.025   $ 0.025
                                                          =======   =======



See Notes to Condensed Consolidated Financial Statements.

                        COCA-COLA ENTERPRISES INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In millions)


                                                     June 30,   December 31,
                  ASSETS                               1995         1994
                                                     --------   ------------
                                                    (Unaudited)
CURRENT
  Cash and cash equivalents...................       $    42      $    22
  Trade accounts receivable, less allowances
    of $36 and $34, respectively..............           588          467
  Inventories:
    Finished goods............................           194          170
    Raw materials.............................            61           41
    Other.....................................            28           25
                                                     -------      -------
                                                         283          236
  Prepaid expenses and other assets...........           216           85
                                                     -------      -------

  Total Current Assets........................         1,129          810

PROPERTY, PLANT AND EQUIPMENT
  Land........................................           192          170
  Buildings and improvements..................           684          661
  Machinery and equipment.....................         2,582        2,390
                                                     -------      -------
                                                       3,458        3,221
  Less allowances for depreciation............         1,467        1,352
                                                     -------      -------
                                                       1,991        1,869
  Construction in progress....................           140           94
                                                     -------      -------

                                                       2,131        1,963

FRANCHISE AND OTHER NONCURRENT ASSETS.........         6,115        5,965
                                                     -------      -------

                                                     $ 9,375      $ 8,738
                                                     =======      =======



See Notes to Condensed Consolidated Financial Statements.

                        COCA-COLA ENTERPRISES INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In millions except share data)


                                                     June 30,   December 31,
     LIABILITIES AND SHARE-OWNERS' EQUITY              1995         1994
                                                     --------   ------------
                                                    (Unaudited)
CURRENT
  Accounts payable and accrued expenses.......       $   907      $   798
  Current maturities of long-term debt........            36          291
                                                     -------      -------

  Total Current Liabilities...................           943        1,089

LONG-TERM DEBT................................         4,331        3,896

DEFERRED INCOME TAXES.........................         2,122        1,884

OTHER LONG-TERM OBLIGATIONS...................           565          530

SHARE-OWNERS' EQUITY
  Preferred stock, $35 stated value;
    Authorized and issued - 1,000,000 shares..            29           29
  Common stock, $1 par value; Authorized -
    500,000,000 shares; Issued - 144,911,744
    and 143,841,182 shares, respectively......           145          144
  Paid-in capital.............................         1,312        1,301
  Reinvested earnings.........................           115           70
  Cumulative translation adjustment...........            49           21
  Common stock in treasury, at cost
    (15,150,298 and 14,636,598 shares,
    respectively).............................          (236)        (226)
                                                     -------      -------

                                                       1,414        1,339
                                                     -------      -------

                                                     $ 9,375      $ 8,738
                                                     =======      =======

                        COCA-COLA ENTERPRISES INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited; in millions)
                                                         Six Months ended
                                                      ----------------------
                                                      June 30,       July 1,
                                                        1995          1994
                                                      --------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income....................................         $   49        $   32
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation..............................            155           138
    Amortization..............................             93            89
    Deferred income taxes.....................             22            26
    Gain from sale of interest in bottling
      operation...............................             (9)            -
    Net changes in current assets and
      current liabilities.....................            (42)           34
    Other nonoperating cash flows.............              5             3
                                                       ------        ------

Net cash provided by operating activities.....            273           322

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures..........................           (286)         (197)
Proceeds from the sale of fixed assets........              7             9
Acquisitions of and investments in businesses.           (148)           (7)
Proceeds from the sale of interest in
  bottling operation...........................            17             -
Other investing activities.....................             6             -
                                                       ------        ------

Net cash used in investing activities..........          (404)         (195)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of debt.............           426           243
Payments on debt...............................          (263)         (265)
Dividends on common and preferred stock........            (2)           (3)
Proceeds from the issuance of common stock.....             6             9
Purchases of treasury stock....................            (9)            -
Other financing activities.....................            (7)          (18)
                                                       ------        ------

Net cash provided by (used in) financing
  activities...................................           151           (34)
                                                       ------        ------

NET INCREASE IN CASH AND CASH EQUIVALENTS......            20            93
  Cash and cash equivalents at beginning
    of period..................................            22            11
                                                       ------        ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   42        $  104
                                                       ======        ======

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

Note B - Seasonality of Business

Operating results for the second quarter and six months ended June 30, 1995 are not indicative of the results that may be expected for the year ended December 31, 1995 primarily due to the seasonality of the Company's business. Unit sales of the Company's products are greater in the second and third quarters due to seasonal factors.

Note C - Acquisitions and Divestitures

On January 27, 1995, the Company acquired all the issued and outstanding shares of stock of the Wichita Coca-Cola Bottling Company ("Wichita") for $150 million in cash. On January 1, 1995, the Company sold its 50% ownership interest in The Coca-Cola Bottling Company of the Mid South ("Mid South") for $17 million, resulting in a $9 million pretax gain ($0.04 per common share).

                        COCA-COLA ENTERPRISES INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note D - Long-Term Debt

Long-term debt including current maturities consists of the following (in millions):

                                                 June 30,      December 31,
                                                   1995            1994
                                                 --------      ------------

Commercial Paper....................             $  1,003        $    828
8.35% Notes, due 1995...............                    -             250
6.50% Notes, due 1997...............                  300             300
7.00% Notes, due 1999...............                  200             200
7.875% Notes, due 2002..............                  500             500
8.00% Notes, due 2005...............                  250             250
8.50% Debentures, due 2012..........                  250             250
8.75% Debentures, due 2017..........                  154             154
8.35% Zero Coupon Notes, due 2020
  (net of unamortized discount
   of $1,682).......................                  251               -
8.00% and 8.50% Debentures,
  due 2022..........................                1,000           1,000
6.75% Debentures, due 2023..........                  250             250
Other long-term obligations.........                  209             205
                                                 --------        --------
                                                 $  4,367        $  4,187
                                                 ========        ========

Maturities of long-term debt for the five twelve-month periods subsequent to June 30, 1995 are as follows: 1996 - $36 million; 1997 - $30 million;
1998 - $314 million; 1999 - $7 million; and 2000 - $1,204 million.

The Company's commercial paper program is supported by a revolving bank credit agreement maturing in December 1999 and two short-term credit facilities, aggregating $1.2 billion. An aggregate $1 billion of commercial paper supported by these agreements was outstanding at June 30, 1995. The weighted average interest rate of borrowings under the commercial paper program at June 30, 1995 was 6.1% per annum.

                        COCA-COLA ENTERPRISES INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note E - Income Taxes

The Company's effective tax rates for the first six months of 1995 and 1994 were 44% and 48%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                      Six Months Ended
                                                     ------------------
                                                     June 30,   July 1,
                                                       1995      1994
                                                     --------   -------

Statutory expense - 35%..................             $  30      $  21
State expense - net of federal...........                 6          6
State net operating loss benefits -
  net of federal.........................                (4)        (6)
State benefits valuation provision.......                 4          6
Other, net...............................                 2          1
                                                      -----      -----

                                                      $  38      $  28
                                                      =====      =====

Note F - Stock Options and Other Stock Plans

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

An aggregate 539,200 options have been awarded under the 1995 Option Plan. The option price for such awards was $17.875, representing the fair market value of the Company's shares on the date of grant. An aggregate 415,862 shares of common stock have been issued during the first six months of 1995 as a result of the exercise of stock options under the Company's various stock option plans.

The Company's 1995 Restricted Stock Award Plan (the "1995 Stock Plan") provides for awards to officers and certain key employees of the Company.
The Company has reserved a total of 2,040,000 shares of common stock of the Company for issuance under the 1995 Stock Plan. Awards under the 1995 Stock Plan vest only upon attainment of stated increases in the market price of the Company's common stock within five years from the date of grant, in which event the ownership restrictions on the shares are removed. An aggregate 654,700 shares of common stock have been awarded under the 1995 Stock Plan.

                          COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note F - Stock Options and Other Stock Plans (continued)

An aggregate 39,800 restricted shares previously awarded under various restricted stock award plans of the Company were forfeited and added to treasury stock during the first six months of 1995.

Note G - Share Repurchase Program

The Company has a share repurchase program under which it may repurchase up to 10 million shares of its outstanding common stock. During the first quarter of 1995, prior to the acquisition of Wichita, the Company repurchased 473,900 shares of common stock under the program for an aggregate cost of approximately $9 million. The Company did not repurchase shares during the second quarter of 1995. Cumulative repurchases total approximately two million shares under the program. On July 27, 1995, the Company announced its intent to again begin to repurchase shares under the program effective immediately using anticipated annual free cash flow of the Company.

Note H - Contingencies

The Company has provided letters of credit aggregating approximately $85 million principally in connection with self-insurance programs. The Company has guaranteed payment of up to $240 million of indebtedness owed by manufacturers supplying certain packaging used in the Company's manufacturing process. At June 30, 1995, these manufacturers had approximately $130 million of indebtedness outstanding guaranteed by the Company.

The Company incurs costs for the required removal, replacement, or modification of underground fuel storage tanks, and any required soil and groundwater remediation resulting from leaking tanks, to satisfy regulations now in effect and which go into effect in varying stages through 1998. The Company also incurs costs in connection with other environmental programs covering the discharge of materials and waste water treatment. The Company believes that any amount it may be required to pay in excess of amounts accrued would not have a material adverse effect on its financial condition, cash flows or results of operations.

                        COCA-COLA ENTERPRISES INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note H - Contingencies (continued)

The Company has been named as a potentially responsible party ("PRP") for the costs of remediation of hazardous waste at federal or state Superfund sites. Under current law, the Company's liability for clean-up of Superfund sites may be joint and several with other PRPs, regardless of the extent of the Company's use in relation to other users. As to any site where the Company has determined that it may be liable, the Company has determined that there are other PRPs who are financially solvent as well, and that any hazardous waste deposited by the Company is minimal compared to amounts deposited by other financially solvent PRPs. As a result, the Company believes that any ultimate liability will not have a material effect on its financial condition, cash flows or results of operations.


Part I.   Financial Information

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations


                     OPERATIONS REVIEW

Business Strategy

Through the implementation and execution of operating and financial strategies designed to build value in our Company, we expect to accomplish our primary goal -- the enhancement of share-owner value.

Our principal operating goal is to increase long-term operating cash flow through profitable increases in sales volume. The liquid nonalcoholic refreshment business is becoming increasingly complex and competitive as products, packages, customers and marketing channels become more sophisticated and diverse. This increased complexity requires that we develop and execute innovative marketing programs at the local level.
In order to obtain profitable increases in case sales, the competitive environment requires that we balance volume growth with improved margins and sustainable increases in market share. We intend to grow our volume through profitable business partnerships with our customers and superior marketing to our consumers.

Our primary financial objective is to achieve an optimal capital structure which provides the financial flexibility for internal projects, share repurchases and acquisitions, and then to repay debt.

Operations Overview

Gross profit margins decreased during the second quarter from 38.7% in 1994 to 36.9% in 1995. Six-month 1995 gross profit margins decreased from 39% in 1994 to 37.5% in 1995. These decreases primarily resulted from the effect of the significant packaging cost increases experienced by the industry. We produced operating margins of 9.1% during the second quarter of 1995, compared to 9.3% during the second quarter of 1994, and 7.4% for the first six months of 1995 compared to 7.5% for the first six months of 1994. Although these margins decreased, we were able to grow gross profit and operating income by approximately 8% and 11%, respectively, in both the second quarter and first six months of 1995. Net income margins improved over the second quarter and first six months of 1994 reflecting, in addition to our solid operating performance, favorable net interest expense as a percent of net revenues and a lower effective tax rate.

Second-quarter 1995 net income per common share increased approximately 21% over second-quarter 1994. Excluding the gain realized on the sale of our investment in Mid South, six-month 1995 net income per common share increased approximately 38% over the same prior year period.

Cash Operating Profit

Cash operating profit (operating income before deductions for depreciation and amortization) increased approximately 11% and 10% in the second quarter and first six months of 1995, respectively, over the same periods of 1994. Assuming the Wichita acquisition occurred on January 1, 1994, second-quarter and six-month 1995 cash operating profit would have increased approximately 9% over the same prior year periods. We continue to expect full-year 1995 growth in cash operating profit of approximately 8%, adjusting for the impact of acquisitions and assuming no significant changes in the current competitive environment.

Revenues and Volume

Net operating revenues for the second quarter of 1995 on an actual and constant territory basis increased approximately 13% and 12%, respectively, over the same prior year period. The increase in actual net operating revenues resulted primarily from an approximate 6 1/2% increase in bottle and can physical case sales volume, and an approximate 7% increase in bottle and can net revenues per case. Constant territory bottle and can physical case sales volume for the second quarter of 1995 increased approximately
4 1/2% over 1994.

Net operating revenues for the first six months of 1995 on an actual and constant territory basis increased approximately 12% and 11%, respectively, over the same prior year period. The increase in actual net operating revenues resulted primarily from an approximate 4% increase in bottle and can physical case sales volume and an approximate 7% increase in bottle and can net revenues per case. Constant territory bottle and can physical case sales volume for the first six months of 1995 increased approximately 3% over 1994.

Solid volume growth in the second quarter of 1995 reflects the performance of core soft drink brands, including Coca-Cola classic, diet Coke and double digit growth in Sprite. Although noncarbonated beverages make up less than 5% of total cases sold, high growth in these products contributed significantly to our second-quarter 1995 volume growth. The second-quarter 1995 volume growth rate also benefitted from volume during the Easter holiday, which occurred in the second quarter in 1995 compared to the first quarter in 1994.

While we expect continued constant territory bottle and can physical case sales volume growth for full-year 1995, we do not anticipate that volume growth will reach the full-year growth rate of 4 1/2% attained in 1994.
The increase in second-quarter and six-month 1995 bottle and can net revenues per case primarily reflects significantly higher net selling prices resulting from the higher cost of packaging.

Cost of Sales

Primarily as a result of packaging cost increases, cost of sales per case in the second quarter and first six months of 1995 exceeded same-period 1994 costs by approximately 11% and 9 1/2%, respectively. The effect of foreign currency translation increased cost of sales per case by approximately 1% in both the second quarter and first six months of 1995. Cost of sales per case was higher in the second quarter of 1995 compared to the first quarter of 1995, as the first quarter benefitted from year-end 1994 inventories with lower carrying costs. We expect full-year 1995 bottle and can cost of sales per case to increase in the range of 8% to 10%, excluding any effect of foreign currency translations.

Selling, General and Administrative Expenses

Constant territory selling, general and administrative expenses increased approximately 6% during the second quarter and first six months of 1995, compared to the same periods of 1994. This increase is principally a result of selling and delivery infrastructure investments associated with our increased cold drink channel development and noncarbonated product introductions. Selling, general and administrative expenses as a percent of sales decreased from 29.4% of sales in the second quarter of 1994 to 27.8% of sales in the second quarter of 1995, and from 31.6% of sales in the first six months of 1994, to 30.1% of sales in the first six months of 1995.

Interest Expense

The weighted average interest rate for the first six months of 1995 increased to 7.4% from 7.2% for the first six months of 1994. Given the current rate environment, we anticipate that net interest expense will be in the range of $325 million to $330 million for full-year 1995.

Income Taxes

The Company's effective tax rates for the first six months of 1995 and 1994 were approximately 44% and 48%, respectively. The change in the effective tax rate between the periods is principally the result of the difference in full-year earnings expectations.


                      CASH FLOW AND LIQUIDITY REVIEW

Capital Resources

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

Long-term Capital Resources: The Company has unissued debt securities in the amount of $621 million available under a shelf registration with the Securities and Exchange Commission, in addition to the availability of equity and new issue debt securities markets as a source of long-term financing.

Short-term Capital Resources: We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper program. Our commercial paper program is supported by a revolving bank credit agreement maturing in December 1999 and two short-term credit facilities, aggregating $1.2 billion.

An aggregate $1 billion of commercial paper borrowings supported by these agreements was outstanding at June 30, 1995. The Company intends to refinance borrowings under its commercial paper program either through continued short-term borrowings or long-term financing.

Summary of Cash Activities

Cash and cash equivalents increased approximately $20 million in the first six months of 1995. Our principal sources of cash consisted of those provided from operations of $273 million and the issuance of debt aggregating $426 million. Our primary uses of cash were capital expenditures totaling $286 million, payments on debt aggregating $263 million, and the acquisition of Wichita for a cost of $148 million (net of cash acquired).

Operating Activities: Net cash provided by operating activities in the first six months of 1995 decreased from the first six months of 1994, primarily as a result of increased inventory balances caused mainly by higher packaging costs. The increase in depreciation expense in 1995 reflects the effects of capital spending and the acquisition of Wichita during the first quarter of 1995.

Investing Activities: Cash used in investing activities increased in the first six months of 1995 compared to the first six months of 1994, primarily as a result of the acquisition of Wichita and increased capital spending. Our annual capital expenditure requirements are expected to be financed primarily with funds generated from operating activities. We expect capital expenditures for full-year 1995 to approximate $400 million.

In the past nine years, the Company has acquired a number of bottling companies for an aggregate purchase price of approximately $5.7 billion.
Our sources of capital allow us to maintain flexibility for acquisitions that offer opportunities to implement our operating strategies and to achieve an acceptable rate of return. We will continue to make domestic and international acquisitions if and when such opportunities become available and are expected to increase share-owner value over the long term.

Financing Activities: During the first quarter of 1995, prior to the acquisition of Wichita, we repurchased 473,900 shares of our common stock at a cost of approximately $9 million (an average of $18.26 per share). On July 27, 1995, we announced our intent to again begin to repurchase shares under the program effective immediately using anticipated annual free cash flow.


                          FINANCIAL POSITION

The increase in trade accounts receivable, and accounts payable and accrued expenses reflects the seasonal nature of our business. The increase in inventory reflects packaging cost increases which went into effect on January 1, 1995 and the seasonal nature of our business. The increase in prepaid expenses and other assets results from the establishment of a deferred tax asset related to a net operating loss carryforward which is expected to be used to offset taxable income during the next twelve months. The increase in franchise and other noncurrent assets reflects the increase in franchise assets resulting from the acquisition of Wichita in January 1995, offset by amortization expense. The increase in long-term debt results from the financing of the Wichita acquisition, while the increase in deferred taxes results from the tax effects of the acquisition and the reclassification of the deferred tax asset. The increase in the cumulative translation adjustment results from the decrease in the value of the dollar against the Dutch florin during the first six months of 1995.

In March 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment under certain circumstances and their recoverable amounts written down based on an analysis of expected future cash flow. The adoption of this Statement will not have a material effect on the financial position or results of operations of the Company as the Company's current accounting policies provide for similar accounting treatment.

Part II. Other Information

Item 1.  Legal Proceedings

In June 1995, Midwest Coca-Cola Bottling Company ("Midwest CCBC"), a division of Johnston Coca-Cola Bottling Group, Inc. ("Johnston CCBG"), received from the United States Environmental Protection Agency an administrative complaint under sections 311 and 312 of the Emergency Planning and Community Right-to-Know Act ("EPCRA"), 42 U.S.C. sections 11021 and 11022, alleging thirteen violations of EPCRA and proposing a penalty of $176,000. The alleged violations all relate to reporting requirements. Midwest CCBC has filed an answer to the complaint requesting a hearing.

A tentative agreement has been reached concerning settlement of litigation filed in 1991 by Three Bridges Investment Company contesting the Company's acquisition of Johnston CCBG. The settlement is contingent upon approval by the court, following notice to share owners and a hearing. The settlement, as proposed, would not involve the payment of any damages to the plaintiffs. It would require that any proposed merger or consolidation with, purchase of an equity interest in, or other acquisition of an entity or other ownership interest, be approved by a committee of independent directors. It would also require that the Company continue its share repurchase program for a period of time, and that the defendants pay the plaintiffs' attorneys fees, to the extent approved by the court.


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

							 Incorporated by
Exhibit                                                  Reference or Filed
Number                     Description                   Herewith
-------         ---------------------------------        ------------------

12              Statements regarding computations        Filed Herewith
                of ratios

27              Financial Data Schedule                  Filed Herewith

(b)  Reports on Form 8-K:

During the second quarter of 1995, the Company filed the following current reports on Form 8-K:

Date of Report                          Description
--------------          -----------------------------------------------

April 17, 1995          Condensed Consolidated Statements of Operations
                        (unaudited) of the Company, filed on April 25, 1995, reporting financial results for the first quarter of 1995.

May 12, 1995            Form of Purchase Agreement and Note for offer
                        and sale of Zero Coupon Notes due June 20, 2020.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COCA-COLA ENTERPRISES INC.
                                    (Registrant)


Date:  August 8, 1995               /s/ JOHN R. ALM
                                    --------------------------------
                                    John R. Alm
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Registrant and
                                    as Principal Financial Officer)


Date:  August 8, 1995               /s/ BERNICE H. WINTER
                                    --------------------------------
                                    Bernice H. Winter
                                    Vice President and Controller
                                    (Principal Accounting Officer)