Form 10-K/A
period 1994-12-31
COCA COLA ENTERPRISES INC
filed 1995-11-03
CIK 804055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                             ---------------------

                                  FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 01-09300

                      (COCA-COLA ENTERPRISES INC. LOGO)
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

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                          WHICH REGISTERED
              -------------------                      ------------------------
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

                           Yes   X         No
                              -------         -------

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

     There were 128,932,299 shares of Common Stock outstanding as of March 3, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Meeting of Share Owners to be held on April 17, 1995 are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

                           COCA-COLA ENTERPRISES INC.
                            SELECTED FINANCIAL DATA
                      (In millions except per share data)

                                                                          FISCAL YEAR
                              ---------------------------------------------------------------------------------------------------
                                                                  1991                                                   1986(G)
                                                           -------------------                                          ---------
                                                             PRO                                                           PRO
                               1994    1993(A)   1992(B)   FORMA(C)   REPORTED   1990(D)   1989(E)   1988(F)    1987      FORMA
                              ------   -------   -------   --------   --------   -------   -------   -------   ------   ---------
OPERATIONS SUMMARY
Net operating revenues....... $6,011   $5,465    $5,127     $5,027     $3,915    $3,933    $3,822    $3,821    $3,327    $ 3,191
Cost of sales................  3,703    3,372     3,219      3,170      2,420     2,400     2,350     2,303     1,953      1,872
                              ------   ------    ------     ------     ------    ------    ------    ------    ------    -------
Gross profit.................  2,308    2,093     1,908      1,857      1,495     1,533     1,472     1,518     1,374      1,319
Selling, general and
  administrative expenses....  1,868    1,708     1,602      1,535      1,223     1,199     1,162     1,137     1,037      1,024
Provision for
  restructuring..............     --       --        --        152        152         9        --        27        --         --
                              ------   ------    ------     ------     ------    ------    ------    ------    ------    -------
Operating income.............    440      385       306        170        120       325       310       354       337        295
Interest expense, net........    310      328       312        312        210       200       193       202       160        188
Other nonoperating income
  (deductions), net..........     (3)      (2)       (6)        (3)        (2)        3        10        12        (4)        (9)
Gain on sale of bottling
  operations.................     --       --        --         --         --        56        11       104        --         --
                              ------   ------    ------     ------     ------    ------    ------    ------    ------    -------
Income (loss) before income
  taxes and cumulative effect
  of changes in accounting
  principles.................    127       55       (12)      (145)       (92)      184       138       268       173         98
Income taxes:
  Expense (benefit) excluding
    rate change..............     58       30         3        (17)        (9)       91        66       115        85         77
  Rate change -- federal.....     --       40        --         --         --        --        --        --        --         --
                              ------   ------    ------     ------     ------    ------    ------    ------    ------    -------
Income (loss) before
  cumulative effect of
  changes in accounting
  principles.................     69      (15)      (15)      (128)       (83)       93        72       153        88         21
Cumulative effect of changes
  in
  accounting principles......     --       --      (171)        --         --        --        --        --        --         --
                              ------   ------    ------     ------     ------    ------    ------    ------    ------    -------
Net income (loss)............     69      (15)     (186)     (128)       (83)       93        72       153        88         21
Preferred stock dividend
  requirements...............      2       --        --          9          9        16        18        10        --         --
                              ------   ------    ------     ------     ------    ------    ------    ------    ------    -------
Net income (loss) applicable
  to
  common share owners........ $   67   $  (15)   $ (186)    $ (137)    $  (92)   $   77    $   54    $  143    $   88    $    21
                              ======   ======    ======     ======     ======    ======    ======    ======    ======   ========
OTHER OPERATING DATA
Depreciation expense......... $  282   $  254    $  227     $  205     $  160    $  150    $  148    $  143    $  123    $   108
Amortization expense.........    179      165       162        125         91        86        81        82        72         65
SHARE AND PER SHARE DATA
Average common shares
  outstanding................    130      129       129        129        116       119       130       139       140        140
Net income (loss) per common
  share before cumulative
  effect of changes in
  accounting principles...... $ 0.52   $(0.11)   $(0.11)    $(1.06)    $(0.79)   $ 0.65    $ 0.41    $ 1.03    $ 0.63    $  0.15
Net income (loss) applicable
  to common share owners.....   0.52    (0.11)    (1.45)     (1.06)     (0.79)     0.65      0.41      1.03      0.63       0.15
Dividends per common share...   0.05     0.05      0.05       0.05       0.05      0.05      0.05      0.05      0.05         --
Closing stock price..........  18.00    15.25     12.25      15.38      15.38     15.50     16.00     15.00     14.25      14.25
YEAR-END FINANCIAL POSITION
Property, plant and
  equipment, net............. $1,963   $1,890    $1,733     $1,706     $1,706    $1,373    $1,286    $1,180    $1,038    $   850
Franchise and other
  noncurrent assets..........  5,965    6,046     5,651      4,265      4,265     3,153     2,952     3,001     2,760      2,539
Total assets.................  8,738    8,682     8,085      6,677      6,677     5,021     4,732     4,669     4,250      3,811
Long-term debt...............  4,187    4,391     4,131      4,091      4,091     2,537     2,305     2,211     2,157      1,804
Share-owners' equity.........  1,339    1,260     1,254      1,442      1,442     1,627     1,680     1,808     1,526      1,448

     The Company changed its fiscal year end in 1991, from the Friday nearest December 31 to a calendar year end. Accordingly, fiscal years presented are the periods ended December 31, 1994, 1993, 1992 and 1991, December 28, 1990, December 29, 1989, December 30, 1988, January 1, 1988 and January 2, 1987. The Company acquired subsidiaries in each year presented and divested subsidiaries in certain periods. Such transactions, except for (i) the acquisition of Johnston, (ii) gains from the sale of certain bottling operations, and (iii) acquisitions in 1986, did not significantly affect the Company's operating results in any one fiscal period. All acquisitions and divestitures have been included in or excluded from (as appropriate) the consolidated operating results of the Company from their respective transaction dates.

     (A) A one-time charge of $40 million ($0.31 per common share) to increase deferred income taxes resulted from a 1% increase in the corporate marginal income tax rate in connection with the Omnibus Budget Reconciliation Act of 1993.
     (B) The adoption of FAS 106 and FAS 109 resulted in one-time charges to income. Fiscal periods prior to 1992 were not restated for these accounting changes.
     (C) The pro forma Operations Summary, Other Operating Data and Share and Per Share Data give effect to the acquisition of Johnston in December 1991, as though it had been completed at the beginning of 1991.
     (D) In June 1990, the Company sold its interest in Coca-Cola Bottling Company of Ohio and Portsmouth Coca-Cola Bottling Company. These operations were sold to Johnston and, as a result of the 1991 acquisition of Johnston, were reacquired by the Company.
     (E) In February 1989, the Company sold its wholly owned subsidiaries, Goodwill Bottling Ltd. and Goodwill Bottling North Ltd.
     (F) In December 1988, the Company sold a wholly owned subsidiary, The Coca-Cola Bottling Company of Mid-America. The Mid-America operations were sold to Johnston and, as a result of the 1991 acquisition of Johnston, were reacquired by the Company.
     (G) The Operations Summary, Other Operating Data and Share and Per Share Data reflect pro forma amounts which give effect to 1986 acquisitions as though they had been completed at the beginning of 1986.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS STRATEGIES FOR ENHANCING SHARE-OWNER VALUE

     Through the implementation and execution of operating and financial strategies designed to build value in our Company, we expect to accomplish our primary goal -- the enhancement of share-owner value.

OPERATING STRATEGIES

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

FINANCIAL STRATEGIES

     Our financial strategies add value through the allocation of funds to projects and activities which generate returns in excess of our cost of capital and increase share-owner value. One of our primary financial objectives is to achieve an optimal capital structure which provides the financial flexibility for internal projects, share repurchases and appropriately priced acquisitions.

BUSINESS OVERVIEW

     Coca-Cola Enterprises Inc. ("the Company") is the world's largest marketer, distributor and producer of bottle and can beverage products of The Coca-Cola Company. Including our most recent acquisition in January 1995, we are the Coca-Cola bottler within 38 states, the District of Columbia, the U.S. Virgin Islands, the Islands of Tortola and Grand Cayman, and the Netherlands. In the United States, we operate through exclusive and perpetual rights in territories containing approximately 54% of the population and accounting for approximately 55% of all bottle and can products of The Coca-Cola Company sold. Approximately 90% of our product sales volume is generated through the sale of products of The Coca-Cola Company. We are the principal Coca-Cola bottler in the five states in the United States with the largest increases in population between 1990 and 1994.

EMPLOYEE OWNERSHIP

     The goal of increasing long-term share-owner value is the primary mission of our management. Summerfield K. Johnston, Jr., our chief executive officer and vice chairman of our Board of Directors, and his family hold approximately 9% of our outstanding shares. Through incentive stock award plans, savings and investment plans, and direct personal ownership, directors and employees of the Company own more than 15% of the Company's outstanding shares. We have guidelines for share ownership by members of management and also encourage share ownership at all levels throughout our organization. In addition to share ownership, we have implemented incentive compensation programs which align our managers' economic interests with those of our share owners.

PARTNERSHIP WITH THE COCA-COLA COMPANY

     The Coca-Cola Company is an integral business partner in our success. The Coca-Cola Company is the sole supplier of syrup used in the majority of our products, providing national advertising and a variety of local media advertising and marketing program support. The chairman and three other members of our Board of Directors are current or former executives of The Coca-Cola Company, complementing other accomplished individuals who comprise directors elected by our share owners. The Coca-Cola Company is our largest single share owner, holding approximately 44% of our outstanding shares. The Company's success, while principally dependent on our operating expertise in the beverage industry, is enhanced by this relationship.

OPERATIONS REVIEW

     The following review of the results of operations, financial condition and cash flows of the Company should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements ("Notes"). References are made in the following discussions to specific Notes for additional information.

1994 in Review

     Comparable Results: In the opinion of management, the most meaningful comparison of operating results between 1994 and 1993 reflects 1993 (i) excluding the impact of the Omnibus Budget Reconciliation Act on deferred income taxes (as discussed later), and (ii) including the effect of 1993 acquisitions as if they occurred on January 1, 1993. Accordingly, we refer to "comparable" results in this section as the results of operations adjusted for these items.

     Operating income and earnings per share increased significantly over 1993 levels. Volume increases, continued net revenues per case increases, and moderate cost of sales per case increases generated favorable operating profit performance in 1994. This performance, combined with reduced net interest expense and a lower effective tax rate, produced significant earnings per share growth. Comparable 1994 operating income increased approximately 13% over 1993 results, with comparable earnings per share applicable to common share owners increasing 165% over 1993.

     Cash operating profit (operating income before the deduction for depreciation and amortization) is one of the key internal standards by which management measures the Company's operating performance, providing a financial view of the Company's performance from management's perspective. This measure should be construed as a supplement to, and not as an alternative to, operating income as an indicator of operating performance, and cash flows from operating activities as a measure of liquidity, each as determined in accordance with generally accepted accounting principles. Actual 1994 cash operating profit increased approximately 12% over 1993, with comparable results increasing approximately 9%. We believe that in 1995 we will again achieve our stated long-term objective of 8% comparable cash operating profit growth. We plan to achieve this objective through the successful implementation of our operating strategies.

     Net operating revenues are comprised principally of wholesale sales to retailers which account for approximately 95% of our net sales and approximately 97% of our gross profit. Net operating revenues for 1994 increased approximately 10% over 1993, while comparable net operating revenues for 1994 increased approximately 6%. The increase in comparable net revenues results from an approximate 1/2% increase in domestic net revenues per case and an approximate
4 1/2% increase in bottle and can case sales volume.

     Volume growth in 1994 resulted primarily from strong carbonated beverage growth in our core brands, and was also aided by the introduction of new products. Significant growth in noncarbonated products also contributed to total volume growth in 1994; however, noncarbonated beverages represent less than 5% of our total bottle and can case sales. While we expect continued volume growth in 1995, we do not anticipate that we will achieve growth equal to the full-year comparable growth of 4 1/2% experienced in 1994. We also experienced growth in 1994 comparable fountain gallon volume of 3 1/2% over 1993. This increase in fountain gallon volume did not have a significant effect on our operating results as operating margins on fountain sales are relatively low.

     Net revenues per case increases in 1994 reflected a combination of net selling price increases and a product mix shift into higher priced products, packages and distribution channels. Trends within fourth-quarter 1994 compared to fourth-quarter 1993 reflected steadily increasing net revenues per case growth, with December 1994 selling prices ahead of December 1993 levels by approximately 2 1/2%. Fourth-quarter 1994 selling price increases were introduced as part of a strategy to counter the significant packaging cost increases which occurred in January 1995, as discussed further below. Our strategies for net revenues per case increases include varying levels of net selling price increases and effective management of our product, package and distribution channel mix. Reflecting our decentralized organization and operating philosophy, these net revenues per case dynamics will be managed locally, based on individual market conditions and opportunities.

     Cost of wholesale sales per physical case for 1994 increased moderately from 1993 levels. Actual cost of wholesale sales per case for 1994 increased approximately 1/2% over 1993, while comparable domestic cost of sales decreased approximately 1/2%. This decrease is primarily attributable to favorable packaging cost decreases which more than offset ingredient cost increases. The cost of aluminum increased significantly effective January 1, 1995, representing the most significant increase in our industry in 20 years. This increase will affect all beverage bottling industry participants in 1995 in varying degrees. Based on January 1995 cost increases, we estimate that total cost of sales per case for the first quarter of 1995 will increase by approximately 5% to 7% over 1994 levels. This increase would be approximately 8% to 10% without the favorable effect resulting from the depletion of year-end 1994 inventory with carrying costs significantly below our first-quarter 1995 costs. Compared to 1994 levels, cost of sales increases due to aluminum costs after the first quarter of 1995 will be approximately 8% to 10%, dependent on aluminum market conditions in the remainder of the year. To the extent such cost increases cannot be offset by net revenues per case increases, our results of operations could be negatively impacted. Based on current market conditions, we believe that 1995 cost increases can be offset with the attainment of net revenues per case increases; however, there is no assurance this will occur.

     Selling, general and administrative expenses for 1994 increased approximately 9% from 1993, primarily as a result of the increased case sales volume and acquisitions during 1994 and 1993. Selling, general and administrative expenses as a percentage of sales decreased slightly from 31.3% in 1993 to 31.1% in 1994.

     Interest expense decreased in 1994 when compared to 1993, reflecting the decreased debt balance in 1994 and a lower weighted average borrowing rate of 7.2% for 1994 compared to 7.6% for 1993. We anticipate that interest expense will increase approximately 10% in 1995 due to higher interest rates combined with a higher debt balance resulting from acquisitions and share repurchases.

     Income taxes decreased as a percentage of earnings before income taxes in 1994 when compared to 1993, reflecting a lower effective tax rate of approximately 46% for 1994, compared to 55% (excluding the one-time charge) for 1993. The change in the effective tax rate from 1993 to 1994 is principally due to the level of pretax income in each period and the relationship of nondeductible expenses to pretax income.

CASH FLOW AND LIQUIDITY REVIEW

Capital Resources

     Our external sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. We believe that adequate long-term and short-term capital resources, exclusive of our operating cash flows, are available to satisfy our capital expenditure, acquisition and share repurchase programs; and to satisfy scheduled debt maturities, interest payments, income tax obligations, and dividend payments to our share owners.

     Long-term Capital Resources: In addition to the availability of equity markets as a source of long-term financing, the Company has registered debt securities with the Securities and Exchange Commission under a shelf registration enabling the Company to issue debt as necessary up to the amount registered for issuance. Approximately $871 million of this shelf registration remains unissued and may be issued from time to time at fixed or floating interest rates, as selected by the Company at the time of issuance.

     Short-term Capital Resources: We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper program. Our commercial paper program is supported by a revolving bank credit agreement maturing in December 1999 and two short-term credit facilities aggregating $1.2 billion. An aggregate $828 million of commercial paper borrowings supported by these agreements were outstanding at December 31, 1994. The Company intends to refinance borrowings under its commercial paper program on a long-term basis, either through continued short-term borrowings or through other available sources of long-term financing.

Summary of Cash Activities

     Cash and cash equivalents increased approximately $11 million in 1994. Our principal sources of cash consisted of those provided from operations of $631 million and the issuance of debt aggregating $355 million. Our primary uses of cash were for capital expenditures totaling $366 million and payments on debt aggregating $562 million.

Cash Operating Activities

     Net cash provided by operating activities in 1994 increased approximately 28% over 1993, primarily resulting from a higher income level in 1994 and favorable working capital cash changes. The increase in depreciation expense in 1994 reflects the results of capital spending and acquisitions. The increase in amortization expense in 1994 primarily reflects (i) franchise amortization resulting from the full-year effect of the June 1993 acquisitions (refer to Note
2), (ii) additional restricted stock grants (refer to Note 9), and (iii) first-time grants of performance-vested executive stock options (refer to Note
9).

     Cash Taxes: During 1987, the Company filed elections under Section 338 of the Internal Revenue Code relating to various bottling companies acquired in 1986. Tax operating loss carryforwards (which can be used to reduce future taxable income) aggregating $840 million have arisen principally from accelerated franchise amortization for tax purposes and the additional tax deductions resulting from such elections. This acceleration begins declining in 1995. Because of declining deductions and anticipated future increases in earnings, the Company expects its cash income tax obligations to increase significantly beginning in 1996. In 1996, we estimate cash tax payments to be in the range of $75 million to $100 million; however, this estimate will vary based on actual levels of future earnings and the availability of future deductions related to certain business activities, including acquisitions.

Investing Activities

     Our capital expenditure requirements are expected to be financed primarily with funds generated from operating activities. Generally, cash flows from operations and proceeds from the sale of assets during the past three years have been sufficient to finance our capital expenditure requirements.

     Cash used in investing activities decreased approximately 40% in 1994 primarily as a result of acquisition activity during 1993. Capital expenditures in 1994 increased approximately 4% over 1993. We expect capital expenditures in 1995 to approximate $400 million.

     Acquisition Cash Expenditures: In the past nine years, the Company has acquired numerous bottlers for an aggregate purchase price of approximately $5.6 billion. Our sources of capital allow us to maintain flexibility for acquisitions that offer opportunities to implement our operating strategies and to achieve an acceptable rate of return. We will continue domestic and international acquisitions provided such opportunities are expected to increase share-owner value over the long term.

     In January 1995, we purchased The Wichita Coca-Cola Bottling Company in Wichita, Kansas, for an aggregate purchase price of $150 million in cash. The acquired territories cover much of Kansas and portions of Colorado, Nebraska and Missouri. Also in January 1995, we sold our investment in Jackson Coca-Cola Bottling Company in Jackson, Mississippi, for $17 million in cash resulting in a pretax gain of approximately $9 million ($0.04 per common share) in 1995.

Financing Activities

     In 1994, we used $246 million for financing activities compared with 1993 when $133 million in cash funds were provided from financing activities. This difference results primarily from using available cash to reduce our debt balance by $207 million in 1994, compared to a net increase in debt of $154 million in 1993. Stock options exercised throughout 1994 provided cash of $15 million. In August 1994, we began a share repurchase program under which we may repurchase up to ten million shares of our outstanding common stock. The amount of shares repurchased and the length of time required to repurchase such shares, will depend on our level of capital expenditures, acquisition opportunities, other alternative uses of cash, and market conditions. We repurchased common stock at a cost of $28 million under our share repurchase program in 1994 when compared to $17 million during 1993. Other financing activities primarily include a collateral deposit related to interest rate swaps, and changes in the market value of Eurodollar futures contracts (refer to Note 5).

FINANCIAL POSITION

Assets

     The increase in trade accounts receivable results primarily from increased revenues in December 1994 when compared to December 1993. Increased December 1994 production levels resulted in an increase in ending inventories, and accounts payable and accrued liabilities when compared to 1993. The decrease in franchise and other noncurrent assets results primarily from amortization of franchise assets.

Liabilities and Equity

     Amounts due to The Coca-Cola Company in 1994 represent amounts payable for purchases of ingredients and are net of $17 million in amounts receivable for marketing support payments. Because of the timing of receipts for marketing support payments in 1993, we had an amount due from The Coca-Cola Company at December 31, 1993, of $13 million, net of $37 million in amounts payable for purchases of ingredients. Total long-term debt decreased during 1994 reflecting a $306 million increase in commercial paper, more than offset by net payments of long-term debt aggregating $510 million. Lower debt balances decreased our net debt to total capital ratio from approximately 59% at year-end 1993 to approximately 56% at year-end 1994. Deferred income taxes increased $53 million in 1994 when compared to 1993, primarily as a result of increased earnings during 1994. The favorable change in the cumulative translation adjustment results from the strength of the Dutch florin versus the dollar during 1994.

Contingencies

     Legislation: We are subject to laws and regulations pertaining to special soft drink taxes, forced deposit legislation, restrictive packaging measures and escheats/unclaimed deposits. We have taken actions to mitigate the adverse effects resulting from legislation which imposes additional costs on the Company and to inform consumers of the resulting effects on product pricing. Such laws and regulations are receiving increased attention by the legislatures of states and by the Congress of the United States. We are presently unable to quantify the impact on current and future operations which may result from legislation enacted in the future, but we view this legislation to be potentially significant if widely enacted.

     Environmental Contingencies: We are responsible for the required removal, replacement, or modification of underground fuel storage tanks, and any required soil and groundwater remediation resulting from leaking tanks, to satisfy regulations which go into effect in varying stages through 1998. The Company estimates completion of its tank removal and replacement program in 1995, with related soil and groundwater remediation continuing through 2002. Expenditures for tank removal, replacement and remediation are estimated to aggregate between $20 million to $25 million through 2002. Ongoing environmental compliance costs, including routine maintenance, monitoring and similar costs, are not significant. The Company also incurs costs in connection with other environmental programs covering the discharge of materials and waste water treatment. The Company expects to spend an aggregate $15 million over the next two years related to such programs. Long-term expenditures for these programs are not currently estimable.

     Expenditures aggregating $12 million, $9 million and $8 million were made in 1994, 1993 and 1992 in connection with the above environmental programs. The Company believes that any amount it may be required to pay in excess of amounts recorded or disclosed above would not have a material adverse effect on its financial condition, cash flow or results of operations.

     The Company has been named as a potentially responsible party (PRP) for the costs of remediation of hazardous waste at federal or state "Superfund" sites. At January 30, 1995, there were six federal sites where the Company's involvement or liability as a PRP was unresolved. In addition, there were eight other federal and five state sites at which it had been concluded that the Company has no responsibility, ultimate liability amounts would be less than $100,000 or payments made to date by the Company would be sufficient to satisfy all liability of the Company. Under current law, the Company's liability for clean-up of "Superfund" sites may be joint and several with other PRPs, regardless of the extent of the Company's use in relation to other users. As to any site where the Company may be liable, the Company has determined that there are other PRPs who are financially solvent as well, and that any hazardous waste deposited by the Company is minimal compared to amounts deposited by financially solvent PRPs. The Company believes that any ultimate additional liability to the Company will not have a material effect on its financial position or results of operations.

INTEREST RATE AND CURRENCY RISK MANAGEMENT

     Interest Rates: The Company uses interest rate swaps and other risk management instruments to manage its fixed/floating debt profile (refer to Note
5). The use of interest rate swaps and other risk management instruments had a favorable impact on interest expense of $12 million and $7 million in 1994 and 1993, respectively. A 1% increase or decrease in market interest rates would have increased or decreased interest expense for 1994 and 1993 by $8 million and $4 million, respectively.

     Interest rate derivatives generally involve exchanges of interest payments based upon fixed and floating interest rates without exchanges of underlying face (notional) amounts of the designated hedges. The Company continually evaluates the credit quality of counterparties on interest rate swaps and other risk management instruments and does not currently believe that there is a significant risk of nonperformance by any of the counterparties.

     Currency: Our international operations represented less than 5% of consolidated net revenues and assets in 1994. However, as a result of our Netherlands operations, we are exposed to fluctuations in the exchange rate for the Dutch florin. We attempt to reduce our exposure to currency fluctuations through the use of currency forwards and options which hedge certain intercompany interest payments denominated in Dutch florins (refer to Note 5). During 1994 and 1993, losses on currency forwards and options were less than $1 million in each year.

     As currency exchange rates fluctuate, translation of the statements of operations of international businesses into U.S. dollars affects comparability of revenues and expenses between years. None of the components of consolidated results of operations were materially affected by exchange rate fluctuations in 1994 and 1993.

COMPARISONS OF PREVIOUSLY REPORTED FISCAL PERIODS

Operations Review -- 1993 to 1992

     Comparable Results: Operating results for 1993 and 1992 included significant one-time charges and acquisitions which materially affected reported results of operations and net income per common share.

     1993: In 1993, (i) we amended our postretirement benefit plans resulting in a decrease to postretirement benefit expense in 1993 of $31 million ($0.15 per common share); (ii) the Omnibus Budget Reconciliation Act was signed into law resulting in a one-time, noncash earnings charge of $40 million ($0.31 per common share) to adjust deferred taxes (refer to Note 12); and (iii) we acquired significant bottling businesses in June 1993.

     1992: In 1992, we adopted Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS
106), and Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). The cumulative effect of adopting FAS 106 and FAS 109 resulted in one-time, noncash earnings charges of $148 million ($1.15 per common share) and $23 million ($0.18 per common share), respectively (refer to Notes 11 and 12). Also in 1992, the additional expense resulting from FAS 106 totaled $30 million ($0.14 per common share).

     In the opinion of management, the most meaningful comparison of operating results between 1993 and 1992 reflects (i) 1993 excluding the one-time income tax charge and the results of operations of significant 1993 acquisitions; and
(ii) 1992 excluding one-time charges resulting from the adoption of FAS 106 and FAS 109, and increased expense resulting from FAS 106. Accordingly, we refer to "comparable" results in this section as the results of operations adjusted for these items.

     Operating income, earnings per share and cash operating profit increased significantly in 1993 over 1992 levels. Cash operating profit (operating income before the deduction for depreciation and amortization) is one of the key internal standards by which management measures the Company's operating performance, providing a financial view of the Company's performance from management's perspective. This measure should be construed as a supplement to, and not as an alternative to, operating income as an indicator of operating performance, and cash flows from operating activities as a measure of liquidity, each as determined in accordance with generally accepted accounting principles. Operating income and cash operating profit increased approximately 26% and 16% over

1992, respectively. Comparable operating income and cash operating profit increased approximately 12% and 8% over 1992, respectively. Comparable earnings per share increased from $0.03 in 1992 to $0.20 in 1993.

     Net operating revenues for 1993 increased approximately 7% over 1992, driven primarily by an approximate 5 1/2% increase in actual bottle and can physical case sales volume in 1993 achieved through volume increases and the effects of acquisitions in 1993 and 1992. Comparable net operating revenues for 1993 increased approximately 4% over 1992, resulting from an approximate 1/2% increase in net revenues per case and an approximate 2% increase in bottle and can case sales volume. Net revenues per case increased in 1993 partially from shifts into higher priced products and packages. Volume growth in 1993 was aided by the introductions of new products in 1993 and our marketing efforts for these products. Volume growth in 1993 for The Coca-Cola Company products and the soft drink industry was significantly influenced by the fountain segment of the business. We experienced comparable growth in fountain sales of approximately
8 1/2% in 1993.

     Cost of wholesale sales per physical case for 1993 decreased approximately 1 1/2% from 1992, primarily attributable to favorable packaging and ingredient costs. Comparable cost of sales per case for 1993, excluding fountain sales, decreased approximately 2% from 1992.

     Selling, general and administrative expenses for 1993 increased approximately 6 1/2% over 1992, resulting primarily from increased case sales volume and acquisitions during the year. Comparable selling, general and administrative expenses as a percentage of sales increased from 30.8% in 1992 to 31.3% in 1993. Increases in administrative expenses are attributable to achievement during 1993 of our fully implemented decentralized organizational structure.

     Interest expense increased in 1993 when compared to 1992, reflecting an increase in the average debt balance resulting from acquisitions and a higher weighted average borrowing rate resulting principally from fixed-rate financings which occurred during 1992.

     Income taxes increased in 1993 principally as a result of the Omnibus Budget Reconciliation Act which increased the corporate marginal income tax rate by 1%, from 34% to 35%. This rate change resulted in a one-time, noncash charge of approximately $40 million ($0.31 per common share) necessary to adjust deferred income taxes to the higher rate. Our effective tax rates for 1993 and 1992 were approximately 55% (excluding the one-time noncash charge) and 25%, respectively. The change in the effective tax rate for 1993 from 1992 was principally due to the level of pretax income in each period and the relationship of nondeductible expenses to pretax income.

Cash Flows Review -- 1993 to 1992

     Summary: Cash and cash equivalents increased approximately $5 million in 1993. Our principal sources of cash in 1993 consisted of those provided from operations of $493 million and the issuance of debt aggregating $822 million. Our primary uses of cash were capital expenditures totaling $353 million, acquisitions of bottling companies for $287 million, and payments on debt aggregating $668 million.

     Cash Operating Activities: Net cash provided by operating activities in 1993 increased approximately 77% over 1992, primarily resulting from a decreased net loss and favorable working capital cash changes. The increase in depreciation and amortization expense in 1993 reflects the results of capital spending and 1993 acquisitions. The 1993 increase in the deferred income tax provision primarily reflects the $40 million one-time adjustment of deferred taxes, in addition to pretax earnings during 1993.

     Investing Activities: In 1993, we acquired bottling companies for an aggregate purchase price of approximately $426 million, and at a cash cost of $287 million (refer to Note 2).

     Financing Activities: In 1993, net cash was provided from financing activities in the amount of $133 million, while we used $39 million for net financing activities in 1992. The use of funds in 1992 results primarily from a net reduction in our debt balance of $33 million.

OUTLOOK

     Our merger with Johnston Coca-Cola Bottling Group, Inc. in 1991 initiated a dramatic and strategic reorganization of the combined companies. In early 1992, our new management team determined that the significant organizational and operational changes required for the Company to operate successfully would take approximately two years to implement. The basics of this reorganization were substantially complete in 1993. Competitive pressures from within the marketplace, and the unpredictable economic environment, present a constant challenge to our industry. We believe our strong operating performance during the two-year restructuring period, and in 1994, demonstrates that under constantly changing business, economic and industry conditions, we are able to achieve and even exceed our operating and financial objectives over the long term. We also believe that positive trends in revenues, gross profit, earnings per share and other important financial measures, demonstrate that we are focused on, and capable of, providing value to our share owners into the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           COCA-COLA ENTERPRISES INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                              (In millions except
                                per share data)

                                                                      1994     1993     1992
                                                                     ------   ------   ------
Net Operating Revenues.............................................  $6,011   $5,465   $5,127
Cost of sales (purchases from The Coca-Cola Company -- $1,683,
  $1,392 and $1,308, respectively).................................   3,703    3,372    3,219
                                                                     ------   ------   ------
Gross Profit.......................................................   2,308    2,093    1,908
Selling, general and administrative expenses.......................   1,868    1,708    1,602
                                                                     ------   ------   ------
Operating Income...................................................     440      385      306
Interest expense, net..............................................     310      328      312
Other nonoperating deductions, net.................................       3        2        6
                                                                     ------   ------   ------
Income (Loss) Before Income Taxes and Cumulative Effect of
  Accounting Changes...............................................     127       55      (12)
Income taxes:
  Expense excluding rate change....................................      58       30        3
  Rate change -- federal...........................................       -       40        -
                                                                     ------   ------   ------
Income (Loss) Before Cumulative Effect of Accounting Changes.......      69      (15)     (15)
Cumulative effect of accounting changes:
  Postretirement benefits (net of income taxes of $91).............       -        -     (148)
  Income taxes.....................................................       -        -      (23)
                                                                     ------   ------   ------
Net Income (Loss)..................................................      69      (15)    (186)
Preferred stock dividend requirements..............................       2        -        -
                                                                     ------   ------   ------
Net Income (Loss) Applicable to Common Share Owners................  $   67   $  (15)  $ (186)
                                                                     ======   ======   ======
Average Common Shares Outstanding..................................     130      129      129
                                                                     ======   ======   ======
Per Share Data:
  Income (loss) before cumulative effect of accounting changes.....  $ 0.53   $(0.11)  $(0.11)
  Cumulative effect of accounting changes:
     Postretirement benefits.......................................       -        -    (1.15)
     Income taxes..................................................       -        -    (0.18)
  Preferred stock dividend requirements............................    0.01        -        -
  Net income (loss) applicable to common share owners..............    0.52    (0.11)   (1.45)

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COCA-COLA ENTERPRISES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                                   1994      1993      1992
                                                                   -----     -----     -----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................................  $  69     $ (15)    $(186)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Cumulative effect of accounting changes.....................      -         -       171
     Depreciation................................................    282       254       227
     Amortization................................................    179       165       162
     Deferred income taxes.......................................     46        60       (21)
     Changes in current assets and current liabilities...........     58        22      (116)
     Other nonoperating cash flows...............................     (3)        7        42
                                                                   -----     -----     -----
Net cash provided by operating activities........................    631       493       279
                                                                   -----     -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.............................................   (366)     (353)     (291)
Proceeds from the sale of property, plant and equipment..........     18        19        20
Acquisitions of and investments in businesses, net of cash
  acquired (amounts paid to The Coca-Cola Company were $260 in
  1993 and $11 in 1992)..........................................    (20)     (287)      (27)
Other investing activities.......................................     (6)        -         -
                                                                   -----     -----     -----
Net cash used in investing activities............................   (374)     (621)     (298)
                                                                   -----     -----     -----
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of debt...............................    355       822     2,218
Payments on debt.................................................   (562)     (668)   (2,251)
Purchase of treasury stock.......................................    (28)      (17)        -
Dividends on common and preferred stock..........................     (7)       (6)       (6)
Proceeds from issuance of common stock...........................     15         2         -
Other financing activities.......................................    (19)        -         -
                                                                   -----     -----     -----
Net cash provided by (used in) financing activities..............   (246)      133       (39)
                                                                   -----     -----     -----
Net Increase (Decrease) in Cash and Cash Equivalents During the
  Year...........................................................     11         5       (58)
Cash and cash equivalents at beginning of year...................     11         6        64
                                                                   -----     -----     -----
Cash and Cash Equivalents at End of Year.........................  $  22     $  11     $   6
                                                                   =====     =====     =====

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COCA-COLA ENTERPRISES INC.
                          CONSOLIDATED BALANCE SHEETS
                        (In millions except share data)

                                                                            DECEMBER 31,
                                                                         -------------------
                                                                          1994         1993
                                                                         ------       ------
                                           ASSETS
CURRENT
Cash and cash equivalents, at cost.....................................  $   22       $   11
Amounts due from The Coca-Cola Company.................................       -           13
Trade accounts receivable, less allowances of $34 and $33,
  respectively.........................................................     467          442
Inventories:
   Finished goods......................................................     170          134
   Raw materials.......................................................      41           48
   Other...............................................................      25           18
                                                                         ------       ------
                                                                            236          200
Prepaid expenses and other assets......................................      85           80
                                                                         ------       ------
          Total Current Assets.........................................     810          746

PROPERTY, PLANT AND EQUIPMENT
Land...................................................................     170          163
Buildings and improvements.............................................     661          622
Machinery and equipment................................................   2,390        2,132
                                                                         ------       ------
                                                                          3,221        2,917
Less allowances for depreciation.......................................   1,352        1,121
                                                                         ------       ------
                                                                          1,869        1,796
Construction in progress...............................................      94           94
                                                                         ------       ------
                                                                          1,963        1,890
FRANCHISE AND OTHER NONCURRENT ASSETS..................................   5,965        6,046
                                                                         ------       ------
                                                                         $8,738       $8,682
                                                                         ======       ======
                            LIABILITIES AND SHARE-OWNERS' EQUITY
CURRENT
Accounts payable and accrued expenses..................................  $  795       $  699
Amounts due to The Coca-Cola Company...................................       3            -
Current maturities of long-term debt...................................     291          308
                                                                         ------       ------
          Total Current Liabilities....................................   1,089        1,007

LONG-TERM DEBT.........................................................   3,896        4,083
DEFERRED INCOME TAXES..................................................   1,884        1,831
OTHER LONG-TERM OBLIGATIONS............................................     530          501
SHARE-OWNERS' EQUITY
Preferred stock, $35 stated value -- 1,000,000 shares authorized and
  issued...............................................................      29           29
Common stock, $1 par value -- Authorized -- 500,000,000 shares;
  Issued 143,841,182 shares and 142,182,183 shares, respectively.......     144          142
Paid-in capital........................................................   1,301        1,280
Reinvested earnings....................................................      70            9
Cumulative translation adjustment......................................      21           (3)
Common stock in treasury, at cost (14,636,598 shares and 13,004,598
  shares, respectively)................................................    (226)        (197)
                                                                         ------       ------
                                                                          1,339        1,260
                                                                         ------       ------
                                                                         $8,738       $8,682
                                                                         ======       ======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                           COCA-COLA ENTERPRISES INC.
                CONSOLIDATED STATEMENTS OF SHARE-OWNERS' EQUITY
                      (In millions except per share data)

                                                PREFERRED   COMMON   PAID-IN   REINVESTED   TRANSLATION  TREASURY   SHARE-OWNERS'
     THREE YEARS ENDED DECEMBER 31, 1994          STOCK     STOCK    CAPITAL    EARNINGS    ADJUSTMENT    STOCK        EQUITY
 ---------------------------------------------  ---------   ------   -------   ----------   ----------   --------   -------------
BALANCE AT DECEMBER 31, 1991..................    $   -     $ 141    $ 1,264      $ 224        $  -       $ (187)      $ 1,442
Issuance of shares under stock award plan.....        -         1         11          -           -            -            12
Unamortized cost of restricted shares
  issued......................................        -         -        (12)         -           -            -           (12)
Amortization of restricted shares cost........        -         -          4          -           -            -             4
Dividends on common stock (per share-$0.05)...        -         -          -         (6)          -            -            (6)
Net loss......................................        -         -          -       (186)          -            -          (186)
                                                  -----     -----    -------      -----        ----       ------       -------
BALANCE AT DECEMBER 31, 1992..................        -       142      1,267         32           -         (187)        1,254
Issuance of shares under stock award plan.....        -         -          6          -           -            -             6
Unamortized cost of restricted shares
  issued......................................        -         -         (6)         -           -            -            (6)
Amortization of restricted shares cost........        -         -          2          -           -            -             2
Conversion of executive deferred compensation
  to equity...................................        -         -          9          -           -            -             9
Purchase of common stock for treasury.........        -         -          -          -           -          (17)          (17)
Issuance of preferred stock
  to effect acquisition.......................       29         -          -          -           -            -            29
Issuance of treasury stock to effect
  acquisition.................................        -         -          -         (2)          -            7             5
Exercise of employee stock options............        -         -          2          -           -            -             2
Translation adjustment........................        -         -          -          -          (3)           -            (3)
Dividends on common stock (per share-$0.05)...        -         -          -         (6)          -            -            (6)
Net loss......................................        -         -          -        (15)          -            -           (15)
                                                  -----     -----    -------      -----        ----       ------       -------
BALANCE AT DECEMBER 31, 1993..................       29       142      1,280          9          (3)        (197)        1,260
Issuance of executive stock options...........        -         -         10          -           -            -            10
Unamortized cost of executive stock options...        -         -        (10)         -           -            -           (10)
Issuance of shares under stock award plan.....        -         1         20          -           -            -            21
Unamortized cost of restricted shares
  issued......................................        -         -        (21)         -           -            -           (21)
Amortization of restricted shares and
  executive stock options cost................        -         -          7          -           -            -             7
Forfeiture of restricted shares issued........        -         -          1          -           -           (1)            -
Purchase of common stock for treasury.........        -         -          -          -           -          (28)          (28)
Exercise of employee stock options............        -         1         14          -           -            -            15
Translation adjustment........................        -         -          -          -          24            -            24
Dividends on common stock (per share-$0.05)...        -         -          -         (6)          -            -            (6)
Dividends on preferred stock (see Note 7).....        -         -          -         (2)          -            -            (2)
Net income....................................        -         -          -         69           -            -            69
                                                  -----     -----    -------      -----        ----       ------       -------
BALANCE AT DECEMBER 31, 1994..................    $  29     $ 144    $ 1,301      $  70        $ 21       $ (226)      $ 1,339
                                                  =====     =====    =======      =====        ====       ======       =======

          The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                           COCA-COLA ENTERPRISES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Company's fiscal year ends on December 31. Certain previously reported amounts have been reclassified to conform to the 1994 presentation.

     Net Income (Loss) Per Common Share: Net income (loss) per common share is computed by dividing net income (loss) applicable to common share owners by the weighted average number of common shares outstanding.

     Cash Equivalents: Cash equivalents include all highly liquid debt instruments purchased with original maturities less than three months. The fair value of cash and cash equivalents approximates their carrying amount.

     Concentrations of Credit Risk: The Company sells products to chain store and other customers and extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses.

     Inventories: In the second quarter of 1994, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change did not have a significant effect on results of operations for 1994, nor is it anticipated that it will have a material effect on future periods. Prior to this change, the Company's inventory costs would not have differed significantly under the two methods. The FIFO method is the predominant accounting method used in the Company's industry.

     Property, Plant and Equipment: Property, plant and equipment are stated at cost, less allowances for depreciation. Depreciation expense is computed using the straight-line method over the estimated useful lives of the related assets. The annual rates of depreciation are 3% to 5% for buildings and improvements and 7% to 34% for machinery and equipment. Leasehold improvements are amortized over the remaining lease term.

     Franchise Assets: The Company operates under franchise agreements with The Coca-Cola Company and certain other licensers of nonalcoholic beverage products. These agreements include certain production, distribution and marketing performance obligations and give the Company the right to distribute and sell products of the franchiser within a specified territory. The majority of our products are covered by agreements which are perpetual in nature and reflect a long and ongoing relationship with The Coca-Cola Company and other franchisers. The Company's agreement covering its operations in the Netherlands is not perpetual solely due to the fact that none of The Coca-Cola Company's franchise agreements outside the United States are perpetual. The Company believes this agreement will continue to be renewed upon expiration and that the economic period of benefit is ongoing.

     Franchise assets, which are stated at cost, are amortized on a straight-line basis generally over the maximum allowed estimated period of benefit of 40 years. Accumulated amortization amounted to $895 million and $738 million at December 31, 1994 and 1993, respectively.

     Impairment of Long-Lived Assets: In the event that facts and circumstances indicate that the cost of franchise assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Self Insurance: The Company is generally self-insured for losses and liabilities related primarily to workers' compensation, health and welfare claims, physical damage to property, business interruption resulting from certain events, and comprehensive general, product and vehicle liability. Losses are accrued based upon the Company's estimates of the aggregate liability for claims incurred using certain actuarial assumptions followed in the insurance industry and based on Company experience.

     Environmental Compliance and Remediation: Environmental compliance costs include ongoing maintenance, monitoring and similar costs. Such costs are expensed as incurred. Environmental remediation costs are accrued, except to the extent costs can be capitalized, when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Environmental costs which improve the condition of a property as compared to the condition when constructed or acquired are capitalized.

     Postretirement Benefits Other Than Pensions: In 1992, the Company adopted FAS 106, a method of accounting for postretirement benefits by accrual of the costs of such benefits during the periods employees provide service to the Company. The Company previously accounted for such costs as expense when incurred. The effect on years prior to 1992, representing that portion of future retiree benefit costs related to past service of both active and retired employees at the date of adoption, was reported in 1992 as the cumulative effect of an accounting change.

     Income Taxes: In 1992, the Company changed its method of accounting for income taxes from the deferred method under Accounting Principles Board Statement No. 11 to the liability method by adopting FAS 109. FAS 109 requires that deferred tax liabilities and assets be established based on the difference between the financial statement and income tax bases of assets and liabilities using existing tax rates. The effect on years prior to 1992 of adopting FAS 109 was reported in 1992 as the cumulative effect of an accounting change.

     Currency Translation: Assets and liabilities of the Netherlands operations are translated from Dutch florins into dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are reflected in share-owners' equity.

     Derivative Financial Instruments: The Company employs (i) interest rate swaps, futures, and options, and (ii) currency forwards and options in the management of interest rate and currency exposures. The Company designates interest rate swaps, futures and options as hedges of specific debt instruments and recognizes interest differentials as adjustments to interest expense as the differentials occur. Realized and unrealized gains and losses arising from currency forwards and options are recognized in income as offsets to gains and losses resulting from the underlying hedged transactions. The Company does not hold or issue financial instruments for trading purposes.

     Marketing Costs: The Company participates in various advertising and marketing programs with The Coca-Cola Company and other franchisers. Certain of the Company's costs incurred in connection with these programs are reimbursed. All costs related to marketing and advertising the Company's products are expensed in the period incurred or expensed ratably over the year in relation to revenues or certain other performance measures.

NOTE 2.  ACQUISITIONS AND DIVESTITURES

     Upon acquisition of companies having franchise agreements, the Company owns the right to market, distribute and produce beverage products of The Coca-Cola Company and/or other beverage products in the territories of the acquired companies. All the Company's acquisitions in

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1994, 1993 and 1992 have been accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of acquired companies are included in the consolidated statements of operations of the Company as of their respective acquisition dates. The assets and liabilities of acquired companies are included in the Company's consolidated balance sheets at their estimated fair values on the date of acquisition.

     In 1994, the Company acquired a bottling operation in Shelbyville, Kentucky for an aggregate purchase price of approximately $6 million. In January 1994, the Company purchased approximately 4% of the outstanding common stock (9% of the voting shares) of The Coca-Cola Bottling Company of New York, Inc. ("KONY") for $6 million in cash. The Company has a five year right of first refusal on the KONY shares held by The Coca-Cola Company, with the option to enter into negotiations with The Coca-Cola Company for its remaining shares after two years. During 1994, the Company purchased approximately $8 million of the preferred stock of a manufacturer supplying certain packaging used in the Company's manufacturing process (refer to Note 15).

     On June 30, 1993, the Company acquired, from The Coca-Cola Company, the stock of (i) Coca-Cola Beverages Nederland B.V. in the Netherlands; (ii) Roddy Coca-Cola Bottling Company, Inc. in Knoxville, Tennessee; and (iii) Coca-Cola Bottling Company of Johnson City, in Johnson City, Tennessee for an aggregate purchase price of $366 million in cash and assumed debt. The following presents unaudited pro forma results of operations of the Company assuming these acquisitions occurred as of January 1, 1992 (in millions except per share amounts):

                                                                        1993       1992
                                                                       ------     ------
    Net Operating Revenues...........................................  $5,667     $5,538
    Cost of sales....................................................   3,535      3,547
                                                                       ------     ------
    Gross Profit.....................................................   2,132      1,991
    Selling, general and administrative expenses.....................   1,741      1,670
                                                                       ------     ------
    Operating Income.................................................     391        321
    Interest expense, net............................................     334        325
    Other nonoperating deductions, net...............................       2          7
                                                                       ------     ------
    Income (Loss) Before Income Taxes and Cumulative Effect of
      Accounting Changes.............................................      55        (11)
    Income taxes:
      Expense excluding rate change..................................      30          4
      Rate change -- federal.........................................      40          -
                                                                       ------     ------
    Income (Loss) Before Cumulative Effect of Accounting Changes.....     (15)       (15)
    Cumulative effect of accounting changes..........................       -       (171)
                                                                       ------     ------
    Net Income (Loss)................................................  $  (15)    $ (186)
                                                                       ======     ======
    Income (Loss) Before Cumulative Effect of Accounting Changes Per
      Common Share...................................................  $(0.11)    $(0.11)
    Net Income (Loss) Per Common Share...............................   (0.11)     (1.45)

    Depreciation.....................................................  $  266     $  248
    Amortization.....................................................     172        175

     The foregoing summary of pro forma information reflects adjustments to give effect to (i) interest expense on acquisition financing through issuance of commercial paper at an annual interest rate of 3.8% for 1992 and 3.1% for the preacquisition period in 1993; (ii) repayment of assumed debt; (iii) amortization of the franchise assets acquired in the acquisition; and (iv) the income tax effect of such pro forma adjustments.

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Also in separate transactions in 1993, the Company acquired bottling operations in Arkansas and a design and engineering company. The aggregate purchase price for these acquisitions approximated $60 million in common stock, preferred stock and debt.

     In separate transactions in 1992, the Company acquired bottling operations in Quincy, Illinois; Manchester, Georgia; Erie, Pennsylvania; and Laredo, Texas. The aggregate purchase price for these acquisitions approximated $40 million in cash and debt.

     Subsequent Acquisition and Divestiture Events -- In January 1995, the Company acquired the bottling operations of The Wichita Coca-Cola Bottling Company ("Wichita") for $150 million in cash. The Wichita bottling operations are located in portions of Colorado, Kansas, Missouri and Nebraska. Also in January 1995, the Company sold its investment in Jackson Coca-Cola Bottling Company for $17 million in cash, resulting in a pretax gain of approximately $9 million which will be recognized in 1995.

NOTE 3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES consists of the following at December 31 (in millions):

                                                                           1994     1993
                                                                           ----     ----
    Trade accounts payable...............................................  $224     $185
    Deposits on containers and shells....................................    62       53
    Accrued advertising payable..........................................   110       98
    Accrued compensation payable.........................................    98       78
    Accrued insurance payable............................................    73       62
    Accrued interest payable.............................................    84       98
    Other accrued expenses...............................................   144      125
                                                                           ----     ----
                                                                           $795     $699
                                                                           ====     ====

NOTE 4. LONG-TERM DEBT, including current maturities, consists of the following at December 31 (in millions):

                                                                        1994       1993
                                                                       ------     ------
    Commercial Paper.................................................  $  828     $  522
    8.20% Notes, due 1994............................................       -        243
    8.35% Notes, due 1995............................................     250        250
    6.50% and 7.875% Notes, due 1997.................................     300        550
    7.00% Notes, due 1999............................................     200        200
    7.875% Notes, due 2002...........................................     500        500
    8.00% Notes, due 2005............................................     250        250
    8.50% Debentures, due 2012.......................................     250        250
    8.75% Debentures, due 2017.......................................     154        154
    8.00% and 8.50% Debentures, due 2022.............................   1,000      1,000
    6.75% Debentures, due 2023.......................................     250        250
    Other long-term obligations......................................     205        222
                                                                       ------     ------
                                                                       $4,187     $4,391
                                                                       ======     ======

     Aggregate maturities of long-term debt during the next five years are as follows (in millions): 1995 -- $291; 1996 -- $36; 1997 -- $306; 1998 -- $9; and
1999 -- $1,030.

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's commercial paper program is supported by a revolving bank credit agreement maturing in December 1999 and two short-term credit facilities, aggregating $1.2 billion. An aggregate $828 million of commercial paper supported by these agreements was outstanding at December 31, 1994. The weighted average interest rates of borrowings under the commercial paper program were approximately 4.5% and 3.2% for 1994 and 1993, respectively.

     The revolving bank credit agreement and/or the outstanding notes and debentures contain various provisions which, among other things, require the Company to (i) maintain a defined leverage ratio and (ii) limit the incurrence of certain liens or encumbrances in excess of defined amounts. None of these restrictions negatively impact the Company's liquidity or capital resources at this time.

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

     Interest Rate Risk Management: The Company uses interest rate swaps and other risk management instruments to manage its fixed/floating debt profile. The use of interest rate swaps and other risk management instruments had a favorable impact on interest expense of $12 million and $7 million in 1994 and 1993, respectively. Significant instruments held by the Company at December 31, 1994 and 1993, are described below.

     At December 31, 1994 and 1993, the Company was party to an interest rate swap with a notional amount of $150 million. This swap, which expires in December 1996, changes the floating interest rate exposure on $150 million of commercial paper to fixed interest rate exposure.

     At December 31, 1994 and 1993, the Company was party to two additional interest rate swaps with notional amounts totaling $493 million and $500 million, respectively, which changed fixed interest rate exposure on certain debentures to floating interest rate exposure. These swaps change the interest rate exposure of (i) the $250 million 8% debentures due 2022 and (ii) $243 million and $250 million at December 31, 1994 and 1993, respectively, of the $750 million 8.5% debentures due 2022. The notional amounts of these swaps are amortized (i.e., reduced) quarterly based on interest rate fluctuations. The notional amount ($250 million) of the swap entered into in 1991, with a final maturity date in 2013, began being amortized in 1994, while the notional amount ($250 million) of the swap entered into in 1993, with a final maturity date in 2023, will begin to amortize in 1996. The expiration dates of these swaps are the earlier of (i) the notional amounts being reduced to zero or (ii) the final maturity dates.

     The fixed to floating swaps are subject to a bilateral security agreement allowing one party to the agreement to require the second party to the agreement to establish a cash collateral account equal to the fair value of the swap adjusted by a threshold amount. Collateral amounts deposited by the Company totaled $31 million at December 31, 1994.

     The Company uses Eurodollar futures contracts to hedge its floating interest rate exposure on portions of the above swaps. At December 31, 1994 and 1993, the Company was party to Eurodollar futures contracts with notional amounts aggregating $250 million extending through June 1996. At December 31, 1993, the Company had additional Eurodollar futures contracts outstanding with notional amounts aggregating $250 million through September 1994. Deferred gains/(losses) were $8 million and ($5) million at December 31, 1994 and 1993, respectively. Deferred gains or losses are amortized as adjustments to interest expense over the three-month contract period which begins at the final settlement date of each contract.

     The Company uses LIBOR caps to reduce the potential impact of increases in interest rates on commercial paper. LIBOR caps effectively limit the Company's interest costs on specified amounts of commercial paper to a maximum rate. Premiums paid for LIBOR caps are amortized to interest

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expense over the terms of the LIBOR caps. During 1994 and 1993, the Company had LIBOR caps outstanding with notional amounts ranging from $50 million to $600 million. At December 31, 1994 and 1993, the Company had $50 million and $300 million, respectively, of LIBOR caps outstanding. No amounts were received during 1994 or 1993 under LIBOR cap agreements.

     Currency Risk Management: The Company uses currency forwards and options to hedge intercompany interest payments from the Netherlands. At December 31, 1994 and 1993, the Company had currency forwards and options, all having maturities of less than one year, to exchange Dutch florins for U.S. dollars in the amount of $1 million and $4 million, respectively. During 1994 and 1993, currency forwards and options to exchange Dutch florins for U.S. dollars in the amount of $15 million and $4 million, respectively, settled or expired resulting in realized losses of less than $1 million each year. Amounts deferred at December 31, 1994 and 1993, for currency forwards and options were not significant.

     Credit Risk: The Company is exposed to credit losses in the event of nonperformance by counterparties on interest rate swaps and other risk management instruments. The Company does not believe that there currently is a significant risk of nonperformance by any of the parties to the interest rate swaps and other risk management instruments. Amounts due to the Company under these agreements were not significant at December 31, 1994.

NOTE 6.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The carrying amounts and fair values of the Company's financial instruments at December 31 were as follows (in millions; (liability)/asset):

                                                            1994                 1993
                                                     ------------------   ------------------
                                                     CARRYING    FAIR     CARRYING    FAIR
                                                      AMOUNT     VALUE     AMOUNT     VALUE
                                                     --------   -------   --------   -------
    Cash and cash equivalents......................  $     22   $    22   $     11   $    11
    Long-term debt.................................    (4,187)   (4,060)    (4,391)   (4,783)
    Warrants.......................................        --        (8)        --       (58)
    Futures contracts..............................        --         8         --        (5)
    Interest rate swaps............................        --       (49)        --        (5)

     The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

          Cash and cash equivalents: The carrying amount reported in the balance sheets for cash and cash equivalents approximates fair value.

          Long-term debt and warrants: The carrying amounts of commercial paper, variable rate debt and other short-term borrowings approximate their fair values. The fair values of the Company's long-term debt, representing the amount at which the debt could be exchanged on the open market, are determined based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The Company does not anticipate any significant refinancing activities which would settle long-term debt at fair value. The fair values of the Company's warrants are estimated based on valuations from major investment banks.

          Derivatives: The fair values of the Company's futures contracts are estimated based on current settlement values. The fair values of the Company's interest rate swaps are estimated based on valuations from major investment banks.

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7.  PREFERRED STOCK

     In connection with the 1993 acquisition of the Coca-Cola Bottling Company of Northeast Arkansas, Inc., the Company issued 1,000,000 shares of nonvoting convertible preferred stock with a stated value of $35 per share. Each share is convertible into one share of common stock at any time at the option of the holder. The preferred stock may be called by the Company at any time for cash equal to its stated value plus accrued dividends. The preferred stock pays cumulative cash dividends of 3% per annum for the first five years, 4.29% per annum for the following five years, adjusting to an annual rate equal to LIBOR plus 1% thereafter. Adjustment of the stated value of the preferred stock to its estimated fair value at date of issuance of approximately $29 million, results in an annual dividend cost of approximately 6%.

NOTE 8.  SHARE REPURCHASES

     In August 1994, the Company began a share repurchase program under which the Company may repurchase up to ten million shares of its outstanding common stock. The amount of shares repurchased and the length of time required to repurchase such shares will depend on the Company's level of capital expenditures, acquisition opportunities, other alternative uses of cash, and market conditions. As of December 31, 1994, the Company had repurchased 1,558,000 shares of common stock under the program for an aggregate cost of approximately $28 million. In a separate program during 1993, the Company repurchased 1,153,900 shares of its common stock for an aggregate cost of approximately $17 million.

     Repurchased shares are added to treasury stock and are available for general corporate purposes including the funding of various employee benefits and compensation plans. On October 18, 1994, the Company's Board of Directors approved the establishment of a flexible employee grantor trust to fund future stock-related compensation and benefit obligations including, but not limited to, a savings investment plan, restricted stock awards and stock option exercises. As of December 31, 1994, there were no transactions related to the trust.

NOTE 9.  STOCK OPTIONS AND OTHER STOCK PLANS

     The Company's 1994 Stock Option Plan (the "1994 Plan") provides for the granting of nonqualified stock options to certain officers and key employees of the Company to purchase up to two million shares of the Company's common stock. The Company's 1991 Stock Option Plan (the "1991 Plan") provides for the granting of nonqualified stock options to officers and certain key employees to purchase up to three million shares of the Company's common stock, prior to the plan's expiration in 1996. The Company's 1990 Management Stock Option Plan (the "Management Option Plan") provides for the granting of nonqualified stock options to purchase up to two million shares of the Company's common stock. Generally, options awarded under the 1994 Plan, the 1991 Plan and the Management Option Plan (i) are granted at prices which equate to or are above fair market value on the date of grant; (ii) vest ratably over either a three or four year period; and (iii) expire ten years subsequent to award. For certain senior executives receiving awards under the 1994 Plan, the options are performance-vested and become exercisable solely upon attainment of certain increases in the market price of the Company's common stock within five years from the date of grant.

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In addition to the plans noted above, included in options outstanding at December 31, 1994 and 1993, are various options granted under previous plans with similar terms. A summary of stock option activity follows:

                                                                    1994          1993
                                                                  ---------     ---------
    Options outstanding at beginning of year....................  6,041,767     5,680,333
    Options granted.............................................  1,606,900     1,109,900
    Options exercised...........................................   (916,799)     (149,921)
    Options canceled............................................   (399,301)     (598,545)
                                                                  ---------     ---------
    Options outstanding at end of year..........................  6,332,567     6,041,767
                                                                  =========     =========
    Options exercisable at end of year (Option price -- $13.125
      to $21.225 per share).....................................  2,922,806     3,034,534
                                                                  =========     =========
    Shares available for future grant...........................    679,600       286,500
                                                                  =========     =========

     On initial offering of stock to the public, each of the seven directors who was not an officer of the Company or The Coca-Cola Company was awarded options to acquire up to 1,500 shares of common stock, and certain officers of the Company were granted options to purchase 245,000 shares of the Company's common stock at $16.50 per share (the initial public offering price). Since that time, new directors, upon election, who were not officers of the Company or The Coca-Cola Company were awarded options to acquire up to 1,500 shares of common stock at $16.50 per share. Options to purchase 198,000 shares under this plan have subsequently been canceled, and 50,000 options have been exercised (35,000 during 1994). The remaining 10,500 exercisable options outstanding expire in November 1996 if not exercised.

     The Company's 1992 Restricted Stock Award Plan ("the 1992 Plan") provides for awards to certain officers and other key employees of the Company of up to an aggregate 1.5 million shares of the Company's common stock. Awards under the 1992 Plan vest (i) when a participant dies, retires or becomes disabled; (ii) when the Compensation Committee of the Board of Directors elects, in its sole discretion, to remove certain restrictions; or (iii) based on the attainment of certain market price levels of the Company's stock.

     The Company's 1992 Restricted Stock Award Plan was amended and restated in February 1994 (the "Amended 1992 Plan"), with respect to grants after that date. The Amended 1992 Plan provides for the award of up to 725,000 shares of the Company's common stock to certain officers and other key employees of the Company. Awards under the Amended 1992 Plan vest only upon attainment of certain increases in the market price of the Company's common stock within five years from the date of grant, at which time the ownership restrictions on the shares are removed.

     All restricted stock awards entitle the participant to full dividend and voting rights. Shares are restricted as to disposition and subject to forfeiture under certain circumstances. Upon issuance of restricted shares, unearned compensation, equal to the market value of the shares at the date of grant, is charged to share-owners' equity and amortized to expense ratably over the vesting or performance periods, as applicable. An aggregate 74,000 and 22,400 outstanding restricted shares

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

were forfeited during 1994 and 1993, respectively, and returned to treasury. A summary of award activity follows:

                                                                       1994       1993
                                                                     --------   --------
    Awards available for grant-beginning of year...................   185,800    648,900
    New awards authorized..........................................   725,000         --
    Available awards terminated....................................  (185,800)        --
    Restricted shares awarded......................................  (685,000)  (463,100)
                                                                     --------   --------
    Awards available for grant-end of year.........................    40,000    185,800
                                                                     ========   ========

     The Company's Stock Appreciation Rights Plan provides for the award of an aggregate one million stock appreciation rights ("units") to qualified participants prior to the plan's expiration in 1996. In 1992, units available for future grants under all stock appreciation rights plans were terminated. Each unit entitles the holder to receive cash based on the difference between the market value of a share of the Company's common stock on the date of award and the fair market value of such stock on the date of exercise. Included in stock appreciation rights outstanding at December 31, 1994 and 1993, are various units awarded under a prior plan with similar terms. A summary of stock appreciation rights activity follows:

                                                                      1994       1993
                                                                    --------   ---------
    Units outstanding at beginning of year........................   878,377   1,070,572
    Units exercised...............................................  (405,293)    (58,027)
    Units canceled................................................   (37,250)   (134,168)
                                                                    --------   ---------
    Units outstanding at end of year (base value -- $14.50 to
      $17.50 per unit)............................................   435,834     878,377
                                                                    ========   =========

NOTE 10.  PENSION AND CERTAIN BENEFIT PLANS

     The Company sponsors various qualified and nonqualified defined benefit pension plans, and participates in certain multiemployer pension plans, covering substantially all U.S. employees. The benefits related to Company-sponsored plans are based on years of service and employee compensation. The Company's policy is to fund at least the minimum contribution required by applicable regulations. Company-sponsored qualified benefit plans are insured by the Pension Benefit Guaranty Corporation ("PBGC").

     In addition to U.S. plans, the Company sponsors a supplemental defined benefit plan and an unfunded voluntary early retirement plan for certain international employees, and participates in a multiemployer pension plan covering a majority of its international employees.

     Total pension expense for multiemployer plans was $7 million in 1994, and $6 million in 1993 and 1992. The components of net pension expense for Company-sponsored plans are as follows (in millions):

                                                                      1994   1993   1992
                                                                      ----   ----   ----
    Service cost....................................................  $ 22   $ 20   $ 14
    Interest cost on projected benefit obligation...................    32     30     29
    Actual return on assets.........................................   (11)   (62)   (36)
    Net amortization and deferral...................................   (26)    26      6
                                                                      ----   ----   ----
    Net pension expense.............................................  $ 17   $ 14   $ 13
                                                                      ====   ====   ====

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table reconciles the funded status of Company-sponsored plans to amounts recognized in the consolidated balance sheets at December 31, segregated by (i) plans whose assets exceed the accumulated benefit obligation ("ABO") and (ii) plans whose ABO exceeds assets (in millions):

                                                PBGC INSURED PLANS                OTHER PLANS
                                       -------------------------------------   -----------------
                                             1994                1993           1994      1993
                                       -----------------   -----------------   -------   -------
                                       ASSETS      ABO     ASSETS      ABO       ABO       ABO
                                       EXCEED    EXCEEDS   EXCEED    EXCEEDS   EXCEEDS   EXCEEDS
                                         ABO     ASSETS      ABO     ASSETS    ASSETS    ASSETS
                                       -------   -------   -------   -------   -------   -------
Actuarial present value of benefit
  obligations:
  Vested benefit obligation..........   $(279)    $ (32)    $(303)    $ (22)    $ (23)    $ (24)
                                       =======   =======   =======   =======   =======   =======
  Accumulated benefit obligation.....   $(297)    $ (39)    $(325)    $ (25)    $ (30)    $ (29)
                                       =======   =======   =======   =======   =======   =======
Projected benefit obligation.........   $(340)    $ (40)    $(367)    $ (25)    $ (41)    $ (39)
Plan assets at fair value, primarily
  listed stocks, bonds and government
  securities.........................     377        28       402        18        19        17
                                       -------   -------   -------   -------   -------   -------
Plan assets in excess of (less than)
  projected benefit obligation.......      37       (12)       35        (7)      (22)      (22)
Unrecognized net (gain) loss.........     (29)        6       (14)        3        (1)        2
Unrecognized prior service cost......     (11)        4       (12)        2        (8)       (9)
Unrecognized net transition (asset)
  liability and other................     (11)        1       (12)       --         2         2
                                       -------   -------   -------   -------   -------   -------
Pension liability included in the
  consolidated balance sheets........   $ (14)    $  (1)    $  (3)    $  (2)    $ (29)    $ (27)
                                       =======   =======   =======   =======   =======   =======

     Significant actuarial assumptions used in developing the projected benefit obligation at December 31 were as follows:

                                                                    1994     1993     1992
                                                                    ----     ----     ----
    Domestic Plans:
      Discount rate...............................................  8.25%     7.5%    8.25%
      Expected return on plan assets..............................  8.5%      8.5%    9.5%
      Rate of increase in future compensation.....................  5%        5.5%    6%
    International Plans:
      Discount rate...............................................  7.5%      7.5%
      Expected return on plan assets..............................  7.5%      7.5%
      Rate of increase in future compensation.....................  3.5%      3.5%

     The Company also sponsors a qualified defined contribution plan covering all full-time nonunion employees in the U.S. The Company matches 50% of a participant's voluntary contributions up to a maximum of 6% of a participant's compensation. The Company's contribution expense was $11 million in 1994 and $10 million in 1993 and 1992.

                           COCA-COLA ENTERPRISES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 11.  POSTRETIREMENT BENEFIT PLANS

     The Company sponsors various unfunded defined benefit postretirement plans that provide healthcare and life insurance benefits to substantially all nonunion and certain union U.S. retirees who retire with a minimum period of service.

     Effective January 1, 1993, the Company amended its postretirement benefit plans resulting in a reduction in the accumulated benefit obligation, and generation of related excess prior service cost, of $148 million in 1993. Full-year 1993 postretirement benefits expense was reduced by approximately $31 million as a result of the plan amendments. The excess prior service cost is being amortized over the average service life of plan participants (approximately 17 years).

     Net postretirement benefits expense includes the following components (in millions):

                                                                      1994   1993   1992
                                                                      ----   ----   ----
    Service cost attributed to service during the year..............  $ 4    $ 6    $14
    Interest cost on accumulated postretirement benefit
      obligation....................................................   13     14     24
    Net amortization and deferral...................................   (9)    (9)     -
                                                                      ---    ---    ---
    Net postretirement benefits expense.............................  $ 8    $11    $38
                                                                      ===    ===    ===

     Amounts recognized in the consolidated balance sheets at December 31 consist of unfunded obligations relating to the following (in millions):

                                                                             1994   1993
                                                                             ----   ----
    Accumulated postretirement benefit obligation:
      Retirees.............................................................  $116   $105
      Fully eligible active plan participants..............................     9     11
      Other active plan participants.......................................    54     63
                                                                             ----   ----
                                                                              179    179
    Unamortized excess prior service cost asset............................   131    140
    Unrecognized net gain (loss)...........................................     5     (2)
                                                                             ----   ----
    Accrued postretirement benefit obligation..............................  $315   $317
                                                                             ====   ====

     Actuarial assumptions used in determining postretirement benefit cost and the accumulated postretirement benefit obligation include a discount rate of 8.25% and 7.5% in 1994 and 1993, respectively. The assumed weighted average annual rate of increase in the per capita cost of covered benefits (the health care cost trend rate) was 11.7% pre-Medicare and 9.3% post-Medicare for 1994, and 15% pre-Medicare and 11% post-Medicare for 1993. The postretirement benefit plan, as amended effective January 1, 1993, is a defined dollar benefit plan which limits the effect of medical inflation to a maximum of 4% per year after 1995. Because the amended postretirement medical plan has established dollar limits for determining company contributions, the effect of a 1% increase in the assumed healthcare cost trend rate is not significant.

     Effective January 1, 1992, the Company adopted FAS 106 which changed the method of accounting for postretirement benefits from expensing claims as incurred to accruing the costs of such benefits during the periods employees provide service to the Company. The effect on years prior to 1992 of adopting FAS 106, representing that portion of unrecognized future retiree benefit costs related to past service of both active and retired employees as of the date of adoption, was reported as the cumulative effect of an accounting change in 1992 and prior periods were not restated. The cumulative effect of adopting FAS 106 increased the 1992 net loss by approximately $148 million (net of income taxes of $91 million) or $1.15 per common share.

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 12.  INCOME TAXES

     The current income tax provision represents the amount of income taxes paid or payable for the year. The deferred income tax provision represents the change in deferred tax liabilities and assets and, for business combinations, the change in such tax liabilities and assets since the date of acquisition. Significant components of the provision for income taxes, excluding the cumulative effect of accounting changes in 1992, are as follows (in millions):

                                                                       1994   1993   1992
                                                                       ----   ----   ----
     Current:
       United States
          Federal....................................................  $ 4    $ -    $  6
          State and local............................................    6      9      18
       International.................................................    2      1       -
                                                                       ---    ---    ----
               Total current provision...............................   12     10      24
                                                                       ---    ---    ----
     Deferred:
       United States
          Federal....................................................   38     20      (9)
          State and local............................................    9      2     (12)
          Rate change -- federal.....................................    -     40       -
       International.................................................   (1)    (2)      -
                                                                       ---    ---    ----
               Total deferred provision..............................   46     60     (21)
                                                                       ---    ---    ----
               Total provision for income taxes......................  $58    $70    $  3
                                                                       ===    ===    ====

     The Omnibus Budget Reconciliation Act was signed into law in August 1993. The Company was principally affected by an increase in the corporate marginal income tax rate from 34% to 35%. The Company's deferred income taxes were adjusted during the third quarter of 1993 to reflect the effect of the new rate, resulting in a one-time charge of approximately $40 million ($0.31 per common share). Additionally, the Company's annual estimated effective tax rate was increased by an amount approximating the 1% marginal rate increase. A reconciliation of the expected income tax expense (benefit) at the statutory federal rate to the Company's actual income tax provision is as follows (in millions):

                                                                       1994   1993   1992
                                                                       ----   ----   ----
     Statutory expense (benefit).....................................  $45    $19    $ (4)
     State expense -- net of federal.................................   10      7       4
     State net operating loss benefits -- net of federal.............   (7)    (8)     (8)
     State benefits valuation allowance provision....................    7      8       8
     Nondeductible items.............................................    2      2       1
     Rate change -- federal..........................................    -     40       -
     Other, net......................................................    1      2       2
                                                                       ---    ---    ----
                                                                       $58    $70    $  3
                                                                       ===    ===    ====

     Deferred income taxes are recognized for tax consequences of temporary differences between the financial reporting and the tax bases of existing assets and liabilities, by applying enacted

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

statutory tax rates applicable to future years to such differences. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows (in millions):

                                                                      1994         1993
                                                                     ------       ------
    Deferred tax liabilities:
      Franchise assets.............................................  $2,241       $2,210
      Property, plant and equipment................................     184          180
                                                                     ------       ------
              Total deferred tax liabilities.......................   2,425        2,390
                                                                     ------       ------
    Deferred tax assets:
      Net operating loss carryforwards.............................    (353)        (378)
      Employee and retiree benefit accruals........................    (203)        (186)
      Other, net...................................................     (97)        (100)
                                                                     ------       ------
              Total deferred tax assets............................    (653)        (664)
    Valuation allowance for deferred tax assets....................     112          105
                                                                     ------       ------
              Net deferred tax liabilities.........................  $1,884       $1,831
                                                                     ======       ======

     Deferred tax assets are recognized for the tax benefit of deductible temporary differences and federal and state net operating loss and tax credit carryforwards. Valuation allowances are recognized if it is more likely than not that some or all of the deferred tax assets will not be realized. Management believes that it is more likely than not that the majority of deferred tax assets will be realized through future taxable income resulting from the reversal of existing taxable temporary differences and depletion of certain significant tax deductions. Valuation allowances of $112 million and $105 million as of December 31, 1994 and 1993, respectively, were established for the remaining deferred tax assets. In the event the Company realizes tax benefits for net operating loss carryforwards of acquired companies for which a valuation allowance has been established, such benefits would reduce recorded franchise values. Included in the valuation allowance as of December 31, 1994 and 1993, was $62 million for net operating loss carryforwards of acquired companies.

     Tax operating loss carryforwards, aggregating $840 million, have arisen principally from the additional tax deductions resulting from elections filed under Section 338 of the Internal Revenue Code relating to various bottling companies acquired in 1986. These carryforwards are available to offset future federal taxable income through their expiration in varying amounts aggregating $7 million in 1996 through 1998; $161 million in 1999 through 2003; and $672 million in 2004 through 2008.

     Effective January 1, 1992, the Company adopted FAS 109, changing its method of accounting for income taxes by requiring that deferred tax liabilities and assets be established based on the difference between financial statement and income tax bases of assets and liabilities, using existing tax rates. The effect on years prior to 1992 of adopting FAS 109, representing previously unrecognized net tax liabilities, was reported as the cumulative effect of an accounting change in 1992 and prior periods were not restated. The cumulative effect of adopting FAS 109 increased the 1992 net loss by approximately $23 million ($0.18 per common share).

NOTE 13.  RELATED PARTY TRANSACTIONS

     The Company and The Coca-Cola Company have entered into various transactions and agreements related to their respective businesses. The Coca-Cola Company owns approximately 44% of the Company's outstanding common shares and the Company generates approximately 90% of its product sales volume from the sale of the products of The Coca-Cola Company. Various

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

significant transactions and agreements entered into between the Company and The Coca-Cola Company are disclosed in other sections of the accompanying financial statements and related notes. The following items represent other significant transactions between the Company and The Coca-Cola Company, and its affiliates:

     Fountain Syrup and Package Product Sales: Certain of the Company's operations sell fountain syrup to The Coca-Cola Company and deliver this syrup on behalf of The Coca-Cola Company to certain major or national accounts of The Coca-Cola Company. In addition, the Company sells bottle/can products to The Coca-Cola Company at prices that equate to amounts charged by the Company to its major customers. During 1994, 1993 and 1992, The Coca-Cola Company paid the Company approximately $235 million, $220 million and $193 million, respectively, for fountain syrups, bottle/can products and delivery and billing services.

     Marketing Support Arrangements: The Coca-Cola Company engages in a variety of marketing programs, local media advertising and other similar arrangements to promote the sale of products of The Coca-Cola Company in territories operated by the Company. For 1994, 1993 and 1992, total direct marketing support paid or payable to the Company or on behalf of the Company by The Coca-Cola Company approximated $319 million, $256 million and $253 million, respectively. In addition, The Coca-Cola Company committed to provide approximately $34 million in 1994 to assist in the construction of an infrastructure to support an increased rate of cold drink equipment placement. Pursuant to a cooperative advertising and trade arrangement with The Coca-Cola Company, the Company paid The Coca-Cola Company an additional $71 million, $65 million and $63 million in 1994, 1993 and 1992, respectively, for local media and marketing program expense.

NOTE 14.  ENVIRONMENTAL MATTERS

     The Company is responsible for the required removal, replacement, or modification of underground fuel storage tanks, and any required soil and groundwater remediation resulting from leaking tanks, to satisfy regulations which go into effect in varying stages through 1998. The Company estimates completion of its tank removal and replacement program in 1995, with related soil and groundwater remediation continuing through 2002. Ongoing environmental compliance costs, including routine maintenance, monitoring and similar costs, are not significant. The Company also incurs costs in connection with other environmental programs covering the discharge of materials and waste water treatment. Expenditures aggregating $12 million, $9 million and $8 million were made in 1994, 1993, and 1992 in connection with the Company's environmental programs. The Company believes that any amount it may be required to pay in excess of amounts recorded above would not have a material adverse effect on its financial condition, cash flows or results of operations.

     The Company has been named as a potentially responsible party (PRP) for the costs of remediation of hazardous waste at federal or state "Superfund" sites. At January 30, 1995, there were six federal sites where the Company's involvement or liability as a PRP was unresolved. In addition, there were eight other federal and five state sites at which it had been concluded that the Company had no responsibility, ultimate liability amounts would be less than $100,000 or payments made to date by the Company would be sufficient to satisfy all liability of the Company. Under current law, the Company's liability for clean-up of "Superfund" sites may be joint and several with other PRPs, regardless of the extent of the Company's use in relation to other users. As to any site where the Company may be liable, the Company has determined that there are other PRPs who are financially solvent as well, and that any hazardous waste deposited by the Company is minimal compared to amounts deposited by financially solvent PRPs. As a result, the Company believes that any ultimate liability will not have a material effect on its financial position or results of operations.

                           COCA-COLA ENTERPRISES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15.  COMMITMENTS AND CONTINGENCIES

     The Company has guaranteed payment of up to $194 million of indebtedness owed by a manufacturer supplying certain packaging used in the Company's manufacturing process; at December 31, 1994, this manufacturer had approximately $82 million of indebtedness outstanding guaranteed by the Company. The Company entered into a similar guarantee of up to $45 million for a second manufacturer in January 1995. In addition, the Company has provided letters of credit aggregating approximately $89 million primarily in connection with self-insurance programs.

     The Company has entered into long-term purchase agreements with various suppliers. Subject to the supplier's quality and performance, the purchases covered by these agreements aggregate approximately $755 million in 1995, $774 million in 1996, $749 million in 1997, $721 million in 1998 and $670 million in 1999.

     The Company leases office and warehouse space, computer hardware, and machinery and equipment under lease agreements which expire at various dates through 2019. At December 31, 1994, future minimum lease payments under noncancellable operating leases aggregate approximately $40 million. Rent expense was approximately $28 million, $25 million and $25 million during 1994, 1993 and 1992, respectively.

     The Company is involved in various claims and legal proceedings which have arisen in the ordinary course of its business. In addition, a complaint was filed in December 1991 against the Company, each of the directors of the Company and Johnston Coca-Cola Bottling Group, Inc. ("Johnston") seeking, among other things, to disallow the Johnston 1991 acquisition. The complaint alleges that The Coca-Cola Company, as the holder of approximately 49% (prior to the Johnston acquisition) of the outstanding common stock of the Company, breached its fiduciary duties by exerting influence over the Company in connection with the acquisition in order to maximize its financial interests at the expense of the Company and the Company's public share owners. The complaint also alleges that the directors of the Company breached their fiduciary duties to the Company and its public share owners. Management believes that the complaint is without merit. While the ultimate outcome of the lawsuits, claims and legal proceedings described above cannot be determined, management believes these matters will not have a material adverse effect on the financial position, cash flows or results of operations of the Company.

NOTE 16.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash payments during the year were as follows (in millions):

                                                                  1994     1993     1992
                                                                  ----     ----     ----
    Interest (net of capitalized amount)........................  $328     $330     $255
    Income taxes................................................     3       10       36

     Changes in current assets and liabilities pertaining to operating activities were as follows (in millions):

                                                                 1994     1993     1992
                                                                 ----     ----     -----
    Trade accounts and other receivables.......................  $(12)    $  1     $ (30)
    Inventories................................................   (35)      28       (16)
    Prepaid expenses and other assets..........................    (9)       6       (13)
    Accounts payable and accrued expenses......................   114      (13)      (57)
                                                                 ----     ----     -----
    Increase (decrease) cash from operations...................  $ 58     $ 22     $(116)
                                                                 ====     ====     =====

                           COCA-COLA ENTERPRISES INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In conjunction with the acquisitions of bottling companies, liabilities were assumed as follows (in millions):

                                                                 1994     1993      1992
                                                                 ----     -----     ----
    Fair value of assets acquired..............................  $ 16     $ 774     $ 48
    Cash paid..................................................   (12)     (287)     (27)
    Equity issued..............................................     -       (34)       -
    Debt issued................................................     -        (1)     (15)
                                                                 ----     -----     ----
    Liabilities assumed........................................  $  4     $ 452     $  6
                                                                 ====     =====     ====

NOTE 17.  QUARTERLY FINANCIAL DATA

     Unaudited quarterly financial data follows (in millions except per share data):

                                                                                      FISCAL
                                               FIRST    SECOND   THIRD    FOURTH(B)    YEAR
                                               ------   ------   ------   ---------   ------
    1994
    Net Operating Revenues...................  $1,320   $1,610   $1,595    $ 1,486    $6,011
    Gross Profit.............................     521      623      601        563     2,308
    Net Income (Loss) Applicable to Common
      Share Owners...........................      (7)      38       25         11        67
    Net Income (Loss)
      Per Common Share(a)....................   (0.06)    0.29     0.19       0.09      0.52

                                                                                        FISCAL
                                               FIRST(B) SECOND   THIRD(C)   FOURTH(D)    YEAR
                                               ------   ------   --------   ---------   ------
    1993
    Net Operating Revenues...................  $1,208   $1,448    $1,487     $ 1,322    $5,465
    Gross Profit.............................     477      556       541         519     2,093
    Net Income (Loss) Applicable to Common
      Share Owners...........................      (5)      16       (30)          4       (15)
    Net Income (Loss)
      Per Common Share(a)....................   (0.04)    0.13     (0.23)       0.03     (0.11)

---------------

(a) Due to the method used in calculating per share data as prescribed by Accounting Principles Board Opinion No. 15 and the timing of share repurchases by the Company, the per share data does not sum in certain instances to the per share data as computed for the quarter and the year.

(b) Each quarter presented includes ninety-one days, except the first quarter of 1993 and the fourth quarter of 1994, which include ninety-two days.

(c) The third quarter of 1993 included a one-time charge of approximately $40 million ($0.31 per common share) to increase the Company's deferred tax liability as a result of a 1% increase in the corporate marginal income tax rate.

(d) The fourth quarter of 1993 included a favorable year-end inventory (LIFO) adjustment of approximately $7 million of which approximately $5 million ($0.03 per common share) applied to previous quarters.

                           COCA-COLA ENTERPRISES INC.
               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Coca-Cola Enterprises Inc.

     We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises Inc. and the related consolidated statements of operations, share-owners' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

                                               /s/  ERNST & YOUNG LLP

Atlanta, Georgia
January 30, 1995

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) Financial Statements. The following consolidated financial statements of the Company and subsidiaries, are included in Item 8 of this report:

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

     Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1994, 1993 and 1992.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

     (2) Financial Statement Schedules. The following financial statement schedule of the Company and its subsidiaries is included in this report on the page indicated:

                                                                                    PAGE
                                                                                    ----
    Schedule II -- Valuation and Qualifying Accounts for the fiscal years ended
                   December 31, 1994, 1993 and 1992...............................  F-2

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

     (3) Exhibits.




                                                                INCORPORATED BY REFERENCE OR FILED
                                                          HEREWITH (THE COMPANY'S CURRENT, QUARTERLY, AND
                                                            ANNUAL REPORTS ARE FILED WITH THE SECURITIES
EXHIBIT                                                          AND EXCHANGE COMMISSION UNDER FILE
NUMBER                    DESCRIPTION                                      NO. 01-09300)
------      ----------------------------------------    ----------------------------------------------------
  3.1    -- Restated Certificate of Incorporation of    Exhibit 28.2 to the Company's Quarterly
            Coca-Cola Enterprises, as amended on        Report on Form 10-Q as filed May 11,
            April 15, 1992.                             1992.
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




                                                                  INCORPORATED BY REFERENCE OR
                                                        FILED HEREWITH (THE COMPANY'S CURRENT, QUARTERLY,
EXHIBIT                                                 AND ANNUAL REPORTS ARE FILED WITH THE SECURITIES
NUMBER                    DESCRIPTION                   AND EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
------      ----------------------------------------    ------------------------------------------------
  4.2    -- Medium-Term Notes Issuing and Paying        Exhibit 4.2 to the Company's Annual Report on
            Agency Agreement dated as of October 24,    Form 10-K for the fiscal year ended December
            1994, between Coca-Cola Enterprises and     31, 1994.
            Chemical Bank, as issuing and paying
            agent, including as Exhibit B thereto
            the form of Medium-Term Note issuable
            thereunder.
  4.3    -- Indenture dated as of November 15, 1989     Exhibit 4.01 to the Company's Current
            between Coca-Cola Enterprises and           Report on Form 8-K (Date of Report:
            Bankers Trust Company, as Trustee, with     December 12, 1989); Exhibit 4.4(a) to
            regard to certain unsecured and             the Company's Annual Report on Form 10-K
            unsubordinated debt securities of           for the fiscal year ended December 29,
            Coca-Cola Enterprises, and forms of         1989; Exhibit 4.4(b) to the Company's
            Fixed Rate Medium Term Note and Floating    Annual Report on Form 10-K for the
            Rate Medium Term Note, each issuable        fiscal year ended December 29, 1989.
            commencing December 18, 1989 pursuant to
            the above-referenced Indenture.
  4.4    -- Credit Agreement dated as of December 7,    Exhibit 4.4 to the Company's Annual
            1994 among Coca-Cola Enterprises; Bank      Report on Form 10-K for the fiscal
            of America National Trust and Savings       year ended December 31, 1994.
            Association; Citibank, N.A.; The First
            National Bank of Chicago; NationsBank of
            Texas, National Association; Union Bank
            of Switzerland, New York Branch; Texas
            Commerce Bank National Association;
            Trust Company Bank; Wachovia Bank of
            Georgia, N.A.; Canadian Imperial Bank of
            Commerce; Toronto Dominion (Texas),
            Inc.; Swiss Bank Corporation, New York
            Branch and Cayman Islands Branch; Mellon
            Bank, N.A.; The Northern Trust Company;
            ABN AMRO Bank, N.V., Atlanta Agency.
            Certain instruments which define the rights of holders of long-term debt of the
            Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the Company and its subsidiaries. The Company and its subsidiaries hereby agree to furnish a copy of each such instrument to the
            Commission upon request.
 10.1    -- 1986 Stock Option Plan of Coca-Cola         Exhibit 10.1 to the Company's Annual
            Enterprises, as amended through February    Report on Form 10-K for the fiscal year
            12, 1991.*                                  ended December 31, 1991.
 10.2    -- Form of Stock Option Agreement between      Exhibit 10.5 to the Company's
            Coca-Cola Enterprises and certain of its    Registration Statement on Form S-1, No.
            officers.*                                  33-9447.



                                                        INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                        (THE COMPANY'S CURRENT, QUARTERLY, AND
EXHIBIT                                                 ANNUAL REPORTS ARE FILED WITH THE SECURITIES
NUMBER                    DESCRIPTION                   AND EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
------      ----------------------------------------    ------------------------------------------------
 10.3    -- Coca-Cola Enterprises 1991 Stock Option     Exhibit 10.11 to the Company's Annual
            Plan, as amended and restated through       Report on Form 10-K for the fiscal year
            February 18, 1992.*                         ended December 31, 1992.
 10.4    -- Coca-Cola Enterprises 1994 Stock Option     Exhibit 4.3 to the Company's
            Plan.*                                      Registration Statement on Form S-8, No.
                                                        33-53221.
 10.5    -- Coca-Cola Enterprises 1992 Restricted       Exhibit 4.3 to the Company's
            Stock Award Plan (as amended and            Registration Statement on Form S-8, No.
            restated effective February 7, 1994).*      33-53219.
 10.6    -- 1992 and 1993 Long-Term Incentive Plan      Exhibit 10.6 to the Company's Annual Report on
            of Coca-Cola Enterprises, as amended.*      Form 10-K for the fiscal year ended December
                                                        31, 1994.
 10.7    -- Coca-Cola Enterprises 1994-1996 Long-       Exhibit 10.7 to the Company's Annual Report on
            Term Incentive Plan.*                       Form 10-K for the fiscal year ended December
                                                        31, 1994.
 10.8    -- Coca-Cola Enterprises 1994 Executive        Exhibit 10.8 to the Company's Annual Report on
            Management Incentive Plan (Effective        Form 10-K for the fiscal year ended December
            January 1, 1994).*                          31, 1994.
 10.9    -- 1991 Amendment and Restatement of the       Exhibit 10.9 to the Company's Annual Report on
            Coca-Cola Enterprises Supplemental          Form 10-K for the fiscal year ended December
            Retirement Plan, as amended effective       31, 1994.
            July 1, 1993.*
 10.10   -- Form of Stock Option Agreements between     Exhibit 10.36 to the Company's
            Coca-Cola Enterprises and certain of its    Registration Statement on Form S-1, No.
            directors.*                                 33-9447.
 10.11   -- Coca-Cola Enterprises 1988 Stock            Exhibit 10.10 to the Company's Annual
            Appreciation Rights Plan, as amended        Report on Form 10-K for the fiscal year
            through February 12, 1991.*                 ended December 31, 1991.
 10.12   -- Coca-Cola Enterprises Officer Severance     Exhibit 10.12 to the Company's Annual
            Plan.*                                      Report on Form 10-K for the fiscal year
                                                        ended December 31, 1991.
 10.13   -- Amended and Restated Deferred               Exhibit 10.16 to the Company's Annual
            Compensation Agreement between Johnston     Report on Form 10-K for the fiscal year
            Coca-Cola Bottling Group and Henry A.       ended December 31, 1993.
            Schimberg dated December 16, 1991, as
            amended.*
 10.14   -- 1993 Amendment and Restatement of           Exhibit 10.17 to the Company's Annual
            Deferred Compensation Agreement between     Report on Form 10-K for the fiscal year
            Johnston Coca-Cola Bottling Group and       ended December 31, 1993.
            John R. Alm as of April 30, 1993.*
 10.15   -- Retirement Plan for the Board of            Exhibit 10.33 to the Company's Annual
            Directors of Coca-Cola Enterprises,         Report on Form 10-K for the fiscal year
            effective April 11, 1991.*                  ended December 31, 1991.
 10.16   -- Deferred Compensation Plan for Non-         Exhibit 10.16 to the Company's Annual
            Employee Director Compensation, as          Report on Form 10-K for the fiscal year
            amended and restated effective April 1,     ended December 31, 1994.
            1994.*


                                                                INCORPORATED BY REFERENCE
                                                         OR FILED HEREWITH (THE COMPANY'S CURRENT,
                                                          QUARTERLY, AND ANNUAL REPORTS ARE FILED
EXHIBIT                                                     WITH THE SECURITIES AND EXCHANGE
NUMBER                    DESCRIPTION                           UNDER FILE NO. 01-09300)
------      ----------------------------------------    --------------------------------------------
 10.17   -- Tax Sharing Agreement dated November 12,    Exhibit 10.1 to the Company's
            1986 between Coca-Cola Enterprises and      Registration Statement on Form S-1, No.
            The Coca-Cola Company.                      33-9447.
 10.18   -- Registration Rights Agreement dated         Exhibit 10.3 to the Company's
            November 12, 1986 between Coca-Cola         Registration Statement of Form S-1, No.
            Enterprises and The Coca-Cola Company.      33-9447.
 10.19   -- Registration Rights Agreement dated as      Exhibit 10 to the Company's Current
            of December 17, 1991 among Coca-Cola        Report on Form 8-K (Date of Report:
            Enterprises, The Coca-Cola Company and      December 18, 1991).
            the share owners of Johnston Coca-Cola
            Bottling Group named therein.
 10.20   -- Registration Rights Agreement dated as      Exhibit 10.25 to the Company's Annual
            of December 15, 1993 among Coca-Cola        Report on Form 10-K for the fiscal year
            Enterprises, The Coca-Cola Company and      ended December 31, 1993.
            the share owners of the Coca-Cola
            Bottling Company of Northeast Arkansas,
            Inc.
 10.21   -- Form of Bottle Contract, as amended.        Exhibit 10.24 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended December 10, 1988.
 10.22   -- Letter Agreement dated March 15, 1989       Exhibit 10.23 to the Company's Annual
            between Coca-Cola Enterprises and The       Report on Form 10-K for the fiscal year
            Coca-Cola Company with respect to the       ended December 31, 1991.
            Bottle Contracts, as amended by letter
            agreement dated December 18, 1991.
 10.23   -- Form of Tolling Agreement between The       Exhibit 10.41 to the Company's Annual
            Coca-Cola Company and various Company       Report on Form 10-K for the fiscal year
            bottlers.                                   ended January 2, 1987.
 10.24   -- Sweetener Sales Agreement -- Bottler        Exhibit 10.30 to the Company's Annual
            between The Coca-Cola Company and           Report on Form 10-K for the fiscal year
            various Company bottlers.                   ended December 31, 1992.
 10.25   -- Second Lease Amendment to Lease             Exhibit 10.25 to the Company's Annual
            Agreement dated July 1, 1987 by and         Report on Form 10-K for the fiscal
            between The Coca-Cola Company and           year ended December 31, 1994.
            Coca-Cola Enterprises, as Tenant, as
            previously amended June 19, 1992.
 10.26   -- Share Repurchase Agreement dated January    Exhibit 10.44 to the Company's Annual
            1, 1991 between The Coca-Cola Company       Report on Form 10-K for the fiscal year
            and Coca-Cola Enterprises.                  ended December 28, 1990.
 11      -- Statement re computation of per share       Exhibit 11 to the Company's Annual Report
            earnings.                                   on Form 10-K for the fiscal year ended
                                                        December 31, 1994.
 12      -- Statement re computation of ratios.         Exhibit 12 to the Company's Annual Report
                                                        on Form 10-K for the fiscal year ended
                                                        December 31, 1994.
 21      -- Subsidiaries of the Registrant.             Exhibit 21 to the Company's Annual Report
                                                        on Form 10-K for the fiscal year ended
                                                        December 31, 1994.



                                                                 INCORPORATED BY REFERENCE
                                                         OR FILED HEREWITH (THE COMPANY'S CURRENT,
                                                          QUARTERLY, AND ANNUAL REPORTS ARE FILED
EXHIBIT                                                      WITH THE SECURITIES AND EXCHANGE
NUMBER                    DESCRIPTION                       COMMISSION UNDER FILE NO. 01-09300)
------      ----------------------------------------    --------------------------------------------
 23      -- Consent of Independent Auditors.            Filed herewith.
 24      -- Powers of Attorney.                         Exhibit 24 to the Company's Annual Report
                                                        on Form 10-K for the fiscal year ended
                                                        December 31, 1994.
 27      -- Financial Data Schedule.                    Exhibit 27 to the Company's Annual Report
                                                        on Form 10-K for the fiscal year ended
                                                        December 31, 1994.
---------------

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

                                          COCA-COLA ENTERPRISES INC.
                                              (Registrant)

                                          By:  /s/  S. K. JOHNSTON, JR.
                                            ------------------------------------
                                                    S. K. Johnston, Jr.
                                             Vice Chairman and Chief Executive
                                                           Officer

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                                        PAGE
                                                                                        ----
Schedule II -- Valuation and Qualifying Accounts for the fiscal years ended December
               31, 1994, 1993 and 1992................................................  F-2

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           COCA-COLA ENTERPRISES INC.

              COL. A                  COL. B                COL. C                    COL. D         COL. E
----------------------------------  ----------   -----------------------------     ------------     ---------
                                                           ADDITIONS
                                                 -----------------------------
                                    BALANCE AT   CHARGED TO      CHARGED TO                          BALANCE
                                    BEGINNING    COSTS AND    OTHER ACCOUNTS--     DEDUCTIONS --    AT END OF
           DESCRIPTION              OF PERIOD     EXPENSES        DESCRIBE           DESCRIBE        PERIOD
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