Form 10-Q
period 1995-09-29
COCA COLA ENTERPRISES INC
filed 1995-11-13
CIK 804055

================================================================================

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                ---------
                                Form 10-Q

     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            for the quarterly period ended September 29, 1995

                                    or

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

  128,493,015 Shares of $1 Par Value Common Stock as of November 6, 1995
================================================================================

                        COCA-COLA ENTERPRISES INC.

                      QUARTERLY REPORT ON FORM 10-Q

                  FOR QUARTER ENDED SEPTEMBER 29, 1995



                                  INDEX


                                                                          Page
                                                                          ----
Part I - Item 1. Financial Statements

  Condensed Consolidated Statements of Operations for the Quarters
   ended September 29, 1995 and September 30, 1994.......................    1

  Condensed Consolidated Statements of Operations for the Nine Months
   ended September 29, 1995 and September 30, 1994.......................    2

  Condensed Consolidated Balance Sheets as of September 29, 1995
   and December 31, 1994.................................................    3

  Condensed Consolidated Statements of Cash Flows for the
   Nine Months ended September 29, 1995 and September 30, 1994...........    5

  Notes to Condensed Consolidated Financial Statements...................    6

Part I - Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................   10

Part II - Item 1. Legal Proceedings......................................   14

Part II - Item 6. Exhibits and Reports on Form 8-K.......................   15

Signatures...............................................................   16

Part I.  Financial Information

Item 1.  Financial Statements


                       COCA-COLA ENTERPRISES INC.

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; in millions except per share data)


                                                          Quarter ended
                                                   ----------------------------
                                                   September 29,  September 30,
                                                       1995           1994
                                                   -------------  -------------

Net Operating Revenues............................     $ 1,841        $ 1,595
Cost of sales.....................................       1,183            994
                                                       -------        -------

Gross Profit......................................         658            601
Selling, general and administrative expenses......         513            475
                                                       -------        -------

Operating Income..................................         145            126
Interest expense, net.............................          82             76
Other nonoperating deductions, net................           -              -
                                                       -------        -------

Income Before Income Taxes........................          63             50
Income tax expense................................          27             24
                                                       -------        -------

Net Income........................................          36             26
Preferred stock dividend requirements.............           1              1
                                                       -------        -------

Net Income Applicable to Common Share Owners......     $    35        $    25
                                                       =======        =======

Average Common Shares Outstanding.................         129            130
                                                       =======        =======

Net Income Per Common Share.......................     $  0.27        $  0.19
                                                       =======        =======

Dividends Per Common Share........................     $0.0125        $0.0125
                                                       =======        =======





See Notes to Condensed Consolidated Financial Statements.

                        COCA-COLA ENTERPRISES INC.

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; in millions except per share data)


                                                       Nine Months ended
                                                 ----------------------------
                                                 September 29,  September 30,
                                                     1995           1994
                                                 -------------  -------------

Net Operating Revenues........................     $ 5,130        $ 4,524
Cost of sales.................................       3,237          2,780
                                                   -------        -------

Gross Profit..................................       1,893          1,744
Selling, general and administrative expenses..       1,505          1,399
                                                   -------        -------

Operating Income..............................         388            345
Interest expense, net.........................         244            233
Other nonoperating deductions, net............           3              2
Gain from sale of interest in bottling
 operation....................................           9              -
                                                   -------        -------

Income Before Income Taxes....................         150            110
Income tax expense............................          65             52
                                                   -------        -------

Net Income....................................          85             58
Preferred stock dividend requirements.........           2              2
                                                   -------        -------

Net Income Applicable to Common Share Owners..     $    83        $    56
                                                   =======        =======

Average Common Shares Outstanding.............         129            130
                                                   =======        =======

Net Income Per Common Share...................     $  0.64        $  0.43
                                                   =======        =======

Dividends Per Common Share....................     $0.0375        $0.0375
                                                   =======        =======









See Notes to Condensed Consolidated Financial Statements.

                        COCA-COLA ENTERPRISES INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In millions)


                                                   September 29,  December 31,
                     ASSETS                            1995           1994
                                                   -------------  ------------
                                                    (Unaudited)
CURRENT
  Cash and cash equivalents.....................      $     -        $    22
  Trade accounts receivable, less allowances
    of $36 and $34, respectively................          504            467
  Inventories:
    Finished goods..............................          202            170
    Raw materials...............................           60             41
    Other.......................................           26             25
                                                      -------        -------
                                                          288            236
  Prepaid expenses and other assets.............          217             85
                                                      -------        -------

  Total Current Assets..........................        1,009            810


PROPERTY, PLANT AND EQUIPMENT
  Land..........................................          194            170
  Buildings and improvements....................          689            661
  Machinery and equipment.......................        2,682          2,390
                                                      -------        -------
                                                        3,565          3,221
  Less allowances for depreciation..............        1,539          1,352
                                                      -------        -------
                                                        2,026          1,869
  Construction in progress......................          128             94
                                                      -------        -------

                                                        2,154          1,963

FRANCHISE AND OTHER NONCURRENT ASSETS...........        5,998          5,965
                                                      -------         ------

                                                      $ 9,161        $ 8,738
                                                      =======        =======









See Notes to Condensed Consolidated Financial Statements.

                       COCA-COLA ENTERPRISES INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In millions except share data)


                                                    September 29,  December 31,
       LIABILITIES AND SHARE-OWNERS' EQUITY             1995           1994
                                                    -------------  ------------
                                                     (Unaudited)
CURRENT
  Accounts payable and accrued expenses............    $   793        $   798
  Current maturities of long-term debt.............         51            291
                                                       -------        -------

  Total Current Liabilities........................        844          1,089

LONG-TERM DEBT.....................................      4,251          3,896

DEFERRED INCOME TAXES..............................      2,059          1,884

OTHER LONG-TERM OBLIGATIONS........................        592            530

SHARE-OWNERS' EQUITY
  Preferred stock, $35 stated value;
    Authorized and issued - 1,000,000 shares.......         30             29
  Common stock, $1 par value; Authorized - 500,000,000
    shares; Issued - 144,992,647 and 143,841,182
    shares, respectively...........................        145            144
  Paid-in capital..................................      1,316          1,301
  Reinvested earnings..............................        148             70
  Cumulative translation adjustment................         40             21
  Common stock in treasury, at cost
    (16,387,598 and 14,636,598 shares, respectively).     (264)          (226)
                                                       -------        -------
                                                         1,415          1,339
                                                       -------        -------

                                                       $ 9,161        $ 8,738
                                                       =======        =======

                       COCA-COLA ENTERPRISES INC.

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited; in millions)

                                                        Nine Months ended
                                                   ----------------------------
                                                   September 29,  September 30,
                                                       1995           1994
                                                   -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income......................................     $    85        $    58
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation.............................         235            209
       Amortization.............................         140            134
       Deferred income taxes....................          40             48
       Gain from sale of interest in bottling
         operation..............................          (9)             -
       Net changes in current assets and current
         liabilities............................         (56)            42
       Other nonoperating cash flows............           5             (5)
                                                     -------        -------
Net cash provided by operating activities.......         440            486

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures............................        (397)          (254)
Proceeds from the sale of fixed assets..........          11             13
Acquisitions of and investments in businesses...        (148)           (12)
Proceeds from the sale of interest in bottling
  operation.....................................          17              -
Other investing activities......................           3              -
                                                     -------        -------
Net cash used in investing activities...........        (514)          (253)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of debt..............         368            385
Payments on debt................................        (276)          (540)
Dividends on common and preferred stock.........          (4)            (5)
Proceeds from the issuance of common stock......           8             12
Purchases of treasury stock.....................         (37)            (4)
Other financing activities......................          (7)           (23)
                                                     -------        -------
Net cash provided by (used in) financing activities       52           (175)
                                                     -------        -------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......         (22)            58
Cash and cash equivalents at beginning of period          22             11
                                                     -------        -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......     $     -        $    69
                                                     =======        =======

See Notes to Condensed Consolidated Financial Statements.

                        COCA-COLA ENTERPRISES INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles
(GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. annual report on Form 10-K, as amended on November 3, 1995, for the year ended December 31, 1994.

Note B - Seasonality of Business

Operating results for the third quarter and first nine months ended September 29, 1995 are not indicative of the results that may be expected for the year ended December 31, 1995 primarily due to the seasonality of the Company's business. Unit sales of the Company's products are greater in the second and third quarters due to seasonal factors.

Note C - Acquisitions and Divestitures

In January 1995, the Company acquired all the issued and outstanding shares of stock of the Wichita Coca-Cola Bottling Company ("Wichita") for $150 million in cash. Also in January 1995, the Company sold its 50% ownership interest in The Coca-Cola Bottling Company of the Mid South ("Mid South") for $17 million, resulting in a $9 million pretax gain ($0.04 per common share).

On October 12, 1995, the Company announced the signing of a non-binding letter of intent to acquire all the issued and outstanding shares of stock of the Ouachita Coca-Cola Bottling Company, Inc. ("Ouachita") for a total transaction value (purchase price plus acquired debt) of approximately $313 million. The purchase price will be paid in cash, or shares of the Company's common stock, or a combination of cash and stock, at the election of individual Ouachita share owners. The Ouachita bottling operations are located in sections of Arkansas, Louisiana and Mississippi. The proposed transaction is subject to negotiation of a definitive purchase agreement, among other things, and is expected to close by early 1996. As discussed above, the Company's 50% interest in Mid-South was sold in January 1995 to Ouachita and will be reacquired by the Company as a result of the acquisition.

                        COCA-COLA ENTERPRISES INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note D - Long-Term Debt

Long-term debt including current maturities consists of the following (in millions):

                                                    September 29,  December 31,
                                                        1995          1994
                                                    -------------  ------------

Commercial Paper.................................      $ 945        $   828
8.35% Notes, due 1995............................          -            250
6.50% Notes, due 1997............................        300            300
7.00% Notes, due 1999............................        200            200
7.875% Notes, due 2002...........................        500            500
8.00% Notes, due 2005............................        250            250
8.50% Debentures, due 2012.......................        250            250
8.75% Debentures, due 2017.......................        154            154
8.35% Zero Coupon Notes, due 2020 (net of
unamortized discount of $1,677)..................        256              -
8.00% and 8.50% Debentures, due 2022.............      1,000          1,000
6.75% Debentures, due 2023.......................        250            250
Other long-term obligations......................        197            205
                                                     -------        -------
                                                     $ 4,302        $ 4,187
                                                     =======        =======

Maturities of long-term debt for the five twelve-month periods subsequent to September 29, 1995 are as follows: 1996 - $51 million; 1997 - $7 million; 1998 - $314 million; 1999 - $8 million; and 2000 - $1,149 million.

The Company's commercial paper program is supported by a revolving bank credit agreement maturing in December 1999 and two short-term credit facilities, aggregating $1.2 billion. An aggregate $945 million of commercial paper supported by these agreements was outstanding at September 29, 1995. The weighted average interest rate of borrowings under the commercial paper program at September 29, 1995 was 5.9% per annum.

                        COCA-COLA ENTERPRISES INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note E - Income Taxes

The Company's effective tax rates for the first nine months of 1995 and 1994 were 44% and 48%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                        Nine  Months Ended
                                                   ----------------------------
                                                   September 29,  September 30,
                                                       1995           1994
                                                   -------------  -------------

Statutory expense - 35%............................   $    53        $    38
State expense - net of federal.....................        10             10
State net operating loss benefits - net of federal         (7)            (5)
State benefits valuation provision.................         7              5
Other, net.........................................         2              4
                                                      -------        -------
                                                      $    65        $    52
                                                      =======        =======

Note F - Stock Options and Other Stock Plans

An aggregate 539,200 options have been awarded under the Company's 1995 Stock Option Plan. The option price for such awards was $17.875, representing the fair market value of the Company's shares on the date of grant. An aggregate 496,765 shares of common stock were issued during the first nine months of 1995 as a result of the exercise of stock options under the Company's various stock option plans.

The Company has reserved a total of 2,040,000 shares of common stock of the Company for issuance under the Company's 1995 Restricted Stock Award Plan. During the first nine months of 1995, an aggregate 654,700 shares of common stock were awarded under the plan. An aggregate 39,800 restricted shares previously awarded under various restricted stock award plans of the Company were forfeited and added to treasury stock during the first nine months of 1995.

Note G - Share Repurchase Program

The Company repurchased 1,237,300 and 1,711,200 shares of common stock during the third quarter and first nine months of 1995 under its share repurchase program for an aggregate cost in 1995 of approximately $37 million. Cumulative repurchases since inception of the program in 1994 total approximately 3.3 million shares.

                        COCA-COLA ENTERPRISES INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note H - Contingencies

The Company has provided letters of credit aggregating approximately $91 million principally in connection with self-insurance programs. The Company has guaranteed payment of up to $240 million of indebtedness owed by manufacturers supplying certain packaging used in the Company's manufacturing process. At September 29, 1995, these manufacturers had approximately $151 million of indebtedness outstanding guaranteed by the Company.

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

The Company has been named as a potentially responsible party ("PRP") for the costs of remediation of hazardous waste at certain federal and state Superfund sites. Under current law, the Company's liability for clean-up of Superfund sites may be joint and several with other PRPs, regardless of the extent of the Company's use in relation to other users. As to any site where the Company has determined that it may be liable, the Company has determined that there are other PRPs who are financially solvent as well, and that any hazardous waste deposited by the Company is minimal compared to amounts deposited by other financially solvent PRPs. As a result, the Company believes that any ultimate liability will not have a material effect on its financial condition, cash flows or results of operations.

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

Operations Overview

Although gross margins were affected by the significant packaging cost increases experienced by the industry, net revenues per case increases, volume growth, and control of our operating expenses enabled us to maintain our operating margins at 7.9% for the third quarter of 1995 and at 7.6% for the first nine months of 1995 when compared to the same periods in 1994. Gross profit margins decreased from 37.7% in 1994 to 35.7% in 1995, and for the first nine months from 38.5% in 1994 to 36.9% in 1995. Net income margins improved over the third quarter and first nine months of 1994 reflecting, in addition to our solid operating performance, favorable net interest expense as a percent of net revenues and a lower effective tax rate.

Third-quarter 1995 net income per common share increased approximately 42% over third-quarter 1994. Excluding the gain realized on the sale of our investment in Mid South, nine-month 1995 net income per common share increased approximately 39% over the same prior year period.

Cash Operating Profit

Cash operating profit (operating income before the deduction for depreciation and amortization) is one of the internal standards by which management measures the Company's operating performance, providing a financial view of the Company's performance from management's perspective. This measure should be construed as a supplement to, and not as an alternative to, operating income as an indicator of operating performance, and cash flows from operating activities as a measure of liquidity, each as determined in accordance with generally accepted accounting principles. Cash operating profit increased approximately 12% and 11% in the third quarter and first nine months of 1995, respectively, over the same periods of 1994. Assuming the Wichita acquisition occurred on January 1, 1994, third-quarter and nine-month 1995 cash operating profit would have increased approximately 10% and 9% in the third quarter and first nine months of 1995, respectively, over the same prior year periods. Cash operating profit increased approximately 12% in the fourth quarter of 1994. This represents a difficult hurdle for our fourth quarter 1995 performance. However, we expect full-year 1995 growth in cash operating profit of approximately 8% to 9%, adjusting for the impact of acquisitions and assuming no significant changes in the current competitive environment.

Revenues and Volume

Net operating revenues for the third quarter of 1995, on an actual and constant territory basis, increased approximately 15% and 14%, respectively, over the same prior-year period. The increase in actual net operating revenues resulted primarily from an approximate 8% increase in bottle and can physical case sales volume, and an approximate 7% increase in bottle and can net revenues per case. Constant territory bottle and can physical case sales volume for the third quarter of 1995 increased approximately 6% over 1994.

Net operating revenues for the first nine months of 1995, on an actual and constant territory basis, increased approximately 13% and 12%, respectively, over the same prior-year period. The increase in actual net operating revenues resulted primarily from an approximate 5 1/2% increase in bottle and can physical case sales volume and an approximate 7% increase in bottle and can net revenues per case. Constant territory bottle and can physical case sales volume for the first nine months of 1995 increased approximately 4% over 1994.

The increase in third-quarter and nine-month 1995 bottle and can net revenues per case primarily reflects significantly higher net selling prices required to offset the higher cost of packaging. Solid volume growth in the third quarter of 1995 reflects the performance of core soft drink brands, including Coca-Cola classic, diet Coke and double-digit growth in Sprite. Although noncarbonated beverages make up less than 5% of total cases sold, high growth in these products contributed significantly to our third-quarter 1995 volume growth. We continue to expect that full-year constant territory bottle and can physical case sales volume growth rates will be slightly below the 1994 full-year growth rate of 4 1/2%.

Cost of Sales

Primarily as a result of packaging cost increases, cost of sales per case in the third quarter and first nine months of 1995 exceeded same-period 1994 costs by approximately 11 1/2% and 10 1/2%, respectively. The effect of foreign currency translation increased cost of sales per case by approximately 1% in both the third quarter and first nine months of 1995.
We expect full-year 1995 bottle and can cost of sales per case to increase 8% to 10%, excluding any effect of foreign currency translations.

Selling, General and Administrative Expenses

Constant territory selling, general and administrative expenses increased approximately 6 1/2% during the third quarter and first nine months of 1995, compared to the same periods of 1994. This increase is principally a result of selling and delivery infrastructure investments associated with our increased cold drink channel development and noncarbonated product introductions. Selling, general and administrative expenses as a percent of sales decreased from 29.8% of sales in the third quarter of 1994 to 27.9% of sales in the third quarter of 1995, and from 30.9% of sales in the first nine months of 1994, to 29.3% of sales in the first nine months of 1995.

Interest Expense

The weighted average interest rate for the first nine months of 1995 was 7.5% as compared to 7.2% for the first nine months of 1994. Given the current rate environment, we anticipate that net interest expense will be in the range of $325 million to $330 million for full-year 1995.

Income Taxes

The Company's effective tax rates for the first nine months of 1995 and 1994 were approximately 44% and 48%, respectively. The change in the effective tax rate between the periods is principally the result of the difference in full-year earnings expectations.

                      CASH FLOW AND LIQUIDITY REVIEW

Capital Resources

Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. In addition to our operating cash flows, we believe that adequate long-term and short-term capital resources are available to satisfy our capital expenditure, acquisition and share repurchase programs; and to satisfy scheduled debt maturities, interest payments, income tax obligations, and share-owner dividends.

Long-term Capital Resources: During the third quarter of 1995, we filed a shelf registration statement with the Securities and Exchange Commission for an additional $1 billion in debt securities. Upon this registration statement being declared effective by the Securities and Exchange Commission, we will have an aggregate $1.6 billion of debt securities available for issuance. We also have equity and new issue debt securities markets available to us as a source of long-term financing.

Short-term Capital Resources: We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper program. Our commercial paper program is supported by a revolving bank credit agreement maturing in December 1999 and two short-term credit facilities, aggregating $1.2 billion. An aggregate $945 million of commercial paper borrowings supported by these agreements was outstanding at September 29, 1995. The Company intends to refinance borrowings under its commercial paper program either through continued short-term borrowings or long-term financing.

Summary of Cash Activities

Cash and cash equivalents decreased approximately $22 million in the first nine months of 1995. Our principal sources of cash consisted of those provided from operations of $440 million and the issuance of debt aggregating $368 million. Our primary uses of cash were capital expenditures totaling $397 million, payments on debt aggregating $276 million, and the acquisition of Wichita for a cost of $148 million (net of cash acquired).

Operating Activities: Net cash provided by operating activities in the first nine months of 1995 decreased from the first nine months of 1994, primarily as a result of increased inventory balances caused mainly by higher packaging costs. The increase in depreciation expense in 1995 reflects the effects of capital spending and the acquisition of Wichita during the first quarter of 1995.

Investing Activities: Cash used in investing activities increased in the first nine months of 1995 compared to the first nine months of 1994, primarily as a result of the acquisition of Wichita and increased capital spending. Our annual capital expenditure requirements are expected to be financed primarily with funds generated from operating activities. We expect capital expenditures for full-year 1995 to be approximately $450 to $500 million.

On October 12, 1995, the Company signed a non-binding letter of intent to acquire all the issued and outstanding shares of stock of Ouachita for a total transaction value (purchase price plus acquired debt) of approximately $313 million. The purchase price will be paid in cash, or shares of the Company's common stock, or a combination of cash and stock, at the election of individual Ouachita share owners. The Ouachita bottling operations are located in sections of Arkansas, Louisiana and Mississippi. The proposed transaction is subject to negotiation of a definitive purchase agreement, among other things, and is expected to close by early 1996. The Company's 50% interest in Mid-South was sold in January 1995 to Ouachita and will be reacquired by the Company as a result of the acquisition. The Company will finance this acquisition through long-term or short-term debt financings or issuance of equity securities or a combination of each dependent upon the method of payment selected by individual share owners of Ouachita and the availability of each of these resources at the date of acquisition.

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

Financing Activities: During the third quarter and first nine months of 1995, we repurchased 1,237,300 and 1,711,200 shares of our common stock for a total cost in 1995 of approximately $37 million (an average of $21.61 per share).

                           FINANCIAL POSITION

The increase in trade accounts receivable, and accounts payable and accrued expenses reflects the seasonal nature of our business. The increase in inventory reflects packaging cost increases which went into effect on January 1, 1995 and the seasonal nature of our business. The increase in prepaid expenses and other assets results from the reclassification of a deferred tax asset related to a net operating loss carryforward which is expected to be used to offset taxable income during the next twelve months. The increase in franchise and other noncurrent assets reflects the increase in franchise assets resulting from the acquisition of Wichita in January 1995, offset by amortization expense. The increase in long-term debt results from the financing of the Wichita acquisition, while the increase in deferred taxes results from the tax effects of the acquisition and the reclassification of the deferred tax asset. The increase in the cumulative translation adjustment results from the decrease in the value of the dollar against the Dutch florin during the first nine months of 1995.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("FAS 121"). The Statement requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt FAS 121 on January 1, 1996. The effect of adoption is not expected to be material as the Company's current accounting policies provide for similar accounting treatment.

Part II. Other Information

Item 1.  Legal Proceedings

Agreement has been reached to settle the Environmental Protection Agency's administrative complaint against Midwest Coca-Cola Bottling Company, a division of the Company's subsidiary Johnston Coca-Cola Bottling Group, Inc., for $132,000. This matter was first reported in the Company's report on Form 10-Q for the period ended June 30, 1995.

A tentative agreement has been reached concerning settlement of litigation filed in 1991 by Three Bridges Investment Company contesting the Company's acquisition of Johnston Coca-Cola Bottling Group. The settlement is contingent upon approval by the court, following notice to share owners and a hearing. The settlement, as proposed, would not involve the payment of any damages to the plaintiffs. It would require that any proposed merger or consolidation with, purchase of an equity interest in, or other acquisition of an entity or other ownership interest, be approved by a committee of independent directors. It would also require that the Company continue its share repurchase program for a period of time, and that the defendants pay the plaintiffs' attorneys fees, to the extent approved by the court.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit                                           Incorporated by Reference
Number                 Description                   or Filed Herewith
-------     ---------------------------------     -------------------------

12          Statements regarding computations     Filed Herewith
            of ratios

27          Financial Data Schedule               Filed Herewith

(b)  Reports on Form 8-K:

During the third quarter of 1995, the Company filed the following current reports on Form 8-K:

Date of Report                       Description
---------------     -----------------------------------------------

July 18, 1995       Condensed Consolidated Statements of Operations
                    (unaudited) of the Company, filed on July 19, 1995, reporting financial results for the second quarter and first six months of 1995.

July 27, 1995       Reactivation of the share repurchase program using
                    annual estimated free cash flow.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              COCA-COLA ENTERPRISES INC.
                              (Registrant)


Date:  November 6, 1995       /s/ John R. Alm
                              --------------------------------
                              John R. Alm
                              Senior Vice President and
                              Chief Financial Officer
                              (On behalf of the Registrant and
                              as Principal Financial Officer)


Date:  November 6, 1995       /s/ Bernice H. Winter
                              --------------------------------
                              Bernice H. Winter
                              Vice President and Controller
                              (Principal Accounting Officer)