Form 10-K
period 1995-12-31
COCA COLA ENTERPRISES INC
filed 1996-03-05
CIK 804055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 01-09300

                       (COCA-COLA ENTERPRISES INC. LOGO)

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                       58-0503352
      (STATE OF                             (IRS EMPLOYER IDENTIFICATION
    INCORPORATION)                                     NUMBER)

                2500 WINDY RIDGE PARKWAY, ATLANTA, GEORGIA 30339
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (770) 989-3000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                             ---------------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                       WHICH REGISTERED
------------------------------------------    ------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of Common Stock held by nonaffiliates of the registrant as of February 26, 1996 was $1,492,634,930.

     There were 125,325,109 shares of Common Stock outstanding as of February 26, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Share Owners for the year ended December 31, 1995, are incorporated by reference in Parts II and IV.

     Portions of the registrant's Proxy Statement for the Annual Meeting of Share Owners to be held on April 11, 1996 are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I
            ITEM 1.      BUSINESS.......................................................    1
                         Introduction...................................................    1
                         Relationship with The Coca-Cola Company........................    2
                         Acquisitions and Divestitures..................................    3
                         Territories....................................................    3
                         Products.......................................................    4
                         Marketing......................................................    4
                         Raw Materials..................................................    4
                         Domestic Bottle Contracts......................................    5
                         International Bottler's Agreement..............................    9
                         Competition....................................................   10
                         Employees......................................................   10
                         Governmental Regulation........................................   10
            ITEM 2.      PROPERTIES.....................................................   12
            ITEM 3.      LEGAL PROCEEDINGS..............................................   12
            ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   13
            ITEM 4(A).   EXECUTIVE OFFICERS OF THE COMPANY..............................   14
PART II
            ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                         MATTERS........................................................   16
            ITEM 6.      SELECTED FINANCIAL DATA........................................   16
            ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS..........................................   16
            ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   16
            ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                         FINANCIAL DISCLOSURE...........................................   17
PART III
            ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE
                         REGISTRANT.....................................................   17
            ITEM 11.     EXECUTIVE COMPENSATION.........................................   17
            ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT.....................................................   17
            ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................   17
PART IV
            ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                         8-K............................................................   18
                         SIGNATURES.....................................................   23

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Coca-Cola Enterprises Inc. (the "Company") is in the liquid nonalcoholic refreshment business and is the world's largest marketer, distributor, and producer of bottled and canned beverage products of The Coca-Cola Company.

     The Company was incorporated in Delaware in 1944 as a wholly owned subsidiary of The Coca-Cola Company and became a public company in 1986. At December 31, 1995, The Coca-Cola Company owned approximately 44% of the Company's common stock. References in this report to the "Company" include the Company and its subsidiaries and divisions.

     The Company's domestic and international bottling territories (see "Acquisitions and Divestitures" and "Territories" below), contained approximately 156 million people at the end of 1995. During 1995, the Company sold approximately 1.9 billion equivalent cases1 of beverage product throughout its territories, approximately 90% of which were beverage products of The Coca-Cola Company.

     In the United States, the Company operates in exclusive and perpetual territories containing approximately 54% of the population and accounting for approximately 56% of all equivalent cases of bottled and canned product sales of The Coca-Cola Company sold during 1995. These territories include the five states with the largest population increases from 1991 to 1995 -- California, Texas, Florida, Georgia, and Washington.

Domestic Operations

     Management estimates that the Company's 1995 total case sales of beverage products in the United States and the Caribbean were approximately 1.8 billion equivalent cases, or approximately 19% of the estimated total 1995 case sales of carbonated beverage products by all bottlers and fountain distributors.

     In 1995, approximately 69% of the equivalent case sales of the Company, excluding products in post-mix (fountain) form, were Coca-Cola Trademark Beverages,2 approximately 21% were other beverage products of The Coca-Cola Company and approximately 10% were beverage products of companies other than The Coca-Cola Company. The Company's equivalent case sales of products in bottles and cans, including products of companies other than The Coca-Cola Company, constituted approximately 86% of the equivalent case sales of the Company in 1995. The remaining 14% of the Company's equivalent case sales in 1995 were in post-mix form.

The Netherlands Operations

     In 1995, the Company's subsidiary in the Netherlands, Coca-Cola Beverages Nederland B.V. ("CCB Nederland"), sold approximately 90 million equivalent cases, approximately 99% of which were beverage products of The Coca-Cola Company.

---------------

1 As used in this report, the term "equivalent case" refers to 192 ounces of finished beverage product (24 eight-ounce servings).

2 As used in this report, the term "Coca-Cola Trademark Beverages" refers to beverages bearing the trademarks "Coca-Cola" or "Coke", and "beverage products of The Coca-Cola Company" refers collectively to the Coca-Cola Trademark Beverages and all other beverage products of The Coca-Cola Company.

Strategy

     The Company expects to accomplish its primary goal -- the enhancement of share-owner value -- through the implementation and execution of operating and financial strategies designed to build the value of the Company.

     The Company's primary operating objective is to increase long-term operating cash flows through profitable increases in sales volume. The Company expects to achieve this objective by creating and executing innovative and superior marketing programs at the local level, balancing volume growth with improved margins and sustainable increases in market share, developing profitable business partnerships with customers, increasing investments in high-profit, high-volume distribution channels, such as cold drink, and providing financial incentives to employees to increase their focus on enhancing share-owner value.

     The Company's primary financial objective is to deliver a superior return on investment to share owners. The Company intends to achieve this objective by maintaining a capital structure which maximizes financial flexibility, given current investment opportunities, identifying and acquiring territories that provide long-term value, and allocating resources appropriately between capital expenditures, infrastructure, share repurchases, acquisitions, and debt repayment.

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

     Since 1979, The Coca-Cola Company has assisted in the transfer of ownership or financial restructuring of a majority of its United States bottler operations and has assisted in similar transfers of bottlers operating outside the United States. Certain bottlers and interests therein have been acquired by The Coca-Cola Company and certain of those have been sold to bottlers, including the Company, which are believed by management of The Coca-Cola Company to be the best suited to manage and develop these acquired operations. The Coca-Cola Company has advised the Company that it may continue to acquire bottling companies or interests therein and to assist in the sale of acquired bottlers to other bottlers viewed as those best suited to promote the interests of The Coca-Cola Company and the Coca-Cola bottler system, which may or may not include the Company. In connection with such transactions, The Coca-Cola Company may own all or part of the equity interests of acquired bottlers for varying periods of time. See "Acquisitions and Divestitures" below and "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola Company" in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 11, 1996 (the "Company's 1996 Proxy Statement"), which information is incorporated by reference in Item 13 hereof.

     The Company intends to acquire only bottling businesses offering the Company the ability to produce long-term share-owner value.

ACQUISITIONS AND DIVESTITURES

     During 1995, the Company acquired The Wichita Coca-Cola Bottling Company, having territories in Kansas, Nebraska, Colorado and Missouri, for approximately $157 million, and the assets of a fountain business in Las Vegas, Nevada for approximately $3.4 million. The total cost of all the Company's acquisitions since reorganization in 1986 through December 31, 1995, including assumed and issued debt, where applicable, is approximately $5.7 billion.

     On February 21, 1996, the Company acquired the Ouachita Coca-Cola Bottling Company, Inc. ("Ouachita Coca-Cola") having territories in Arkansas, Louisiana and Mississippi, for a total consideration of approximately $313 million (including assumed and issued debt), which was paid to the former shareholders in cash, common stock and convertible preferred stock of the Company.

     On December 12, 1995, the Company announced it was in preliminary discussions with The Coca-Cola Company to acquire its bottlers located in Belgium and France and a canning facility in Dunkirk, France.

     In 1995, the Company sold its 50% interest in a Mississippi bottler for approximately $17 million. Since reorganization in 1986, the aggregate proceeds to the Company from the sale of bottlers and other businesses have been approximately $473 million; of this amount, bottlers representing sales proceeds of approximately $404 million were reacquired by the Company in 1991 as a result of the acquisition of Johnston Coca-Cola Bottling Group, Inc. ("Johnston Coca-Cola"), and the above-referenced Mississippi bottler was reacquired by the Company in 1996 as a result of the acquisition of Ouachita Coca-Cola.

TERRITORIES

     The Company's bottling territories in the United States and the Caribbean include portions of 38 states and all of the District of Columbia, the U.S. Virgin Islands, and the islands of Tortola and Grand Cayman. At December 31, 1995, these territories contained approximately 141 million people; giving effect to the acquisition of Ouachita Coca-Cola, these territories contained approximately 143 million people, representing approximately 54% of the United States population. Population in the territories in the United States in which the Company operated at December 31, 1995 increased over the preceding five years by approximately 5.4%, as compared to an increase of 4.5% for the general United States population during the same period.

     The Company's territory in the Netherlands has a population of approximately 15 million people.

     The following maps identify the territories in which the Company operates:

                  Appearing here are maps of the United States, a portion of the Caribbean and a portion of Western Europe, outlining the Company's territories.

                         (MAPS ARE NOT TO SAME SCALE)

PRODUCTS

     The Company markets, distributes, and produces beverage products of The Coca-Cola Company; these products include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Sprite, diet Sprite, Cherry Coke, diet Cherry Coke, Barq's, Fanta, Fresca, Fruitopia, Hi-C fruit drinks, Mello Yello, Minute Maid and diet Minute Maid soft drinks, Minute Maid Juices to Go, Mr. PiBB, diet Mr. PiBB, Powerade, Ramblin' root beer, and TAB. Additionally, the Company markets, produces and distributes (or obtains from contract packers) Nestea products, under license from Coca-Cola Nestle Refreshments Company, USA, and various noncola beverage products under the trademarks of companies other than The Coca-Cola Company. Substantially all of the Coca-Cola Trademark Beverages, as well as TAB, Sprite, Minute Maid, and diet Minute Maid carbonated orange beverages, are available throughout the Company's domestic territories. Other products of The Coca-Cola Company and of other companies are available in selected territories. Certain of the Company's locations supply product to other Coca-Cola bottlers and major fountain accounts.

     The Coca-Cola Company and other companies manufacture syrups and concentrates, and in some cases the finished product, for sale to bottlers and to fountain wholesalers. Bottling and canning operations combine the syrup or concentrate with sweetener and carbonated water, and package the finished product in authorized bottles, cans, and post-mix containers for sale to retailers. See "Marketing" and "Raw Materials" below.

     Approximately 71% of the Company's domestic equivalent case sales in 1995 (excluding post-mix) represented caloric products and the balance represented low-calorie products.

MARKETING

     The Company sells its products in a variety of packages authorized by The Coca-Cola Company and other companies. In 1995, domestic and international equivalent case sales of the Company, excluding post-mix syrup sales, were packaged approximately 56% in cans, 39% in other nonrefillable packaging, 4% in returnable containers, and 1% in pre-mix containers. Post-mix syrup accounted for approximately 14% of the Company's equivalent case sales in 1995.

     The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and the other beverage companies that supply concentrates, syrups, and finished product to the Company join in making substantial advertising expenditures in all major media to promote sales in the local areas served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. In 1995, the Company's local media advertising expenditures were approximately $39 million, in addition to cooperative media advertising payments by The Coca-Cola Company of approximately $44 million. Certain of the marketing expenditures by The Coca-Cola Company are made pursuant to annual arrangements between The Coca-Cola Company and the Company. Although The Coca-Cola Company has advised the Company that it intends to continue to provide marketing support in 1996, it is not obligated to do so under either the domestic or international bottle contracts between The Coca-Cola Company and the Company. See "Domestic Bottle Contracts" and "International Bottler's Agreement" below.

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

     High fructose corn syrup currently is the principal sweetener of the beverage products, other than low-calorie products, of The Coca-Cola Company. The Company and The Coca-Cola Company have entered into arrangements for the purchase by the Company from The Coca-Cola Company of substantially all of the Company's requirements for sweeteners for 1996. See "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola
Company -- Sweetener Requirements Agreement" in the Company's 1996 Proxy Statement, which information is incorporated by reference in Item 13 hereof. The Company does not separately purchase low-calorie sweeteners because sweeteners for the low-calorie beverage products of The Coca-Cola Company are contained in the syrup or concentrate purchased by the Company from The Coca-Cola Company.

     The Company currently purchases a significant portion of its requirements for plastic bottles from bottling cooperatives jointly owned by it and other Coca-Cola bottlers. Management of the Company believes that ownership interests in certain suppliers and the self-manufacture of certain packages serve to reduce or contain costs.

     There are no materials or supplies used by the Company which are currently in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls, or national emergencies.

DOMESTIC BOTTLE CONTRACTS

     The Company purchases concentrate and syrup from The Coca-Cola Company and markets, distributes, and produces its principal liquid nonalcoholic refreshment products within the United States under two basic forms of bottle contracts with The Coca-Cola Company: bottle contracts that cover the Coca-Cola Trademark Beverages (the "Cola Bottle Contracts") and bottle contracts that cover other carbonated beverages of The Coca-Cola Company (the "Allied Bottle Contracts") (herein referred to collectively as the "Bottle Contracts"). See "Introduction" and "Products" above. The Company and each of its wholly owned bottling company subsidiaries are parties to one or more separate Cola Bottle Contracts and to various Allied Bottle Contracts. In this section, unless the context indicates otherwise, a reference to the Company refers to the legal entity, which may be either the Company or one of its bottling company subsidiaries, which is a party to the Bottle Contracts with The Coca-Cola Company.

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

     Pursuant to the Cola Bottle Contracts, The Coca-Cola Company annually establishes the prices charged to the Company for concentrates and syrups for Coca-Cola Trademark Beverages. The Company expects that net prices charged by The Coca-Cola Company in 1996 for syrup and concentrates will increase approximately 2.8% as compared to 1995 prices. The Coca-Cola Company has no rights under the Bottle Contracts to establish the resale prices at which the Company sells its products.

     The Company is obligated to maintain such plant and equipment, staff, distribution, and vending facilities as are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Bottle Contracts and in sufficient quantities to fully satisfy the demand for these beverages in its territories; to undertake adequate quality control measures prescribed by The Coca-Cola Company; to develop and stimulate the demand for Coca-Cola Trademark Beverages in those territories; to use all approved means, and spend such funds on advertising and other forms of marketing, as may be reasonably required to satisfy that objective; and to maintain such sound financial capacity as may be reasonably necessary to assure performance by the Company and its affiliates of their obligations to The Coca-Cola Company. The Company is required to meet annually with The Coca-Cola Company to present its marketing, management, and advertising plans with respect to the Coca-Cola Trademark Beverages for the year, including financial plans showing that the Company and all of its bottler affiliates have the consolidated financial capacity to perform their duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If the Company carries out its plans in all material respects, it will be deemed to have satisfied its obligations to develop, stimulate, and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured or waived by The Coca-Cola Company within 120 days of notice of the failure, would give The Coca-Cola Company the right to terminate the Cola Bottle Contract. If the Company at any time fails to carry out a plan in all material respects in any geographic segment of its territory, and if such failure is not cured within six months after notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Bottle Contract by eliminating the portion of the territory in which such failure has occurred.

     The Coca-Cola Company has no obligation under the Bottle Contracts to participate with the Company in expenditures for advertising and marketing, but it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company. Although The Coca-Cola Company has advised the Company that it intends to continue to provide various forms of marketing support in 1996 at a comparable level of support as that provided in 1995, it is not obligated to do so under the Bottle Contracts.

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

     The Cola Bottle Contracts are perpetual, except for the contract covering the U.S. Virgin Islands and the islands of Tortola and Grand Cayman; this contract has a term of five years after which the Company may request an additional five-year extension that can be granted at the sole discretion of The Coca-Cola Company. All Cola Bottle Contracts are subject to termination by The Coca-Cola Company in the event of default by the Company. Events of default with respect to each Cola Bottle Contract include: (i) production or sale of any cola product not authorized by The Coca-Cola Company; (ii) insolvency, bankruptcy, dissolution, receivership, or the like; (iii) any disposition by the Company of any voting securities of any bottling company without the consent of The Coca-Cola Company; and (iv) any material breach of any obligation of the Company under the Cola Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company. If any Cola Bottle Contract is terminated, The Coca-Cola Company has the right to terminate all other Cola Bottle Contracts held by the bottler which is a party to the terminated contract, as well as the Cola Bottle Contracts of any other entity which such bottler controls.

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

The Allied Bottle Contracts

     The Allied Bottle Contracts contain provisions that are similar to those of the Cola Bottle Contracts with respect to pricing, authorized containers, planning, quality control, transfer restrictions, and related matters, and grant similar exclusive rights with respect to the distribution of beverages of The Coca-Cola Company which are neither Coca-Cola Trademark Beverages nor, except for Hi-C fruit drinks, noncarbonated beverages (the "Allied Beverages") for sale in authorized containers in specified territories. Under the Allied Bottle Contracts, the Company likewise has advertising, marketing, and promotional obligations, but without restriction as to the marketing of competitive products as long as there is no manufacturing or handling of other products that would imitate, infringe upon, or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and the Company has a right, but not an obligation, under each of the Allied Bottle Contracts (except under the Allied Bottle Contracts for Hi-C fruit drinks and carbonated Minute Maid beverages) to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Bottle Contracts. The Allied Bottle Contracts each has a term of ten years and is renewable by the bottler for an additional ten years at the end of each term. The initial term for most of the Company's Allied Bottle Contracts will expire in 1996 and subsequent years. The Company intends to renew substantially all the Allied Bottle Contracts. The Allied Bottle Contracts are subject to termination in the event of default by the Company. The Coca-Cola Company may terminate an Allied Bottle Contract in the event of: (i) insolvency, bankruptcy, dissolution, receivership, or the like; (ii) termination of the Cola Bottle Contract of the Company by either party for any reason; or (iii) any material breach of any obligation of the Company under the Allied Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company.

Noncarbonated Beverage Agreements

     The Company purchases certain noncarbonated beverages such as isotonic, tea, and fruit drinks in finished form from The Coca-Cola Company, or its designees, pursuant to Marketing and Distribution Agreements ("Noncarbonated Beverage Agreements"). The Noncarbonated Beverage Agreements have certain significant differences from the Cola Bottle Contracts.

     Each of the Noncarbonated Beverage Agreements has a term of ten years and is renewable by the Company for an additional ten years at the end of each term. The initial term for most of the Noncarbonated Beverage Agreements for Powerade will expire in 2004. Unlike the Cola Bottle Contracts, which grant the Company exclusivity in the distribution of the covered beverages in the territory, the Noncarbonated Beverage Agreements permit The Coca-Cola Company to test market noncarbonated beverage products in the territory, subject to the Company's right of first refusal to do so, and to sell noncarbonated beverages to commissaries for delivery to retail outlets in the territory where noncarbonated beverages are consumed on-premise, such as restaurants. The Coca-Cola Company shall pay the Company certain fees for lost volume, delivery, and taxes in the event of such commissary sales.

     The Coca-Cola Company, in its sole discretion, sets the pricing the Company must pay for noncarbonated beverages but has agreed, under certain circumstances, to give the Company the benefit of more favorable pricing if offered to other Coca-Cola bottlers. Under the Noncarbonated Beverage Agreements for Powerade the Company may not sell other isotonic beverages.

     In general, except as set forth above, the Noncarbonated Beverage Agreements contain provisions similar to those in the Bottle Contracts with respect to pricing, planning, quality control, marketing, and promotional obligations.

Post-Mix Marketing, Fountain Appointments, and Other Similar Arrangements

     The Company has in the past sold and delivered the post-mix products of The Coca-Cola Company pursuant to one-year post-mix distributorship appointments. In 1995, the Company sold and/or delivered such post-mix products in most of its major markets. Under the terms of the appointments, the Company is authorized to distribute such syrups to retailers for dispensing to consumers within the United States. The appointments are terminable by either party without cause upon ten days' written notice. Unlike the Bottle Contracts, there is no exclusive territory, and the Company faces competition not only from sellers of other post-mix syrups but from other sellers of post-mix syrups of The Coca-Cola Company (including The Coca-Cola Company). Depending on the market, the Company is involved in the sale, distribution, and marketing of post-mix syrups in differing degrees. In some markets, the Company sells syrup on its own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, the Company is responsible for marketing post-mix syrup to certain segments of the market. See "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola Company -- Agency Billing and Delivery Arrangements" in the Company's 1996 Proxy Statement, which information is incorporated by reference in Item 13 hereof.

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

INTERNATIONAL BOTTLER'S AGREEMENT

     CCB Nederland operates in the Netherlands under a Bottler's Agreement dated December 14, 1992 (the "International Bottler's Agreement") with The Coca-Cola Company; this agreement has certain significant differences from the domestic Bottle Contracts.

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

     CCB Nederland has the exclusive right within the Netherlands to sell the beverages covered by the International Bottler's Agreement in refillable glass and PET bottles. The covered beverages include the Coca-Cola Trademark and Allied Beverages. The Coca-Cola Company has retained the rights to produce and sell, or authorize third parties to produce and sell, the beverages in any other manner or form, including cans, within the territory. CCB Nederland has been granted a nonexclusive authorization to purchase finished product in cans from The Coca-Cola Company or its designee and to distribute them within its territory. This authorization is granted in connection with the International Bottler's Agreement and expires on September 30, 1998, with a provision for an extension of five years at the discretion of The Coca-Cola Company. The Coca-Cola Company has granted CCB Nederland a nonexclusive authorization to package and sell postmix and pre-mix beverages in the territory; this authorization is terminable by either party with 90 days' prior notice.

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

     Similar to the Bottle Contracts under which the Company and its other subsidiaries operate, the International Bottler's Agreement provides that the sales of beverage base and other goods to CCB Nederland are at prices which are set from time to time by The Coca-Cola Company. The Company expects that net prices charged in 1996 by The Coca-Cola Company for syrup, concentrate, and other goods will increase approximately 4% over 1995 prices.

     The Coca-Cola Company has no commitment to provide marketing support under the International Bottler's Agreement, but it has provided substantial marketing support in the past and has advised CCB Nederland that it intends to continue marketing support to CCB Nederland in 1996 at a similar level as provided in 1995.

COMPETITION

     The liquid nonalcoholic refreshment business is highly competitive. Competition exists among all beverages, including soft drinks, sports drinks, tea, juices, juice drinks, coffee, water, beer, wine and bottled waters. Competitors in this business include bottlers and distributors of nationally advertised and marketed products, regionally advertised and marketed products, and chain store and private label beverages. The Company estimates that in 1995 the products of The Coca-Cola Company represented approximately 35% of total food store carbonated soft drink sales in all domestic territories in which the Company operates, and that those of PepsiCo, Inc. represented approximately 31%. The Company also estimates that in each of its domestic territories, between 55% and 75% of food store carbonated soft drink sales are accounted for by the Company and its major competitor, which in most territories is the bottler of the soft drink products of PepsiCo, Inc.

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

EMPLOYEES

     At December 31, 1995, the Company had approximately 33,000 employees, about 850 of these located in the Netherlands. The acquisition of Ouachita Coca-Cola in 1996 added approximately 850 additional employees. The Company is a party to collective bargaining agreements covering approximately 24% of its employees. These collective bargaining agreements expire at various dates through 2000. The Company has no reason to believe that it will be unable to renegotiate any of these agreements on satisfactory terms. Management of the Company believes that the Company's relations with its employees are generally good.

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

     Massachusetts requires the creation of a deposit transaction fund by bottlers and the payment to the state of balances in that fund that exceed three months of deposits received, net of deposits repaid to customers and interest earned. A portion of the Massachusetts law was held unconstitutional by the Massachusetts Supreme Judicial Court as it related to deposits escheated to the state prior to the effective date of the law. A favorable settlement with the state on the deposits escheated to the state prior to the effective date of the law is anticipated in 1996. Michigan also has a statute, effective January 1, 1990, requiring bottlers to pay to the state unclaimed container deposits.

     Excise taxes on sales of soft drinks have been in place in various states for several years. The states in which the Company operates currently imposing such taxes are Arkansas, Louisiana, North Carolina and Tennessee. In addition, two local jurisdictions in which the Company operates, Baltimore City, Maryland and Honolulu, Hawaii, have imposed a special tax on nonrefillable soft drink containers. The Baltimore City container tax will be phased out over a period of eigh-teen months, ending July 1, 1997. To the knowledge of management of the Company, no similar legislation has been enacted in any other markets served by the Company. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in nonrefillable containers as a means of encouraging the use of refillable containers. Management of the Company is unable to predict, however, whether such additional legislation will be adopted.

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

     A California law requires that any person who exposes another to a carcinogen or a reproductive toxicant must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. The Company has assessed the impact of the law and its implementing regulations on the Company's soft drink and other products and has concluded that none of the Company's products currently requires a warning under the law. The Company cannot predict whether or to what extent food industry efforts to minimize the law's impact on food products will succeed, neither can the Company predict what impact, either in terms of direct costs or diminished sales, imposition of the law may have.

     Substantially all of the facilities of the Company are subject to federal, state, and local provisions regulating above-ground and underground fuel storage tanks and the discharge of materials into the environment. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material effect upon the capital expenditures, net income, financial condition, or competitive position of the Company. The Company's beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable federal and state requirements. The Company has been named as a potentially responsible party ("PRP") in connection with certain landfill sites where the Company may have been a de minimis contributor. Under current law, the Company's liability for cleanup costs may be joint and several with other users of such sites, regardless of the extent of the Company's use in relation to other users. However, in the opinion of management of the Company, the potential liability of the Company in connection with such activity is not significant and will not have a material adverse effect on the financial condition or results of operations of the Company.

     Several underground fuel storage tanks used by the Company may be found to be in noncompliance with applicable federal and state requirements for the continued maintenance and use of such tanks. The Company has adopted a plan for the testing, removal, replacement, and repair, if necessary, of underground fuel storage tanks at Company bottlers and remediation of their sites, if necessary and, to a lesser extent, the abatement of the discharge of pollutants, upgrading water treatment facilities, and remediating friable asbestos, at various Company facilities. The Company spent approximately $8 million pursuant to such plan in 1992, $9 million in 1993, $12 million in 1994, and $6 million in 1995. The Company estimates it will spend approximately

$5 million in 1996 and $6 million in 1997 pursuant to this plan. In the opinion of management of the Company, any liabilities associated with the items covered by such plan will not have a material adverse effect on the financial condition or results of operations of the Company.

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

ITEM 2.  PROPERTIES

     The principal properties of the Company include the executive offices, production facilities, distribution facilities, administrative offices, and service centers. At the end of 1995, the Company operated 44 beverage production facilities, 16 of which are solely production facilities and 28 of which are combination production/distribution facilities, and also operated 223 principal distribution facilities. The Company owns 43 of its production facilities, 192 of its principal distribution facilities, and leases the others. In the aggregate, the Company's owned and leased facilities covered approximately 22 million square feet. The acquisition of Ouachita Coca-Cola in 1996 added one leased combination production/distribution facility and eight distribution facilities owned by Ouachita Coca-Cola. These facilities cover approximately 800,000 square feet. Management of the Company believes that its production and distribution facilities are generally sufficient to meet present operating needs.

     Twelve of the facilities owned by the Company are subject to liens to secure indebtedness in an aggregate principal amount of approximately $7.7 million at December 31, 1995. Excluding expenditures for bottler acquisitions, the Company's capital expenditures in 1995 were approximately $501 million.

     At the end of 1995, the Company owned and operated approximately 27,000 vehicles of all types used in the sale, production, and distribution of its products and approximately 1,030,000 coolers, beverage dispensers, and vending machines. The acquisition of Ouachita Coca-Cola added approximately 800 vehicles and 42,000 coolers and vending machines.

ITEM 3.  LEGAL PROCEEDINGS

     On January 10, 1996, the Delaware Court of Chancery approved the settlement of the derivative suit filed in 1991 by Three Bridges Investment Group against The Coca-Cola Company, Johnston Coca-Cola and the directors of the Company then in office, relating to the acquisition of Johnston Coca-Cola by the Company. Under the terms of the settlement, (i) an amount of attorneys' fees was awarded to plaintiffs' counsel; (ii) the Company agreed that, for five years after the date the settlement became final, any proposed merger or consolidation with, purchase of an equity interest in, for a consideration of $10 million or more, or other acquisition of an entity or other ownership interest from, The Coca-Cola Company or any company in which The Coca-Cola Company has a 20% or greater equity or other ownership interest, must be approved by a committee of three independent directors of the Company; and (iii) the Company agreed to continue its share repurchase program through at least April 1996.

     The Company and several of its bottling subsidiaries or divisions have been named as PRPs at several federal "Superfund" sites. In 1992, the Florida Coca-Cola Bottling Company ("Florida CCBC") was named by the Environmental Protection Agency ("EPA") as a PRP at the Peak Oil site in Tampa, Florida, formerly the location of a refiner of used motor oil. Following an internal investigation and lengthy negotiations with the PRP Group's Allocation Task Force, Florida CCBC agreed to accept liability for 32,141 gallons of used oil, representing approximately 1.6% of the total amount (approximately two million gallons) sent by all identified PRPs. Although the total remediation costs are not yet known, it is estimated that Florida CCBC's ultimate liability could reach $300,000. In 1992, a PRP at the South 8th Street landfill (a/k/a West Memphis landfill) site in West Memphis, Arkansas brought The Coca-Cola Bottling Company of Memphis, Tenn. ("CCBC Memphis") into the remediation proceedings as an additional PRP with respect to that site, which is alleged to have been used in the 1950s and 1960s as a dump site for the byproducts from the reprocessing of used motor oil. The EPA is still investigating the site and has not issued an estimate for the cost of remediation, although the PRP naming CCBC Memphis has estimated the total cost to be as much as $45 million. In May 1995, CCBC Memphis received and responded to a Request for Information from the EPA. Following its initial investigation of this matter, CCBC Memphis determined that some of its waste oil may have been taken to the South 8th Street landfill. Thus, CCBC Memphis has joined the PRP group. However, neither the specific volume of waste oil that may have been generated by CCBC Memphis nor CCBC Memphis' percentage of the whole relative to other PRPs have yet been determined; accordingly CCBC Memphis does not yet know whether its liability, if any, would be material. In November 1994, the EPA notified the Coca-Cola Bottling Company of Northeast Arkansas ("CCBC NEARK"), a bottler acquired by the Company in December 1993, that it was also considered to be a PRP with respect to the South 8th Street landfill site. It is believed that CCBC NEARK had no connection with this site, and in any event the Company has the right of indemnification against the former owners of CCBC NEARK. In April 1994, the Company was notified by a PRP group at the Waste Disposal Engineering site in Andover, Minnesota, that one of its predecessor companies, Midwest Coca-Cola Bottling Company ("Midwest CCBC") could be a PRP at such site, a former landfill. The claim against the Company is approximately $100,000; however, if this site is a "qualified landfill" under Minnesota law, the entire cost of remediation may be paid by the state without contribution from any PRP. In November 1994, Florida CCBC received notice from a PRP group at the Petroleum Products Corporation site in Pembroke Park, Florida, that it could be a PRP at such site, the former location of a used oil recycling facility. Total cleanup for the site is believed to be as much as $40 million. Following its initial investigation of this matter, Florida CCBC determined that some of its waste oil may have been taken to the Petroleum Products Corporation site. Thus, Florida CCBC has joined the PRP group. However, neither the specific volume of waste oil that may have been generated by Florida CCBC nor Florida CCBC's percentage of the whole relative to other PRPs have yet been determined; accordingly, Florida CCBC does not yet know whether its liability, if any, would be material. The Company or its bottling subsidiaries have been named PRPs at sixteen other federal and five state "Superfund" sites where management of the Company has concluded either (i) that the Company will have no further liability because there was no responsibility for having deposited hazardous waste; (ii) that payments made to date would be sufficient to satisfy all liability; or
(iii) that the Company's ultimate liability, if any, for such site would be less than $100,000.

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

ITEM 4(A).  EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is information as of March 1, 1996 regarding the executive officers of the Company:

                                                      PRINCIPAL OCCUPATION DURING
              NAME                 AGE                    THE PAST FIVE YEARS
---------------------------------  ---   -----------------------------------------------------
Summerfield K. Johnston, Jr. ....  63    Mr. Johnston has been the Vice Chairman of the Board
                                         and Chief Executive Officer of the Company since
                                         December 1991. From 1979 to December 1991, he served
                                         as Chairman of the Board and Chief Executive Officer
                                         of Johnston Coca-Cola and served as President of
                                         Johnston Coca-Cola prior to that time.
Henry A. Schimberg...............  62    Mr. Schimberg has been the President, Chief Operating
                                         Officer, and a director of the Company since December
                                         1991. From 1984 to December 1991, he served as
                                         President and Chief Operating Officer of Johnston
                                         Coca-Cola.
John R. Alm......................  50    Mr. Alm has been Senior Vice President and Chief
                                         Financial Officer of the Company since December 1991.
                                         From 1985 to December 1991, he served as Senior Vice
                                         President--Finance and Administration of Johnston
                                         Coca-Cola.
Norman P. Findley III............  51    Mr. Findley has been Senior Vice President of the
                                         Company since December 1995. He was Vice President,
                                         Domestic and International Marketing from July 1993
                                         to December 1995. From 1989 to July 1993, he served
                                         as Vice President, Marketing of the Company. From
                                         1987 to 1989, he served as Vice President and Account
                                         Manager of the Coca-Cola USA division of The
                                         Coca-Cola Company.
Robert F. Gray...................  48    Mr. Gray has been Vice President, Information Systems
                                         of the Company since February 1992. Mr. Gray was a
                                         partner with KPMG Peat Marwick (accounting firm) from
                                         1984 to 1992.
John C. Heinrich.................  54    Mr. Heinrich has been Vice President, Operations of
                                         the Company since February 1992. He was the Vice
                                         President for Operations of Johnston Coca-Cola from
                                         1988 to 1991, and served as Vice President,
                                         Operations from 1985 to 1988 of the Central States
                                         Coca-Cola Bottling Company division of Johnston
                                         Coca-Cola.
Summerfield K. Johnston III......  42    Mr. Johnston has been Senior Vice President of the
                                         Company since December 1995. He was Vice President,
                                         Regional Operations from July 1993 to December 1995.
                                         He was Vice President and General Manager, West
                                         Central Region from December 1992 to July 1993. He
                                         served as Vice President, Human Resources of the
                                         Company from February 1992 to December 1992 and from
                                         1987 to 1991, Mr. Johnston served as Executive Vice
                                         President and General Manager of the Midwest
                                         Coca-Cola Bottling Company division of Johnston
                                         Coca-Cola.

                                                      PRINCIPAL OCCUPATION DURING
              NAME                 AGE                    THE PAST FIVE YEARS
---------------------------------  ---   -----------------------------------------------------
Jarratt H. Jones.................  42    Mr. Jones has been Vice President, Human Resources of
                                         the Company since October 1993. He was a General
                                         Manager for International Business Machines
                                         Corporation from 1989 to 1993.
Lowry F. Kline...................  55    Mr. Kline has been Senior Vice President of the
                                         Company since February 1996 and General Counsel of
                                         the Company since December 1991. He was a partner in
                                         the law firm of Miller & Martin, Chattanooga,
                                         Tennessee, from 1970 until his resignation from that
                                         firm in 1996 to become a full-time employee of the
                                         Company.
Vicki G. Roman...................  42    Ms. Roman has been Vice President and Treasurer of
                                         the Company since December 1993. She was Treasurer of
                                         the Company from February 1992 to December 1993 and
                                         was an Assistant Treasurer of the Company from 1986
                                         to February 1992.
Philip H. Sanford................  42    Mr. Sanford has been Senior Vice President of the
                                         Company since December 1995. He was Vice President,
                                         Finance and Administration from February 1993 to
                                         December 1995, and was Vice President and Executive
                                         Assistant to the Chief Executive Officer from
                                         February 1992 to February 1993. From 1985 to 1991, he
                                         served as Senior Vice President and Treasurer of
                                         Johnston Coca-Cola.
Gary P. Schroeder................  50    Mr. Schroeder has been Vice President, Regional
                                         Operations of the Company since December 1994. He was
                                         Regional Vice President, General Manager of the
                                         Southwest Region from January 1992 to December 1994
                                         and served as Division General Manager of the
                                         Cincinnati Division of Johnston Coca-Cola from 1988
                                         to 1992.
G. David Van Houten, Jr..........  46    Mr. Van Houten has been Senior Vice President of the
                                         Company since December 1995. He was Vice President,
                                         Regional Operations of the Company from July 1993 to
                                         December 1995 and he was Regional Vice President and
                                         General Manager, Texas Region from 1992 to 1993. He
                                         served as Area Vice President, Texas Area from 1989
                                         to 1991.
Bernice H. Winter................  47    Ms. Winter has been Vice President and Controller of
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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  LISTED AND TRADED:  New York Stock Exchange

                     TRADED:  Boston, Cincinnati, Chicago,
                      Pacific, and Philadelphia Exchanges

     Share owners of common stock of record as of February 26, 1996: 8,877

                                  STOCK PRICES

-----------------------------------------------------------------------------------------------
1995                                                                     HIGH            LOW
-----------------------------------------------------------------------------------------------
Fourth Quarter                                                           29 7/8          24 1/8
Third Quarter                                                            25 1/2          20 5/8
Second Quarter                                                           23 1/4          20 1/8
First Quarter                                                            21 3/4          17 3/4

-----------------------------------------------------------------------------------------------
1994                                                                     HIGH            LOW
-----------------------------------------------------------------------------------------------
Fourth Quarter                                                           19 1/2          16 3/8
Third Quarter                                                            18 3/8          16
Second Quarter                                                           18 7/8          15 1/2
First Quarter                                                            19 1/4          14

                                   DIVIDENDS

     Quarterly dividends in the amount of $0.0125 per share were paid during the fiscal years 1994 and 1995. In February 1996, the Company's Board of Directors increased the quarterly dividend to $0.025 per share, effective for the quarterly dividend payable April 1, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" for the years 1986 through 1995, on pages 46 and 47 of the Company's Annual Report to Share Owners for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Financial Review" on pages 18 through 29 of the Company's Annual Report to Share Owners for the year ended December 31, 1995, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and its subsidiaries are incorporated herein by reference to the Company's Annual Report to Share Owners for the year ended December 31, 1995, at the pages indicated:

        Consolidated Statements of Operations -- Years ended December 31, 1995, 1994 and 1993 (page 21)

        Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993 (page 23)

        Consolidated Balance Sheets -- December 31, 1995 and 1994 (page 25)

        Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1995, 1994 and 1993 (page 26)

        Notes to Consolidated Financial Statements (pages 30-43)

        Report of Independent Auditors (page 45)

     "Quarterly Financial Data," on page 43 of the Company's Annual Report to Share Owners for the years ended December 31, 1995 and 1994, is also incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company is set forth under the captions "Election of Directors -- Nominees" and "Election of
Directors -- Information Concerning Directors" on page 4 and on pages 4 through 7, respectively, of the Company's 1996 Proxy Statement. Such information is incorporated herein by reference. Pursuant to Instruction 3 of Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K, information relating to the executive officers of the Company is set forth at Item 4(A) of this report under the caption "Executive Officers of the Company." Information regarding compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company's executive officers and directors, persons who own more than ten percent of the Company's common stock and their affiliates who are required to comply with such reporting requirements is set forth in "Election of Directors -- Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 12 of the Company's 1996 Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth under the captions "Election of Directors -- Compensation of Directors" and "Executive Compensation" on page 9 and pages 13 through 22, respectively, of the Company's 1996 Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding ownership of the Company's common stock by certain persons is set forth under the captions "Voting -- Principal Share Owners" and "Election of Directors--Security Ownership of Directors and Officers" on page 3 and pages 9 through 12, respectively, of the Company's 1996 Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain transactions between the Company, The Coca-Cola Company and their affiliates and certain other persons is set forth under the caption "Certain Relationships and Related Transactions" on pages 22 through 26 of the 1996 Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) Financial Statements. The following consolidated financial statements of the Company and subsidiaries, included in the Company's Annual Report to Share Owners for the year ended December 31, 1995, are incorporated by reference in Part II, Item 8 of this report:

     Consolidated Statements of Operations -- Years ended December 31, 1995, 1994 and 1993.

     Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993.

     Consolidated Balance Sheets -- December 31, 1995 and 1994.

     Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

     (2) Financial Statement Schedules. The following financial statement schedule of the Company and its subsidiaries is included in this report on the page indicated:

                                                                                    PAGE
                                                                                    ----
    Report of Independent Auditors................................................  F-2
    Schedule II -- Valuation and Qualifying Accounts for the fiscal years ended
                   December 31, 1995, 1994 and 1993...............................  F-3

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

     (3) Exhibits.


                                                        INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                        (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                 REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                    DESCRIPTION                   EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
------      ----------------------------------------    ----------------------------------------------
  3.1    -- Restated Certificate of Incorporation of    Exhibit 28.2 to the Company's Quarterly
            Coca-Cola Enterprises, as amended on        Report on Form 10-Q as filed May 11,
            April 15, 1992.                             1992.
  3.2    -- Bylaws of Coca-Cola Enterprises, as         Filed herewith.
            amended through February 20, 1996.

                                                         INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                         (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                  REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                    DESCRIPTION                    EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
------      ----------------------------------------    ----------------------------------------------
  4.1    -- Indenture dated as of July 30, 1991,        Exhibit 4.1 to the Company's Current
            together with the First Supplemental        Report on Form 8-K (Date of Report: July
            Indenture thereto dated January 29,         30, 1991); Exhibit 4.01 to the Company's
            1992, between Coca-Cola Enterprises and     Current Report on Form 8-K (Date of
            Manufacturers Hanover Trust Company, as     Report: January 29, 1992); Exhibit 4.02
            Trustee, with regard to certain             to the Company's Current Report on Form
            unsecured and unfunded debt securities      8-K (Date of Report: January 29, 1992);
            of Coca-Cola Enterprises, and forms of      Exhibit 4.01 to the Company's Current
            notes and debentures issued thereunder.     Report on Form 8-K (Date of Report:
                                                        September 8, 1992); Exhibits 4.01 and
                                                        4.02 to the Company's Current Report on
                                                        Form 8-K (Date of Report: November 12,
                                                        1992); Exhibit 4.01 to the Company's
                                                        Current Report on Form 8-K (Date of
                                                        Report: January 4, 1993); Exhibit 4.02
                                                        to the Company's Current Report on Form
                                                        8-K (Date of Report: September 15,
                                                        1993); Exhibit 4.01 to the Company's
                                                        Current Report on Form 8-K (Date of
                                                        Report: May 12, 1995).
  4.2    -- Medium-Term Notes Issuing and Paying        Exhibit 4.2 to the Company's Annual
            Agency Agreement dated as of October 24,    Report on Form 10-K for the fiscal year
            1994, between Coca-Cola Enterprises and     ended December 31, 1994.
            Chemical Bank, as issuing and paying
            agent, including as Exhibit B thereto
            the form of Medium-Term Note issuable
            thereunder.
  4.3    -- Indenture dated as of November 15, 1989     Exhibit 4.01 to the Company's Current
            between Coca-Cola Enterprises and           Report on Form 8-K (Date of Report:
            Bankers Trust Company, as Trustee, with     December 12, 1989); Exhibit 4.4(a) to
            regard to certain unsecured and             the Company's Annual Report on Form 10-K
            unsubordinated debt securities of           for the fiscal year ended December 29,
            Coca-Cola Enterprises, and forms of         1989; Exhibit 4.4(b) to the Company's
            Fixed Rate Medium Term Note and Floating    Annual Report on Form 10-K for the
            Rate Medium Term Note, each issuable        fiscal year ended December 29, 1989.
            commencing December 18, 1989 pursuant to
            the above-referenced Indenture.
  4.4    -- Credit Agreement dated as of December 7,    Exhibit 4.4 to the Company's Annual
            1994 among Coca-Cola Enterprises; Bank      Report on Form 10-K for the fiscal year
            of America National Trust and Savings       ended December 31, 1994.
            Association; Citibank, N.A.; The First
            National Bank of Chicago; NationsBank of
            Texas, National Association; Union Bank
            of Switzerland, New York Branch; Texas
            Commerce Bank National Association;
            Trust Company Bank; Wachovia Bank of
            Georgia, N.A.; Canadian Imperial Bank of
            Commerce; Toronto Dominion (Texas),
            Inc.; Swiss Bank Corporation, New York
            Branch and Cayman Islands Branch; Mellon
            Bank, N.A.; The Northern Trust Company;
            ABN AMRO Bank, N.V., Atlanta Agency.


                                                        INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                        (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                 REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                    DESCRIPTION                   EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
------      ----------------------------------------    ---------------------------------------------
            Certain instruments which define the rights of holders of long-term debt of the
            Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the Company and its subsidiaries. The Company and its subsidiaries hereby agree to furnish a copy of each such instrument to the
            Commission upon request.
 10.1    -- 1986 Stock Option Plan of Coca-Cola         Exhibit 10.1 to the Company's Annual
            Enterprises, as amended through February    Report on Form 10-K for the fiscal year
            12, 1991.*                                  ended December 31, 1991.
 10.2    -- Form of Stock Option Agreement between      Exhibit 10.5 to the Company's
            Coca-Cola Enterprises and certain of its    Registration Statement on Form S-1, No.
            officers.*                                  33-9447.
 10.3    -- Coca-Cola Enterprises 1991 Stock Option     Exhibit 10.11 to the Company's Annual
            Plan, as amended and restated through       Report on Form 10-K for the fiscal year
            February 18, 1992.*                         ended December 31, 1992.
 10.4    -- Coca-Cola Enterprises 1994 Stock Option     Exhibit 4.3 to the Company's
            Plan.*                                      Registration Statement on Form S-8, No.
                                                        33-53221.
 10.5    -- Coca-Cola Enterprises 1995 Stock Option     Exhibit 4.3 to the Company's
            Plan.*                                      Registration Statement on Form S-8, No.
                                                        33-58699.
 10.6    -- Coca-Cola Enterprises 1992 Restricted       Exhibit 4.3 to the Company's
            Stock Award Plan (as amended and            Registration Statement on Form S-8, No.
            restated effective February 7, 1994).*      33-53219.
 10.7    -- Coca-Cola Enterprises 1995 Restricted       Exhibit 4.3 to the Company's
            Stock Award Plan.*                          Registration Statement on Form S-8, No.
                                                        33-58695.
 10.8    -- Coca-Cola Enterprises Restricted Stock      Filed herewith.
            Award Tax Withholding Agreement.*
 10.9    -- 1995 Phantom Stock Award Plan.*             Filed herewith.
 10.10   -- 1992 and 1993 Long-Term Incentive Plan      Exhibit 10.6 to the Company's Annual
            of Coca-Cola Enterprises, as amended.*      Report on Form 10-K for the fiscal year
                                                        ended December 31, 1994.
 10.11   -- Coca-Cola Enterprises 1994-1996 Long-       Exhibit 10.7 to the Company's Annual
            Term Incentive Plan.*                       Report on Form 10-K for the fiscal year
                                                        ended December 31, 1994.
 10.12   -- Coca-Cola Enterprises Inc. Long-Term        Filed herewith.
            Incentive Plan (Effective January 1,
            1995).*
 10.13   -- Coca-Cola Enterprises 1994 Executive        Exhibit 10.8 to the Company's Annual
            Management Incentive Plan (Effective        Report on Form 10-K for the fiscal year
            January 1, 1994).*                          ended December 31, 1994.
 10.14   -- Coca-Cola Enterprises 1995 Executive        Filed herewith.
            Management Incentive Plan (Effective
            January 1, 1995).*
 10.15   -- 1991 Amendment and Restatement of the       Exhibit 10.9 to the Company's Annual
            Coca-Cola Enterprises Supplemental          Report on Form 10-K for the fiscal year
            Retirement Plan, as amended effective       ended December 31, 1994.
            July 1, 1993.*
 10.16   -- Form of Stock Option Agreements between     Exhibit 10.36 to the Company's
            Coca-Cola Enterprises and certain of its    Registration Statement on Form S-1, No.
            directors.*                                 33-9447.
 10.17   -- Coca-Cola Enterprises 1988 Stock            Exhibit 10.10 to the Company's Annual
            Appreciation Rights Plan, as amended        Report on Form 10-K for the fiscal year
            through February 12, 1991.*                 ended December 31, 1991.


                                                          INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                         (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                    REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                    DESCRIPTION                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
------      ----------------------------------------    ------------------------------------------------
 10.18   -- Amended and Restated Deferred               Exhibit 10.16 to the Company's Annual
            Compensation Agreement between Johnston     Report on Form 10-K for the fiscal year
            Coca-Cola Bottling Group and Henry A.       ended December 31, 1993.
            Schimberg dated December 16, 1991, as
            amended.*
 10.19   -- 1993 Amendment and Restatement of           Exhibit 10.17 to the Company's Annual
            Deferred Compensation Agreement between     Report on Form 10-K for the fiscal year
            Johnston Coca-Cola Bottling Group and       ended December 31, 1993.
            John R. Alm as of April 30, 1993.*
 10.20   -- Retirement Plan for the Board of            Exhibit 10.33 to the Company's Annual
            Directors of Coca-Cola Enterprises,         Report on Form 10-K for the fiscal year
            effective April 11, 1991.*                  ended December 31, 1991.
 10.21   -- Deferred Compensation Plan for Non-         Exhibit 10.16 to the Company's Annual
            Employee Director Compensation, as          Report on Form 10-K for the fiscal year
            amended and restated effective April 1,     ended December 31, 1994.
            1994.*
 10.22   -- Tax Sharing Agreement dated November 12,    Exhibit 10.1 to the Company's
            1986 between Coca-Cola Enterprises and      Registration Statement on Form S-1, No.
            The Coca-Cola Company.                      33-9447.
 10.23   -- Registration Rights Agreement dated         Exhibit 10.3 to the Company's
            November 12, 1986 between Coca-Cola         Registration Statement on Form S-1, No.
            Enterprises and The Coca-Cola Company.      33-9447.
 10.24   -- Registration Rights Agreement dated as      Exhibit 10 to the Company's Current
            of December 17, 1991 among Coca-Cola        Report on Form 8-K (Date of Report:
            Enterprises, The Coca-Cola Company and      December 18, 1991).
            the share owners of Johnston Coca-Cola
            Bottling Group named therein.
 10.25   -- Registration Rights Agreement dated as      Exhibit 10.25 to the Company's Annual
            of December 15, 1993 among Coca-Cola        Report on Form 10-K for the fiscal year
            Enterprises, The Coca-Cola Company and      ended December 31, 1993.
            the share owners of the Coca-Cola
            Bottling Company of Northeast Arkansas,
            Inc.
 10.26   -- Form of Bottle Contract, as amended.        Exhibit 10.24 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended December 30, 1988.
 10.27   -- Letter Agreement dated March 15, 1989       Exhibit 10.23 to the Company's Annual
            between Coca-Cola Enterprises and The       Report on Form 10-K for the fiscal year
            Coca-Cola Company with respect to the       ended December 31, 1991.
            Bottle Contracts, as amended by letter
            agreement dated December 18, 1991.
 10.28   -- Form of Tolling Agreement between The       Exhibit 10.41 to the Company's Annual
            Coca-Cola Company and various Company       Report on Form 10-K for the fiscal year
            bottlers.                                   ended January 2, 1987.
 10.29   -- Sweetener Sales Agreement -- Bottler        Exhibit 10.30 to the Company's Annual
            between The Coca-Cola Company and           Report on Form 10-K for the fiscal year
            various Company bottlers.                   ended December 31, 1992.


                                                         INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                        (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                   REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                    DESCRIPTION                    EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
------      ----------------------------------------    ----------------------------------------------
 10.30   -- Can Supply Agreement, dated November 30,    Filed herewith.
            1995, between American National Can
            Company and Coca-Cola Enterprises.
 10.31   -- Share Repurchase Agreement dated January    Exhibit 10.44 to the Company's Annual
            1, 1991 between The Coca-Cola Company       Report on Form 10-K for the fiscal year
            and Coca-Cola Enterprises.                  ended December 28, 1990.
 11      -- Statement re computation of per share       Filed herewith.
            earnings.
 12      -- Statement re computation of ratios.         Filed herewith.
 13      -- 1995 Annual Report to Share Owners          Filed herewith.
            (Pages 18-43, 45-47).
 21      -- Subsidiaries of the Registrant.             Filed herewith.
 23      -- Consent of Independent Auditors.            Filed herewith.
 24      -- Powers of Attorney.                         Filed herewith.
 27      -- Financial Data Schedule (for SEC use only). Filed herewith.

---------------

* Management contracts and compensatory plans as arrangements required to be filed as an exhibit to this form pursuant to Item 14(c).

(B)  REPORTS ON FORM 8-K.

          During the fourth quarter of 1995, the Company filed the following current reports on Form 8-K:

       DATE OF REPORT                               DESCRIPTION
----------------------------  -------------------------------------------------------
October 17, 1995............  Reporting financial results for third quarter and first nine months of 1995.
November 28, 1995...........  Filing opinion of counsel in connection with offering of Medium-Term Notes.
December 12, 1995...........  Announcing discussions with The Coca-Cola Company regarding acquisition of bottling and canning
                              operations in France and Belgium.
December 19, 1995...........  Announcing changes in share repurchase program and increase in certain noncash expenses.

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

Date: March 5, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                TITLE                    DATE
---------------------------------------------  -----------------------------  ----------------
     /s/     S. K. JOHNSTON, JR.               Vice Chairman, Chief              March 5, 1996
---------------------------------------------    Executive
            (S. K. Johnston, Jr.)                Officer and a Director
                                                 (principal executive
                                                 officer)

     /s/        JOHN R. ALM                    Senior Vice President and         March 5, 1996
---------------------------------------------    Chief Financial Officer
                (John R. Alm)                    (principal financial
                                                 officer)

     /s/      BERNICE H. WINTER                Vice President and Controller     March 5, 1996
---------------------------------------------    (principal accounting
             (Bernice H. Winter)                 officer)

                       *                       Chairman of the Board of          March 5, 1996
---------------------------------------------    Directors
            (M. Douglas Ivester)

                      *                        President, Chief Operating        March 5, 1996
---------------------------------------------    Officer and a Director
            (Henry A. Schimberg)

                      *                        Director                          March 5, 1996
---------------------------------------------
             (Howard G. Buffett)

                      *                        Director                          March 5, 1996
---------------------------------------------
             (John L. Clendenin)

                      *                        Director                          March 5, 1996
---------------------------------------------
             (Johnnetta B. Cole)

                      *                        Director                          March 5, 1996
---------------------------------------------
           (T. Marshall Hahn, Jr.)

                  SIGNATURE                                TITLE                    DATE
---------------------------------------------  -----------------------------  ----------------
                      *                        Director                          March 5, 1996
---------------------------------------------
              (Claus M. Halle)

                      *                        Director                          March 5, 1996
---------------------------------------------
             (L. Phillip Humann)

                      *                        Director                          March 5, 1996
---------------------------------------------
             (E. Neville Isdell)

                      *                        Director                          March 5, 1996
---------------------------------------------
               (John E. Jacob)

                      *                        Director                          March 5, 1996
---------------------------------------------
             (Robert A. Keller)

                      *                        Director                          March 5, 1996
---------------------------------------------
          (Scott L. Probasco, Jr.)

                      *                        Director                          March 5, 1996
---------------------------------------------
           (Francis A. Tarkenton)

   *By: /s/      LOWRY F. KLINE
---------------------------------------------
                  Lowry F. Kline
                 Attorney-in-Fact

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors........................................................  F-2
Schedule II -- Valuation and Qualifying Accounts for the fiscal years ended December
               31, 1995, 1994 and 1993................................................  F-3


                           COCA-COLA ENTERPRISES INC.
               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Coca-Cola Enterprises Inc.

     We have audited the consolidated financial statements of Coca-Cola Enterprises Inc. listed in Part IV, Item 14 (a) (1). Our audits also included the financial statement schedule listed in Part IV, Item 14 (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/  ERNST & YOUNG LLP

Atlanta, Georgia
January 22, 1996

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           COCA-COLA ENTERPRISES INC.

              COL. A                  COL. B                COL. C                    COL. D         COL. E
----------------------------------  ----------   -----------------------------     ------------     ---------
                                                           ADDITIONS
                                                 -----------------------------
                                    BALANCE AT   CHARGED TO      CHARGED TO                          BALANCE
                                    BEGINNING    COSTS AND    OTHER ACCOUNTS--     DEDUCTIONS --    AT END OF
           DESCRIPTION              OF PERIOD     EXPENSES        DESCRIBE           DESCRIBE        PERIOD
----------------------------------  ----------   ----------   ----------------     ------------     ---------
                                                         (IN MILLIONS)
FISCAL YEAR ENDED:
DECEMBER 31, 1995
  Allowance for losses on trade
    accounts......................     $ 34         $  5            $  3(a)            $  9(b)        $  33
  Valuation allowance for deferred
    tax assets....................     $112         $  8            $ --               $ --           $ 120
DECEMBER 31, 1994
  Allowance for losses on trade
    accounts......................     $ 33         $ 11            $ --               $ 10(b)        $  34
  Valuation allowance for deferred
    tax assets....................     $105         $  7            $ --               $ --           $ 112
DECEMBER 31, 1993
  Allowance for losses on trade
    accounts......................     $ 31         $ 13            $  5(a)            $ 16(b)        $  33
  Valuation allowance for deferred
    tax assets....................     $ 86         $ 19            $ --               $ --           $ 105

---------------

(a) Principally represents recoveries of amounts previously charged off and, at December 31, 1993, allowances for losses on trade accounts of acquired companies at date of acquisition.
(b) Charge off of uncollectible accounts.

                       (Printed on recycled paper LOGO)