Form 10-Q
period 1996-03-29
COCA COLA ENTERPRISES INC
filed 1996-05-07
CIK 804055

=============================================================================
                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                ----------

                                Form 10-Q

 [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              for the quarterly period ended March 29, 1996

                                  or

 [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 001-09300

                        COCA-COLA ENTERPRISES INC.

           (Exact name of registrant as specified in its charter)

              Delaware                            58-0503352
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)

     2500 Windy Ridge Parkway, Suite 700
          Atlanta, Georgia                          30339
    (Address of principal executive offices)      (Zip Code)


                               770-989-3000
           (Registrant's telephone number, including area code)

                                ----------


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

      123,325,633 Shares of $1 Par Value Common Stock as of May 6, 1996

=============================================================================

                          COCA-COLA ENTERPRISES INC.

                        QUARTERLY REPORT ON FORM 10-Q

                      FOR QUARTER ENDED MARCH 29, 1996





                                   INDEX

                                                                      Page
                                                                      ----
Part I - Item 1. Financial Statements

  Condensed Consolidated Statements of Operations for the
    Quarters ended March 29, 1996 and March 31, 1995.........           1

  Condensed Consolidated Balance Sheets as of March 29, 1996
    and December 31, 1995....................................           2

  Condensed Consolidated Statements of Cash Flows for the
    Quarters ended March 29, 1996 and March 31, 1995.........           4

  Notes to Condensed Consolidated Financial Statements.......           5

Part I - Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations..............          10

Part II - Item 4. Submission of Matters to a Vote of Security
  Holders....................................................          15

Part II - Item 6. Exhibits and Reports on Form 8-K...........          16

Signatures...................................................          17

Part I.  Financial Information

Item 1.  Financial Statements

                          COCA-COLA ENTERPRISES INC.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions except per share data)


                                                   Quarter ended
                                              -------------------------
                                              March 29,       March 31,
                                                1996            1995
                                              ---------       ---------

Net Operating Revenues................         $ 1,600         $ 1,462
Cost of sales.........................             970             901
                                               -------         -------

Gross Profit..........................             630             561
Selling, general and administrative
  expenses............................             539             485
                                               -------         -------

Operating Income......................              91              76
Interest expense, net.................              79              80
Gain from sale of ownership interest
  in bottling operation...............               -               9
                                               -------         -------

Income Before Income Taxes............              12               5
Income tax expense....................               5               2
                                               -------         -------

Net Income............................               7               3
Preferred stock dividends.............               2               1
                                               -------         -------

Net Income Applicable to Common
  Share Owners........................         $     5         $     2
                                               =======         =======

Average Common Shares Outstanding.....             126             129
                                               =======         =======

Net Income Per Share Applicable to
  Common Share Owners.................         $  0.04         $  0.02
                                               =======         =======

Dividends Per Share Applicable to
  Common Share Owners.................         $ 0.025         $0.0125
                                               =======         =======

See Notes to Condensed Consolidated Financial Statements.

                        COCA-COLA ENTERPRISES INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In millions)


                                              March 29,       December 31,
                 ASSETS                         1996              1995
                                              ---------       ------------
                                             (Unaudited)
Current
  Cash and cash equivalents, at cost
    approximating market...............         $   16           $    8
  Trade accounts receivable, less reserves
    of $35 and $33, respectively.......            502              510
  Inventories:
    Finished goods.....................            190              151
    Raw materials and supplies.........             84               74
                                                ------           ------
                                                   274              225
  Current deferred income taxes........            130              130
  Prepaid expenses and other current
    assets.............................            104              109
                                                ------           ------
  Total Current Assets.................          1,026              982

Property, Plant and Equipment
  Land.................................            183              182
  Buildings and improvements...........            716              700
  Machinery and equipment..............          2,850            2,774
                                                ------           ------
                                                 3,749            3,656
  Less allowances for depreciation.....          1,657            1,587
                                                ------           ------
                                                 2,092            2,069
  Construction in progress.............             96               89
                                                ------           ------
                                                 2,188            2,158

Franchise and Other Noncurrent Assets            6,364            5,924
                                                ------           ------
                                                $9,578           $9,064
                                                ======           ======











See Notes to Condensed Consolidated Financial Statements.

                        COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In millions except share data)


                                               March 29,         December 31,
 LIABILITIES AND SHARE-OWNERS' EQUITY            1996                1995
                                               ---------         ------------
                                              (Unaudited)
Current
  Accounts payable and accrued expenses....     $  818             $   796
  Current maturities of long-term debt.....        125                  63
                                                ------             -------
  Total Current Liabilities................        943                 859

Long-Term Debt...........................        4,356               4,138

Retirement and Insurance Programs and
  Other Long-Term Obligations............          600                 600

Deferred Income Taxes....................        2,204               2,032

Share-Owners' Equity
  Preferred stock..........................        183                  30
  Common stock, $1 par value -- Authorized
    - 500,000,000 shares; Issued -
    145,365,359 and 145,094,936 shares,
    respectively...........................        145                 145
  Paid-in capital..........................      1,356               1,346
  Reinvested earnings......................        146                 144
  Cumulative effect of currency
    translations...........................         32                  38
  Common stock in treasury, at cost
    (21,042,257 and 16,543,458 shares,
    respectively)..........................       (387)               (268)
                                                ------              ------
                                                 1,475               1,435
                                                ------              ------
                                                $9,578              $9,064
                                                ======              ======

                        COCA-COLA ENTERPRISES INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited; in millions)

                                                    Quarter ended
                                               ----------------------------
                                               March 29,          March 31,
                                                 1996               1995
                                               ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.................................     $    7             $    3
Adjustments to derive net cash provided
  by operating activities:
  Depreciation.............................         86                 76
  Amortization.............................         50                 45
  Deferred income tax provision............        (13)                (4)
  Gain from sale of ownership interest
    in bottling operation..................          -                 (9)
  Net changes in current assets and
    current liabilities....................        (36)               (46)
  Additional nonoperating cash flows.......          8                 (1)
                                                ------             ------
Net cash provided by operating activities..        102                 64

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures.......................        (96)              (134)
Fixed asset dispositions...................         10                  3
Investments in bottling and other
  businesses, net of cash acquired.........       (144)              (148)
Sale of ownership interest in bottling
  operations...............................          -                 17
Additional investing activities............          -                  6
                                                ------             ------
Net cash used in investing activities......       (230)              (256)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of debt..........................         303                200
Settlements of debt obligations...........         (47)                (6)
Cash dividend payments on common and
  preferred stock.........................           -                 (2)
Exercise of employee stock options........           4                  4
Stock purchases for treasury..............        (118)                (9)
Additional financing activities...........          (6)                (4)
                                                ------             ------
Net cash provided by financing activities.         136                183
                                                ------             ------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS........................           8                 (9)
Cash and cash equivalents at beginning
  of period...............................           8                 22
                                                ------             ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   16             $   13
                                                ======             ======

See Notes to Condensed Consolidated Financial Statements.

                        COCA-COLA ENTERPRISES INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. annual report on Form 10-K, for the year ended December 31, 1995.

Note B - Seasonality of Business

Operating results for the first quarter ended March 29, 1996 are not indica-tive of results that may be expected for the year ended December 31, 1996,
primarily due to the seasonality of the Company's business.   Unit sales of
the Company's products are greater in the second and third quarters due to seasonal factors.

Note C - Acquisitions and Divestitures

On February 21, 1996, the Company acquired all the issued and outstanding shares of stock of the Ouachita Coca-Cola Bottling Company, Inc.("Ouachita") for a total transaction value (purchase price plus issued and assumed debt) of approximately $313 million. The purchase price was paid in a combination of cash, 26,311 shares of the Company's common stock from treasury, and two types of convertible preferred stock (refer to Note E) as selected by individual Ouachita share owners. The acquisition was accounted for using the purchase method of accounting for acquisitions.

In January 1995, the Company acquired all the issued and outstanding shares of stock of the Wichita Coca-Cola Bottling Company, Inc. ("Wichita") for a purchase price of $157 million in cash. The acquisition was accounted for using the purchase method of accounting for acquisitions. Also in January 1995, the Company sold its 50% ownership interest in The Coca-Cola Bottling Company of the Mid South ("Mid South") to Ouachita for $17 million. This sale resulted in a pre-tax gain of $9 million ($0.04 per common share after taxes). The Company's interest in Mid-South was reacquired as a result of the Ouachita acquisition.

                      COCA-COLA ENTERPRISES INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note C - Acquisitions and Divestitures (continued)

In December 1995, the Company announced preliminary discussions for the acquisition of The Coca-Cola Company's bottling and canning operations in France and Belgium. These franchise territories include approximately 90% of the population of France and all of the population of Belgium.

Note D - Long-Term Debt

Long-term debt including current maturities consists of the following (in millions):

                                               March 29,      December 31,
                                                 1996             1995
                                               ---------      ------------
Commercial Paper....................             $1,080          $  777
6.50% Notes, due 1997...............                300             300
7.00% Notes, due 1999...............                200             200
7.875% Notes, due 2002..............                500             500
8.00% Notes, due 2005...............                250             250
8.50% Debentures, due 2012..........                250             250
8.75% Debentures, due 2017..........                154             154
8.35% Zero Coupon Notes, due 2020
  (net of unamortized discount of
   $1,666)..........................                266             261
8.00% and 8.50% Debentures, due
  2022..............................              1,000           1,000
6.75% Debentures, due 2023..........                250             250
Additional debt.....................                231             259
                                                 ------          ------
                                                 $4,481          $4,201
                                                 ======          ======

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to March 29, 1996 are as follows: 1997 - $125 million; 1998 - $311 million; 1999 - $7 million; 2000 - $1,203 million; and 2001 - $3 million.

The Company's commercial paper program is supported by $1 billion revolving bank credit agreement maturing in December 1999 and $400 million of short-term credit facilities. An aggregate $1,080 million of commercial paper supported by these agreements was outstanding at March 29, 1996. The weighted average interest rate of borrowings under the commercial paper program at March 29, 1996 was 5.3% per annum.

                      COCA-COLA ENTERPRISES INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note E - Preferred Stock

In connection with the acquisition of Ouachita on February 21, 1996, the Company authorized 1,110,000 shares and issued 923,413 shares of voting convertible preferred stock, Ouachita Series A ("Series A") and authorized 350,000 shares and issued 95,880 shares of voting convertible preferred stock, Ouachita Series B ("Series B"). Series A has a stated value of $150 per share and pays a quarterly cumulative dividend of 4% per year. Series B has a stated value of $150 per share and pays no dividends. The Series A and Series B shares convert to common stock no later than two years from date of issuance based on specific conversion ratios applicable independently to each series.

Note F - Income Taxes

The Company's effective tax rates for the first quarters of 1996 and 1995 were 43% and 44%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                  Quarter ended
                                             -------------------------
                                             March 29,       March 31,
                                               1996            1995
                                             ---------       ---------

Statutory expense - 35%..........              $   4           $   2
State expense, net of federal....                  1               -
                                               -----           -----
                                               $   5           $   2
                                               =====           =====

Note G - Stock Options and Other Stock Plans

The Company's 1996 stock option awards provide for performance-vested options granted to the chief executive officer and certain senior executives, and service-vested options for certain executives and other management employees. Performance-vested options become exercisable solely upon attainment of certain increases in the Company's common stock within five years from the date of grant. Service-vested options for certain executives and other management are granted at an exercise price of 100% of the fair market value on grant date; vest ratably over a three year period; and expire ten years from the date of grant. An aggregate 1,283,600 perfor-mance vested options and 636,700 service-vested options with an option price of $27.06 were granted in the first quarter of 1996. Additionally, an aggregate 270,423 shares of common stock were issued during the first quarter of 1996 as a result of the exercise of stock options under the Company's various stock option plans.

                          COCA-COLA ENTERPRISES INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note G - Stock Options and Other Stock Plans (continued)


The Company's 1996 restricted stock awards provide for awards to certain key executives of the Company. The 1996 stock awards vest only upon attainment of stated increases in the market price of the Company's common stock within five years from the date of grant, in which event the ownership restrictions on the shares are removed. In the first quarter of 1996, an aggregate 1,085,000 shares of common stock were awarded under the 1996 restricted stock awards program. The 1996 grants were a one-time award representing three years of grants, and the executives will not receive restricted stock in 1997 or 1998. Stock awards were issued in April 1996. Additionally, an aggregate 42,710 restricted shares which had been awarded under various restricted stock award plans of the Company were forfeited during the first quarter of 1996 and returned to treasury stock.

Note H - Share Repurchase Program

The Company repurchased 4,482,400 shares of common stock during the first quarter of 1996 for an aggregate cost of approximately $118 million, repre-senting cumulative repurchases of 7,904,100 shares under its 10 million August 1994 share repurchase program. In April 1996,the Company repurchased 2,095,900 shares for $65 million, completing the August 1994 program. On April 11, 1996, the Board of Directors approved a new share repurchase program authorizing the repurchase of up to 10 million shares of the Company's common stock.

Note I - Contingencies

The Company purchases substantially all of its PET (plastic) bottles from certain bottling cooperatives and other entities involved in the manufac-
ture of plastic bottles.   The Company has guaranteed payment of up to $240
million  of  indebtedness  owed by  these  bottling  cooperatives  to third
parties.   At March 29,  1996,  these manufacturers  had approximately $160 million of indebtedness outstanding guaranteed by the Company. In addition, the Company has provided letters of credit aggregating approximately $92 million, primarily in connection with self-insurance programs.

The Company incurs costs for the required removal, replacement, or modifi-cation of underground fuel storage tanks, and any required soil and ground water remediation resulting from leaking tanks. Ongoing environmental compliance costs, including routine maintenance, monitoring, and similar costs, are not significant. The Company also incurs costs on other environmental programs covering the discharge of materials and waste water treatment. The Company believes that any amount it may be required to pay in excess of amounts previously funded or accrued as an expense would not have a material adverse effect on its financial position, cash flows, or results of operations.

                        COCA-COLA ENTERPRISES INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note I - Contingencies (continued)

The Company has been named as a potentially responsible party ("PRP") for the costs of remediation of hazardous waste at federal or state Superfund sites. The Company believes that any ultimate Superfund liability will not have a material adverse effect on its financial position, cash flows, or results of operations. At March 29, 1996, there were four federal sites for which the Company's involvement or liability as a PRP was unresolved. In addition, there were 16 other federal and five state sites for which it has been concluded that the Company either had no responsibility, the ultimate liability amounts would be less than $100,000 or payments made to date by the Company would be sufficient to satisfy all liability of the Company.

Under current law, the Company's liability for clean-up of Superfund sites may be joint and several with other PRPs, regardless of the extent of the Company's use in relation to other users. As to any site where the Company may be liable, the Company has determined that there are other PRPs who are financially solvent as well, and that any hazardous waste deposited by the Company is minimal when compared to amounts deposited by financially solvent PRPs.

In March 1996, the Company was awarded a settlement of approximately $10 million ($0.05 per common share after taxes) from claims against certain suppliers. The amount of the settlement award is included in cost of sales.

Part I.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                           OPERATIONS REVIEW

Business Strategy

Our greatest challenge is maintaining and accelerating our current operat-ing momentum while directing our cash resources toward profitable high-return projects. To ensure a continued focus on building share-owner value, we have clearly defined operating and financial objectives and strategies.

Our primary operating objective is to increase long-term operating cash flows through profitable increases in sales volume. We plan to achieve our operating objective through the continued implementation and execution of the following strategies:

     - Creating and executing innovative and superior marketing programs at the local level.
     - Balancing volume growth with improved margins and sustainable increases in market share.
     - Developing profitable business partnerships with our customers.
     - Increasing our investment in high-profit, high-volume distribution channels such as cold drink.
     - Providing financial incentives to our employees which increase their focus on enhancing share-owner value.

Our primary financial objective is to deliver a superior return on invest-ment to our share owners. We plan to achieve this objective through the continued implementation and execution of the following strategies:

     - Maintaining a capital structure which maximizes our financial flexibility, given current investment opportunities.
     - Identifying and acquiring territories that result in long-term value.
     - Allocating resources appropriately between capital expenditures, infrastructure, share repurchases, acquisitions, and debt repayment.

Operations Overview

In the opinion of management, the most meaningful comparison of operating results adjusts for the impact of acquisitions and excludes one-time items. Accordingly, "comparable" results in the following discussions represent the following:

     * 1996 operating results (i) adjusted for the impact from acquisition of Ouachita Coca-Cola Bottling Company ("Ouachita") on February 21, 1996 (refer to Note C), and (ii) excluding the favorable claims settlement in first-quarter 1996 (refer to Note I).

     * 1995 operating results (i) adjusted for the impact from acquisition of Wichita Coca-Cola Bottling Company ("Wichita") on January 27, 1995 (refer to Note C), and (ii) excluding the gain from sale of Coca-Cola Bottling Company of the Mid South ("Mid South") in first-quarter 1995 (refer to Note C).

Gross profit margins increased to 38.8% of net revenues in the first quarter of 1996 (excluding the favorable supplier claims settlement) from 37% in the most recent quarter (fourth-quarter 1995) and from 38.4% in the same prior year period. Actual and comparable operating income in the first quarter of 1996 increased 19% and 4%, respectively, over the first quarter of 1995. Actual and comparable net income margins improved over fourth-quarter 1995, reflecting our solid operating performance, favorable net interest expense as a percent of net revenues, and a lower effective tax rate.

First-quarter 1996 net income per common share of $0.04 increased 100% over first-quarter 1995 net income per common share of $0.02. Comparable 1996 net income per share reflects a loss per share of $0.01 which compares favorably to the first-quarter 1995 comparable net loss per common share of $0.02.

Cash Operating Profit

Cash operating profit (operating income before reductions for depreciation and amortization expense) is one of the key standards by which management measures the Company's performance. This measure is provided as a supplement, not an alternative, to operating income as an indicator of operating perfor-mance, and cash flows from operating activities as a measure of liquidity,
each  as   determined  in  accordance  with  generally  accepted  accounting principles. Actual and comparable cash operating profit for first-quarter 1996 increased 15% and 8%, respectively, over first-quarter 1995.

Net Operating Revenues -- Volume and Price

Actual and comparable net operating revenues for the first quarter of 1996 and 1995, increased approximately 9% and 8%, respectively, over the same prior-year period primarily as a result of 10 1/2% and 8 1/2% increases in bottle/can physical case sales volume, respectively.

Strong first-quarter 1996 volume growth results from substantial growth in Coca-Cola classic and Sprite brands, particularly in the plastic contour Coca-Cola classic packaging and the plastic Sprite proprietary package. Sprite remains one of the fastest growing soft drinks in the domestic market, with first-quarter 1996 growth rates significantly outpacing strong full-year 1995 performance.

Cost of Sales

Bottle/can cost of sales per case for first-quarter 1996 increased 2% from first-quarter 1995, excluding the favorable supplier settlement in 1996 which reduced cost of sales in the period. This increase was primarily due to lower costs per case in first-quarter 1995 as a result of the buildup of inventory at year-end 1994 in anticipation of increased aluminum costs. Cost of sales per case for the remainder of 1996 are expected to be up slightly from 1995 levels.

Selling, General and Administrative Expenses

Comparable selling, general, and administrative expenses increased approxi-mately 10% for first-quarter 1996 when compared to the same period in 1995. This increase principally results from the acquisition of Ouachita in February 1996 and increased selling and delivery infrastructure investments associated with cold drink channel development and noncarbonated product introductions. Selling, general, and administrative expenses as a percent of sales increased from 33.1% of sales for first-quarter 1995 to 33.7% of sales for first-quarter 1996.

Interest Expense

The weighted average interest rate for the first quarters of 1996 and 1995 was 7.5%. Given the current rate environment, we anticipate that net interest expense will increase approximately 4% to 7% for full-year 1996 due to a higher debt balance resulting from the Ouachita acquisition and share repurchase activity.

Income Taxes

The Company's effective tax rates for the first quarter of 1996 and 1995 were 43% and 44%, respectively. The decrease in the 1996 effective tax rate primarily reflects expectations for higher full-year pre-tax earnings in 1996 when compared to expectations in first-quarter 1995.

                      CASH FLOW AND LIQUIDITY REVIEW

Capital Resources

Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. In addition to our operating cash flows, we believe that adequate long-term and short-term capital resources are available to satisfy our capital expenditure, acquisition, and share repurchase programs; and to satisfy scheduled debt maturities, interest payments, income tax obligations, and share-owner dividends.

Long-term Capital Resources: We have available for issuance $1.5 billion in debt securities under a shelf registration statement with the Securities and Exchange Commission. We also have equity and debt securities markets available to us as sources for long-term financing facilities.

Short-term Capital Resources: We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper program. Our commercial paper program is supported by a $1 billion revolving bank credit agreement maturing in December 1999 and $400 million of short-term credit facilities. An aggregate $1.1 billion of commercial paper borrowings supported by these agreements was outstanding at March 29, 1996. The Company intends to refinance borrowings under its commercial paper program through long-term financing facilities.

Summary of Cash Activities

Cash and cash equivalents increased approximately $8 million in the first quarter of 1996. Our principal sources of cash consisted of those provided from operations of $102 million and the issuance of debt aggregating $303 million. Our primary uses of cash were capital expenditures totaling $96 million, share repurchases aggregating $118 million, and the acquisition of Ouachita for a cash cost of $144 million (net of cash acquired).

Operating Activities: Net cash provided by operating activities increased in first-quarter 1996 when compared to first-quarter 1995. The higher depreciation expense in 1996 results from the effects of increased 1995 capital spending and the acquisition of Ouachita during first-quarter 1996. Increased amortization primarily reflects increased franchise amortization as a result of acquisitions and increased amortization of performance-based restricted stock and stock options resulting from additional awards during the first quarter of 1996.

Investing Activities: While our capital expenditures investment decreased when compared to first-quarter 1995, we continue to expect full-year 1996 capital expenditures to be approximately $550 million.

On February 21, 1996, the Company acquired all the issued and outstanding shares of stock of Ouachita for a total transaction value (purchase price plus issued and assumed debt) of approximately $313 million. The purchase price was paid through a combination of $148 million in cash and debt pay-offs at closing, shares of the Company's common stock from treasury, and the issuance of two types of convertible preferred stock, as selected by individual Ouachita share owners. The Ouachita bottling operations are located in sections of Arkansas, Louisiana, and Mississippi. The Company financed the cash portion of the acquisition through the issuance of commercial paper. On January 27, 1995, the Company acquired all the issued and outstanding shares of stock of Wichita for a purchase price of $157 million paid in cash.

In December 1995, the Company announced preliminary discussions with The Coca-Cola Company for the acquisition of The Coca-Cola Company's bottling and canning operations and franchise territories in France and Belgium. These franchise territories include approximately 90% of the population of France and all of the population of Belgium.

In the past ten years, the Company has acquired a number of bottling companies for an aggregate purchase price of approximately $6 billion. Our sources of capital allow us to maintain flexibility to make acquisitions that offer us opportunities to implement our operating strategies to achieve an acceptable rate of return. We will purchase additional domestic and international bottling operations when such acquisitions are expected to increase long-term share-owner value.

Financing Activities: During the first quarter of 1996 we repurchased 4,482,400 shares of our common stock for a total cost of $118 million. In April 1996, we purchased an additional 2,095,900 shares of our common stock for a total cost of $65 million to complete the 10 million August 1994 share repurchase program. On April 11, 1996, the board of directors approved a new 10 million share repurchase program. Shares will be repur-chased based on prevailing market conditions in open market and privately negotiated transactions. Repurchased shares will be available for general corporate purposes including acquisition financing and the funding of various employee benefits and compensation plans.


                               FINANCIAL POSITION

Inventory levels were low at December 31, 1995 as compared to March 29, 1996, primarily as a result of planned depletions of higher-cost 1995 inventories before year end in anticipation of decreases in the price of aluminum in 1996. The increase in franchise and deferred income taxes results from the acquisition of Ouachita. The increase in property, plant and equipment results from capital expenditures of $96 million in first-quarter 1996 and the acquisition of Ouachita. The increase in long-term debt results from financing the Ouachita acquisition and share repurchases. The decrease in the cumulative translation adjustment results from an increase in the value of the dollar against the Dutch florin during first-quarter 1996.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Share Owners was held on Thursday, April 11, 1996 in Wilmington, Delaware, at which the election of certain Directors and six other matters as identified below were submitted to a vote of the share-owners of the Company:

(a) Votes cast for or withheld regarding the re-election of five Directors for terms expiring in 1998:

                                               For          Withheld
                                           -----------     ----------
        John L. Clendenin                  116,752,917       550,573
        M. Douglas Ivester                 116,555,555       747,935
        John E. Jacob                      116,747,496       555,994
        Summerfield K. Johnston, Jr.       116,551,130       752,360
        Robert A. Keller                   115,300,339     2,003,151

        Additional Directors, whose terms of office as Directors continued after the meeting are as follows:

        Term expiring in 1997                   Term expiring in 1998
        ---------------------                   ---------------------
        Howard G. Buffett                       L. Phillip Humann
        Johnnetta B. Cole                       E. Neville Isdell
        T. Marshall Hahn, Jr.                   Scott L. Probasco, Jr.
        Claus M. Halle                          Francis A. Tarkenton
        Henry A. Schimberg

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

Part II. Other Information

                                                                   Broker
         Proposal                 For        Against    Abstain    Non-Votes
- ---------------------------   -----------   ---------  ---------   ---------
Approve the 1996 Restricted   112,375,518   1,714,479  3,213,493           -
  Stock Award Plan

Approve the 1996 Stock        107,175,404   6,919,822  3,207,764         500
  Option Plan

Approve the Long-Term         109,071,392     853,945  3,221,147   4,157,006
  Incentive Plan

Ratify the appointment of     116,885,630     198,952    218,908           -
  Independent Auditors

Create an independent          10,992,960  97,735,280  4,418,844   4,156,406
  nominating committee


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit                                             Incorporated by Reference
Number                   Description                or Filed Herewith
- -------       ---------------------------------     -------------------------
12            Statements regarding computations     Filed Herewith
              of ratios

27            Financial Data Schedule               Filed Herewith

(b)  Reports on Form 8-K:

On January 25, 1996, the Company filed a current report on Form 8-K dated January 23, 1996, reporting fourth-quarter and full-year 1995 results of operations and a summary of key financial results.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            COCA-COLA ENTERPRISES INC.
                                            (Registrant)

                                            /S/ JOHN R. ALM
Date:   May 6, 1996                         --------------------------------
                                            John R. Alm
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (On behalf of the Registrant and
                                            as Principal Financial Officer)

                                            /S/ BERNICE H. WINTER
Date:   May 6, 1996                         ------------------------------
                                            Bernice H. Winter
                                            Vice President and Controller
                                            (Principal Accounting Officer)