Form 10-Q
period 1996-06-28
COCA COLA ENTERPRISES INC
filed 1996-08-12
CIK 804055

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             ---------
                             Form 10-Q

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended June 28, 1996

                                 or

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

                              ------------

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

   123,969,609 Shares of $1 Par Value Common Stock as of August 6, 1996

                        COCA-COLA ENTERPRISES INC.

                      QUARTERLY REPORT ON FORM 10-Q

                     FOR QUARTER ENDED JUNE 28, 1996



                            INDEX                                 Page
                                                                  ----

Part I - Item 1. Financial Statements

  Condensed Consolidated Statements of Operations
    for the Quarters ended June 28, 1996 and
    June 30, 1995.....................................              1

  Condensed Consolidated Statements of Operations
    for the Six Months ended June 28, 1996 and
    June 30, 1995.....................................              2

  Condensed Consolidated Balance Sheets as of
    June 28, 1996 and December 31, 1995...............              3

  Condensed Consolidated Statements of Cash Flows
    for the Six Months ended June 28, 1996 and
    June 30, 1995.....................................              5

  Notes to Condensed Consolidated Financial Statements              6

Part I - Item 2.  Management's Discussion and
  Analysis of Financial Condition and Results
  of Operations.......................................             12

Part II - Item 6. Exhibits and Reports on Form 8-K....             17

Signatures............................................             18

Part I.  Financial Information

Item 1.  Financial Statements


                         COCA-COLA ENTERPRISES INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; in millions except per share data)


                                                         Quarter ended
                                                   ------------------------
                                                   June 28,        June 30,
                                                     1996            1995
                                                   --------        --------

Net Operating Revenues...................          $  2,016        $  1,827
Cost of sales............................             1,253           1,153
                                                   --------        --------
Gross Profit.............................               763             674
Selling, general and administrative
  expenses...............................               578             507
                                                   --------        --------
Operating Income.........................               185             167
Interest expense, net....................                84              82
Other nonoperating deductions, net.......                 -               3
                                                   --------        --------
Income Before Income Taxes...............               101              82
Income tax expense.......................                42              36
                                                   --------        --------
Net Income...............................                59              46
Preferred stock dividends................                 2               -
                                                   --------        --------
Net Income Applicable to Common
  Share Owners...........................          $     57        $     46
                                                   ========        ========

Average Common Shares Outstanding........               123             130
                                                   ========        ========
Net Income Per Share Applicable to
  Common Share Owners....................          $   0.46        $   0.35
                                                   ========        ========
Dividends Per Share Applicable to
  Common Share Owners....................          $  0.025        $ 0.0125
                                                   ========        ========



See Notes to Condensed Consolidated Financial Statements.

                          COCA-COLA ENTERPRISES INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; in millions except per share data)


                                                      Six Months ended
                                                   ----------------------
                                                   June 28,      June 30,
                                                     1996          1995
                                                   --------      --------

Net Operating Revenues.......................      $  3,616      $  3,289
Cost of sales................................         2,223         2,054
                                                   --------      --------
Gross Profit.................................         1,393         1,235
Selling, general and administrative
  expenses...................................         1,117           992
                                                   --------      --------
Operating Income.............................           276           243
Interest expense, net........................           163           162
Other nonoperating deductions, net...........             -             3
Gain from sale of interest in bottling
  operation..................................             -             9
                                                   --------      --------
Income Before Income Taxes...................           113            87
Income tax expense...........................            47            38
                                                   --------      --------
Net Income...................................            66            49
Preferred stock dividends....................             4             1
                                                   --------      --------
Net Income Applicable to Common Share Owners       $     62      $     48
                                                   ========      ========
Average Common Shares Outstanding............           125           129
                                                   ========      ========
Net Income Per Share Applicable to Common
  Share Owners...............................      $   0.50      $   0.37
                                                   ========      ========

Dividends Per Share Applicable to Common
  Share Owners...............................      $   0.05      $  0.025
                                                   ========      ========







See Notes to Condensed Consolidated Financial Statements.

                        COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                              (In millions)


                                                   June 28,     December 31,
                        ASSETS                       1996           1995
                                                   --------     ------------
                                                  (Unaudited)
Current
  Cash and cash equivalents, at cost.........      $     24      $      8
  Trade accounts receivable, less
    reserves of $35 and $33, respectively....           606           510
  Inventories:
    Finished goods...........................           207           151
    Raw materials and supplies...............            99            74
                                                   --------      --------
                                                        306           225
  Current deferred income taxes..............           130           130
  Prepaid expenses and other current assets..           119           109
                                                   --------      --------
  Total Current Assets.......................         1,185           982

Property, Plant and Equipment
  Land.......................................           188           182
  Buildings and improvements.................           729           700
  Machinery and equipment....................         3,053         2,774
                                                   --------      --------
                                                      3,970         3,656
  Less allowances for depreciation...........         1,736         1,587
                                                   --------      --------
                                                      2,234         2,069
  Construction in progress...................           119            89
                                                   --------      --------
                                                      2,353         2,158

Franchise and Other Noncurrent Assets........         6,318         5,924
                                                   --------      --------
                                                   $  9,856      $  9,064
                                                   ========      ========







See Notes to Condensed Consolidated Financial Statements.

                         COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In millions except share data)

                                                   June 28,     December 31,
      	LIABILITIES AND SHARE-OWNERS' EQUITY          1996           1995
                                                   --------     ------------
                                                  (Unaudited)
Current
  Accounts payable and accrued expenses.....       $  1,015      $    796
  Current maturities of long-term debt......            144            63
                                                   --------      --------
  Total Current Liabilities.................          1,159           859

Long-Term Debt..............................          4,362         4,138

Retirement and Insurance Programs and
  Other Long-Term Obligations...............            643           600

Deferred Income Taxes.......................          2,224         2,032

Share-Owners' Equity
  Preferred stock                                       173            30
  Common stock, $1 par value --
  Authorized - 500,000,000 shares; Issued -
    146,506,853 and 145,094,936 shares,
    respectively............................            147           145
  Paid-in capital...........................          1,370         1,346
  Reinvested earnings.......................            199           144
  Cumulative effect of currency
    translations............................             24            38
  Common stock in treasury, at cost
    (22,726,911 and 16,543,458 shares,
    respectively)...........................           (445)         (268)
                                                   --------      --------
                                                      1,468         1,435
                                                   --------      --------
                                                   $  9,856      $  9,064
                                                   ========      ========

                          COCA-COLA ENTERPRISES INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; in millions)

                                                      Six Months ended
                                                   -----------------------
                                                   June 28,       June 30,
                                                     1996           1995
                                                   --------       --------
Cash Flows From Operating Activities
  Net income................................       $     66       $     49
  Adjustments to derive net cash provided
  by operating activities:
    Depreciation............................            176            155
    Amortization............................            107             93
    Deferred income tax provision...........             10             22
    Gain from sale of ownership interest in
      bottling operation....................              -             (9)
    Net changes in current assets and current
      liabilities...........................             41            (42)
    Additional nonoperating cash flows......             18              5
                                                   --------       --------
  Net cash provided by operating activities.            418            273

Cash Flows From Investing Activities
  Capital expenditures......................           (350)          (286)
  Fixed asset dispositions..................              6              7
  Investments in bottling and other
    businesses, net of cash acquired........           (144)          (148)
  Sale of ownership interest in bottling
    operations..............................              -             17
  Additional investing activities...........              -              6
                                                   --------       --------
  Net cash used in investing activities.....           (488)          (404)

Cash Flows From Financing Activities
  Issuance of debt..........................            315            426
  Settlements of debt obligations...........            (39)          (263)
  Cash dividend payments on common and
    preferred stock.........................             (6)            (2)
  Exercise of employee stock options........              5              6
  Stock purchases for treasury..............           (183)            (9)
  Additional financing activities...........             (6)            (7)
                                                   --------       --------
  Net cash provided by financing activities              86            151
                                                   --------       --------

Net Increase in Cash and Cash Equivalents...             16             20
  Cash and cash equivalents at beginning
    of period...............................              8             22
                                                   --------       --------
Cash and Cash Equivalents at End of Period         $     24       $     42
                                                   ========       ========

See Notes to Condensed Consolidated Financial Statements.

                         COCA-COLA ENTERPRISES INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. annual report on Form 10-K, for the year ended December 31, 1995.

Note B - Seasonality of Business

Operating results for the second quarter and first six months ended
June 28, 1996 are not indicative of results that may be expected for the year ended December 31, 1996, primarily due to the seasonality of the Company's business. Unit sales of the Company's products are greater in the second and third quarters due to seasonal factors.

Note C - Acquisitions and Divestitures

In February 1996, the Company acquired all the issued and outstanding shares of stock of the Ouachita Coca-Cola Bottling Company, Inc. ("Ouachita") for a total transaction value (purchase price and issued and assumed debt) of approximately $313 million. The purchase price was paid in a combination of cash, 26,311 shares of the Company's common stock from treasury, and two types of convertible preferred stock as selected by individual Ouachita share owners. The acquisition was accounted for using the purchase method of accounting.

On July 26, 1996, the Company acquired The Coca-Cola Company's bottling and canning operations in France and Belgium for a transaction value (purchase price and assumed debt) of approximately $915 million.
These franchise territories include most of France and all of the population of Belgium. The operations acquired include Coca-Cola
Beverages S.A. (French bottler), Coca-Cola Production S. A. (French canner), and S. A. Beverage Sales Holding N. V. (owner of the Belgian bottler).
The acquisition was accounted for using the purchase method of accounting.

                           COCA-COLA ENTERPRISES INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note C - Acquisitions and Divestitures (continued)

In January 1995, the Company acquired all the issued and outstanding shares of stock of the Wichita Coca-Cola Bottling Company, Inc.
("Wichita") for a purchase price of $157 million in cash. Also in January 1995, the Company sold its 50% ownership interest in The Coca-Cola Bottling Company of the Mid South ("Mid South") to Ouachita for $17 million. This sale resulted in a pre-tax gain of $9 million ($0.04 per common share after taxes). The Company's interest in Mid-South was reacquired as a result of the Ouachita acquisition. The acquisition was accounted for using the purchase method of accounting.

Pending Transactions: On May 28, 1996, the Company announced the signing of letters of intent to acquire Coca-Cola Bottling Company West, Inc.
and a related company, Grand Forks Coca-Cola Bottling Co. (collectively, Coke West), for a transaction value (purchase price and assumed debt) of approximately $158 million. Coke West operates in franchise territories in portions of Montana, Wyoming, North Dakota, South Dakota, and Minnesota.

On June 4, 1996, the Company announced the signing of letters of intent to purchase Coca-Cola & Schweppes Beverages Limited ("CCSB") from
The Coca-Cola Company (holder of 49%) and Cadbury Schweppes plc (holder of 51%) for a transaction value (purchase price, assumed debt, and other long-term obligations) of approximately $1.9 billion, based on current exchange rates. CCSB produces products of The Coca-Cola Company and Cadbury Schweppes for distribution in England, Scotland, Wales, and the Isle of Man. CCSB will enter into long-term contracts to continue to produce and distribute products of both The Coca-Cola Company and Cadbury Schweppes in the acquired territories.

On July 17, 1996, the Company announced the signing of a letter of intent with the majority shareholder to acquire Nora Beverages Inc. ("Nora") for a transaction value (purchase price and assumed debt) of approximately $117 million, based on current exchange rates. Nora is located in Canada and produces a bottled spring water sold under the trade name NAYA. In addition to debt financing of the transaction, the Company plans to issue shares of its common stock from treasury at the election of individual Nora share owners.

The completed and pending acquisitions discussed above have been or will be initially financed through short-term bank borrowings and the issuance of commercial paper. The Company will refinance a portion of these short-term borrowings on a long-term basis. With respect to international acquisitions, the Company intends to finance all of the acquisition cost in the local currency of each respective acquired company or in U.S dollars swapped into local currency. The pending acquisition transactions are subject to negotiation of definitive purchase agreements and, with respect to the CCSB transaction, approval by regulatory authorities. It is anticipated that all pending transactions will close during the third quarter of 1996.

                         COCA-COLA ENTERPRISES INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note D - Long-Term Debt

Long-term debt including current maturities consists of the following
(in millions):
                                                   June 28,     December 31,
                                                     1996           1995
                                                   --------     ------------
Commercial Paper............................       $ 1,092        $   777
6.50% Notes, due 1997.......................           300            300
7.00% Notes, due 1999.......................           200            200
7.875% Notes, due 2002......................           500            500
8.00% Notes, due 2005.......................           250            250
8.50% Debentures, due 2012..................           250            250
8.75% Debentures, due 2017..................           154            154
8.35% Zero Coupon Notes, due 2020 (net of
  unamortized discount of $1,661)...........           272            261
8.00% and 8.50% Debentures, due 2022........         1,000          1,000
6.75% Debentures, due 2023..................           250            250
Additional debt.............................           238            259
                                                   -------        -------
                                                   $ 4,506        $ 4,201
                                                   =======        =======

Excluding debt resulting from the France/Belgium acquisition subsequent to June 28, 1996, and all other pending acquisition transactions (refer to Note C), aggregate maturities of long-term debt for the five twelve-month periods subsequent to June 28, 1996 are as follows: 1997 - $144 million; 1998 - $311 million; 1999 - $7 million; 2000 - $1,203 million; and 2001 -
$3 million.

The Company's commercial paper program is supported by a $1 billion revolving bank credit agreement maturing in December 1999 and $1 billion of short-term credit facilities. An aggregate $1.1 billion of commercial paper supported by these agreements was outstanding at June 28, 1996. The weighted average interest rate of borrowings under the commercial paper program at June 28, 1996 was 5.4% per annum. Subsequent to June 28, 1996, commercial paper borrowings outstanding and short-term bank borrowings increased by approximately $915 million as a result of the acquisition of bottling and canning operations in France and Belgium (refer to Note C).

Note E - Preferred Stock

In connection with the acquisition of Ouachita in February 1996, the Company authorized 1,110,000 shares and issued 923,413 shares of voting convertible preferred stock, Ouachita Series A ("Series A") and authorized 350,000 shares and issued 95,880 shares of voting convertible preferred stock, Ouachita Series B ("Series B"). Series A has a stated value of $150

                        COCA-COLA ENTERPRISES INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


Note E - Preferred Stock (continued)

per share and pays quarterly cumulative dividends of 4% per year.   Series B
has a stated value of $150 per share and pays no dividend. The Series A and Series B shares convert to common stock no later than two years from date of issuance based on specific conversion ratios applicable independently to each series. During the second quarter of 1996, 69,945 shares of Series B preferred stock were converted into 411,246 shares of common stock. The difference between the value of the preferred stock converted and the treasury stock issued was $4 million which increased paid-in capital.

The Company called all 1,000,000 shares of outstanding $35 stated value Northeast Arkansas Convertible Preferred Stock. Holders of the preferred shares have until August 30, 1996 to convert their shares to common stock of the Company, on a one-for-one basis, or receive the stated value of the preferred shares in cash.

Note F - Income Taxes

The Company's effective tax rates for the first six months of 1996 and 1995 were 42% and 44%, respectively. The decrease in the 1996 effective tax rate primarily reflects expectations for higher full-year pre-tax earnings in 1996 when compared to expectations in second-quarter 1995.
A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                       Six Months ended
                                                   ------------------------
                                                   June 28,        June 30,
                                                     1996            1995
                                                   --------        --------
Statutory expense - 35%.....................       $     39        $     30
State expense, net of federal...............              6               6
Other, net..................................              2               2
                                                   --------        --------
                                                   $     47        $     38
                                                   ========        ========

Note G - Stock Options and Other Stock Plans

The Company's 1996 stock option awards provide for performance-vested options granted to the chief executive officer and certain senior executives, and service-vested options for certain executives and other management employees. All options are granted at an exercise price of 100% of the fair market value on grant date and expire ten years from the date of grant.

                          COCA-COLA ENTERPRISES INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


Note G - Stock Options and Other Stock Plans (continued)

Performance-vested options vest solely upon attainment of certain increases in the Company's common stock within five years from the date of grant. Service-vested options vest ratably over a three year period. An aggregate 1,283,600 performance vested options and 636,700 service-vested options with an option price of $27.06 were granted in the first quarter of 1996. Additionally, an aggregate 56,494 and 326,917 shares of common stock were issued during the second quarter and first six months of 1996, respectively, as a result of the exercise of stock options under the Company's various stock option plans.

The Company's 1996 restricted stock awards provide for awards to certain key executives of the Company. The 1996 stock awards vest only upon attainment of stated increases in the market price of the Company's common stock within five years from the date of grant, in which event the ownership restrictions on the shares are removed. In the first quarter of 1996, an aggregate 1,085,000 shares of common stock were awarded under the 1996 restricted stock awards program. Stock awards issued in April 1996 were one-time awards representing three years of grants, and the executives will not receive restricted stock in 1997 or 1998 under the 1996 plan. Additionally, an aggregate 42,710 restricted shares, which had been awarded under various restricted stock award plans of the Company, were forfeited during the first six months of 1996 and returned to treasury stock.

Note H - Share Repurchase Program

The Company repurchased 2,095,900 and 6,578,300 shares of common stock during the second quarter and first six months of 1996, respectively, for an aggregate cost of $65 million and $183 million, respectively, completing its August 1994 10 million share repurchase program. On
April 11, 1996, the Board of Directors approved a new share repurchase program authorizing the repurchase of up to 10 million shares of the Company's common stock. There have been no repurchases under the new share repurchase program.

Note I - Contingencies

The Company purchases substantially all of its PET (plastic) bottles from certain bottling cooperatives and other entities involved in the manufacture of plastic bottles. The Company has guaranteed payment of up to $240 million of indebtedness owed by these bottling cooperatives to third parties. At June 28, 1996, these manufacturers had $156 million of indebtedness outstanding guaranteed by the Company. In addition, the Company has provided letters of credit aggregating $97 million primarily in connection with self-insurance programs.

                          COCA-COLA ENTERPRISES INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Note I - Contingencies (continued)

The Company incurs costs for the required removal, replacement, or modification of underground fuel storage tanks, and any required soil and groundwater remediation resulting from leaking tanks. Ongoing environmental compliance costs, including routine maintenance, monitoring, and similar costs, are not significant. The Company also incurs costs on other environmental programs covering the discharge of materials and waste water treatment. The Company believes that any amount it may be required to pay in excess of amounts previously funded or accrued as an expense would not have a material adverse effect on its financial position, cash flows, or results of operations.

The Company has been named as a potentially responsible party ("PRP") for the costs of remediation of hazardous waste at federal or state Superfund sites. The Company believes that any ultimate Superfund liability will not have a material adverse effect on its financial position, cash flows, or results of operations. At June 28, 1996, there were four federal sites for which the Company's involvement or liability as a PRP was unresolved. In addition, there were 17 other federal and six state sites for which it has been concluded that the Company either had no responsibility, the ultimate liability amounts would be less than $100,000, or payments made to date by the Company would be sufficient to satisfy all liability of the Company. Under current law, the Company's liability for clean-up of Superfund sites may be joint and several with other PRPs, regardless of the extent of the Company's use in relation to other users. As to any site where the Company may be liable, the Company has determined that there are other PRPs who are financially solvent as well, and that any hazardous waste deposited by the Company is minimal when compared to amounts deposited by financially solvent PRPs.

In the first quarter of 1996, the Company was awarded a settlement of $10 million ($0.05 per common share after taxes) from claims against certain suppliers. The amount of the settlement award is included in cost of sales.

Part I.  Financial Information

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


                              OPERATIONS REVIEW

Business Strategy

To ensure a continued focus on building share-owner value, we have clearly defined operating and financial objectives and strategies. Our primary operating objective is to increase long-term operating cash flows through profitable increases in sales volume. We plan to achieve our operating objective through the continued implementation and execution of the following strategies:

	 * Creating and executing innovative and superior marketing programs at the local level.
	 * Balancing volume growth with improved margins and sustainable increases in market share.
	 * Developing profitable business partnerships with our customers.
	 * Increasing our investment in high-profit, high-volume distribution channels such as cold drink.
	 * Providing financial incentives to our employees which increase their focus on enhancing share-owner value.
	 * Integrating our significant domestic and international acquisitions.

Our primary financial objective is to deliver a superior return on investment to our share owners. We plan to achieve this objective through the continued implementation and execution of the following strategies:

	 * Maintaining a capital structure which maximizes our financial flexibility, given current investment opportunities.
	 * Identifying and acquiring territories that result in long-term value.
	 * Allocating resources appropriately between capital expenditures, infrastructure investment, share repurchases, acquisitions, and debt repayment.

Operations Overview

In the opinion of management, the most meaningful comparison of operating results adjusts for the impact of acquisitions and excludes one-time items. Accordingly, "comparable" results in the following discussions represent the following:

	 * 1996 operating results (i) adjusted for the impact of the Ouachita acquisition which occurred in first-quarter 1996 (refer to Note C), and (ii) excluding the favorable claims settlement in first-quarter 1996 (refer to Note I).

	 * 1995 operating results (i) adjusted for the impact of the Wichita acquisition which occurred in first-quarter 1995 (refer to Note C), and (ii) excluding the gain from sale of Mid South in first-quarter 1995 (refer to Note C).

Comparable gross profit, operating income, net income and cash operating profit margins expanded or remained stable during the second quarter and first six months of 1996 compared to the same periods of 1995. These results reflect strong, broad-based volume growth, higher net revenues per case, stable costs, and a lower effective tax rate. Second-quarter 1996 net income per common share of $0.46 increased 31% over second-quarter 1995 net income per common share of $0.35. Comparable six-month 1996 net income per common share of $0.45 increased 36% over six-month 1995 net income per common share of $0.33.

Cash Operating Profit

Cash operating profit (operating income before reductions for depreciation and amortization expense) is one of the key standards by which management measures the Company's operating performance. This measure is provided as a supplement, not an alternative, to operating income as an indicator of operating performance, and cash flows from operating activities as a measure of liquidity, each as determined in accordance with generally accepted accounting principles. Actual and comparable cash operating profit for the second quarter of 1996 increased 13% and 10%, respectively, over the second quarter of 1995. Actual and comparable cash operating profit for the first six months of 1996 increased 14% and 9%, respectively, over the same prior-year period. Based on our operating performance during the first half of 1996, we have increased our cash operating profit growth projection to at least 9% for full-year 1996.

Net Operating Revenues -- Volume and Price

Second-quarter 1996 actual and comparable net operating revenues increased 10% and 8%, respectively, over the same prior-year periods. Second-quarter 1996 physical case bottle/can volume exceeded reported and constant territory second-quarter 1995 results by 9% and 6 1/2%, respectively. Second-quarter 1996 volume growth outpaced prior-year results despite the shift in heavy Fourth of July sales from the second quarter in 1995 to the third quarter in 1996, and the 4 1/2% constant territory growth rate experienced in the second quarter of 1995.

Six-month 1996 actual and comparable net operating revenues increased 10% and 8%, respectively, over the same prior-year periods. Six-month 1996 physical case bottle/can volume exceeded reported and constant territory six-month 1995 results by 9 1/2% and 7 1/2%, respectively.

Second-quarter and six-month 1996 volume performance primarily reflects strong, broad-based carbonated brand performance by Coca-Cola classic and Sprite. Sprite volume growth continues to outpace all other major domestic carbonated beverages. Second-quarter and six-month 1996 bottle/can net revenues per case both exceeded prior-year periods by 1 1/2%. Net revenues per case growth resulted from price increases and favorable product, package, and channel mix trends.

Cost of Sales

Second-quarter 1996 bottle/can cost of sales per case decreased 1/2% from second-quarter 1995 reflecting favorable packaging cost trends. Six-month 1996 bottle/can cost of sales per case increased from six-month 1995 levels by 1/2%, excluding the favorable first-quarter 1996 supplier settlement.

Selling, General and Administrative Expenses

Comparable selling, general and administrative expenses increased 11% in the second quarter and first six months of 1996, as compared to the same periods in 1995. This increase results primarily from increased selling and delivery infrastructure investments. Selling, general and administrative expenses as a percent of sales increased from 27.8% of sales in the second quarter of 1995 to 28.7% of sales in the second quarter of 1996; and from 30.1% of sales in the first six months of 1995 to 30.9% of sales in the first six months of 1996.

Interest Expense

Given the current rate environment, we anticipate that net interest expense will increase approximately 15% to 17% for full-year 1996 compared to 1995 due to a higher debt balance resulting from the Ouachita acquisition, the France/Belgium acquisition, and share repurchase activity during the first six months of 1996. The pending acquisitions of CCSB, Coke West, and Nora are expected to increase interest expense further, the amount of which is dependent upon actual closing dates and financing options. The weighted average interest rate for the first six months of 1996 was 7.5% compared to 7.4% for the same period of 1995.

Income Taxes

The Company's effective tax rate for the first six months of 1996 was 42% compared to 44% for the same period of 1995. The decrease in the 1996 effective tax rate primarily reflects expectations for higher full-year pre-tax earnings in 1996 when compared to expectations in second-quarter 1995.

                      CASH FLOW AND LIQUIDITY REVIEW

Capital Resources

Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. In addition to our operating cash flows, we believe that adequate long-term and short-term capital resources are available to satisfy our capital expenditure, acquisition, and share repurchase programs, in addition to scheduled debt maturities, interest payments, income tax obligations, and share-owner dividends.

Long-term Capital Resources: We have available for issuance $1.5 billion in debt securities under a shelf registration statement with the Securities and Exchange Commission. We are in the process of investigating various long-term financing alternatives which are available to us in the equity and debt securities markets.

Short-term Capital Resources: We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper program. Our commercial paper program is supported by a $1 billion revolving bank credit agreement maturing in December 1999 and $1 billion of short-term credit facilities. An aggregate $1.1 billion of commercial paper borrowings supported by these agreements was outstanding at June 28, 1996. The Company intends to refinance a portion of its commercial paper borrowings on a long-term basis. In addition to commercial paper, we also have additional availability for short-term financing through bank borrowings and debt securities markets. Subsequent to June 28, 1996, commercial paper borrowings outstanding and short-term bank borrowings increased by approximately $915 million as a result of the acquisition of bottling and canning operations in France and Belgium (refer to Note C).

Summary of Cash Activities

Cash and cash equivalents increased $16 million during the first six months of 1996 compared to the first six months of 1995. Our principal sources of cash consisted of those provided from operations of $418 million and the issuance of debt aggregating $315 million. Our primary uses of cash were capital expenditures totaling $350 million, share repurchases aggregating $183 million, and the acquisition of Ouachita for a cash cost of $144 million (net of cash acquired).

Operating Activities: Net cash provided by operating activities increased in the first six months of 1996 when compared to the first six months of 1995 primarily as a result of our operating performance. The higher depreciation expense in 1996 results from the effects of increased capital spending and the acquisition of Ouachita during the first quarter of 1996. Increased amortization primarily reflects increased franchise amortization as a result of acquisitions and increased amortization of performance-based restricted stock and stock options resulting from additional awards during the first quarter of 1996. Net changes in current assets and current liabilities also increased cash provided by operating activities.

Investing Activities: Our capital expenditures investment increased when compared to the first six months of 1995. We continue to expect full-year 1996 capital expenditures to be approximately $550 million for operations existing at the end of second-quarter 1996. The acquisition in France and Belgium and pending acquisitions in Great Britain and the United States will add an estimated $80 million to $100 million to 1996 capital spending, depending on the acquisition closing dates.

In January 1995, the Company acquired all the issued and outstanding shares of stock of Wichita for a purchase price of $157 million in cash. In February 1996, the Company acquired all the issued and outstanding shares of stock of Ouachita for a total transaction value of $313 million. The purchase price for Ouachita was paid in a combination of $148 million in cash, 26,311 shares of the Company's common stock from treasury, and two types of convertible preferred stock. During the second quarter of 1996, 69,945 shares of Ouachita preferred stock were converted into 411,246 shares of common stock. The difference between the value of the preferred stock converted and the treasury stock issued was $4 million which increased paid-in capital. On July 26, 1996, the Company acquired
The Coca-Cola Company's bottling and canning operations in France and Belgium for a transaction value of $915 million.

Since inception, the Company has acquired bottling companies for an aggregate purchase price of approximately $7 billion. Our sources of capital allow us to maintain flexibility to make acquisitions that offer us opportunities to implement our operating strategies to achieve an acceptable rate of return. We will purchase additional domestic and international bottling operations when such acquisitions are expected to increase long-term share-owner value.

Pending Transactions (see Note C): On May 28, 1996, the Company announced the signing of letters of intent to acquire Coke West for a transaction value of approximately $158 million. On June 4, 1996, the Company announced the signing of letters of intent to purchase CCSB from The Coca-Cola Company (holder of 49%) and Cadbury Schweppes plc (holder of 51%) for a transaction value of approximately $1.9 billion, based on current exchange rates. CCSB will enter into long-term contracts to continue to produce and distribute products of both The Coca-Cola Company and Cadbury Schweppes in the acquired territories. On July 17, 1996, the Company announced the signing of a letter of intent to acquire Nora for a transaction value of approximately $117 million, based on current exchange rates.

The completed and pending acquisitions discussed above have been or will be initially financed through short-term bank borrowings and the issuance of commercial paper. The Company will refinance short-term borrowings on a long-term basis. With respect to international acquisitions, the Company intends to finance all of the acquisition cost in the local currency of each respective acquired company or in U.S. dollars swapped into local currency. The pending acquisition transactions are subject to negotiation of definitive purchase agreements and, with respect to the CCSB transaction, approval by regulatory authorities. It is anticipated that all pending transactions will close during the third quarter of 1996.

Had the acquisitions of the French and Belgian operations, CCSB, Coke West and Nora happened at the beginning of 1995, approximately 30% of the Company's equivalent case sales and net revenues during the 1995 fiscal year would have been derived from outside the United States.

Financing Activities: During the first six months of 1996, we repurchased 6,578,300 shares of our common stock for a total cost of $183 million.
On April 11, 1996, the Board of Directors approved a new 10 million share common stock repurchase program. Shares will be repurchased based on prevailing market conditions in open market and privately negotiated transactions. Repurchased shares will be available for general corporate purposes including acquisition financing and the funding of various employee benefits and compensation plans. There have been no repurchases under the new share repurchase program.


                          FINANCIAL POSITION

Trade accounts receivable, inventories, and accounts payable and accrued expenses at June 28, 1996, increased from December 31, 1995 primarily as a result of the seasonal nature of our business. The increase in franchise and deferred income taxes results from the acquisition of Ouachita. The increase in property, plant and equipment results from capital expenditures in the first six months of 1996 and the acquisition of Ouachita. The increase in long-term debt results from financing the Ouachita acquisition and share repurchases. The decrease in the cumulative translation adjustment results from an increase in the value of the dollar against the Dutch florin during the first six months of 1996.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit                                            Incorporated by Reference
Number                Description                    or Filed Herewith
- -------     ---------------------------------      -------------------------

12          Statements regarding computations      Filed Herewith
            of ratios

27          Financial Data Schedule                Filed Herewith

(b)  Reports on Form 8-K:

Date of Report                          Description
- --------------     -------------------------------------------------------
April 11, 1996     Press release announcing approval of a 10 million share
                   common stock repurchase program

April 16, 1996     Condensed Consolidated Statements of Operations
                   (unaudited) of the Company, filed on April 18, 1996, reporting financial results for the first quarter of 1996

May 13, 1996       Press release announcing the signing of letters of
                   intent to purchase bottling operations in France and Belgium

May 28, 1996       Press release announcing the signing of letters of
                   intent to purchase Coca-Cola Bottling Company West,
                   Inc. and Grand Forks Coca-Cola Bottling Co.

June 4, 1996       Press release announcing the signing of letters of
                   intent to purchase bottling operations in the United
                   Kingdom


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             COCA-COLA ENTERPRISES INC.
                                             (Registrant)

                                             /s/ JOHN R. ALM
Date:  August 6, 1996                        -----------------------------
                                             John R. Alm
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (On behalf of the Registrant
                                             and as Principal Financial
                                             Officer)

                                             /S/ BERNICE H. WINTER
Date:  August 6, 1996                        -----------------------------
                                             Bernice H. Winter
                                             Vice President and Controller
                                             (Principal Accounting Officer)