Form 10-K/A
period 1995-12-31
COCA COLA ENTERPRISES INC
filed 1996-10-11
CIK 804055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                             ---------------------
                         AMENDMENT NO. 1 ON FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 01-09300

                       (LOGO) COCA COLA ENTERPRISES INC.

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

                           Yes   X         No
                              -------        --------

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

     (3) Exhibits.

                                                           INCORPORATED BY REFERENCE OR FILED
                                                                        HEREWITH
                                                         (THE COMPANY'S CURRENT, QUARTERLY, AND
                                                                         ANNUAL
                                                         REPORTS ARE FILED WITH THE SECURITIES
                                                                          AND
EXHIBIT                                                    EXCHANGE COMMISSION UNDER FILE NO.
NUMBER                    DESCRIPTION                                  01-09300)
------      ----------------------------------------    ----------------------------------------
  3.1    -- Restated Certificate of Incorporation of    Exhibit 28.2 to the Company's Quarterly
            Coca-Cola Enterprises, as amended on        Report on Form 10-Q as filed May 11,
            April 15, 1992.                             1992.
  3.2    -- Bylaws of Coca-Cola Enterprises, as         Previously filed.
            amended through February 20, 1996.

                                                           INCORPORATED BY REFERENCE OR FILED
                                                                        HEREWITH
                                                         (THE COMPANY'S CURRENT, QUARTERLY, AND
                                                                         ANNUAL
                                                         REPORTS ARE FILED WITH THE SECURITIES
                                                                          AND
EXHIBIT                                                    EXCHANGE COMMISSION UNDER FILE NO.
NUMBER                    DESCRIPTION                                  01-09300)
------      ----------------------------------------    ----------------------------------------
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

                                                           INCORPORATED BY REFERENCE OR FILED
                                                                        HEREWITH
                                                         (THE COMPANY'S CURRENT, QUARTERLY, AND
                                                                         ANNUAL
                                                         REPORTS ARE FILED WITH THE SECURITIES
                                                                          AND
EXHIBIT                                                    EXCHANGE COMMISSION UNDER FILE NO.
NUMBER                    DESCRIPTION                                  01-09300)
------      ----------------------------------------    ----------------------------------------
            Certain instruments which define the rights of holders of long-term debt of the
            Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the Company and its subsidiaries. The Company and its subsidiaries hereby agree to furnish a copy of each such instrument to the
            Commission upon request.
 10.1    -- 1986 Stock Option Plan of Coca-Cola         Exhibit 10.1 to the Company's Annual
            Enterprises, as amended through February    Report on Form 10-K for the fiscal year
            12, 1991.*                                  ended December 31, 1991.
 10.2    -- Form of Stock Option Agreement between      Exhibit 10.5 to the Company's
            Coca-Cola Enterprises and certain of its    Registration Statement on Form S-1, No.
            officers.*                                  33-9447.
 10.3    -- Coca-Cola Enterprises 1991 Stock Option     Exhibit 10.11 to the Company's Annual
            Plan, as amended and restated through       Report on Form 10-K for the fiscal year
            February 18, 1992.*                         ended December 31, 1992.
 10.4    -- Coca-Cola Enterprises 1994 Stock Option     Exhibit 4.3 to the Company's
            Plan.*                                      Registration Statement on Form S-8, No.
                                                        33-53221.
 10.5    -- Coca-Cola Enterprises 1995 Stock Option     Exhibit 4.3 to the Company's
            Plan.*                                      Registration Statement on Form S-8, No.
                                                        33-58699.
 10.6    -- Coca-Cola Enterprises 1992 Restricted       Exhibit 4.3 to the Company's
            Stock Award Plan (as amended and            Registration Statement on Form S-8, No.
            restated effective February 7, 1994).*      33-53219.
 10.7    -- Coca-Cola Enterprises 1995 Restricted       Exhibit 4.3 to the Company's
            Stock Award Plan.*                          Registration Statement on Form S-8, No.
                                                        33-58695.
 10.8    -- Coca-Cola Enterprises Restricted Stock      Previously filed.
            Award Tax Withholding Agreement.*
 10.9    -- 1995 Phantom Stock Award Plan.*             Previously filed.
 10.10   -- 1992 and 1993 Long-Term Incentive Plan      Exhibit 10.6 to the Company's Annual
            of Coca-Cola Enterprises, as amended.*      Report on Form 10-K for the fiscal year
                                                        ended December 31, 1994.
 10.11   -- Coca-Cola Enterprises 1994-1996 Long-       Exhibit 10.7 to the Company's Annual
            Term Incentive Plan.*                       Report on Form 10-K for the fiscal year
                                                        ended December 31, 1994.
 10.12   -- Coca-Cola Enterprises Inc. Long-Term        Previously filed.
            Incentive Plan (Effective January 1,
            1995).*
 10.13   -- Coca-Cola Enterprises 1994 Executive        Exhibit 10.8 to the Company's Annual
            Management Incentive Plan (Effective        Report on Form 10-K for the fiscal year
            January 1, 1994).*                          ended December 31, 1994.
 10.14   -- Coca-Cola Enterprises 1995 Executive        Previously filed.
            Management Incentive Plan (Effective
            January 1, 1995).*
 10.15   -- 1991 Amendment and Restatement of the       Exhibit 10.9 to the Company's Annual
            Coca-Cola Enterprises Supplemental          Report on Form 10-K for the fiscal year
            Retirement Plan, as amended effective       ended December 31, 1994.
            July 1, 1993.*
 10.16   -- Form of Stock Option Agreements between     Exhibit 10.36 to the Company's
            Coca-Cola Enterprises and certain of its    Registration Statement on Form S-1, No.
            directors.*                                 33-9447.
 10.17   -- Coca-Cola Enterprises 1988 Stock            Exhibit 10.10 to the Company's Annual
            Appreciation Rights Plan, as amended        Report on Form 10-K for the fiscal year
            through February 12, 1991.*                 ended December 31, 1991.

                                                           INCORPORATED BY REFERENCE OR FILED
                                                                        HEREWITH
                                                         (THE COMPANY'S CURRENT, QUARTERLY, AND
                                                                         ANNUAL
                                                         REPORTS ARE FILED WITH THE SECURITIES
                                                                          AND
EXHIBIT                                                    EXCHANGE COMMISSION UNDER FILE NO.
NUMBER                    DESCRIPTION                                  01-09300)
------      ----------------------------------------    ----------------------------------------
 10.18   -- Amended and Restated Deferred               Exhibit 10.16 to the Company's Annual
            Compensation Agreement between Johnston     Report on Form 10-K for the fiscal year
            Coca-Cola Bottling Group and Henry A.       ended December 31, 1993.
            Schimberg dated December 16, 1991, as
            amended.*
 10.19   -- 1993 Amendment and Restatement of           Exhibit 10.17 to the Company's Annual
            Deferred Compensation Agreement between     Report on Form 10-K for the fiscal year
            Johnston Coca-Cola Bottling Group and       ended December 31, 1993.
            John R. Alm as of April 30, 1993.*
 10.20   -- Retirement Plan for the Board of            Exhibit 10.33 to the Company's Annual
            Directors of Coca-Cola Enterprises,         Report on Form 10-K for the fiscal year
            effective April 11, 1991.*                  ended December 31, 1991.
 10.21   -- Deferred Compensation Plan for Non-         Exhibit 10.16 to the Company's Annual
            Employee Director Compensation, as          Report on Form 10-K for the fiscal year
            amended and restated effective April 1,     ended December 31, 1994.
            1994.*
 10.22   -- Tax Sharing Agreement dated November 12,    Exhibit 10.1 to the Company's
            1986 between Coca-Cola Enterprises and      Registration Statement on Form S-1, No.
            The Coca-Cola Company.                      33-9447.
 10.23   -- Registration Rights Agreement dated         Exhibit 10.3 to the Company's
            November 12, 1986 between Coca-Cola         Registration Statement on Form S-1, No.
            Enterprises and The Coca-Cola Company.      33-9447.
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

                                                           INCORPORATED BY REFERENCE OR FILED
                                                                        HEREWITH
                                                         (THE COMPANY'S CURRENT, QUARTERLY, AND
                                                                         ANNUAL
                                                         REPORTS ARE FILED WITH THE SECURITIES
                                                                          AND
EXHIBIT                                                    EXCHANGE COMMISSION UNDER FILE NO.
NUMBER                    DESCRIPTION                                  01-09300)
------      ----------------------------------------    ----------------------------------------
 10.30   -- Can Supply Agreement, dated November 30,    Filed herewith.
            1995, between American National Can
            Company and Coca-Cola Enterprises.**
 10.31   -- Share Repurchase Agreement dated January    Exhibit 10.44 to the Company's Annual
            1, 1991 between The Coca-Cola Company       Report on Form 10-K for the fiscal year
            and Coca-Cola Enterprises.                  ended December 28, 1990.
 11      -- Statement re computation of per share       Previously filed.
            earnings.
 12      -- Statement re computation of ratios.         Previously filed.
 13      -- 1995 Annual Report to Share Owners          Previously filed.
            (Pages 18-43, 45-47).
 21      -- Subsidiaries of the Registrant.             Previously filed.
 23      -- Consent of Independent Auditors.            Previously filed.
 24      -- Powers of Attorney.                         Previously filed.
 27      -- Financial Data Schedule.                    Previously filed.

---------------

 * Management contracts and compensatory plans as arrangements required to be filed as an exhibit to this form pursuant to Item 14(c).
** The Company has requested confidential treatment with respect to portions of this document.

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

                                          By:     /s/  LOWRY F. KLINE
                                            ------------------------------------
                                                       Lowry F. Kline
                                             Senior Vice President and General
                                                           Counsel

Date: October 11, 1996

                                 EXHIBIT INDEX

                                                           INCORPORATED BY REFERENCE OR FILED
                                                            HEREWITH (THE COMPANY'S CURRENT,
                                                           QUARTERLY, AND ANNUAL REPORTS ARE
                                                             FILED WITH THE SECURITIES AND
EXHIBIT                                                        EXCHANGE COMMISSION UNDER
NUMBER                    DESCRIPTION                              FILE NO. 01-09300)
------      ----------------------------------------    ----------------------------------------
  3.1    -- Restated Certificate of Incorporation of    Exhibit 28.2 to the Company's Quarterly
            Coca-Cola Enterprises, as amended on        Report on Form 10-Q as filed May 11,
            April 15, 1992.                             1992.
  3.2    -- Bylaws of Coca-Cola Enterprises, as         Previously filed.
            amended through February 20, 1996.
  4.1    -- Indenture dated as of July 30, 1991,        Exhibit 4.1 to the Company's Current
            together with the First Supplemental        Report on Form 8-K (Date of Report: July
            Indenture thereto dated January 29,         30, 1991); Exhibit 4.01 to the Company's
            1992, between Coca-Cola Enterprises and     Current Report on Form 8-K (Date of
            Manufacturers Hanover Trust Company, as     Report: January 29, 1992); Exhibit 4.02
            Trustee, with regard to certain             to the Company's Current Report on Form
            unsecured and unfunded debt securities      8-K (Date of Report: January 29, 1992);
            of Coca-Cola Enterprises, and forms of      Exhibit 4.01 to the Company's Current
            notes and debentures issued thereunder.     Report on Form 8-K (Date of Report:
                                                        September 8, 1992); Exhibits 4.01 and
                                                        4.02 to the Company's Current Report on
                                                        Form 8-K (Date of Report: November 12,
                                                        1992); Exhibit 4.01 to the Company's
                                                        Current Report on Form 8-K (Date of
                                                        Report: January 4, 1993); Exhibit 4.02
                                                        to the Company's Current Report on Form
                                                        8-K (Date of Report: September 15,
                                                        1993); Exhibit 4.01 to the Company's
                                                        Current Report on Form 8-K (Date of
                                                        Report: May 12, 1995).
  4.2    -- Medium-Term Notes Issuing and Paying        Exhibit 4.2 to the Company's Annual
            Agency Agreement dated as of October 24,    Report on Form 10-K for the fiscal year
            1994, between Coca-Cola Enterprises and     ended December 31, 1994.
            Chemical Bank, as issuing and paying
            agent, including as Exhibit B thereto
            the form of Medium-Term Note issuable
            thereunder.
  4.3    -- Indenture dated as of November 15, 1989     Exhibit 4.01 to the Company's Current
            between Coca-Cola Enterprises and           Report on Form 8-K (Date of Report:
            Bankers Trust Company, as Trustee, with     December 12, 1989); Exhibit 4.4(a) to
            regard to certain unsecured and             the Company's Annual Report on Form 10-K
            unsubordinated debt securities of           for the fiscal year ended December 29,
            Coca-Cola Enterprises, and forms of         1989; Exhibit 4.4(b) to the Company's
            Fixed Rate Medium Term Note and Floating    Annual Report on Form 10-K for the
            Rate Medium Term Note, each issuable        fiscal year ended December 29, 1989.
            commencing December 18, 1989 pursuant to
            the above-referenced Indenture.

                                                           INCORPORATED BY REFERENCE OR FILED
                                                            HEREWITH (THE COMPANY'S CURRENT,
                                                           QUARTERLY, AND ANNUAL REPORTS ARE
                                                             FILED WITH THE SECURITIES AND
EXHIBIT                                                        EXCHANGE COMMISSION UNDER
NUMBER                    DESCRIPTION                              FILE NO. 01-09300)
------      ----------------------------------------    ----------------------------------------
  4.4    -- Credit Agreement dated as of December 7,    Exhibit 4.4 to the Company's Annual
            1994 among Coca-Cola Enterprises; Bank      Report on Form 10-K for the fiscal year
            of America National Trust and Savings       ended December 31, 1994.
            Association; Citibank, N.A.; The First
            National Bank of Chicago; NationsBank of
            Texas, National Association; Union Bank
            of Switzerland, New York Branch; Texas
            Commerce Bank National Association;
            Trust Company Bank; Wachovia Bank of
            Georgia, N.A.; Canadian Imperial Bank of
            Commerce; Toronto Dominion (Texas),
            Inc.; Swiss Bank Corporation, New York
            Branch and Cayman Islands Branch; Mellon
            Bank, N.A.; The Northern Trust Company;
            ABN AMRO Bank, N.V., Atlanta Agency.
            Certain instruments which define the rights of holders of long-term debt of the
            Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the Company and its subsidiaries. The Company and its subsidiaries hereby agree to furnish a copy of each such instrument to the
            Commission upon request.
 10.1    -- 1986 Stock Option Plan of Coca-Cola         Exhibit 10.1 to the Company's Annual
            Enterprises, as amended through February    Report on Form 10-K for the fiscal year
            12, 1991.*                                  ended December 31, 1991.
 10.2    -- Form of Stock Option Agreement between      Exhibit 10.5 to the Company's
            Coca-Cola Enterprises and certain of its    Registration Statement on Form S-1, No.
            officers.*                                  33-9447.
 10.3    -- Coca-Cola Enterprises 1991 Stock Option     Exhibit 10.11 to the Company's Annual
            Plan, as amended and restated through       Report on Form 10-K for the fiscal year
            February 18, 1992.*                         ended December 31, 1992.
 10.4    -- Coca-Cola Enterprises 1994 Stock Option     Exhibit 4.3 to the Company's
            Plan.*                                      Registration Statement on Form S-8, No.
                                                        33-53221.
 10.5    -- Coca-Cola Enterprises 1995 Stock Option     Exhibit 4.3 to the Company's
            Plan.*                                      Registration Statement on Form S-8, No.
                                                        33-58699.
 10.6    -- Coca-Cola Enterprises 1992 Restricted       Exhibit 4.3 to the Company's
            Stock Award Plan (as amended and            Registration Statement on Form S-8, No.
            restated effective February 7, 1994).*      33-53219.
 10.7    -- Coca-Cola Enterprises 1995 Restricted       Exhibit 4.3 to the Company's
            Stock Award Plan.*                          Registration Statement on Form S-8, No.
                                                        33-58695.
 10.8    -- Coca-Cola Enterprises Restricted Stock      Previously filed.
            Award Tax Withholding Agreement.*
 10.9    -- 1995 Phantom Stock Award Plan.*             Previously filed.
 10.10   -- 1992 and 1993 Long-Term Incentive Plan      Exhibit 10.6 to the Company's Annual
            of Coca-Cola Enterprises, as amended.*      Report on Form 10-K for the fiscal year
                                                        ended December 31, 1994.
 10.11   -- Coca-Cola Enterprises 1994-1996 Long-       Exhibit 10.7 to the Company's Annual
            Term Incentive Plan.*                       Report on Form 10-K for the fiscal year
                                                        ended December 31, 1994.

                                                           INCORPORATED BY REFERENCE OR FILED
                                                            HEREWITH (THE COMPANY'S CURRENT,
                                                           QUARTERLY, AND ANNUAL REPORTS ARE
                                                             FILED WITH THE SECURITIES AND
EXHIBIT                                                        EXCHANGE COMMISSION UNDER
NUMBER                    DESCRIPTION                              FILE NO. 01-09300)
------      ----------------------------------------    ----------------------------------------
 10.12   -- Coca-Cola Enterprises Inc. Long-Term        Previously filed.
            Incentive Plan (Effective January 1,
            1995).*
 10.13   -- Coca-Cola Enterprises 1994 Executive        Exhibit 10.8 to the Company's Annual
            Management Incentive Plan (Effective        Report on Form 10-K for the fiscal year
            January 1, 1994).*                          ended December 31, 1994.
 10.14   -- Coca-Cola Enterprises 1995 Executive        Previously filed.
            Management Incentive Plan (Effective
            January 1, 1995).*
 10.15   -- 1991 Amendment and Restatement of the       Exhibit 10.9 to the Company's Annual
            Coca-Cola Enterprises Supplemental          Report on Form 10-K for the fiscal year
            Retirement Plan, as amended effective       ended December 31, 1994.
            July 1, 1993.*
 10.16   -- Form of Stock Option Agreements between     Exhibit 10.36 to the Company's
            Coca-Cola Enterprises and certain of its    Registration Statement on Form S-1, No.
            directors.*                                 33-9447.
 10.17   -- Coca-Cola Enterprises 1988 Stock            Exhibit 10.10 to the Company's Annual
            Appreciation Rights Plan, as amended        Report on Form 10-K for the fiscal year
            through February 12, 1991.*                 ended December 31, 1991.
 10.18   -- Amended and Restated Deferred               Exhibit 10.16 to the Company's Annual
            Compensation Agreement between Johnston     Report on Form 10-K for the fiscal year
            Coca-Cola Bottling Group and Henry A.       ended December 31, 1993.
            Schimberg dated December 16, 1991, as
            amended.*
 10.19   -- 1993 Amendment and Restatement of           Exhibit 10.17 to the Company's Annual
            Deferred Compensation Agreement between     Report on Form 10-K for the fiscal year
            Johnston Coca-Cola Bottling Group and       ended December 31, 1993.
            John R. Alm as of April 30, 1993.*
 10.20   -- Retirement Plan for the Board of            Exhibit 10.33 to the Company's Annual
            Directors of Coca-Cola Enterprises,         Report on Form 10-K for the fiscal year
            effective April 11, 1991.*                  ended December 31, 1991.
 10.21   -- Deferred Compensation Plan for Non-         Exhibit 10.16 to the Company's Annual
            Employee Director Compensation, as          Report on Form 10-K for the fiscal year
            amended and restated effective April 1,     ended December 31, 1994.
            1994.*
 10.22   -- Tax Sharing Agreement dated November 12,    Exhibit 10.1 to the Company's
            1986 between Coca-Cola Enterprises and      Registration Statement on Form S-1, No.
            The Coca-Cola Company.                      33-9447.
 10.23   -- Registration Rights Agreement dated         Exhibit 10.3 to the Company's
            November 12, 1986 between Coca-Cola         Registration Statement on Form S-1, No.
            Enterprises and The Coca-Cola Company.      33-9447.
 10.24   -- Registration Rights Agreement dated as      Exhibit 10 to the Company's Current
            of December 17, 1991 among Coca-Cola        Report on Form 8-K (Date of Report:
            Enterprises, The Coca-Cola Company and      December 18, 1991).
            the share owners of Johnston Coca-Cola
            Bottling Group named therein.

                                                           INCORPORATED BY REFERENCE OR FILED
                                                            HEREWITH (THE COMPANY'S CURRENT,
                                                           QUARTERLY, AND ANNUAL REPORTS ARE
                                                             FILED WITH THE SECURITIES AND
EXHIBIT                                                        EXCHANGE COMMISSION UNDER
NUMBER                    DESCRIPTION                              FILE NO. 01-09300)
------      ----------------------------------------    ----------------------------------------
 10.25   -- Registration Rights Agreement dated as      Exhibit 10.25 to the Company's Annual
            of December 15, 1993 among Coca-Cola        Report on Form 10-K for the fiscal year
            Enterprises, The Coca-Cola Company and      ended December 31, 1993.
            the share owners of the Coca-Cola
            Bottling Company of Northeast Arkansas,
            Inc.
 10.26   -- Form of Bottle Contract, as amended.        Exhibit 10.24 to the Company's Annual
                                                        Report on Form 10-K for the fiscal year
                                                        ended December 30, 1988.
 10.27   -- Letter Agreement dated March 15, 1989       Exhibit 10.23 to the Company's Annual
            between Coca-Cola Enterprises and The       Report on Form 10-K for the fiscal year
            Coca-Cola Company with respect to the       ended December 31, 1991.
            Bottle Contracts, as amended by letter
            agreement dated December 18, 1991.
 10.28   -- Form of Tolling Agreement between The       Exhibit 10.41 to the Company's Annual
            Coca-Cola Company and various Company       Report on Form 10-K for the fiscal year
            bottlers.                                   ended January 2, 1987.
 10.29   -- Sweetener Sales Agreement -- Bottler        Exhibit 10.30 to the Company's Annual
            between The Coca-Cola Company and           Report on Form 10-K for the fiscal year
            various Company bottlers.                   ended December 31, 1992.
 10.30   -- Can Supply Agreement, dated November 30,    Filed herewith.
            1995, between American National Can
            Company and Coca-Cola Enterprises.**
 10.31   -- Share Repurchase Agreement dated January    Exhibit 10.44 to the Company's Annual
            1, 1991 between The Coca-Cola Company       Report on Form 10-K for the fiscal year
            and Coca-Cola Enterprises.                  ended December 28, 1990.
 11      -- Statement re computation of per share       Previously filed.
            earnings.
 12      -- Statement re computation of ratios.         Previously filed.
 13      -- 1995 Annual Report to Share Owners          Previously filed.
            (Pages 18-43, 45-47).
 21      -- Subsidiaries of the Registrant.             Previously filed.
 23      -- Consent of Independent Auditors.            Previously filed.
 24      -- Powers of Attorney.                         Previously filed.
 27      -- Financial Data Schedule.                    Previously filed.

---------------

 * Management contracts and compensatory plans as arrangements required to be filed as an exhibit to this form pursuant to Item 14(c).
** The Company has requested confidential treatment with respect to portions of this document.