Form 10-Q
period 1996-09-27
COCA COLA ENTERPRISES INC
filed 1996-11-12
CIK 804055

===========================================================================

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 ---------
                                 Form 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             for the quarterly period ended September 27, 1996

                                    or

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

  125,359,532 Shares of $1 Par Value Common Stock as of November 4, 1996

============================================================================

                      COCA-COLA ENTERPRISES INC.

                     QUARTERLY REPORT ON FORM 10-Q

                 FOR QUARTER ENDED SEPTEMBER 27, 1996



                                 INDEX

                                                                 Page
                                                                 ----
Part I - Item 1. Financial Statements

     Condensed Consolidated Statements of Operations
       for the Quarters ended September 27, 1996 and
       September 29, 1995...................................       1

     Condensed Consolidated Statements of Operations
       for the Nine Months ended September 27, 1996
       and September 29, 1995...............................       2

     Condensed Consolidated Balance Sheets as of
       September 27, 1996 and December 31, 1995.............       3

     Condensed Consolidated Statements of Cash Flows
       for the Nine Months ended September 27, 1996
       and September 29, 1995...............................       5

     Notes to Condensed Consolidated Financial Statements...       6

Part I - Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations................................      15

Part II - Item 1. Legal Proceedings.........................      23

Part II - Item 6. Exhibits and Reports on Form 8-K..........      23

Signatures..................................................      25

Part I.  Financial Information
Item 1.  Financial Statements


                       COCA-COLA ENTERPRISES INC.

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (Unaudited; in millions except per share data)


                                                      Quarter ended
                                              -----------------------------
                                              September 27,   September 29,
                                                  1996            1995
                                              -------------   -------------

Net Operating Revenues..................         $ 2,187         $ 1,841
Cost of sales...........................           1,363           1,183
                                                 -------          -------

Gross Profit............................             824             658
Selling, general and administrative
  expenses..............................             667             513
                                                 -------         -------

Operating Income........................             157             145
Interest expense, net...................              90              82
Other nonoperating deductions, net......               1               -
                                                 -------         -------

Income Before Income Taxes..............              66              63
Income tax expense......................              27              27
                                                 -------         -------

Net Income..............................              39              36
Preferred stock dividends...............               2               1
                                                 -------         -------
Net Income Applicable to Common Share
  Owners................................         $    37         $    35
                                                 =======         =======

Average Common Shares Outstanding.......             124             129
                                                 =======         =======

Net Income Per Share Applicable to
  Common Share Owners...................         $  0.29         $  0.27
                                                 =======         =======

Dividends Per Share Applicable to
  Common Share Owners...................         $ 0.025         $0.0125
                                                 =======         =======



See Notes to Condensed Consolidated Financial Statements.

                      COCA-COLA ENTERPRISES INC.

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Unaudited; in millions except per share data)



                                                    Nine months ended
                                             -------------------------------
                                             September 27,     September 29,
                                                 1996              1995
                                             -------------     -------------

Net Operating Revenues..................        $ 5,803           $ 5,130
Cost of sales...........................          3,586             3,237
                                                -------           -------

Gross Profit............................          2,217             1,893
Selling, general and administrative
  expenses..............................          1,784             1,505
                                                -------           -------

Operating Income........................            433               388
Interest expense, net...................            253               244
Other nonoperating deductions, net......              1                 3
Gain from sale of interest in bottling
  operation.............................              -                 9
                                                -------           -------

Income Before Income Taxes..............            179               150
Income tax expense......................             74                65
                                                -------           -------
Net Income..............................            105                85
Preferred stock dividends...............              6                 2
                                                -------           -------

Net Income Applicable to Common Share
  Owners................................        $    99           $    83
                                                =======           =======

Average Common Shares Outstanding.......            125               129
                                                =======           =======

Net Income Per Share Applicable to
  Common Share Owners...................        $  0.79           $  0.64
                                                =======           =======
Dividends Per Share Applicable to
  Common Share Owners...................        $ 0.075           $0.0375
                                                =======           =======




See Notes to Condensed Consolidated Financial Statements.

                      COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED BALANCE SHEETS
                             (In millions)


                                                September 27,  December 31,
                   ASSETS                           1996           1995
                                                -------------  ------------
                                                 (Unaudited)
Current
  Cash and cash equivalents, at cost...            $    26       $     8
  Trade accounts receivable, less
    reserves of $42 and $33,
    respectively.......................                730           510
  Inventories:
    Finished goods.....................                270           151
    Raw materials and supplies.........                104            74
                                                   -------       -------
                                                       374           225
  Current deferred income tax assets...                130           130
  Prepaid expenses and other current
    assets.............................                164           109
                                                   -------       -------
  Total Current Assets.................              1,424           982

Property, Plant and Equipment
  Land.................................                208           182
  Buildings and improvements...........                862           700
  Machinery and equipment..............              3,448         2,774
                                                   -------       -------
                                                     4,518         3,656
  Less allowances for depreciation.....              1,812         1,587
                                                   -------       -------
                                                     2,706         2,069
  Construction in progress.............                108            89
                                                   -------       -------
                                                     2,814         2,158

Franchise and Other Noncurrent Assets..              7,139         5,924
                                                   -------       -------
                                                   $11,377       $ 9,064
                                                   =======       =======







See Notes to Condensed Consolidated Financial Statements.

                       COCA-COLA ENTERPRISES INC.

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                     (In millions except share data)


                                                September 27,  December 31,
   LIABILITIES AND SHARE-OWNERS' EQUITY             1996           1995
                                                -------------  ------------
                                                 (Unaudited)
Current
  Accounts payable and accrued
    expenses............................           $ 1,299        $   796
  Current maturities of long-term debt..               782             63
                                                   -------        -------
  Total Current Liabilities.............             2,081            859

Long-Term Debt..........................             4,645          4,138

Retirement and Insurance Programs
  and Other Long-Term Obligations.......               664            600

Deferred Income Taxes...................             2,460          2,032

Share-Owners' Equity
  Preferred Stock.......................               132             30
  Common stock, $1 par value --
    Authorized - 500,000,000 shares;
    Issued - 146,659,581 and 145,094,936
    shares, respectively................               147            145
  Paid-in capital.......................             1,408          1,346
  Reinvested earnings...................               233            144
  Cumulative effect of currency
    translations........................                30             38
  Common stock in treasury, at cost
    (21,343,215 and 16,543,458 shares,
     respectively)......................              (423)          (268)
                                                   -------        -------
                                                     1,527          1,435
                                                   -------        -------
                                                   $11,377        $ 9,064
                                                   =======        =======






See Notes to Condensed Consolidated Financial Statements.

                      COCA-COLA ENTERPRISES INC.

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited; in millions)

                                                     Nine months ended
                                              -----------------------------
                                              September 27,   September 29,
                                                  1996            1995
                                              -------------   -------------
Cash Flows From Operating Activities
Net income...............................        $  105          $   85
Adjustments to derive net cash provided
  by operating activities:
       Depreciation......................           279             235
       Amortization......................           173             140
       Deferred income tax provision.....             5              40
       Gain from sale of ownership
        interest in bottling operation...             -              (9)
       Net changes in current assets and
         current liabilities.............           113             (56)
       Additional nonoperating cash
         flows...........................            26               5
                                                 ------          ------
Cash derived from operating activities...           701             440

Cash Flows From Investing Activities
Capital expenditures.....................          (456)           (397)
Fixed asset dispositions.................            15              11
Cash investments in bottling and other
  businesses, net........................          (681)           (148)
Sale of ownership interest in bottling
  operations.............................             -              17
Additional investing activities..........             -               3
                                                 ------          ------
Net cash used in investing activities....        (1,122)           (514)

Cash Flows From Financing Activities
Issuance of debt.........................           768             368
Settlements of debt obligations..........          (141)           (276)
Cash dividend payments on common and
  preferred stock........................            (9)             (4)
Exercise of employee stock options.......             7               8
Stock purchases for treasury.............          (183)            (37)
Additional financing activities..........            (4)             (7)
                                                 ------          ------
Net cash derived from financing activities          439              52
                                                 ------          ------
Net Increase (Decrease) in Cash and
  Cash Equivalents.......................            18             (22)
  Cash and cash equivalents at beginning
    of period............................             8              22
                                                 ------          ------
Cash and Cash Equivalents at End of Period       $   26          $    -
                                                 ======          ======
See Notes to Condensed Consolidated Financial Statements.

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Note B - Seasonality of Business

Operating results for the third quarter and nine months ended September 27, 1996 are not indicative of results that may be expected for the year ended December 31, 1996 primarily due to the seasonality of the Company's business. This seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for costs such as depreciation, amortization, and interest expense which are not significantly impacted by the seasonality of the business. The Company's recent and pending acquisitions in Europe accentuate this further because of a more pronounced unit sales seasonality.

Note C - Acquisitions and Divestitures

Upon acquisition of franchised bottling operations, the Company obtains the right to market, distribute, and produce beverage products of franchisers, primarily The Coca-Cola Company, in specified territories. All business combinations have been accounted for as purchases and, accordingly, the results of operations of acquired companies are included in the Company's consolidated statements of operations from the date of acquisition. In addition, the assets and liabilities of acquired companies are included in the Company's consolidated balance sheets at their estimated fair values on the date of acquisition. The Company's acquisition activity for 1996 and 1995 is summarized below.

Completed Transactions

On August 12, 1996, the Company acquired Coca-Cola Bottling Company West, Inc. and a related company, Grand Forks Coca-Cola Bottling Co., (collectively, "Coke West") for a transaction value (purchase price and assumed debt) of approximately $158 million. Coke West operates franchise territories in portions of Montana, Wyoming, North Dakota, South Dakota, and Minnesota.

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note C - Acquisitions and Divestitures (continued)

On  July  26,  1996,  the  Company acquired  The  Coca-Cola  Company's bottling and canning operations in France and Belgium for a transaction value (purchase price and assumed debt) of approximately $915 million. These franchise territories encompass most of France and all of Belgium. The entities acquired were Coca-Cola Beverages S.A. (French bottler), Coca-Cola Production S.A. (French canner), and S.A. Beverage Sales Holding N.V. (owner of the Belgian bottler).

In February 1996, the Company acquired all issued and outstanding shares of stock of Ouachita Coca-Cola Bottling Company, Inc. ("Ouachita") for a transaction value (purchase price and issued and assumed debt) of approximately $313 million. The purchase price was paid through a combination of cash, 26,311 shares of the Company's common stock from treasury, and two types of convertible preferred stock (refer to Note E) as selected by individual Ouachita share owners. Ouachita operates in portions of Arkansas, Louisiana, and Mississippi.

In January 1995, the Company acquired all the issued and outstanding shares of stock of Wichita Coca-Cola Bottling Company, Inc. ("Wichita") for a purchase price of $157 million in cash. Also in January 1995, the Company sold its 50% ownership interest in The Coca-Cola Bottling Company of the Mid South ("Mid South") to Ouachita for $17 million. This sale resulted in a pre-tax gain of $9 million ($0.04 per common share after taxes). The Company's interest in Mid South was reacquired through the Ouachita acquisition in February 1996.

The following table summarizes unaudited pro forma financial information of the Company as if the completed acquisitions discussed above were effective January 1, 1995. The pro forma financial information reflects adjustments for: (i) the repayment of assumed debt, (ii) financing of the transactions at a rate of 7.5%, (iii) amortization of the value of the acquired franchise assets over 40 years, (iv) contractual changes to the business of certain of the acquired companies, and (v) the income tax effect of the foregoing (in millions except per share data):
                                                Nine months ended
                                          ----------------------------
                                          September 27,  September 29,
                                              1996           1995
                                          -------------  -------------
  Net operating revenues............         $6,658          $6,315
                                             ======          ======
  Net income applicable to common
    share owners....................         $   96          $   85
                                             ======          ======
  Net income per common share.......         $ 0.77          $ 0.66
                                             ======          ======

                        COCA-COLA ENTERPRISES INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)


Note C - Acquisitions and Divestitures (continued)

Pending Transaction

On August 9, 1996, the Company signed an agreement to purchase Coca-Cola & Schweppes Beverages Limited ("CCSB") from The Coca-Cola Company and Cadbury Schweppes plc for an aggregate transaction value (purchase price, assumed debt, and other long-term obligations) of approximately 1.2 billion British pounds. CCSB produces and distributes beverage products of The Coca-Cola Company and Cadbury Schweppes plc in England, Scotland, and Wales. CCSB will enter into long-term contracts to continue to produce and distribute products of both The Coca-Cola Company and Cadbury Schweppes plc in the acquired territories.

On September 13, 1996, the European Commission (the "Commission") announced it was opening a second phase investigation of the CCSB acquisition under merger regulations of the common market. The Commission has until January 29, 1997 to make a final decision. The Company believes that the Commission's Merger Task Force will issue a Statement of Objections to the proposed acquisition before the end of November 1996, to which the Company and the other parties to the proposed acquisition will respond. The Statement of Objections could, under some circumstances, result in modifications to the terms of the transaction to resolve issues raised by the staff, but the Company is unable to predict what effect they may have upon the proposed transaction. However, the Company remains confident that the transaction will ultimately be approved and completed.

The preceding completed and pending acquisitions were, or will be, initially financed through short-term bank borrowings and commercial paper. The Company refinances portions of these short-term borrowings on a long-term basis as market opportunities arise. With respect to international acquisitions, the Company has financed, or intends to finance, the acquisitions in local currency (or alternatively to execute currency swaps) to eliminate exposure to fluctuating currencies on the Company's acquisition cost.

                        COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note D - Long-Term Debt

Long-term debt, including current maturities, consists of the following (in millions):

                                          September 27,  December 31,
                                              1996          1995
                                          -------------  ------------
Commercial Paper:
  Amounts designated under foreign
    currency swaps..................        $   428       $     -
  Other commercial paper............          1,117           777
                                            -------       -------
                                              1,545           777
Foreign denominated bank loans......            423             -
6.50% Notes, due 1997...............            300           300
7.00% Notes, due 1999...............            200           200
7.875% Notes, due 2002..............            500           500
8.00% Notes, due 2005...............            250           250
8.50% Debentures, due 2012..........            250           250
8.75% Debentures, due 2017..........            142           154
8.35% Zero Coupon Notes, due 2020
  (net of unamortized discount of
  $1,655)...........................            278           261
8.00% and 8.50% Debentures, due
  2022..............................          1,000         1,000
6.75% Debentures, due 2023..........            250           250
Additional debt.....................            289           259
                                            -------       -------
                                            $ 5,427       $ 4,201
                                            =======       =======

The Company's commercial paper program is supported by a $1 billion revolving bank credit agreement maturing in December 1999 and $1 billion of short-term credit facilities. An aggregate $1.5 billion of commercial paper supported by these agreements was outstanding at September 27, 1996. The weighted average interest rate of borrowings under the commercial paper program at September 27, 1996 was 5.5% per annum.

The Company has swapped approximately $428 million of its commercial paper borrowings to French francs and Belgian francs. The currency swaps exchanged U.S. dollars into 1.8 million French francs and 2.1 billion Belgian francs. The Company intends to renew these 30-day swap agreements as they expire.

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

Note D - Long-Term Debt (continued)

The Company's foreign denominated bank loans represent credit facilities aggregating $627 million available with French and Belgian banks. Loans under these facilities are for renewable periods not to exceed 12 months. The weighted average interest rate of borrowings under these credit facilities at September 27, 1996 was 3.6%.

In October 1996, the Company issued $300 million of 7% debentures due October 1, 2026 and $300 million of 6.7% debentures due October 15, 2036. Holders of the debentures may require the Company to repurchase all or a portion of the debentures after ten and seven years, respectively. The funds from these debentures were used to refinance commercial paper. After these debt issues, the Company has available for issuance an additional $921 million in debt securities under a shelf registration statement with the Securities and Exchange Commission.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to September 27, 1996 are as follows: 1997 - $782 million; 1998 - $310 million; 1999 - $7 million; 2000 - $1,206 million; and 2001 - $3 million.

Note E - Preferred Stock

The Company issued 929,635 of 1,110,000 authorized shares of voting convertible preferred stock, Ouachita Series A ("Series A"), and issued 95,955 of 350,000 authorized shares of voting convertible preferred stock, Ouachita Series B ("Series B"), to facilitate the acquisition of Ouachita in February 1996. Series A and Series B each have stated values of $150 per share and convert to common stock no later than two years from date of issuance under specific conversion ratios applicable independently to each series. Series A pays quarterly dividends equaling 4% annually. Series B does not pay dividends. During the third quarter of 1996, 54,095 shares of Series A preferred stock were converted into 236,382 shares of common stock. During the second and third quarters of 1996, 95,938 shares of Series B preferred stock were converted into 555,027 shares of common stock. The increase to paid-in capital resulting from the difference between the recorded value of the converted preferred stock and the cost of treasury stock issued was approximately $10 million.

The Company issued 1,000,000 shares of nonvoting convertible preferred stock with a stated value of $35 per share to facilitate the 1993 acquisition of the Coca-Cola Bottling Company of Northeast Arkansas, Inc. During the third quarter of 1996, all outstanding shares of this preferred stock issue were converted into 1,000,000 shares of common stock. The increase to paid-in capital resulting from the difference between the recorded value of the converted preferred stock and the cost of treasury stock issued was approximately $14 million.

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note F - Income Taxes

The  Company's effective tax rates for the first nine months  of  1996 and 1995 were 41% and 43%, respectively. The decrease in the 1996 effective tax rate in the third quarter, from 42% for the first six months to 41% for the first nine months, primarily results from lower income tax rates applicable to the combined French and Belgian operations. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                            Nine months ended
                                      ------------------------------
                                      September 27,    September 29,
                                          1996             1995
                                      -------------    -------------

Statutory expense - 35%...........        $ 62             $ 53
State expense, net of federal
  benefit.........................          11               10
Foreign benefit...................          (1)               -
Other, net........................           2                2
                                          ----             ----
                                          $ 74             $ 65
                                          ====             ====

Note G - Stock Options and Other Stock Plans

An aggregate 152,728 and 479,645 shares of common stock were issued during the third quarter and first nine months of 1996, respectively, from the exercise of stock options under the Company's various stock option plans.

The Company's 1996 stock option awards included performance-vested options granted to certain senior executives and service-vested options for other executives and management employees. All options were granted at an exercise price equal to the fair market value on grant date and expire ten years from the date of grant. Performance-vested options vest solely upon attainment of certain increases in the Company's common stock within five years from the date of grant. At September 27, 1996, an aggregate 256,720 shares are exercisable under performance-vested option awards. Service-vested options vest ratably over a three-year period. An aggregate 1,283,600 performance-vested options and 636,700 service-vested options with an option price of $27.06 were granted in the first quarter of 1996.

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

Note G - Stock Options and Other Stock Plans (continued)

In the first quarter of 1996, the Company made grants of 1,085,000 shares of common stock to certain key senior executives of the Company under the 1996 restricted stock awards program. The 1996 stock awards vest only upon attainment of stated increases in the market price of the Company's common stock within five years from the date of grant and continued employment for a period of up to five years after the performance criteria is met. In third-quarter 1996, the stock performance criteria for 217,000 shares awarded under this grant was achieved. These stock awards were multiple-year awards, therefore, these executives will not receive restricted stock awards in 1997.

An   aggregate   42,710  restricted  shares,  awarded  under   various
restricted stock award plans of the Company, were forfeited during the first nine months of 1996 and returned to treasury stock.

Note H - Share Repurchase Program

The Company repurchased 6,578,300 shares of common stock during the first nine months of 1996, completing its August 1994 10 million share repurchase program. The aggregate cost of these repurchased shares was $183 million. On April 11, 1996, the Board of Directors approved an additional share repurchase program for up to 10 million shares of the Company's common stock. There have been no repurchases under this program.

Note I - Geographic Segment Information

The Company operates in principally one industry segment; the marketing, distribution, and production of bottle and can beverage products. On September 27, 1996, the Company operated in 41 states, the District of Columbia, the U.S. Virgin Islands, and the Islands of Tortola and Grand Cayman (collectively referred to as "Domestic" territories), and the Netherlands, France, and Belgium (collectively referred to as "European" territories).

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note I - Geographic Segment Information (continued)

Prior to the third quarter 1996 French and Belgian acquisition, the Company's operations in geographic areas outside the United States were not significant. There were no material amounts of sales or transfers among geographic areas and no material amounts of United States export sales. Selected information by geographic territory as of and for the nine months ended September 27, 1996 follows (in millions):

                            Domestic    European(a)    Combined
                            --------    -----------    --------

Net operating revenues       $5,340       $  463       $ 5,803
Operating income (b)         $  355       $   78       $   433
Identifiable assets          $9,554(c)    $1,823       $11,377
Capital expenditures         $  423       $   33       $   456
Depreciation and
  amortization               $  418       $   34       $   452

(a) European information presented includes short periods for entities acquired in 1996 and, therefore, is not indicative of full year results.
(b) Domestic operating income is net of corporate expenses. European operations have not been reduced by corporate overhead allocations.
(c) Includes approximately $307 million of certain corporate assets maintained for general purposes, principally cash and cash equivalents, fixed assets, deferred taxes, and other deferred costs.

Note J - Contingencies

The Company purchases substantially all of its PET (plastic) bottles from manufacturing cooperatives and other entities involved in the manufacture of plastic bottles. The Company has guaranteed payment of up to $243 million of indebtedness owed by these manufacturing
cooperatives  to  third  parties.   At  September  27,   1996,   these
cooperatives had $157 million of indebtedness guaranteed by the Company. The Company has also provided letters of credit principally in connection with self-insurance programs aggregating $102 million.

The  Company  incurs costs for the required removal,  replacement,  or modification of underground fuel storage tanks, along with any required soil and groundwater remediation resulting from leaking tanks. Ongoing environmental compliance costs, including routine maintenance, monitoring, and similar costs, are not significant. The Company also incurs costs on other environmental programs encompassing materials discharge and waste water treatment. The Company believes any amount it may be required to pay in excess of amounts provided for these costs would not have a material adverse impact on its financial position, cash flows, or results of operations.

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


Note J - Contingencies (continued)

The Company has been named as a potentially responsible party ("PRP") for the costs of remediation of hazardous waste at certain federal and state Superfund sites. The Company believes that any ultimate Superfund liability under these PRP designations will not have a material adverse effect on its financial position, cash flows, or results of operations. At September 27, 1996, there were five federal sites for which the Company's involvement or liability as a PRP was unresolved. In addition, there were 17 other federal and six state sites for which it has been concluded that the Company either had no responsibility, the ultimate liability amounts would be less than $100,000, or payments made to date by the Company would be sufficient to satisfy all liability of the Company. Under current law, the Company's liability for clean-up of Superfund sites may be joint and several with other PRPs regardless of the extent of the Company's use in relation to other users. As to any site where the Company may be liable, the Company has determined that there are other PRPs who are financially solvent as well, and that any hazardous waste deposited by the Company is minimal when compared to amounts deposited by financially solvent PRPs.

In the first quarter of 1996, the Company received a settlement totaling $10 million ($0.05 per common share after taxes) from claims against certain suppliers. The amount of the settlement award is included as a reduction of cost of sales.

Part I.  Financial Information
Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


                           BUSINESS STRATEGY

Summary

To ensure a continued focus on building share owner value, we have clearly defined our objectives and strategies. Our primary operating objective is to increase long-term operating cash flows through profitable increases in sales volume. We plan to achieve our operating objective through the continued implementation and execution of the following strategies:

     - Creating and executing innovative and superior marketing programs at the local level.
     - Balancing volume growth with improved margins and sustainable increases in market share.
     - Developing profitable business partnerships with our customers.
     - Increasing our investment in high-profit, high-volume distribution channels.
     - Providing financial incentives to our employees which increase their focus on enhancing share owner value.
     - Integrating our significant international and domestic acquisitions.

Our primary financial objective is to deliver a superior investment return to our share owners. We plan to achieve this objective through the continued implementation and execution of the following strategies:

     - Maintaining a capital structure which maximizes our financial flexibility, given current investment opportunities.
     -    Identifying  and acquiring  territories that will result
          in long-term value.
     - Allocating resources appropriately between capital expenditures, infrastructure investment, share repurchases, acquisitions, and debt repayment.


            INTERNATIONAL EXPANSION AND OTHER ACQUISITIONS

Increasing our presence in high-growth, high-potential international markets is one of our strategies to achieve the Company's primary goal of enhancing share owner value. We believe our local market driven operating philosophy and our decentralized operating structure are transportable outside the United States. Our pending acquisition in Great Britain, combined with our current operations in the Netherlands, France, Belgium, and the United States, enhances our position as a leader in the worldwide liquid nonalcoholic refreshment business. The Company's completed and pending acquisition activity for 1996 is summarized below.

Completed Transactions

On July 26, 1996, we acquired The Coca-Cola Company's bottling and canning operations in France and Belgium for a transaction value (purchase price and assumed debt) of approximately $915 million. These franchise territories encompass most of France and all of Belgium. The entities acquired were Coca-Cola Beverages S.A. (French bottler), Coca-Cola Production S.A. (French canner), and S.A. Beverage Sales Holding N.V. (owner of the Belgian bottler). In 1995, the French bottler sold 158 million unit cases and the Belgian bottler sold 94 million unit cases. On a pro forma basis, net operating revenues for 1995 were approximately $1.2 billion.

Additionally, on August 12, 1996, we acquired Coca-Cola Bottling Company West, Inc. and a related company, Grand Forks Coca-Cola Bottling Co. (collectively "Coke West"), and in February 1996, we acquired Ouachita Coca-Cola Bottling Company, Inc. ("Ouachita"). Coke West operates franchise territories in portions of Montana, Wyoming, North Dakota, South Dakota, and Minnesota, while Ouachita operates in portions of Arkansas, Louisiana, and Mississippi. In 1995, Coke West generated pro forma net operating revenues of $112 million on case sales of 23 million unit cases and Ouachita generated pro forma net operating revenues of approximately $172 million on case sales of 42 million unit cases.

Pending Transactions

On August 9, 1996, the Company signed an agreement to purchase Coca-Cola & Schweppes Beverages Limited ("CCSB") from The Coca-Cola Company and Cadbury Schweppes plc for an aggregate transaction value (purchase price, assumed debt, and other long-term obligations) of approximately 1.2 billion British pounds. CCSB produces and distributes beverage products of The Coca-Cola Company and Cadbury Schweppes plc in England, Scotland, and Wales.

On September 13, 1996, the European Commission (the "Commission") announced a second phase investigation of this proposed transaction under merger regulations of the common market. The Commission has until January 29, 1997 to make a final decision. The Company believes that the Commission's Merger Task Force will issue a Statement of Objections to the proposed acquisition before the end of November 1996, to which the Company and the other parties to the proposed acquisition will respond. The Statement of Objections could, under some circum-stances, result in modifications to the terms of the transaction to resolve issues raised by the staff, but, the Company is unable to predict what effect they may have upon the proposed transaction. However, the Company remains confident that the transaction will ultimately be approved and completed.

On   November  6,  1996, the  Company  announced  that  it  has  ended negotiations  to acquire Nora Beverages, Inc.  The Company  expects  to
continue   distributing  Naya  products  under  existing  distribution
arrangements.   The  Company  had  been  in  discussions  with  Nora's
majority share owner since the signing of a letter of intent on July 17, 1996.

                           OPERATIONS REVIEW

Overview

The most meaningful comparison of operating results adjusts for the impact of acquisitions and excludes one-time items. Accordingly, "comparable" results in the following discussions represent the following:

  *  1996 operating results adjusted (i) to exclude the impact of
     the French  and Belgian acquisition,   and  (ii) to  exclude
     the favorable claims settlement in first-quarter 1996.

  * 1995 operating results adjusted (i) to include the pro forma impact of the Coke West and Ouachita acquisitions, as if the acquisitions occurred in the same period of 1995 as compared to 1996, and (ii) to exclude a gain from the sale of The Coca-Cola Bottling Company of the Mid South in first-quarter 1995.

Comparable cash operating profit margins expanded or remained stable during the third quarter and first nine months of 1996 when compared to the same periods of 1995. These results reflect strong, broad-based volume growth, higher net revenues per case, decreased cost of sales per case, and a lower effective tax rate. Third-quarter reported 1996 net income per common share of $0.29 increased 7% over third-quarter reported 1995 net income per common share of $0.27.

The results of the French and Belgian acquisition did not materially affect reported third-quarter 1996 net income, however, these acquisitions are expected to be dilutive to fourth quarter reported earnings by approximately $0.05 per common share.

Cash Operating Profit

Comparable cash operating profit (operating income before deductions for depreciation and amortization expense and after adjustments for acquisitions and nonrecurrring items) is one of the key standards by which management measures the Company's operating performance. This measure is provided as a supplement to, and not as an alternative to, operating income as an indicator of operating performance, and cash flows from operating activities as a measure of liquidity, each as determined in accordance with generally accepted accounting principles.

Depreciation  is  the  expense associated  with  capital  asset  costs recognized over the estimated period of benefit. Amortization is comprised principally of expense associated with deferred costs on acquisition franchise assets, non-cash unearned equity compensation on executive and management incentive plans, capitalized leases and leasehold improvements, and intangible assets associated with cash payments being recognized over the anticipated period of benefit.

Reported and comparable cash operating profit for the third quarter of 1996 increased 19% and 9%, respectively, over the third quarter of 1995. Reported and comparable cash operating profit for the first nine months of 1996 increased 16% and 9%, respectively, over the same prior-year period. We expect our comparable and reported cash operating profit growth to be at least 9% and 15%, respectively, for full-year 1996.

Net Operating Revenues -- Volume and Price

Third-quarter and nine-month 1996 reported net operating revenues increased 19% and 13%, respectively, over the same prior-year periods. Reported third-quarter 1996 revenue growth resulted from the revenues of third-quarter 1996 acquisitions as reflected in the increase in reported bottle and can volume of 15% and an increase in reported net revenues per case of 4%.

Nine-month 1996 physical case bottle and can volume exceeded reported nine-month 1995 results by 11.5% and nine-month 1996 bottle and can net revenues per case exceeded the same prior-year period by 2.5%.
Net revenues per case growth is primarily a result of favorable product, package, and channel mix trends.

"Constant territory" physical case volume is defined as prior-year results adjusted to include volume of all acquired companies for the same periods in 1995 as those that the entities were owned in 1996. Constant territory third-quarter 1996 bottle and can physical case volume increased 3.5% from third-quarter 1995; resulting from a 4.5% domestic increase, net of a 6.5% international decrease. The decrease in international constant territory volume primarily reflects the wet and cold summer weather conditions in Europe during 1996 as compared to the hot and dry summer conditions of 1995. The nine-month constant territory bottle and can physical case volume increased 6% over the nine-month 1995 volume resulting from a domestic growth of 6.5% and a decline in international volume of 1%.

Cost of Sales

The relationships of reported cost of sales per case comparisons are significantly impacted by the French and Belgian acquisition in the third quarter of 1996. Excluding foreign operations, domestic bottle and can cost of sales per case decreased by 3% and 1/2%, respectively, in the third quarter and first nine months of 1996 from the same prior-year periods, primarily a result of favorable packaging costs. Including foreign operations, third-quarter 1996 reported bottle and can cost of sales per case increased 1% from third-quarter 1995 and nine-month 1996 reported bottle and can cost of sales per case increased from nine-month 1995 levels by 1/2%.

Selling, General and Administrative Expenses

Reported selling, general and administrative expenses increased 30% and 19%, respectively, in the third quarter and first nine months of 1996, as compared to the same periods in 1995. Reported third-quarter increases in selling, general, and administrative expenses are impacted by third-quarter 1996 acquisitions. Selling, general and administrative expenses as a percent of net operating revenues increased from 28% of revenues in the third quarter of 1995 to 30% of revenues in the third quarter of 1996; and from 29% of revenues in the first nine months of 1995 to 31% of revenues in the first nine months of 1996. This increase partially results from incremental stock-performance related compensation and benefits expenses of approximately $19 million. The $19 million incremental expense results from the Company's performance-based restricted stock and stock option plans primarily due to the Company's 70% year to date 1996 stock price growth, including a 32% third-quarter increase. Of the $19 million incremental selling, general, and administrative expenses, $11 million represents non-cash amortization which has no impact on cash operating profit or cash flows. The remaining $8 million is a reduction in cash operating profit. Currently, we are evaluating financial tools to minimize future expenses associated with these plans.

Interest Expense

Third-quarter and nine-month net interest expense increased from 1995 levels by 10% and 4%, respectively, reflecting higher average debt balances due to the 1996 acquisitions. Given the current rate environment, we anticipate that net interest expense will increase approximately 10% for full-year 1996 when compared to 1995 due to higher debt balances resulting from the Ouachita, Coke West, and French and Belgian acquisitions along with share repurchase activity. The weighted average interest rate for the first nine months of 1996 was 7.3% compared to 7.5% for the same period in 1995.

Income Taxes

The Company's effective tax rate for the first nine months of 1996 was 41% as compared to 43% for the same period in 1995. The decrease in the 1996 effective tax rate is primarily a result of lower income taxes on the French and Belgian combined operations and expectations for higher full-year pre-tax earnings in 1996 when compared to expectations in third-quarter 1995. Inclusion of the French and Belgian combined operations for a full year in 1997 may further reduce the effective tax rate dependent upon the actual results of these entities as compared to the results of the remainder of the Company.

                    CASH FLOW AND LIQUIDITY REVIEW

Capital Resources

Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. In addition to our operating cash flows, we believe that adequate long-term and short-term capital resources are available to satisfy our capital expenditure, acquisition, and share repurchase programs, along with scheduled debt maturities, interest payments, income tax obligations, and share owner dividends.

Long-term Capital Resources: In October 1996, the Company issued $300 million of 7% debentures due October 1, 2026 and $300 million of 6.7% debentures due October 15, 2036. Holders of the debentures may require the Company to repurchase all or a portion of the debentures after ten and seven years, respectively. After these debt issues, we have available for issuance an additional $921 million in debt securities under a shelf registration statement with the Securities and Exchange Commission. We are in the process of evaluating various long-term financing alternatives that are available to us in the debt and equity securities markets.

Short-term Capital Resources: We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper program and bank borrowings. Our commercial paper program is supported by a $1 billion revolving bank credit agreement maturing in December 1999 along with short-term credit facilities totaling $1 billion. An aggregate $1.5 billion of commercial paper borrowings supported by these agreements was outstanding at September 27, 1996. The Company intends to refinance a portion of its commercial paper borrowings on a long-term basis. In addition to commercial paper, we also have additional availability for short-term financings through bank borrowings and the debt securities markets.

We anticipate that the pending acquisition will be initially financed through a combination of short-term bank borrowings and the issuance of commercial paper. The Company refinances portions of its short-term borrowings on a long-term basis as market opportunities arise. With respect to international acquisitions, the Company has financed, or intends to finance, all of the acquisition cost in the local currency of each respective company, or alternatively, to execute
foreign   currency  swaps  on  U.S.  dollar  financings  to  eliminate
exposure  to   fluctuating  currencies  on   the   Company's   initial
acquisition cost. In the forseeable future, management intends to reinvest cash flows from international operations in those operations and, therefore, has elected not to hedge the accounting translation risk of future cash flows.

Summary of Cash Activities

Cash and cash equivalents increased $18 million during the first nine months of 1996. Our principal sources of cash consisted of those provided from operations of $701 million, and the issuance of debt aggregating $768 million. Our primary uses of cash were capital expenditures totaling $456 million, share repurchases aggregating $183 million, and the acquisitions of Ouachita, Coke West, and the French and Belgian bottlers for a cash cost, net of assumed debt, of $681 million.

Operating Activities: Net cash derived from operating activities increased in the first nine months of 1996 when compared to the first nine months of 1995 primarily due to our operating performance. The higher depreciation expense in 1996 results from the effects of increased capital spending and 1996 acquisitions. Increased amortization expense primarily reflects increased franchise amortization from acquisitions and accelerated amortization of stock performance-based employee benefit plan costs.

Investing Activities: Our capital asset investments increased when compared to the first nine months of 1995. We continue to expect full-year 1996 capital expenditures to be approximately $650 million for
owned   operations  at  the  end  of  third-quarter  1996.    If   the
acquisition of CCSB is finalized prior to the end of 1996, this acquisition is not expected to have a significant impact on 1996 capital expenditures.

Since inception, the Company has spent approximately $8 billion to acquire bottling operations. The Company has a pending acquisition totaling an estimated $2 billion. We will continue to acquire domestic and international bottling operations under a disciplined acquisition strategy of only acquiring businesses which offer us opportunities to implement our operating strategies, achieve our desired rates of return, and increase share owner value over the long-term.

Financing Activities: During the first six months of 1996, we repurchased 6,578,300 shares of common stock for a total cost of $183 million, completing our August 1994 share repurchase program. On April 11, 1996, the Board of Directors approved a new 10 million share common stock repurchase program. There have been no repurchases under this new program. The timing of share repurchases are dependent upon a balancing of cash resource uses and market conditions. Repurchased shares will be available for general corporate purposes including acquisition financing and the funding of employee benefit plans.

                          FINANCIAL POSITION

Trade accounts receivable, inventories, and accounts payable and accrued expenses at September 27, 1996 increased from December 31, 1995 principally because of the seasonal nature of our business. The increase in franchise and deferred income taxes results from the acquisitions of the Ouachita, Coke West, and French and Belgian bottlers. The increase in property, plant and equipment results primarily from capital expenditures in the first nine months of 1996 and the acquisitions of the Ouachita, Coke West, and French and Belgian bottlers. The increase in long-term debt results from acquisitions along with share repurchases in first-quarter 1996. The decrease in the cumulative translation adjustment results from an increase in the value of the dollar against the Dutch florin and the results of the France and Belgium currency translation in third-quarter 1996.

Part II. Other Information
Item 1.  Legal Proceedings

On September 13, 1996, the European Commission (the "Commission") announced that it was opening a second phase investigation of the Company's proposed acquisition of CCSB, under the merger regulations of the common market. The Commission has until January 29, 1997 to make a final decision. The Company believes that the Commission's Merger Task Force will issue a Statement of Objections to the proposed acquisition before the end of November 1996, to which the Company and the other parties to the proposed acquisition will respond. The Statement of Objections could, under some circumstances, result in modifications to the terms of the transaction to resolve issues raised by the staff, but, the Company is unable to predict what effect they may have upon the proposed transaction. However, the Company remains confident that the transaction will ultimately be approved and completed.

In October 1996, the Environmental Protection Agency named Florida Coca-Cola Bottling Company ("Florida CCBC") as one of the 20 potentially responsible parties to conduct the cleanup of the Wingate Road Incinerator Landfill, a former municipal waste disposal site (and now Federal Superfund site) in Fort Lauderdale, Florida. The total investigative and clean-up costs have been estimated at $18 million. Based on Florida CCBC's volume of waste allegedly contributed to the site, it could be assessed with a share of the clean-up costs, estimated to be approximately $200,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits  (numbered  in  accordance  with Item 601 of Regulation
     S-K):

Exhibit                                           Incorporated by Reference
Number               Description                      or Filed Herewith
-------    ---------------------------------      -------------------------

12         Statements regarding computations      Filed Herewith
            of ratios

27         Financial Data Schedule                Filed Herewith

(b)  Reports on Form 8-K:

During the third quarter of 1996, the Company filed the following current reports on Form 8-K:

Date of Report                          Description
--------------      --------------------------------------------------
July 16, 1996       Condensed  Consolidated Statements  of  Operations
                    (unaudited) of the Company, filed on July 17, 1996, reporting financial results for the second quarter of 1996

July 17, 1996       Press  release announcing the signing of a  letter
                    of intent to acquire Nora Beverages, Inc.

July 26, 1996       Press  release  announcing the completion  of  the
                    acquisition of bottling and canning operations in France and Belgium

July 26, 1996       Amendment to  item  7 of  8-K dated July 26, 1996,
                    filed on August 12, 1996, to include financial statements of businesses acquired and pro forma financial information

September 25, 1996  Filing  of  underwriting agreement dated September
                    25, 1996 among registrant and Morgan Stanley & Lehman Brothers and form of the debentures

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COCA-COLA ENTERPRISES INC.
                                       (Registrant)



Date:  November 12, 1996               /s/John R. Alm
                                       -----------------------------
                                       John R. Alm
                                       Senior Vice President and
                                       Chief Financial Officer



Date: November 12, 1996                /s/ O. Michael Whigham
                                       ------------------------------
                                       O. Michael Whigham
                                       Vice President and Controller
                                       (Principal Accounting Officer)