Form 10-K
period 1996-12-31
COCA COLA ENTERPRISES INC
filed 1997-03-10
CIK 804055

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant as of February 21, 1997 was $3,538,829,156.

     There were 125,806,395 shares of Common Stock outstanding as of February 21, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Share Owners for the year ended December 31, 1996, are incorporated by reference in Parts II and IV.

     Portions of the registrant's Proxy Statement for the Annual Meeting of Share Owners to be held on April 21, 1997 are incorporated by reference in Part III hereof.
================================================================================

                               TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I
           ITEM 1.      BUSINESS....................................................    1
                        Introduction................................................    1
                        Relationship with The Coca-Cola Company.....................    2
                        Acquisitions................................................    2
                        Territories.................................................    3
                        Products....................................................    4
                        Marketing...................................................    5
                        Raw Materials...............................................    5
                        Domestic Bottle Contracts...................................    6
                        International Bottler's Agreements..........................    9
                        Competition.................................................   11
                        Employees...................................................   12
                        Governmental Regulation.....................................   12
                        Financial Information on Industry Segments and Geographic
                               Areas................................................   14
           ITEM 2.      PROPERTIES..................................................   14
           ITEM 3.      LEGAL PROCEEDINGS...........................................   15
           ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   16
           ITEM 4(A).   EXECUTIVE OFFICERS OF THE COMPANY...........................   17
PART II
           ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                          STOCKHOLDER MATTERS.......................................   19
           ITEM 6.      SELECTED FINANCIAL DATA.....................................   19
           ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS.................................   19
           ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   19
           ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                          AND FINANCIAL DISCLOSURE..................................   20
PART III
           ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   20
           ITEM 11.     EXECUTIVE COMPENSATION......................................   20
           ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT................................................   20
           ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   20
PART IV
           ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                          8-K.......................................................   21
                        SIGNATURES..................................................   28

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Coca-Cola Enterprises Inc. (the "Company") is in the liquid nonalcoholic refreshment business and is the world's largest marketer, distributor and producer of bottled and canned beverage products of The Coca-Cola Company. The Company's bottling territories are located in the United States, Great Britain, France, Belgium and the Netherlands.

     The Company was incorporated in Delaware in 1944 as a wholly owned subsidiary of The Coca-Cola Company and became a public company in 1986. At December 31, 1996, The Coca-Cola Company owned approximately 44.9% of the Company's common stock. References in this report to the "Company" include the Company and its subsidiaries and divisions.

     The Company's domestic and international bottling territories (see "Territories" below), contained approximately 282 million people at the end of 1996. Throughout the Company's bottling territories, sales of beverage product totaled approximately 2.7 billion equivalent cases(1) in 1996. As used in the description of the business of the Company, and unless the context indicates otherwise, the population within bottling territories and sales information are reported as if all companies acquired during 1996 and through February 1997 had been owned at January 1, 1996.

Bottling Operations

     In the United States, the Company operates in exclusive and perpetual territories containing approximately 55% of the population of the United States. In Europe, the Company's territories include all of the Netherlands, Belgium, Great Britain and most of France. (See "Territories" and "International Bottler's Agreement" below.)

     Management estimates that 1996 total case sales of all beverage products were approximately 1.9 billion equivalent cases within the Company's territories in the United States and approximately 766 million equivalent cases in its European territories.

     In 1996 approximately 88% of the equivalent case sales of the beverage products sold throughout the Company's territories worldwide were produced and sold under licenses from The Coca-Cola Company.

Strategy

     The Company's primary operating objective is to increase long-term operating cash flows through profitable increases in sales volume. The Company plans to achieve its operating objective through the continued implementation and execution of the following strategies:

        - creating and executing innovative and superior marketing programs at the local level;

        - balancing volume growth with improved margins and sustainable increases in market share;

        - developing profitable business partnerships with customers;

        - integrating its international and domestic acquisitions; and

        - structuring compensation plans to help focus its employees on enhancing share-owner value.

---------------

(1) As used in this report, the term "equivalent case" refers to 192 ounces of finished beverage product (24 eight-ounce servings).

     The Company's primary financial objective is to deliver a superior investment return to share owners. The Company strives to achieve this objective through the continued implementation and execution of the following strategies:

        - allocating resources appropriately between capital expenditures, infrastructure investment, share repurchases, acquisitions and debt repayment;

        - maintaining a capital structure which maximizes financial flexibility, given current investment opportunities; and

        - continuing to evaluate acquisition opportunities that will result in long-term value.

RELATIONSHIP WITH THE COCA-COLA COMPANY

     The Coca-Cola Company is the Company's largest share owner. The Chairman of the Board of Directors and three other directors of the Company are executive officers or former executive officers of The Coca-Cola Company.

     The Company and The Coca-Cola Company are parties to a number of significant transactions and agreements incident to their respective businesses and may enter into additional material transactions and agreements in the future.

     The Company conducts its business primarily under contracts with The Coca-Cola Company. These contracts give the Company the exclusive right to market, distribute, and produce beverage products of The Coca-Cola Company in authorized bottles and cans in specified territories and provide The Coca-Cola Company with the ability, in its sole discretion, to establish prices, terms of payment, and other terms and conditions for the purchase of concentrates and syrups from The Coca-Cola Company. See "Domestic Bottle Contracts" and "International Bottler's Agreements" below. Other significant transactions and agreements include arrangements for cooperative marketing, advertising expenditures, and purchases of sweeteners.

     Since 1979, The Coca-Cola Company has assisted in the transfer of ownership or financial restructuring of a majority of its United States bottler operations and has assisted in similar transfers of bottlers operating outside the United States. Certain bottlers and interests therein have been acquired by The Coca-Cola Company, and certain of those have been sold to bottlers, including the Company, which are believed by management of The Coca-Cola Company to be the best suited to manage and develop these acquired operations. The Coca-Cola Company has advised the Company that it may continue this reorganization of its bottler system. See "Acquisitions" below and "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola Company" in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 21, 1997 (the "Company's 1997 Proxy Statement"), which information is incorporated by reference in Item 13 hereof.

ACQUISITIONS

     On February 21, 1996, the Company acquired the Ouachita Coca-Cola Bottling Company, Inc. (the world's first Coca-Cola bottler), having territories in Arkansas, Louisiana and Mississippi, for a transaction value (purchase price and issued and assumed debt) of approximately $313 million, which was paid to the former shareholders in cash, common stock and convertible preferred stock of the Company.

     On July 26, 1996, the Company acquired the bottling and canning operations of The Coca-Cola Company in France and Belgium for a transaction value (purchase price and assumed debt, net of cash acquired) of approximately $915 million.

     On August 12, 1996, the Company acquired Coca-Cola Bottling Company West, Inc. and Grand Forks Coca-Cola Bottling Co. for a transaction value (purchase price and assumed debt) of $158 million. These companies operate in a franchise territory which includes parts of Minnesota, Montana, North Dakota, South Dakota and Wyoming.

     On February 10, 1997, the Company acquired Coca-Cola & Schweppes Beverages Limited, the bottler for Great Britain, for a transaction value (purchase price, assumed debt and other long-term obligations) of approximately 1.2 billion pounds sterling, or approximately $2 billion.

     The total cost of all of the Company's acquisitions since reorganization in 1986 through the date of this report is $9.2 billion including assumed and issued debt where applicable. The Company intends to acquire only bottling businesses offering the Company the ability to produce long-term share-owner value.

TERRITORIES

     The Company's bottling territories in the United States include portions of 41 states and all of the District of Columbia. At December 31, 1996, these territories contained approximately 146 million people, representing approximately 55% of the United States population.

                                   [Paste up]
                            [map of U.S. territory]

     The bottling territories for the Company's European operations consist of Great Britain, the Netherlands, Belgium, and most of France. The aggregate population of these territories was approximately 136 million people at December 31, 1996.

                                   [Paste up]
                          [map of European territory]

PRODUCTS

     Within its domestic territories the Company markets, distributes and produces beverage products of The Coca-Cola Company; these products include Coca-Cola, Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Sprite, diet Sprite, Cherry Coke, diet Cherry Coke, Barq's, Fanta, Fresca, Fruitopia, Mello Yello, Minute Maid juices, Hi-C fruit drinks, Mr. PiBB, POWERaDE, Surge, and TAB. Additionally, the Company markets, distributes and produces (or obtains from contract packers) Nestea products, under license from Coca-Cola Nestle Refreshments Company, USA, and various noncola beverage products under the trademarks of companies other than The Coca-Cola Company. Substantially all of the beverages bearing the trademark "Coca-Cola" or "Coke" (the "Coca-Cola Trademark Beverages") as well as TAB, Sprite and Minute Maid juices, are available throughout the Company's domestic territories. Other products of The Coca-Cola Company and of other companies, including products of Dr Pepper/Seven-Up, Inc., are available in selected territories. Certain of the Company's locations supply products to other Coca-Cola bottlers and major fountain accounts.

     Major products marketed and distributed by the Company in its European territories include Aquarius, Bonaqua, Buxton Mineral Water, caffeine free Coca-Cola, caffeine free Coca-Cola light, Canada Dry, Cherry Coke, Coca-Cola, Coca-Cola light, Cresta flavors, diet Coke, Dr Pepper, Fanta, Finley, Five Alive, Fruitopia, Kia-Ora, Kinley, Lilt, Minute Maid juices, Nestea, Oasis, Perrier Mineral Water, Roses, Schweppes, Schweppes Lemonade, Schweppes Mixers, Schweppes Traditionals, Sprite, and Sprite light.

     The Coca-Cola Company and other companies manufacture syrups and concentrates, and in some cases the finished product, for sale to bottlers and to fountain wholesalers. The Company's bottling and canning operations combine the syrup or concentrate with sweetener and carbonated water, and package the finished product in authorized containers for sale and direct store delivery to retailers. See "Marketing" and "Raw Materials" below.

     Approximately 72% of the Company's domestic equivalent case sales in 1996 (excluding post-mix) represented caloric products and the balance represented low-calorie products. "Post-mix" (sometimes called fountain syrup) is syrup which is mixed with water and carbon dioxide at the time it is being dispensed in open containers, such as cups, for immediate consumption.

MARKETING

     The Company sells its products in a variety of packages authorized by The Coca-Cola Company and other companies. In 1996, domestic and international equivalent case sales of the Company, excluding post-mix syrup sales, were packaged approximately 49% in cans, 45% in other nonrefillable packaging, 5% in returnable containers, and 1% in pre-mix containers. Post-mix syrup accounted for approximately 12% of the Company's equivalent case sales in 1996.

     The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and the other beverage companies that supply concentrates, syrups, and finished products to the Company join in making substantial advertising expenditures in all major media to promote sales in the local areas served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to continue to provide marketing support in 1997, it is not obligated to do so under either the domestic or international bottle contracts, except as otherwise specifically committed. See "Domestic Bottle Contracts" and "International Bottler's Agreements" below.

     Sales of the Company's products are seasonal, with the second and third calendar quarters accounting for higher sales volumes than the first and fourth quarters. The addition of the international bottling territories in Great Britain, France and Belgium will result in more volatility in sales volume because of the higher sensitivity of European consumption to weather conditions.

RAW MATERIALS

     In addition to concentrates, sweeteners, and finished product, the Company purchases carbon dioxide, glass and plastic bottles, cans, closures, post-mix packaging (such as plastic bags in cardboard boxes), and other packaging materials. The Company generally purchases its raw materials, other than concentrates, syrups, and sweeteners, from multiple suppliers. The domestic and international bottle contracts with The Coca-Cola Company provide that, with respect to the products of The Coca-Cola Company, all authorized containers, closures, cases, cartons, and other packages and labels must be purchased from manufacturers approved by The Coca-Cola Company.

     High fructose corn syrup currently is the principal sweetener used by the Company in the United States for the beverage products, other than low-calorie products, of The Coca-Cola Company. The Company and The Coca-Cola Company have entered into arrangements for the purchase by the Company from The Coca-Cola Company of substantially all of the Company's 1997 requirements for sweeteners in the United States. See "Certain Relationships and Related
Transactions -- Agreements and Transactions with The Coca-Cola
Company -- Sweetener Requirements Agreement" in the Company's 1997 Proxy Statement, which information is incorporated by reference in Item 13 hereof. The Company does not separately purchase low-calorie sweeteners because sweeteners for the low-calorie beverage products of The Coca-Cola Company are contained in the syrup or concentrate purchased by the Company from The Coca-Cola Company. In Europe, the principal sweetener is sugar from sugar beets, purchased from multiple suppliers.

     The Company currently purchases its requirements for plastic bottles in the United States from manufacturers jointly owned by it and other Coca-Cola bottlers. Management of the Company believes that ownership interests in certain suppliers and the self-manufacture of certain packages serve to reduce or contain costs. In Europe, the Company produces most of its plastic bottle requirements using preforms purchased from various merchant suppliers.

     There are no materials or supplies used by the Company which are currently in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls, or national emergencies.

DOMESTIC BOTTLE CONTRACTS

     The Company purchases concentrate and syrup from The Coca-Cola Company and markets, distributes, and produces its principal liquid nonalcoholic refreshment products within the United States under two basic forms of carbonated bottle contracts with The Coca-Cola Company: bottle contracts that cover the Coca-Cola Trademark Beverages (the "Cola Bottle Contracts") and bottle contracts that cover other carbonated beverages of The Coca-Cola Company (the "Allied Bottle Contracts") (herein referred to collectively as the "Bottle Contracts"). See "Introduction" and "Products" above. The Company and each of its bottling company subsidiaries are parties to one or more separate Cola Bottle Contracts and to various Allied Bottle Contracts. In this section, unless the context indicates otherwise, a reference to the Company refers to the legal entity that is a party to the Bottle Contracts with The Coca-Cola Company.

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

     Pursuant to the Cola Bottle Contracts, The Coca-Cola Company annually establishes the prices charged to the Company for concentrates and syrups for Coca-Cola Trademark Beverages. The Company expects that net prices charged by The Coca-Cola Company in 1997 for syrup and concentrates will increase approximately 2.8% as compared to 1996 prices. The Coca-Cola Company has no rights under the Bottle Contracts to establish the resale prices at which the Company sells its products.

     The Company is obligated to maintain such plant and equipment, staff, and distribution and vending facilities as are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Bottle Contracts and in sufficient quantities to fully satisfy the demand for these beverages in its territories; to undertake adequate quality control measures prescribed by The Coca-Cola Company; to develop and to stimulate the demand for Coca-Cola Trademark Beverages in those territories; to use all approved means, and spend such funds on advertising and other forms of marketing, as may be reasonably required to satisfy that objective; and to maintain such sound financial capacity as may be reasonably necessary to assure performance by the Company of its obligations to The Coca-Cola Company. The Company is required to meet annually with The Coca-Cola Company to present its marketing, management, and advertising plans with respect to the Coca-Cola Trademark Beverages for the year, including financial plans showing that the Company has the consolidated financial capacity to perform its duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If the Company carries out its plans in all material respects, it will be deemed to have satisfied its obligations to develop, stimulate, and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured or waived by The Coca-Cola Company within 120 days of notice of the failure, would give The Coca-Cola Company the right to terminate the Cola Bottle Contracts. If the Company at any time fails to carry out a plan in all material respects in any geographic segment of its territory, and if such failure is not cured within six months after notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Bottle Contract by eliminating the portion of the territory in which such failure has occurred.

     The Coca-Cola Company has no obligation under the Bottle Contracts to participate with the Company in expenditures for advertising and marketing, but it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company. Although The Coca-Cola Company has advised the Company that it intends to continue to provide various forms of marketing support in 1997 at a comparable level of support as that provided in 1996, it is not obligated to do so under the Bottle Contracts.

     If the Company acquires control, directly or indirectly, of any bottler of Coca-Cola Trademark Beverages in the United States, or any party controlling a bottler of Coca-Cola Trademark Beverages in the United States, the Company must cause the acquired bottler to amend its bottle contract for the Coca-Cola Trademark Beverages to conform to the terms of the Cola Bottle Contracts described above.

     The domestic Cola Bottle Contracts are perpetual, but they are subject to termination by The Coca-Cola Company upon the occurrence of an event of default by the Company. Events of default with respect to each Cola Bottle Contract include: (i) production or sale of any cola product not authorized by The Coca-Cola Company; (ii) insolvency, bankruptcy, dissolution, receivership, or the like; (iii) any disposition by the Company of any voting securities of any bottling company without the consent of The Coca-Cola Company; and (iv) any material breach of any obligation of the Company under that Cola Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company. If any Cola Bottle Contract is terminated because of an event of default, The Coca-Cola Company has the right to terminate all other Cola Bottle Contracts held by the Company.

     In addition, each Cola Bottle Contract held by the Company provides that The Coca-Cola Company has the right to terminate that Cola Bottle Contract if a person or affiliated group (with specified exceptions) acquires or obtains any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 10% of any class or series of voting securities of the Company. However, The Coca-Cola Company has agreed with the Company that this provision will not apply with respect to the ownership of any class or series of voting securities of the Company, although it would apply to the voting securities of each bottling company subsidiary.

     The provisions of the Cola Bottle Contracts which make it an event of default to dispose of any Cola Bottle Contract or voting securities of any bottling company subsidiary without the consent of The Coca-Cola Company and which prohibit the assignment or transfer of the Cola Bottle Contracts are designed to preclude any person not acceptable to The Coca-Cola Company from obtaining an assignment of a Cola Bottle Contract or from acquiring any voting securities of the Company's bottling subsidiaries. These provisions prevent the Company from selling or transferring any of its interest in any bottling operations without the consent of The Coca-Cola Company. These provisions may also make it impossible for the Company to benefit from certain transactions, such as mergers or acquisitions, involving any of the bottling operations that might be beneficial to the Company and its share owners but which are not acceptable to The Coca-Cola Company.

The Allied Bottle Contracts

     The Allied Beverages are beverages of The Coca-Cola Company which are neither Coca-Cola Trademark Beverages nor (except for Hi-C fruit drinks) noncarbonated beverages. Under the Allied Bottle Contracts, the Company has exclusive rights to distribute the Allied Beverages in authorized containers in specified territories. These contracts contain provisions that are similar to those of the Cola Bottle Contracts with respect to pricing, authorized containers, planning, quality control, transfer restrictions, and related matters. Under the Allied Bottle Contracts, the Company likewise has advertising, marketing, and promotional obligations, but without restriction as to the marketing of competitive products as long as there is no manufacturing or handling of other products that would imitate, infringe upon, or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and the Company has a right, but not an obligation, under each of the Allied Bottle Contracts (except under the Allied Bottle Contracts for Hi-C fruit drinks and carbonated Minute Maid beverages) to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Bottle Contracts. Each Allied Bottle Contract has a term of ten years and is renewable by the bottler for an additional ten years at the end of each term. The initial term for many of the Company's Allied Bottle Contracts expired in 1996 and substantially all were renewed. The Company intends to renew substantially all the Allied Bottle Contracts as they expire. The Allied Bottle Contracts are subject to termination in the event of default by the Company. The Coca-Cola Company may terminate an Allied Bottle Contract in the event of: (i) insolvency, bankruptcy, dissolution, receivership, or the like; (ii) termination of the Cola Bottle Contract of the Company by either party for any reason; or
(iii) any material breach of any obligation of the Company under the Allied Bottle Contract that remains uncured for 120 days after notice by The Coca-Cola Company.

Supplementary Agreement

     In addition to the Bottle Contracts, the Company is a party to a supplementary agreement (the "Supplementary Agreement") with The Coca-Cola Company regarding the exercise by The Coca-Cola Company of its rights under the Bottle Contracts. Pursuant to the Supplementary Agreement, The Coca-Cola Company has agreed to exercise good faith and fair dealing under the Bottle Contracts; offer marketing support and exercise its rights under the Bottle Contracts in a manner consistent with its dealings with comparable bottlers; offer to the Company any material written amendment to such Bottle Contracts which it offers to any other bottler; and, subject to certain limitations, sell syrups and concentrates to the Company in the United States at prices not greater than those charged to other bottlers which are parties to agreements substantially similar to the Bottle Contracts. The Supplementary Agreement provides for a term expiring on March 15, 1999 and may be terminated by The Coca-Cola Company upon 30 days' notice in the event that The Coca-Cola Company should cease to own more than 40% of the Company's outstanding common stock.

Noncarbonated Beverage Agreements

     The Company purchases certain noncarbonated beverages such as isotonics, teas, and fruit drinks in finished form from The Coca-Cola Company, or its designees, pursuant to the terms of marketing and distribution agreements (the "Noncarbonated Beverage Agreements"). With respect to certain products, such as Nestea, Fruitopia and Minute Maid juice drinks, the Company has not yet signed Noncarbonated Beverage Agreements. The Noncarbonated Beverage Agreements have certain significant differences from the Cola Bottle Contracts.

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

     The Coca-Cola Company, in its sole discretion, establishes the pricing the Company must pay for noncarbonated beverages but has agreed, under certain circumstances, to give the Company the benefit of more favorable pricing if offered to other Coca-Cola bottlers. Under the Noncarbonated Beverage Agreements for POWERaDE, the Company may not sell other isotonic beverages.

     In general, except as set forth above, the Noncarbonated Beverage Agreements contain provisions similar to those in the Bottle Contracts with respect to pricing, planning, quality control, marketing, and promotional obligations.

Post-Mix Marketing, Fountain Appointments, and Other Similar Arrangements

     The Company has in the past sold and delivered the post-mix products of The Coca-Cola Company pursuant to one-year post-mix distributorship appointments. In 1996, the Company sold and/or delivered such post-mix products in all of its major territories. Under the terms of the appointments, the Company is authorized to distribute such syrups to retailers for dispensing to consumers within the United States. The appointments are terminable by either party without cause upon ten days' written notice. Unlike the Bottle Contracts, there is no exclusive territory, and the Company faces competition not only from sellers of other post-mix syrups but from other sellers of post-mix syrups of The Coca-Cola Company (including The Coca-Cola Company). Depending on the territory, the Company is involved in the sale, distribution, and marketing of post-mix syrups in differing degrees. In some territories, the Company sells syrup on its own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, the Company is responsible for marketing post-mix syrup to certain segments of the business. See "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola Company, -- Agency Billing and Delivery Arrangements" in the Company's 1997 Proxy Statement, which information is incorporated by reference in Item 13 hereof.

Bottle Agreements in the United States with Other Licensors

     The bottle agreements in the United States between the Company and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the Bottle Contracts as to trade names, approved bottles, cans and labels, sale of imitations, and cause for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these bottling agreements have limited terms of appointment and, in most instances, prohibit the bottler from dealing in competitive products. The agreements with subsidiaries of Cadbury Beverages Inc., which represented in 1996 approximately 8% of the beverages sold by the Company in the United States and the Caribbean, provide that the parties will give each other at least one year's notice prior to terminating the agreement for any brand, and pay certain fees in some circumstances. Also, the Company agreed that it would not cease distributing Dr Pepper brand products prior to December 31, 2000 or Canada Dry, Schweppes or Squirt brand products prior to December 31, 1998. The termination provisions for Dr Pepper renew for five-year periods, those for the other Cadbury brands renew for 3-year periods.

INTERNATIONAL BOTTLER'S AGREEMENTS

     The Company's bottlers in the Netherlands, Belgium and France (collectively the "Company Continental Bottlers") and the Company's bottler in Great Britain (which together with the Company Continental Bottlers are collectively called the "Company European Bottlers"), operate in their respective territories under bottler's agreements with The Coca-Cola Company and The Coca-Cola Export Corporation; dated July 26, 1996 for the Company Continental Bottlers and February 10, 1997 for the British bottler (the "International Bottler's Agreements"); these agreements have certain significant differences from the domestic Bottle Contracts, Noncarbonated Beverage Agreements and post-mix arrangements described above.

     The International Bottler's Agreements expire July 26, 2006 for the Company Continental Bottlers and February 10, 2007 for the British bottler, unless terminated earlier as provided therein. If the European Bottlers have fully complied with the agreements during the initial term, are "capable of the continued promotion, development, and exploitation of the full potential of the business" and request an extension of the agreement, an additional ten-year term may be granted at the sole discretion of The Coca-Cola Company. The Coca-Cola Company is given the right to terminate the International Bottler's Agreements before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of the Company European Bottlers or the occurrence of a default under the International Bottler's Agreements which is not remedied within 60 days of notice of the default being given by The Coca-Cola Company. The International Bottler's Agreements may be terminated by either party in the event foreign exchange is unavailable or local laws prevent performance.

     Subject to the European Supplemental Agreement, described in this report, and certain minor exceptions, the Company European Bottlers have the exclusive rights granted by The Coca-Cola Company in their territories to sell the beverages covered by their respective International Bottler's Agreements in glass bottles, PET bottles and/or cans. The covered beverages include Coca-Cola Trademark Beverages, Allied Beverages, noncarbonated beverages and certain beverages not sold in the United States. See "Products." The Coca-Cola Company has retained the rights to produce and sell, or authorize third parties to produce and sell, the beverages in any other manner or form within the territories. The Coca-Cola Company has further granted certain Company European Bottlers a nonexclusive authorization to package and sell post-mix and/or pre-mix beverages in their territories; this authorization is terminable by either party with 90 days' prior notice.

     The Company European Bottlers are prohibited from making sales of the beverages outside of their territories, or to anyone intending to resell the beverages outside their territories, without the consent of The Coca-Cola Company, except for sales arising out of an order from a customer in another member state of the European Union or for export to another such member state. The International Bottler's Agreements contemplate that there may be instances in which large or special buyers have operations transcending the boundaries of the territories, and in furtherance of this, the Company European Bottlers and The Coca-Cola Company are cooperating in sales to such buyers.

     The Company believes that the International Bottler's Agreements are substantially similar to other agreements between The Coca-Cola Company and other European bottlers of Coca-Cola Trademark Beverages Allied Beverages.

     Similar to the Bottle Contracts under which the Company and its other subsidiaries operate, the International Bottler's Agreements provide that the sales of beverage base and other goods to the Company European Bottlers are at prices which are set from time to time by The Coca-Cola Company. The Company expects that net prices charged in 1997 by The Coca-Cola Company for syrup, concentrate, and other goods will increase approximately 3% to 4% over 1996 prices.

     While The Coca-Cola Company has no commitment under the International Bottler's Agreements to provide marketing support, it has agreed with the Company to provide certain specified assistance for limited periods of time in connection with the Company's acquisitions of the bottlers in Belgium, France and Great Britain. With respect to the bottlers in Belgium and France, the Company and The Coca-Cola Company have developed a business plan though the year 2000, to be supplemented with agreed annual plans, under which the Company will receive set levels of funds to support the marketing of Coca-Cola brands; the Company is obligated to cause the French bottler to spend marketing funds in support of the Coca-Cola brands, the amounts of the expenditures to increase as case volume increases. Additionally, The Coca-Cola Company has provided for the last six months of 1996, and has committed to provide for 1997, transitional marketing support to the Company to support the cost of customer and consumer programs designed to enhance the marketing and sale of the Coca-Cola brands. With respect to the bottler in Great Britain, a business plan has been developed by agreement of the Company and

The Coca-Cola Company through 2001, to be supplemented with agreed annual plans. The Coca-Cola Company has committed to a minimum level of annual support throughout the period of the business plan to fund marketing programs for Coca-Cola brands, and to make transition support payments in agreed amounts for 1997, 1998 and 1999 to fund customer and consumer programs designed to enhance the marketing and sale of Coca-Cola brands. The Coca-Cola Company has provided substantial marketing support in the past to the Company's bottler in the Netherlands, and the Company expects that increased support will be provided in 1997, as a recognition of increased sales.

European Supplemental Agreement

     In addition to the International Bottler's Agreements described above, the Company Continental Bottlers, The Coca-Cola Company and The Coca-Cola Export Corporation are parties to a supplemental agreement (the "European Supplemental Agreement") with regard to the Company Continental Bottlers' rights pursuant to the International Bottler's Agreements. The European Supplemental Agreement permits the Company Continental Bottlers to prepare, package, distribute and sell the beverages covered by any of the Company Continental Bottlers' International Bottler's Agreements in any other territory of another Company Continental Bottler, provided that the Company and The Coca-Cola Company shall have reached agreement upon a business plan for such beverages. The European Supplemental Agreement may be terminated, either in whole or in part by territory, by The Coca-Cola Company at any time with 90 days prior written notice. The British bottler is not a party to the European Supplemental Agreement, but The Coca-Cola Company has committed to enter into a similar arrangement with it.

Bottle Agreements in Europe with Other Licensors

     The bottle agreements between the Company and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these bottling agreements have limited terms of appointment and, in most instances, prohibit the bottler from dealing in competitive products. Those agreements contain restrictions generally similar in effect to those in the International Bottler's Agreements as to trade names, approved bottles, cans and labels, sale of imitations, planning, and cause for termination. As a condition to Cadbury Schweppes plc's sale of its 51% interest in the British bottler to the Company in February 1997, the Company entered into agreements concerning certain aspects of the Schweppes products distributed by the British bottler. These agreements impose obligations upon the Company with respect to the marketing, sale and distribution of Schweppes products within the British bottler's territory. These agreements further require the British bottler to achieve certain agreed growth rates for Cadbury Schweppes brands and grant certain rights and remedies to Cadbury Schweppes if these rates are not met. These agreements also place some limitations upon the British bottler's ability to discontinue Schweppes brands, and recognize the exclusivity of certain Schweppes brands in their respective flavor categories. The British bottler is given the first right to any new Schweppes brands introduced in the territory. The agreements run through 2012 and are automatically renewed for a 10-year term thereafter unless terminated by either party.

COMPETITION

     The liquid nonalcoholic refreshment business is highly competitive. Competition exists among all beverages, including soft drinks, isotonics, tea, tea drinks, juices, juice drinks, coffee, coffee drinks, water, beer, wine, wine coolers, milk and milk drinks, and bottled waters. Competitors in this business include bottlers and distributors of beverages marketed and advertised at international, national, regional and local levels, as well as chain store and private label beverages. Information on sales in the liquid nonalcoholic refreshment business is not readily available. In the carbonated soft drink segment of the liquid nonalcoholic refreshment business, however, the Company estimates that in 1996 the products of The Coca-Cola Company represented approximately 36% of total food store carbonated soft drink sales in all domestic territories in which the Company operates, and that those of PepsiCo, Inc. represented approximately 31%. The Company also estimates that in each of its domestic territories, between 55% and 75% of food store carbonated soft drink sales are accounted for by the Company and its major carbonated soft drinks competitor, which in most territories is the bottler of the soft drink products of PepsiCo, Inc.

     Brand recognition and pricing are significant factors affecting the Company's competitive position, and the consumer and customer goodwill associated with the trademarks of its products are the most favorable factor for the Company. Other competitive factors among beverage distributors include marketing, distribution methods, service to the trade and the management of sales promotion activities. Vending machine sales, packaging changes and relationships with fountain customers are also competitive factors. The introductions of new products and packages have been major competitive elements in the liquid nonalcoholic refreshment industry.

EMPLOYEES

     At February 28, 1997, the Company had approximately 43,200 employees, about 7,200 of these located outside of the United States. The Company is a party to collective bargaining agreements covering approximately 23% of its domestic employees. These collective bargaining agreements expire at various dates through 2001. The Company has no reason to believe that it will be unable to renegotiate any of these agreements on satisfactory terms. Management of the Company believes that the Company's relations with its employees are generally good.

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

     Massachusetts requires the creation of a deposit transaction fund by bottlers and the payment to the state of balances in that fund that exceed three months of deposits received, net of deposits repaid to customers and interest earned. A portion of the Massachusetts law was held unconstitutional by the Massachusetts Supreme Judicial Court as it related to deposits escheated to the state prior to the effective date of the law. A favorable settlement with the state on the deposits escheated to the state prior to the effective date of the law was achieved in September 1996. Michigan also has a statute requiring bottlers to pay to the state unclaimed container deposits.

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

     The European Commission has issued a packaging and packing waste directive which is in the process of being incorporated into the national legislation of the member states. This will result in targets being set for the recovery and recycling of household, commercial and industrial packaging waste and impose substantial responsibilities upon bottlers and retailers for implementation.

     Excise taxes on sales of soft drinks have been in place in various states in the United States for several years. The states in which the Company operates currently imposing such taxes are Arkansas, Louisiana, North Carolina, and Tennessee. The North Carolina General Assembly reduced the excise tax by 25% in July 1996; the legislature also enacted a measure repealing the excise tax in 25% increments over a three-year period, eliminating it in 1999. In addition, two local jurisdictions in which the Company operates, Baltimore City, Maryland and Honolulu, Hawaii, have imposed a special tax on nonrefillable soft drink containers. The Baltimore City container tax is being phased out over a period of eighteen months, ending July 1, 1997. To the knowledge of management of the Company, no similar legislation has been enacted in any other markets served by the Company. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in nonrefillable containers as a means of encouraging the use of refillable containers. Management of the Company is unable to predict, however, whether such additional legislation will be adopted.

     Value added tax (VAT) on soft drinks varies widely in the Company's bottling territories within the European Community, ranging from 3% to 25%. In addition, excise taxes on sales of soft drinks are in place in Belgium, France and the Netherlands. The existence and level of this indirect taxation on the sale of soft drinks is now a matter of legal and public debate given the need for further tax harmonization within the European Community.

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

     Several underground fuel storage tanks used by the Company may be found to be in noncompliance with applicable federal and state requirements for the continued maintenance and use of such tanks. The Company has adopted a plan for the testing, removal, replacement, and repair, if necessary, of underground fuel storage tanks at Company bottlers and remediation of their sites, if necessary and, to a lesser extent, the abatement of the discharge of pollutants, upgrading water treatment facilities, and remediating friable asbestos, at various Company facilities. The Company spent approximately $5 million in 1996, and the Company estimates it will spend approximately $9 million in 1997 and a like amount in 1998 pursuant to this plan. In the opinion of management of the Company, any liabilities associated with the items covered by such plan will not have a material adverse effect on the financial condition or results of operations of the Company.

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

     The Treaty of Rome, which established the European Community, precludes restrictions of the free movement of goods within the member states. As a result, unlike the Company's domestic bottling operations, the bottling agreements with the European Community do not grant the Company exclusive bottling territories. Therefore, other suppliers of the beverages produced by the Company can, in response to unsolicited orders, sell such products in the Company's European Community territories. See, "International Bottler's Agreements."

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

     For financial information on industry segments and operations in geographic areas, see note 15 to the Company's Consolidated Financial Statements, found on page 40 of the Annual Report to Share Owners for the year ended December 31, 1996, which is incorporated herein by reference.

ITEM 2.  PROPERTIES

     The principal properties of the Company include the executive offices, production facilities, distribution facilities, administrative offices, and service centers. At February 28, 1997, the Company operated 61 beverage production facilities, 19 of which are solely production facilities and 42 of which are combination production/distribution facilities, and also operated 249 principal distribution facilities. The Company owns 56 of its production facilities, 217 of its principal distribution facilities, and leases the others. In the aggregate, the Company's owned and leased facilities covered approximately 28.5 million square feet. Management of the Company believes that its production and distribution facilities are generally sufficient to meet present operating needs.

     One of the facilities owned by the Company is subject to a lien to secure indebtedness in an aggregate principal amount of approximately $2.7 million at December 31, 1996. Excluding expenditures for bottler acquisitions, the Company's capital expenditures in 1996 were approximately $622 million.

     At February 28, 1997, the Company owned and operated approximately 32,300 vehicles of all types used in the sale, production and distribution of its products and over one million coolers, beverage dispensers and vending machines.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and several of its bottling subsidiaries or divisions have been named as PRPs at several federal and state "Superfund" sites. In 1990, Florida Coca-Cola Bottling Company ("Florida CCBC") was named as a PRP at the Wingate Road Incinerator and Landfill, a former municipal waste disposal site in Fort Lauderdale, Florida. The total remediation costs for this site have been estimated at up to $20 million. Florida CCBC conducted an internal investigation of this matter and determined that some of its waste may have been taken to this site for disposal. The City of Fort Lauderdale, which itself is a PRP, has asserted that Florida CCBC's share of the total waste is about 2%, but Florida CCBC has not yet confirmed or refuted this assertion. If it is accurate, Florida CCBC's ultimate liability could approach $400,000. In 1992, Florida CCBC was named as a PRP at the Peak Oil site in Tampa, Florida, formerly the location of a refiner of used motor oil. Following an internal investigation and lengthy negotiations with the PRP Group, Florida CCBC agreed to accept liability for approximately 32,000 gallons of used oil, representing approximately 1.6% of the total amount. With total remediation costs estimated at up to $18 million, Florida CCBC's ultimate liability could reach $300,000. In 1992, The Coca-Cola Bottling Company of Memphis, Tenn. ("CCBC Memphis") was named as a PRP with respect to the South 8th Street landfill site (a/k/a West Memphis landfill) in West Memphis, Arkansas, which is alleged to have been used in the 1950s and 1960s as a dump site for the byproducts from the reprocessing of used motor oil. Total cleanup for the site has been estimated at up to $45 million. CCBC Memphis conducted an internal investigation of this matter and determined that some of its waste oil may have been taken to the South 8th Street landfill. However, neither the specific volume of waste oil that may have been generated by CCBC Memphis, nor its percentage of the whole relative to other PRPs has yet been determined. Accordingly, CCBC Memphis cannot yet estimate the amount of its ultimate liability. In 1994, the Company was named as a PRP at the Waste Disposal Engineering site in Andover, Minnesota, a former landfill. The claim against the Company is approximately $110,000; however, if this site is a "qualified landfill" under Minnesota law, the entire cost of remediation may be paid by the state without contribution from any PRP. In 1994, Florida CCBC was named as a PRP at the Petroleum Products Corporation site in Pembroke Park, Florida, the former location of a used oil recycling facility. Total cleanup for the site has been estimated at up to $100 million. Florida CCBC conducted an internal investigation of this matter and determined that some of its waste oil may have been taken to the site. However, neither the specific volume of waste oil that may have been generated by Florida CCBC, nor its percentage of the whole relative to other PRPs, has yet been determined. Accordingly, Florida CCBC cannot yet estimate the amount of its ultimate liability. In September 1996, the Company's Cincinnati, Ohio facility received a notice stating that 113 violations of the pH limits of the facility's wastewater discharge had been detected between November 1984 and April 1996, and that the unpermitted discharges had caused structural damage to the municipal wastewater collection system. Accordingly, it is proposed that the Company pay a permit violation penalty in the amount of $16,900, reimburse certain investigative costs of $19,370, and pay the estimated sewer replacement cost of $369,000. The Company is currently negotiating for a reduction in these costs. The Company or its bottling subsidiaries have been named as PRPs at seventeen other federal and seven other state "Superfund" sites where management of the Company has concluded either (i) that the Company will have no further liability because there was no responsibility for having deposited hazardous waste; (ii) that payments made to date would be sufficient to satisfy all liability; or (iii) that the Company's ultimate liability, if any, for such site would be less than $100,000.

     In August 1995, the European Commission (the "Commission") charged that certain marketing rebates associated with the fountain business of the Company's French bottler, Coca-Cola Beverages, S.A. ("CCBSA"), constituted an abuse of a dominant position in a "cola market" in France in violation of Article 86 of the Treaty of Rome. The case arose from an investigation commenced in 1993 at the behest of a competitor of CCBSA. In July 1996 CCBSA responded, denying that there was a "cola market" or that it was dominant or that the practices complained of were abusive. If the Commission maintains its initial conclusions, certain marketing practices may have to be amended and there is the possibility that penalties could be imposed. The proceedings are being defended by The Coca-Cola Company, which is obligated to indemnify CCBSA and the Company for defense costs, fines and penalties.

     In November 1996, a complaint was filed with the Commission against the Company's bottler in Great Britain, Coca-Cola & Schweppes Beverages Limited ("CCSB"), alleging that certain practices of CCSB constituted an abuse of its dominant position in a "carbonated soft drink market" in Great Britain, in violation of Article 86 of the Treaty of Rome. The complaint, which was filed by a competitor, complained specifically of CCSB's program of annual rebates based on increased sales, alleged exclusive arrangements for vending and dispensing equipment, and pricing policies. CCSB has not yet responded.

     On January 22, 1997, the Commission cleared the Company's acquisition of the parent of CCSB, Amalgamated Beverages Great Britain Limited ("ABGB"), which was a joint venture owned 51% by Cadbury Schweppes plc and 49% by The Coca-Cola Company. The Commission concluded that although The Coca-Cola Company could exercise decisive influence over the Company and that ABGB was dominant in a "cola market" in Great Britain, under the Merger Regulation the acquisition had to be cleared because it would not strengthen that dominant position. As a consequence of the decision certain commercial practices are likely to be affected by restrictions generally imposed on companies found to be in a dominant market position. In addition, the Company agreed to an undertaking that restricts specific commercial practices with certain of CCSB's customers in Great Britain. It has not yet been decided whether to appeal the Commission's conclusions, which the Company believes are not supported by either the facts or the law.

     On January 27, 1997, the French Competition Council (the "Council") concluded its investigation of CCBSA by finding that certain practices of CCBSA constituted an abuse of a dominant position in what is defined as the French cola market. CCBSA was fined 10 million French francs. On February 27, 1997, CCBSA filed an appeal of the Council's findings, which it feels are not supported by the facts or the law. In addition to the fine, CCBSA may have to modify certain of its practices regarding the provision of post-mix machines to certain customers, and other commercial practices are likely to be affected by restrictions generally imposed upon companies found to be in a dominant market position. The proceedings are being defended by The Coca-Cola Company, which is obligated to indemnify CCBSA and the Company for defense costs, fines and penalties.

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

ITEM 4(A).  EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is information as of March 1, 1997 regarding the executive officers of the Company:

                                                           PRINCIPAL OCCUPATION DURING
NAME                                     AGE                   THE PAST FIVE YEARS
----                                     ---               ---------------------------
Summerfield K. Johnston, Jr............  64    Mr. Johnston has been Vice Chairman of the Board and
                                               Chief Executive Officer of the Company since
                                               December 1991.

Henry A. Schimberg.....................  63    Mr. Schimberg has been President, Chief Operating
                                               Officer, and a director of the Company since
                                               December 1991.

John R. Alm............................  51    Mr. Alm has been Senior Vice President and Chief
                                               Financial Officer of the Company since December
                                               1991.

Margaret F. Carton.....................  39    Ms. Carton has been Vice President, Investor
                                               Relations and Planning since October 1996. She
                                               served as Director, Investor Relations from 1990 to
                                               October 1996.

John H. Downs, Jr......................  40    Mr. Downs has been Vice President, Public Affairs of
                                               the Company since 1989.

Norman P. Findley III..................  52    Mr. Findley has been Senior Vice President of the
                                               Company since December 1995 and European Group
                                               President since July 1996. He was Vice President,
                                               Domestic and International Marketing from July 1993
                                               to December 1995. From 1989 to July 1993 he served
                                               as Vice President, Marketing of the Company.

Summerfield K. Johnston III............  43    Mr. Johnston has been Senior Vice President of the
                                               Company since December 1995 and Eastern United
                                               States Group President since July 1996. He was Vice
                                               President, Regional Operations from July 1993 to De-
                                               cember 1995. He was Vice President and General Man-
                                               ager, West Central Region from December 1992 to July
                                               1993. He served as Vice President, Human Resources
                                               of the Company from February 1992 to December 1992.

Jarratt H. Jones.......................  43    Mr. Jones has been Vice President, Human Resources
                                               of the Company since October 1993. He was a General
                                               Manager for International Business Machines Corpora-
                                               tion from 1991 to 1993.

Lowry F. Kline.........................  56    Mr. Kline has been Senior Vice President of the Com-
                                               pany since February 1996 and General Counsel of the
                                               Company since December 1991. He was a partner in the
                                               law firm of Miller & Martin, Chattanooga, Tennessee,
                                               from 1970 until 1996.

Vicki G. Roman.........................  43    Ms. Roman has been Vice President and Treasurer of
                                               the Company since December 1993. She was Treasurer
                                               of the Company from February 1992 to December 1993.

                                                           PRINCIPAL OCCUPATION DURING
NAME                                     AGE                   THE PAST FIVE YEARS
----                                     ---               ---------------------------
Philip H. Sanford......................  43    Mr. Sanford has been Senior Vice President, Finance
                                               and Administration of the Company since December
                                               1995. He was Vice President, Finance and Administra-
                                               tion from February 1993 to December 1995, and was
                                               Vice President and Executive Assistant to the Chief
                                               Executive Officer from February 1992 to February
                                               1993.

Gary P. Schroeder......................  51    Mr. Schroeder has been Senior Vice President of the
                                               Company and Western United States Group President
                                               since July 1996. He was Vice President, Regional
                                               Operations of the Company from December 1994 to July
                                               1996. He was Regional Vice President, General
                                               Manager of the Southwest Region from January 1992 to
                                               December 1994.

G. David Van Houten, Jr................  47    Mr. Van Houten has been Senior Vice President of the
                                               Company since December 1995 and Central United
                                               States Group President since July 1996. He was Vice
                                               President, Regional Operations of the Company from
                                               July 1993 to December 1995 and he was Regional Vice
                                               President and General Manager, Texas Region from
                                               1992 to 1993.

O. Michael Whigham.....................  46    Mr. Whigham has been Vice President, Controller and
                                               Principal Accounting Officer of the Company since
                                               October 1996. He was Region Vice President of
                                               Finance for the Atlanta Region of the Company from
                                               1992 to 1996 and served as Director of Internal
                                               Audit from 1987 to 1992.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  LISTED AND TRADED:  New York Stock Exchange

                     TRADED:  Boston, Cincinnati, Chicago,
                      Pacific, and Philadelphia Exchanges

     Share owners of common stock of record as of February 26, 1997: 9,534

                                  STOCK PRICES

----------------------------------------------------------------------------------------
1996                                                          HIGH                LOW
----------------------------------------------------------------------------------------
Fourth Quarter                                                49 1/8              42 1/8
Third Quarter                                                 46 1/4              34
Second Quarter                                                35 5/8              27 5/8
First Quarter                                                 31 5/8              24

----------------------------------------------------------------------------------------
1995                                                          HIGH                LOW
----------------------------------------------------------------------------------------
Fourth Quarter                                                29 7/8              24 1/8
Third Quarter                                                 25 1/2              20 5/8
Second Quarter                                                23 1/4              20 1/8
First Quarter                                                 21 3/4              17 3/4
----------------------------------------------------------------------------------------

                                   DIVIDENDS

     Quarterly dividends in the amount of $0.0125 per share were paid during fiscal year 1995. In February 1996, the Company's Board of Directors increased the quarterly dividend to $0.025 per share, effective for the quarterly dividends payable April 1, 1996 and subsequently.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" for the years 1987 through 1996, on pages 46 and 47 of the Company's Annual Report to Share Owners for the year ended December 31, 1996 is incorporated in this report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Financial Review" on pages 18 through 28 of the Company's Annual Report to Share Owners for the year ended December 31, 1996 is incorporated in this report by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and its subsidiaries are incorporated in this report by reference to the Company's Annual Report to Share Owners for the year ended December 31, 1996, at the pages indicated:

          Consolidated Statements of Income -- Years ended December 31, 1996, 1995 and 1994 (page 21)

          Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994 (page 23)

          Consolidated Balance Sheets -- December 31, 1996 and 1995 (page 25)

          Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1996, 1995 and 1994 (page 26)

          Notes to Consolidated Financial Statements (pages 29-43)

          Report of Independent Auditors (page 45)

     "Quarterly Financial Information," on page 43 of the Company's Annual Report to Share Owners is incorporated in this report by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company is set forth under the caption "Election of Directors -- Information Concerning Directors" on pages 4 through 7 of the Company's 1997 Proxy Statement. Such information is incorporated in this report by reference. Information relating to the executive officers of the Company is set forth at Item 4(A) of this report under the caption "Executive Officers of the Company." Information relating to compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company's executive officers and directors, persons who own more than ten percent of the Company's common stock and their affiliates who are required to comply with such reporting requirements is set forth in "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of the Company's 1997 Proxy Statement. Such information is incorporated in this report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to Director compensation is set forth under the caption "Election of Directors -- Compensation of Directors" and "Executive Compensation" on page 8 of the Company's 1997 Proxy Statement, and information relating to executive compensation is set forth under the caption "Executive Compensation" on pages 12 through 20 of the Company's 1997 Proxy Statement. Such information is incorporated in this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of the Company's common stock by certain persons is set forth under the captions "Voting -- Principal Share Owners" and "Election of Directors -- Security Ownership of Directors and Officers" on page 3 and pages 9 through 11, respectively, of the Company's 1997 Proxy Statement. Such information is incorporated in this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain transactions between the Company, The Coca-Cola Company and their affiliates and certain other persons is set forth under the caption "Certain Relationships and Related Transactions" on pages 21 through 24 of the 1997 Proxy Statement. Such information is incorporated in this report by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) (1) Financial Statements. The following consolidated financial statements of the Company and subsidiaries, included in the Company's Annual Report to Share Owners for the year ended December 31, 1996, are incorporated by reference in Part II, Item 8 of this report:

          Consolidated Statements of Income -- Years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994.

          Consolidated Balance Sheets -- December 31, 1996 and 1995.

          Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements.

          Report of Independent Auditors.

          (2) Financial Statement Schedules. The following financial statement schedule of the Company and its subsidiaries is included in this report on the page indicated:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   F-2
Schedule II -- Valuation and Qualifying Accounts for the
               fiscal years ended December 31, 1996, 1995
               and 1994.....................................   F-3

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

     (3) Exhibits.

                                                              INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                             (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                        REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                       DESCRIPTION                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
-------                      -----------                     ---------------------------------------------
   2.1    --   Stock Purchase Agreement by and among         Exhibit 2 to the Company's Current Report on
               The Coca-Cola Export Corporation and          Form 8-K (Date of Report: July 26, 1996).
               Varoise de Concentres, S.A., Barlan
               Inc., Beverage Products Limited,
               Bottling Holdings (International) Inc.,
               The Coca-Cola Company, and Coca-Cola
               Enterprises, dated as of July 26, 1996.
   2.2    --   Agreement between Cadbury Schweppes           Exhibits 2.1, 2.2, 2.3 and 2.4 to the
               Public Limited Company, Coca-Cola             Company's Current Report on Form 8-K (Date of
               Holdings (United Kingdom) Limited, The        Report: February 10, 1997).
               Coca-Cola Company, Bottling Holdings
               (Great Britain) Limited, and Coca-Cola
               Enterprises, dated August 9, 1996, as
               amended by amendments dated November
               29, 1996, December 16, 1996 and January
               29, 1997.
   3.2    --   Bylaws of Coca-Cola Enterprises, as           Exhibit 3.2 to the Company's Annual Report on
               amended through February 20, 1996.            Form 10-K for the fiscal year ended December
                                                             31, 1995.
   4.1    --   Indenture dated as of July 30, 1991,          Exhibit 4.1 to the Company's Current Report
               together with the First Supplemental          on Form 8-K (Date of Report: July 30, 1991);
               Indenture thereto dated January 29,           Exhibit 4.01 to the Company's Current Report
               1992, between Coca-Cola Enterprises and       on Form 8-K (Date of Report: January 29,
               The Chase Manhattan Bank, formerly            1992); Exhibit 4.02 to the Company's Current
               known as Chemical Bank (successor by          Report on Form 8-K (Date of Report: January
               merger to Manufacturers Hanover Trust         29, 1992); Exhibit 4.01 to the Company's
               Company), as Trustee, with regard to          Current Report on Form 8-K (Date of Report:
               certain unsecured and unfunded debt           September 8, 1992); Exhibits 4.01 and 4.02 to
               securities of Coca-Cola Enterprises,          the Company's Current Report on Form 8-K
               and forms of notes and debentures             (Date of Report: November 12, 1992); Exhibit
               issued thereunder.                            4.01 to the Company's Current Report on Form
                                                             8-K (Date of Report: January 4, 1993);
                                                             Exhibit 4.02 to the Company's Current Report
                                                             on Form 8-K (Date of Report: September 15,
                                                             1993); Exhibit 4.01 to the Company's Current
                                                             Report on Form 8-K (Date of Report: September
                                                             25, 1996): Exhibit 4.01 to the Company's
                                                             Current Report on Form 8-K (Date of Report:
                                                             October 3, 1996); Exhibit 4.01 to the
                                                             Company's Current Report on Form 8-K (Date of
                                                             Report: November 19, 1996).

                                                              INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                             (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                        REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                       DESCRIPTION                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
-------                      -----------                     ---------------------------------------------
   4.2    --   Medium-Term Notes Issuing and Paying          Exhibit 4.2 to the Company's Annual Report on
               Agent Agreement dated as of October 24,       Form 10-K for the fiscal year ended December
               1994, between Coca-Cola Enterprises and       31, 1994.
               The Chase Manhattan Bank, formerly
               known as Chemical Bank, as issuing and
               paying agent, including as Exhibit B
               thereto the form of Medium-Term Note
               issuable thereunder.
   4.3    --   Indenture dated as of November 15, 1989       Exhibit 4.01 to the Company's Current Report
               between Coca-Cola Enterprises and             on Form 8-K (Date of Report: December 12,
               Bankers Trust Company, as Trustee, with       1989); Exhibit 4.4(a) to the Company's Annual
               regard to certain unsecured and               Report on Form 10-K for the fiscal year ended
               unsubordinated debt securities of             December 29, 1989; Exhibit 4.4(b) to the
               Coca-Cola Enterprises, and forms of           Company's Annual Report on Form 10-K for the
               Fixed Rate Medium Term Note and               fiscal year ended December 29, 1989.
               Floating Rate Medium Term Note, each
               issuable commencing December 18, 1989
               pursuant to the above-referenced
               Indenture.
   4.4    --   Five Year Credit Agreement dated as of        Filed herewith.
               November 4, 1996 among Coca-Cola
               Enterprises; Bottling Holdings (Great
               Britain) Limited; Citibank
               International PLC; Citibank, N.A., ABN
               AMRO Bank N.V., Atlanta Agency; Bank of
               America NT&SA; Bank Brussels Lambert,
               New York Branch; CIBC Inc.; Commerzbank
               AG; The Dai-Ichi Kangyo Bank, Ltd.,
               Atlanta Agency; Deutsche Bank A.G., New
               York and/or Cayman Islands Branches;
               The First National Bank of Chicago;
               Kredietbank N.V., Grand Cayman Branch;
               Midland Bank PLC; Nationsbank, N.A.;
               The Northern Trust Company; Societe
               Generale; SunTrust Bank, Atlanta; Swiss
               Bank Corporation, New York Branch;
               Texas Commerce Bank, National
               Association; Union Bank of Switzerland,
               New York Branch; Wachovia Bank of
               Georgia, N.A.
               Certain instruments which define the rights of holders of long-term debt of the Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the
               Company and its subsidiaries. The Company and its subsidiaries hereby agree to furnish a copy of each such instrument to the Commission upon request.

                                                              INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                             (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                        REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                       DESCRIPTION                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
-------                      -----------                     ---------------------------------------------
  10.1    --   1986 Stock Option Plan of Coca-Cola           Exhibit 10.1 to the Company's Annual Report
               Enterprises, as amended through               on Form 10-K for the fiscal year ended
               February 12, 1991.*                           December 31, 1991.
  10.2    --   Form of Stock Option Agreement between        Exhibit 10.5 to the Company's Registration
               Coca-Cola Enterprises and certain of          Statement on Form S-1, No. 33-9447.
               its officers.*
  10.3    --   Coca-Cola Enterprises 1991 Stock Option       Exhibit 10.11 to the Company's Annual Report
               Plan, as amended and restated through         on Form 10-K for the fiscal year ended
               February 18, 1992.*                           December 31, 1992.
  10.4    --   Coca-Cola Enterprises 1994 Stock Option       Exhibit 4.3 to the Company's Registration
               Plan.*                                        Statement on Form S-8, No. 33-53221.
  10.5    --   Coca-Cola Enterprises 1995 Stock Option       Exhibit 4.3 to the Company's Registration
               Plan.*                                        Statement on Form S-8, No. 33-58699.
  10.6    --   Coca-Cola Enterprises 1992 Restricted         Exhibit 4.3 to the Company's Registration
               Stock Award Plan (as amended and              Statement on Form S-8, No. 33-53219.
               restated effective February 7, 1994).*
  10.7    --   Coca-Cola Enterprises 1995 Restricted         Exhibit 4.3 to the Company's Registration
               Stock Award Plan.*                            Statement on Form S-8, No. 33-58695.
  10.8    --   Coca-Cola Enterprises Restricted Stock        Exhibit 10.8 to the Company's Annual Report
               Award Tax Withholding Agreement.*             on Form 10-K for the fiscal year ended
                                                             December 31, 1995.
  10.9    --   1995 Phantom Stock Award Plan.*               Exhibit 10.9 to the Company's Annual Report
                                                             on Form 10-K for the fiscal year ended
                                                             December 31, 1995.
 10.10    --   Coca-Cola Enterprises 1995 Restricted         Filed herewith.
               Stock Award Plan (As Amended and
               Restated effective January 2, 1996).*
 10.11    --   Coca-Cola Enterprises 1995 Stock Option       Filed herewith.
               Plan (As Amended and Restated effective
               January 2, 1996).*
 10.12    --   Long-Term Incentive Plan (As Amended          Filed herewith.
               and Restated effective January 1,
               1996)*.
 10.13    --   1993 Long-Term Incentive Plan of              Exhibit 10.6 to the Company's Annual Report
               Coca-Cola Enterprises, as amended.*           on Form 10-K for the fiscal year ended
                                                             December 31, 1994.
 10.14    --   Coca-Cola Enterprises 1994-1996 Long-         Exhibit 10.7 to the Company's Annual Report
               Term Incentive Plan.*                         on Form 10-K for the fiscal year ended
                                                             December 31, 1994.
 10.15    --   Coca-Cola Enterprises Inc. Long-Term          Exhibit 10.12 to the Company's Annual Report
               Incentive Plan (Effective January 1,          on Form 10-K for the fiscal year ended
               1995).*                                       December 31, 1995.

                                                              INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                             (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                        REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                       DESCRIPTION                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
-------                      -----------                     ---------------------------------------------
 10.16    --   Coca-Cola Enterprises Executive Pension       Filed herewith.
               Plan, effective January 1, 1996.*
 10.17    --   1991 Amendment and Restatement of the         Exhibit 10.9 to the Company's Annual Report
               Coca-Cola Enterprises Supplemental            on Form 10-K for the fiscal year ended
               Retirement Plan, as amended effective         December 31, 1994.
               July 1, 1993.*
 10.18    --   Form of Stock Option Agreements between       Exhibit 10.36 to the Company's Registration
               Coca-Cola Enterprises and certain of          Statement on Form S-1, No. 33-9447.
               its directors.*
 10.19    --   Coca-Cola Enterprises 1988 Stock              Exhibit 10.10 to the Company's Annual Report
               Appreciation Rights Plan, as amended          on Form 10-K for the fiscal year ended
               through February 12, 1991.*                   December 31, 1991.
 10.20    --   Amended and Restated Deferred                 Exhibit 10.16 to the Company's Annual Report
               Compensation Agreement between Johnston       on Form 10-K for the fiscal year ended
               Coca-Cola Bottling Group and Henry A.         December 31, 1993.
               Schimberg dated December 16, 1991, as
               amended.*
 10.21    --   1993 Amendment and Restatement of             Exhibit 10.17 to the Company's Annual Report
               Deferred Compensation Agreement between       on Form 10-K for the fiscal year ended
               Johnston Coca-Cola Bottling Group and         December 31, 1993.
               John R. Alm as of April 30, 1993.*
 10.22    --   Retirement Plan for the Board of              Exhibit 10.33 to the Company's Annual Report
               Directors of Coca-Cola Enterprises,           on Form 10-K for the fiscal year ended
               effective April 11, 1991.*                    December 31, 1991.
 10.23    --   Deferred Compensation Plan for Non-           Exhibit 10.16 to the Company's Annual Report
               Employee Director Compensation, as            on Form 10-K for the fiscal year ended
               amended and restated effective April 1,       December 31, 1994.
               1994.*
 10.24    --   Tax Sharing Agreement dated November          Exhibit 10.1 to the Company's Registration
               12, 1986 between Coca-Cola Enterprises        Statement on Form S-1, No. 33-9447.
               and The Coca-Cola Company.
 10.25    --   Registration Rights Agreement dated           Exhibit 10.3 to the Company's Registration
               November 12, 1986 between Coca-Cola           Statement of Form S-1, No. 33-9447.
               Enterprises and The Coca-Cola Company.
 10.26    --   Registration Rights Agreement dated as        Exhibit 10 to the Company's Current Report on
               of December 17, 1991 among Coca-Cola          Form 8-K (Date of Report: December 18, 1991).
               Enterprises, The Coca-Cola Company and
               the share owners of Johnston Coca-Cola
               Bottling Group named therein.
 10.27    --   Form of Bottle Contract, as amended.          Exhibit 10.24 to the Company's Annual Report
                                                             on Form 10-K for the fiscal year ended
                                                             December 30, 1988.

                                                              INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                             (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                        REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                       DESCRIPTION                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
-------                      -----------                     ---------------------------------------------
 10.28    --   Letter Agreement dated March 15, 1989         Exhibit 10.23 to the Company's Annual Report
               between Coca-Cola Enterprises and The         on Form 10-K for the fiscal year ended
               Coca-Cola Company with respect to the         December 31, 1991.
               Bottle Contracts, as amended by letter
               agreement dated December 18, 1991.
 10.29    --   Form of Tolling Agreement between The         Exhibit 10.41 to the Company's Annual Report
               Coca-Cola Company and various Company         on Form 10-K for the fiscal year ended
               bottlers.                                     January 2, 1987.
 10.30    --   Sweetener Sales Agreement -- Bottler          Exhibit 10.30 to the Company's Annual Report
               between The Coca-Cola Company and             on Form 10-K for the fiscal year ended
               various Company bottlers.                     December 31, 1992.
 10.31    --   Can Supply Agreement, dated November          Exhibit 10.30 to the Company's Annual Report
               30, 1995, between American National Can       on Form 10-K for the fiscal year ended
               Company and Coca-Cola Enterprises.**          December 31, 1995.
 10.32    --   Share Repurchase Agreement dated              Exhibit 10.44 to the Company's Annual Report
               January 1, 1991 between The Coca-Cola         on Form 10-K for the fiscal year ended
               Company and Coca-Cola Enterprises.            December 28, 1990.
 10.33    --   Form of International Bottler's               Filed herewith.
               Agreement.
 10.34    --   Supplementary Agreement between               Filed herewith.
               Coca-Cola Enterprises, certain of its
               international bottlers and The
               Coca-Cola Company and The Coca-Cola
               Export Corporation.
    11    --   Statement re computation of per share         Filed herewith.
               earnings.
    12    --   Statement re computation of ratios.           Filed herewith.
    13    --   1996 Annual Report to Share Owners            Filed herewith.
               (Pages 18-43, 45-47).
    21    --   Subsidiaries of the Registrant.               Filed herewith.
    23    --   Consent of Independent Auditors.              Filed herewith.
    24    --   Powers of Attorney.                           Filed herewith.
    27    --   Financial Data Schedule.                      Filed herewith.

---------------

 * Management contracts and compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c).

** The Company has requested confidential treatment with respect to portions of this document.

(B) REPORTS ON FORM 8-K.

     During the fourth quarter of 1996, the Company filed the following current reports on Form 8-K:

           DATE OF REPORT                                   DESCRIPTION
           --------------                                   -----------
September 30, 1996...................  Opinion of counsel with respect to Form S-3 registration statement.
October 2, 1996......................  Announcing increased expenses for stock-based plans.
October 3, 1996......................  Terms agreement, form of debentures and opinion of counsel relating to 6.70% Debentures due 2036.
October 16, 1996.....................  Reporting financial results for third quarter and first nine months of 1996.
October 25, 1996.....................  Opinion of counsel in connection with the offering of medium-term notes.
November 6, 1996.....................  Announcing termination of acquisition negotiations with Nora Beverages Inc.
November 14, 1996....................  Pro forma financial information for the third quarter, including Amalgamated Beverages Great
                                       Britain Limited.
November 15, 1996....................  Opinion of counsel in connection with 6.95%
                                       Debentures due 2026.
November 19, 1996....................  Terms agreement and form of debentures relating to
                                       6.95% Debentures due 2026.

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

                                          Date: March 7, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----

               /s/ S. K. JOHNSTON, JR.                   Vice Chairman, Chief              March 7, 1997
-----------------------------------------------------      Executive Officer and a
                (S. K. Johnston, Jr.)                      Director (principal
                                                           executive officer)

                   /s/ JOHN R. ALM                       Senior Vice President and         March 7, 1997
-----------------------------------------------------      Chief Financial Officer
                    (John R. Alm)                          (principal financial
                                                           officer)

               /s/ O. MICHAEL WHIGHAM                    Vice President and Controller     March 7, 1997
-----------------------------------------------------      (principal accounting
                (O. Michael Whigham)                       officer)

                          *                              Chairman of the Board of          March 7, 1997
-----------------------------------------------------      Directors
                (M. Douglas Ivester)

                          *                              President, Chief Operating        March 7, 1997
-----------------------------------------------------      Officer and a Director
                (Henry A. Schimberg)

                          *                              Director                          March 7, 1997
-----------------------------------------------------
                 (Howard G. Buffett)

                          *                              Director                          March 7, 1997
-----------------------------------------------------
                 (John L. Clendenin)

                          *                              Director                          March 7, 1997
-----------------------------------------------------
                 (Johnnetta B. Cole)

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----

                          *                                        Director                March 7, 1997
-----------------------------------------------------
               (T. Marshall Hahn, Jr.)

                          *                                        Director                March 7, 1997
-----------------------------------------------------
                  (Claus M. Halle)

                          *                                        Director                March 7, 1997
-----------------------------------------------------
                 (L. Phillip Humann)

                          *                                        Director                March 7, 1997
-----------------------------------------------------
                 (E. Neville Isdell)

                          *                                        Director                March 7, 1997
-----------------------------------------------------
                   (John E. Jacob)

                          *                                        Director                March 7, 1997
-----------------------------------------------------
                 (Robert A. Keller)

                          *                                        Director                March 7, 1997
-----------------------------------------------------
              (Scott L. Probasco, Jr.)

                          *                                        Director                March 7, 1997
-----------------------------------------------------
               (Francis A. Tarkenton)

*By: /s/     LOWRY F. KLINE
     -------------------------------
             Lowry F. Kline
            Attorney-in-Fact

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2

Schedule II -- Valuation and Qualifying Accounts for the
               fiscal years ended December 31, 1996, 1995
               and 1994.....................................  F-3

                           COCA-COLA ENTERPRISES INC.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Coca-Cola Enterprises Inc.

     We have audited the consolidated financial statements of Coca-Cola Enterprises Inc. listed in Part IV, Item 14(a)(1). Our audits included the financial statement schedule listed in Part IV, Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Atlanta, Georgia
January 21, 1997, except for the
1997 acquisition described in Note
2, as to which the date is February
10, 1997, and except for the
subsequent event described in Note
18, as to which the date is
February 18, 1997.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           COCA-COLA ENTERPRISES INC.

             COL. A                 COL. B                 COL. C                  COL. D        COL. E
---------------------------------  ---------   ------------------------------   -------------   ---------
                                                         ADDITIONS
                                    BALANCE    ------------------------------
                                      AT       CHARGED TO      CHARGED TO                        BALANCE
                                   BEGINNING   COSTS AND    OTHER ACCOUNTS --   DEDUCTIONS --   AT END OF
           DESCRIPTION             OF PERIOD    EXPENSES        DESCRIBE          DESCRIBE       PERIOD
           -----------             ---------   ----------   -----------------   -------------   ---------
                                                       (IN MILLIONS)
FISCAL YEAR ENDED:
  DECEMBER 31, 1996
     Allowance for losses on
       trade accounts............    $ 33         $14              $ 6(a)            $ 8(b)       $ 45
     Valuation allowance for
       deferred tax assets.......     120           9               34(c)             28(d)        135
  DECEMBER 31, 1995
     Allowance for losses on
       trade accounts............    $ 34         $ 5              $ 3(a)            $ 9(b)       $ 33
     Valuation allowance for
       deferred tax assets.......     112           8               --                --           120
  DECEMBER 31, 1994
     Allowance for losses on
       trade accounts............    $ 33         $11              $--               $10(b)       $ 34
     Valuation allowance for
       deferred tax assets.......     105           7               --                --           112

---------------

(a) Principally represents recoveries of amounts previously charged off and, at December 31, 1996, allowances for losses on trade accounts of acquired companies at date of acquisition.
(b) Charge off of uncollectible accounts.
(c) Valuation allowances for deferred tax assets of acquired companies at date of acquisition.
(d) Write-off, reversal and expiration of certain components of the valuation allowance for deferred tax assets.

                                 (RECYCLE LOGO)

                                 EXHIBIT INDEX

                                                              INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                             (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                        REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                       DESCRIPTION                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
-------                      -----------                     ---------------------------------------------
   2.1    --   Stock Purchase Agreement by and among         Exhibit 2 to the Company's Current Report on
               The Coca-Cola Export Corporation and          Form 8-K (Date of Report: July 26, 1996).
               Varoise de Concentres, S.A., Barlan
               Inc., Beverage Products Limited,
               Bottling Holdings (International) Inc.,
               The Coca-Cola Company, and Coca-Cola
               Enterprises, dated as of July 26, 1996.
   2.2    --   Agreement between Cadbury Schweppes           Exhibits 2.1, 2.2, 2.3 and 2.4 to the
               Public Limited Company, Coca-Cola             Company's Current Report on Form 8-K (Date of
               Holdings (United Kingdom) Limited, The        Report: February 10, 1997).
               Coca-Cola Company, Bottling Holdings
               (Great Britain) Limited, and Coca-Cola
               Enterprises, dated August 9, 1996, as
               amended by amendments dated November
               29, 1996, December 16, 1996 and January
               29, 1997.
   3.2    --   Bylaws of Coca-Cola Enterprises, as           Exhibit 3.2 to the Company's Annual Report on
               amended through February 20, 1996.            Form 10-K for the fiscal year ended December
                                                             31, 1995.

                                                              INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                             (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                        REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                       DESCRIPTION                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
-------                      -----------                     ---------------------------------------------
   4.1    --   Indenture dated as of July 30, 1991,          Exhibit 4.1 to the Company's Current Report
               together with the First Supplemental          on Form 8-K (Date of Report: July 30, 1991);
               Indenture thereto dated January 29,           Exhibit 4.01 to the Company's Current Report
               1992, between Coca-Cola Enterprises and       on Form 8-K (Date of Report: January 29,
               The Chase Manhattan Bank, formerly            1992); Exhibit 4.02 to the Company's Current
               known as Chemical Bank (successor by          Report on Form 8-K (Date of Report: January
               merger to Manufacturers Hanover Trust         29, 1992); Exhibit 4.01 to the Company's
               Company), as Trustee, with regard to          Current Report on Form 8-K (Date of Report:
               certain unsecured and unfunded debt           September 8, 1992); Exhibits 4.01 and 4.02 to
               securities of Coca-Cola Enterprises,          the Company's Current Report on Form 8-K
               and forms of notes and debentures             (Date of Report: November 12, 1992); Exhibit
               issued thereunder.                            4.01 to the Company's Current Report on Form
                                                             8-K (Date of Report: January 4, 1993);
                                                             Exhibit 4.02 to the Company's Current Report
                                                             on Form 8-K (Date of Report: September 15,
                                                             1993); Exhibit 4.01 to the Company's Current
                                                             Report on Form 8-K (Date of Report: September
                                                             25, 1996): Exhibit 4.01 to the Company's
                                                             Current Report on Form 8-K (Date of Report:
                                                             October 3, 1996); Exhibit 4.01 to the
                                                             Company's Current Report on Form 8-K (Date of
                                                             Report: November 19, 1996).
   4.2    --   Medium-Term Notes Issuing and Paying          Exhibit 4.2 to the Company's Annual Report on
               Agent Agreement dated as of October 24,       Form 10-K for the fiscal year ended December
               1994, between Coca-Cola Enterprises and       31, 1994.
               The Chase Manhattan Bank, formerly
               known as Chemical Bank, as issuing and
               paying agent, including as Exhibit B
               thereto the form of Medium-Term Note
               issuable thereunder.
   4.3    --   Indenture dated as of November 15, 1989       Exhibit 4.01 to the Company's Current Report
               between Coca-Cola Enterprises and             on Form 8-K (Date of Report: December 12,
               Bankers Trust Company, as Trustee, with       1989); Exhibit 4.4(a) to the Company's Annual
               regard to certain unsecured and               Report on Form 10-K for the fiscal year ended
               unsubordinated debt securities of             December 29, 1989; Exhibit 4.4(b) to the
               Coca-Cola Enterprises, and forms of           Company's Annual Report on Form 10-K for the
               Fixed Rate Medium Term Note and               fiscal year ended December 29, 1989.
               Floating Rate Medium Term Note, each
               issuable commencing December 18, 1989
               pursuant to the above-referenced
               Indenture.

                                                              INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                             (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                        REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                       DESCRIPTION                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
-------                      -----------                     ---------------------------------------------
   4.4    --   Five Year Credit Agreement dated as of
               November 4, 1996 among Coca-Cola
               Enterprises; Bottling Holdings (Great
               Britain) Limited; Citibank
               International PLC; Citibank, N.A., ABN
               AMRO Bank N.V., Atlanta Agency; Bank of
               America NT&SA; Bank Brussels Lambert,
               New York Branch; CIBC Inc.; Commerzbank
               AG; The Dai-Ichi Kangyo Bank, Ltd.,
               Atlanta Agency; Deutsche Bank A.G., New
               York and/or Cayman Islands Branches;
               The First National Bank of Chicago;
               Kredietbank N.V., Grand Cayman Branch;
               Midland Bank PLC; Nationsbank, N.A.;
               The Northern Trust Company; Societe
               Generale; SunTrust Bank, Atlanta; Swiss
               Bank Corporation, New York Branch;
               Texas Commerce Bank, National
               Association; Union Bank of Switzerland,
               New York Branch; Wachovia Bank of
               Georgia, N.A.
               Certain instruments which define the rights of holders of long-term debt of the Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the
               Company and its subsidiaries. The Company and its subsidiaries hereby agree to furnish a copy of each such instrument to the Commission upon request.
  10.1    --   1986 Stock Option Plan of Coca-Cola           Exhibit 10.1 to the Company's Annual Report
               Enterprises, as amended through               on Form 10-K for the fiscal year ended
               February 12, 1991.*                           December 31, 1991.
  10.2    --   Form of Stock Option Agreement between        Exhibit 10.5 to the Company's Registration
               Coca-Cola Enterprises and certain of          Statement on Form S-1, No. 33-9447.
               its officers.*
  10.3    --   Coca-Cola Enterprises 1991 Stock Option       Exhibit 10.11 to the Company's Annual Report
               Plan, as amended and restated through         on Form 10-K for the fiscal year ended
               February 18, 1992.*                           December 31, 1992.
  10.4    --   Coca-Cola Enterprises 1994 Stock Option       Exhibit 4.3 to the Company's Registration
               Plan.*                                        Statement on Form S-8, No. 33-53221.
  10.5    --   Coca-Cola Enterprises 1995 Stock Option       Exhibit 4.3 to the Company's Registration
               Plan.*                                        Statement on Form S-8, No. 33-58699.
  10.6    --   Coca-Cola Enterprises 1992 Restricted         Exhibit 4.3 to the Company's Registration
               Stock Award Plan (as amended and              Statement on Form S-8, No. 33-53219.
               restated effective February 7, 1994).*

                                                              INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                             (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                        REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                       DESCRIPTION                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
-------                      -----------                     ---------------------------------------------
  10.7    --   Coca-Cola Enterprises 1995 Restricted         Exhibit 4.3 to the Company's Registration
               Stock Award Plan.*                            Statement on Form S-8, No. 33-58695.
  10.8    --   Coca-Cola Enterprises Restricted Stock        Exhibit 10.8 to the Company's Annual Report
               Award Tax Withholding Agreement.*             on Form 10-K for the fiscal year ended
                                                             December 31, 1995.
  10.9    --   1995 Phantom Stock Award Plan.*               Exhibit 10.9 to the Company's Annual Report
                                                             on Form 10-K for the fiscal year ended
                                                             December 31, 1995.
 10.10    --   Coca-Cola Enterprises 1995 Restricted
               Stock Award Plan (As Amended and
               Restated effective January 2, 1996).*
 10.11    --   Coca-Cola Enterprises 1995 Stock Option
               Plan (As Amended and Restated effective
               January 2, 1996).*
 10.12    --   Long-Term Incentive Plan (As Amended
               and Restated effective January 1,
               1996)*.
 10.13    --   1993 Long-Term Incentive Plan of              Exhibit 10.6 to the Company's Annual Report
               Coca-Cola Enterprises, as amended.*           on Form 10-K for the fiscal year ended
                                                             December 31, 1994.
 10.14    --   Coca-Cola Enterprises 1994-1996 Long-         Exhibit 10.7 to the Company's Annual Report
               Term Incentive Plan.*                         on Form 10-K for the fiscal year ended
                                                             December 31, 1994.
 10.15    --   Coca-Cola Enterprises Inc. Long-Term          Exhibit 10.12 to the Company's Annual Report
               Incentive Plan (Effective January 1,          on Form 10-K for the fiscal year ended
               1995).*                                       December 31, 1995.
 10.16    --   Coca-Cola Enterprises Executive Pension
               Plan, effective January 1, 1996.*
 10.17    --   1991 Amendment and Restatement of the         Exhibit 10.9 to the Company's Annual Report
               Coca-Cola Enterprises Supplemental            on Form 10-K for the fiscal year ended
               Retirement Plan, as amended effective         December 31, 1994.
               July 1, 1993.*
 10.18    --   Form of Stock Option Agreements between       Exhibit 10.36 to the Company's Registration
               Coca-Cola Enterprises and certain of          Statement on Form S-1, No. 33-9447.
               its directors.*
 10.19    --   Coca-Cola Enterprises 1988 Stock              Exhibit 10.10 to the Company's Annual Report
               Appreciation Rights Plan, as amended          on Form 10-K for the fiscal year ended
               through February 12, 1991.*                   December 31, 1991.
 10.20    --   Amended and Restated Deferred                 Exhibit 10.16 to the Company's Annual Report
               Compensation Agreement between Johnston       on Form 10-K for the fiscal year ended
               Coca-Cola Bottling Group and Henry A.         December 31, 1993.
               Schimberg dated December 16, 1991, as
               amended.*

                                                              INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                             (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                        REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                       DESCRIPTION                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
-------                      -----------                     ---------------------------------------------
 10.21    --   1993 Amendment and Restatement of             Exhibit 10.17 to the Company's Annual Report
               Deferred Compensation Agreement between       on Form 10-K for the fiscal year ended
               Johnston Coca-Cola Bottling Group and         December 31, 1993.
               John R. Alm as of April 30, 1993.*
 10.22    --   Retirement Plan for the Board of              Exhibit 10.33 to the Company's Annual Report
               Directors of Coca-Cola Enterprises,           on Form 10-K for the fiscal year ended
               effective April 11, 1991.*                    December 31, 1991.
 10.23    --   Deferred Compensation Plan for Non-           Exhibit 10.16 to the Company's Annual Report
               Employee Director Compensation, as            on Form 10-K for the fiscal year ended
               amended and restated effective April 1,       December 31, 1994.
               1994.*
 10.24    --   Tax Sharing Agreement dated November          Exhibit 10.1 to the Company's Registration
               12, 1986 between Coca-Cola Enterprises        Statement on Form S-1, No. 33-9447.
               and The Coca-Cola Company.
 10.25    --   Registration Rights Agreement dated           Exhibit 10.3 to the Company's Registration
               November 12, 1986 between Coca-Cola           Statement of Form S-1, No. 33-9447.
               Enterprises and The Coca-Cola Company.
 10.26    --   Registration Rights Agreement dated as        Exhibit 10 to the Company's Current Report on
               of December 17, 1991 among Coca-Cola          Form 8-K (Date of Report: December 18, 1991).
               Enterprises, The Coca-Cola Company and
               the share owners of Johnston Coca-Cola
               Bottling Group named therein.
 10.27    --   Form of Bottle Contract, as amended.          Exhibit 10.24 to the Company's Annual Report
                                                             on Form 10-K for the fiscal year ended
                                                             December 30, 1988.
 10.28    --   Letter Agreement dated March 15, 1989         Exhibit 10.23 to the Company's Annual Report
               between Coca-Cola Enterprises and The         on Form 10-K for the fiscal year ended
               Coca-Cola Company with respect to the         December 31, 1991.
               Bottle Contracts, as amended by letter
               agreement dated December 18, 1991.
 10.29    --   Form of Tolling Agreement between The         Exhibit 10.41 to the Company's Annual Report
               Coca-Cola Company and various Company         on Form 10-K for the fiscal year ended
               bottlers.                                     January 2, 1987.
 10.30    --   Sweetener Sales Agreement -- Bottler          Exhibit 10.30 to the Company's Annual Report
               between The Coca-Cola Company and             on Form 10-K for the fiscal year ended
               various Company bottlers.                     December 31, 1992.
 10.31    --   Can Supply Agreement, dated November          Exhibit 10.30 to the Company's Annual Report
               30, 1995, between American National Can       on Form 10-K for the fiscal year ended
               Company and Coca-Cola Enterprises.**          December 31, 1995.
 10.32    --   Share Repurchase Agreement dated              Exhibit 10.44 to the Company's Annual Report
               January 1, 1991 between The Coca-Cola         on Form 10-K for the fiscal year ended
               Company and Coca-Cola Enterprises.            December 28, 1990.

                                                              INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                             (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
EXHIBIT                                                        REPORTS ARE FILED WITH THE SECURITIES AND
NUMBER                       DESCRIPTION                     EXCHANGE COMMISSION UNDER FILE NO. 01-09300)
-------                      -----------                     ---------------------------------------------
 10.33    --   Form of International Bottler's
               Agreement.
 10.34    --   Supplementary Agreement between
               Coca-Cola Enterprises, certain of its
               international bottlers and The
               Coca-Cola Company and The Coca-Cola
               Export Corporation.
    11    --   Statement re computation of per share
               earnings.
    12    --   Statement re computation of ratios.
    13    --   1996 Annual Report to Share Owners
               (Pages 18-43, 45-47).
    21    --   Subsidiaries of the Registrant.
    23    --   Consent of Independent Auditors.
    24    --   Powers of Attorney.
    27    --   Financial Data Schedule.

---------------

 * Management contracts and compensatory plans or arrangements required to be filed as an exhibit to this form pursuant to Item 14(c).

** The Company has requested confidential treatment with respect to portions of this document.