Form 10-Q
period 1997-03-28
COCA COLA ENTERPRISES INC
filed 1997-05-08
CIK 804055

UNITED STATES
		    SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C.  20549
				__________

				 Form 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
	       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	       for the quarterly period ended March 28, 1997

				    or

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

			       770-989-3000
	   (Registrant's telephone number, including area code)
			      ______________

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

    385,300,512 Shares of $1 Par Value Common Stock as of May  5, 1997

		      COCA-COLA ENTERPRISES INC.

		     QUARTERLY REPORT ON FORM 10-Q

		   FOR QUARTER ENDED MARCH 28, 1997



				 INDEX

								 Page
								 ----

Part I - Item 1. Financial Statements

     Condensed Consolidated Statements of Operations
       for the Quarters ended March 28, 1997 and
       March 29, 1996......................................        1

     Condensed Consolidated Balance Sheets as of March 28,
       1997 and December 31, 1996..........................        2

     Condensed Consolidated Statements of Cash Flows for
       the Quarters ended March 28, 1997 and
       March 29, 1996......................................        4

     Notes to Condensed Consolidated Financial Statements..        5

Part I -  Item 2.  Management's Discussion and Analysis
	    of Financial Condition and Results of
	    Operations.....................................       13

Part II - Item 4. Submission of Matters to a Vote of
	    Security Holders...............................       19

Part II - Item 6. Exhibits and Reports on Form 8-K.........       21

Signatures.................................................       22

Part I.  Financial Information

Item 1.  Financial Statements


		      COCA-COLA ENTERPRISES INC.

	    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	    (Unaudited; in millions except per share data)



							Quarter ended
						  ------------------------
						  March 28,      March 29,
						    1997           1996
						  ---------      ---------

Net Operating Revenues....................         $ 2,141        $ 1,600
Cost of sales.............................           1,341            970
						   -------        -------
Gross Profit..............................             800            630
Selling, general, and administrative
  expenses................................             742            539
						   -------        -------
Operating Income..........................              58             91
Interest expense, net.....................             107             79
Other nonoperating deductions, net........               5              -
						   -------        -------
(Loss) Income Before Income Taxes.........             (54)            12
Income tax (benefit) expense..............             (21)             5
						   -------        -------
(Loss) Net Income.........................             (33)             7
Preferred stock dividends.................               2              2
						   -------        -------
(Loss) Net Income Applicable to Common
  Share Owners............................         $   (35)       $     5
						   =======        =======
Average Common Shares Outstanding.........             377            379
						   =======        =======
Net (Loss) Income Per Share Applicable
  to Common Share Owners..................         $ (0.09)       $  0.01
						   =======        =======




See Notes to Condensed Consolidated Financial Statements.

		       COCA-COLA ENTERPRISES INC.

		 CONDENSED CONSOLIDATED BALANCE SHEETS
			     (In millions)


						 March 28,     December 31,
		 ASSETS                            1997            1996
						 ---------     ------------
						(Unaudited)

Current
  Cash and cash investments, at cost
    approximating market...................       $     9         $    47
  Trade accounts receivable, less reserves
    of $47 and $45 million, respectively...           928             668
  Inventories:
    Finished goods.........................           282             221
    Raw materials and supplies.............           127              96
						  -------         -------
						      409             317
  Current deferred income tax assets.......           140             140
  Prepaid expenses and other current
    assets.................................           165             147
						  -------         -------
     Total Current Assets..................         1,651           1,319

Property, Plant, and Equipment
  Land.....................................           260             213
  Buildings and improvements...............           949             860
  Machinery and equipment..................         3,878           3,558
						  -------         -------
						    5,087           4,631
  Less allowances for depreciation.........         1,973           1,881
						  -------         -------
						    3,114           2,750
  Construction in progress.................            83              62
						  -------         -------
     Net Property, Plant, and Equipment....         3,197           2,812

Franchises and Other Noncurrent Assets,
  Net......................................         9,641           7,103
						  -------         -------
						  $14,489         $11,234
						  =======         =======






See Notes to Condensed Consolidated Financial Statements.

		      COCA-COLA ENTERPRISES INC.

		 CONDENSED CONSOLIDATED BALANCE SHEETS
		    (In millions except share data)


						 March 28,    December 31,
     LIABILITIES AND SHARE-OWNERS' EQUITY          1997           1996
						 ---------    ------------
						(Unaudited)
Current
  Accounts payable and accrued
    expenses...............................       $ 1,509       $ 1,199
  Current portion of long-term debt........         2,207           491
						  -------       -------
      Total Current Liabilities............         3,716         1,690

Long-Term Debt, Less Current Maturities....         5,123         4,814

Retirement and Insurance Programs and Other
  Long-Term Obligations....................           849           699

Long-Term Deferred Income Tax Liabilities..         3,249         2,481

Share-Owners' Equity (Note H)
  Preferred stock..........................           115           134
  Common stock, $1 par value -- Authorized -
    1,000,000,000 and 500,000,000 shares
    respectively; Issued - 441,585,870
    and 146,763,463 shares, respectively...           442           147
  Additional paid-in capital...............         1,209         1,434
  Reinvested earnings......................           200           237
  Cumulative effect of currency
    translations...........................             3            21
  Cost of common stock in treasury
    (62,999,940 and 21,328,590 shares,
    respectively)..........................          (417)         (423)
						  -------       -------
      Total Share-Owners' Equity...........         1,552         1,550
						  -------       -------
						  $14,489       $11,234
						  =======       =======

		      COCA-COLA ENTERPRISES INC.

	    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
		       (Unaudited; in millions)

						      Quarter ended
						 -----------------------
						 March 28,     March 29,
						   1997          1996
						 ---------     ---------

Cash Flows From Operating Activities
Net (loss) income..........................       $ (33)         $  7
Adjustments to reconcile net (loss) income
  to net cash (used in) derived from
  operating activities:
    Depreciation...........................         120            86
    Amortization...........................          96            50
    Deferred income tax provision..........         (52)          (13)
    Net changes in current assets and
      current liabilities..................        (282)          (36)
    Additional nonoperating cash flows.....          45             8
						-------        ------
    Net cash (used in) derived from
      operating activities.................        (106)          102

Cash Flows From Investing Activities
Purchases of fixed assets..................        (183)          (96)
Fixed asset sales..........................           3            10
Cash investment in bottling businesses,
  net of cash acquired.....................      (1,017)         (144)
						-------        ------
    Net cash used in investing activities..      (1,197)         (230)

Cash Flows From Financing Activities
Issuance of long-term debt.................       1,337           303
Payments on long-term debt.................         (77)          (47)
Stock purchases for treasury...............           -          (118)
Exercise of employee stock options.........           5             4
Additional financing activities............           -            (6)
						-------        ------
    Net cash derived from financing
      activities...........................       1,265           136
						-------        ------
Net (Decrease) Increase in Cash and Cash
  Investments..............................         (38)            8
Cash and cash investments at beginning
  of period................................          47             8
						-------        ------
Cash and Cash Investments at End of Period      $     9        $   16
						=======        ======
Supplemental Noncash Investing and
  Financing Activities:
   Acquisitions
    Fair value of assets acquired..........     $ 3,344        $  552
    Liabilities assumed....................      (1,337)         (235)
    Debt issued and assumed................        (990)          (19)
    Equity issued..........................           -          (154)
						-------        ------
    Cash paid, net of cash acquired........     $ 1,017        $  144
						=======        ======
See Notes to Condensed Consolidated Financial Statements.

		      COCA-COLA ENTERPRISES INC.

	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			      (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Note B - Seasonality of Business

Operating results for the first quarter ended March 28, 1997 are not indicative of results that may be expected for the year ended December 31, 1997 primarily due to the seasonality of the Company's business. This seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by the seasonality of the business.

Note C - Acquisitions and Divestitures

On February 10, 1997, the Company purchased Amalgamated Beverages Great Britain Limited (ABGB) from The Coca-Cola Company and Cadbury Schweppes plc for an aggregate transaction value (purchase price, assumed debt, and other long-term obligations) of approximately $2 billion. The acquisition was initially financed through a combination of sellers' notes and short-term borrowings. The Company intends to refinance portions of these borrowings with longer-term fixed and floating rate financings. Coca-Cola & Schweppes Beverages Limited
(CCSB), a wholly-owned subsidiary of ABGB, produces and distributes beverage products of The Coca-Cola Company and Cadbury Schweppes plc in Great Britain. CCSB has entered into long-term contracts to continue to produce and distribute products of both The Coca-Cola Company and Cadbury Schweppes plc in Great Britain.

		      COCA-COLA ENTERPRISES INC.

	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			      (Unaudited)


Note C - Acquisitions and Divestitures (continued)

The following table summarizes unaudited proforma financial information of the Company as if the 1996 and 1997 acquisitions of S.A. Beverage Sales Holding N.V., Coca-Cola Enterprises S.A. (formerly known as Coca-Cola Beverages S.A.), Coca-Cola Production S.A., Ouachita Coca-Cola Bottling Company, Inc. (Ouachita), Coca-Cola Bottling Company West, Inc., Grand Forks Coca-Cola Bottling Company, and ABGB, were completed effective January 1, 1996. The unaudited proforma financial information for the quarters ended March 28, 1997 and March 29, 1996 reflects adjustments for: (i) the repayment of assumed debt, (ii) financing of the transactions at an interest cost of approximately 6.9% for the quarter ended March 28, 1997 and 7.5% for the quarter ended March 29, 1996, (iii) amortization of the value of the acquired franchise assets over 40 years, (iv) contractual changes to the business of certain of the acquired companies, and (v) income tax effects of the foregoing (in millions except per share data):

					       Quarter Ended
					   ----------------------
					   March 28,    March 29,
					     1997         1996
					   ---------    ---------
     Net Operating Revenues..........       $2,307       $2,201
     Cost of sales...................        1,454        1,373
					    ------       ------
     Gross Profit....................          853          828
     Selling, general, and
       administrative expenses.......          798          738
					    ------       ------
     Operating Income................           55           90
     Interest expense, net...........          123          141
     Other nonoperating (deductions)
       income, net...................           (5)           7
					    ------       ------
     Loss Before Income Taxes........          (73)         (44)
     Income tax benefit..............          (28)         (14)
					    ------       ------
     Net Loss........................          (45)         (30)
     Preferred stock dividends.......            2            3
					    ------       ------
     Proforma Net Loss Applicable to
       Common Share Owners...........       $  (47)      $  (33)
					    ======       ======
     Proforma Net Loss Per Share
       Applicable to Common Share
       Owners........................       $(0.12)      $(0.09)
					    ======       ======

		      COCA-COLA ENTERPRISES INC.

	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			      (Unaudited)


Note D - Long-Term Debt

Long-term debt including current maturities consists of the following (in millions):

					 March 28,   December 31,
					   1997          1996
					 ---------   ------------
     Commercial Paper, weighted
       average interest rate of
       5.5%.........................       $  769       $  648
     Foreign-denominated bank loans,
       weighted average interest
       rates of 5.7% - 1997 and
       3.4% - 1996..................        2,079          370
     6.50% Notes due 1997...........          300          300
     7.00% Notes due 1999...........          200          200
     7.875% Notes due 2002..........          500          500
     8.00% Notes due 2005...........          250          250
     8.50% Debentures due 2012......          250          250
     8.75% Debentures due 2017......          142          142
     8.35% Zero Coupon Notes due
       2020 (net of unamortized
       discount of $1,643 and
       $1,649, respectively)........          289          283
     8.00% and 8.50% Debentures
       due 2022.....................        1,000        1,000
     6.75% Debentures due 2023......          250          250
     6.95% and 7.00% Debentures
       due 2026.....................          550          550
     6.70% Debentures due 2036......          300          300
     5.71% Notes due 2037...........          150            -
     Additional debt................          301          262
					   ------       ------
					   $7,330       $5,305
					   ======       ======

Aggregate maturities of long-term debt during the next five years are as follows (in millions): 1997 - $2,207; 1998 - $77; 1999 - $204;
2000 - $5; and 2001 - $1,506.

		      COCA-COLA ENTERPRISES INC.

	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			      (Unaudited)


Note D - Long-Term Debt (continued)

The Company's commercial paper program is supported by a $1 billion short-term credit facility and a $1.5 billion multicurrency revolving bank credit agreement maturing in November 2001. At March 28, 1997, approximately $1,047 million is outstanding under this multicurrency credit agreement and $453 million of the outstanding commercial paper supported by this agreement has been classified as long-term debt. The Company has exchanged approximately $769 million of its commercial paper borrowings under foreign currency swap agreements and intends to renew these 30-day foreign currency swap agreements as they expire.

The Company has available for issuance approximately $3 billion in registered debt securities under a registration statement with the Securities and Exchange Commission. Additionally, the Company has short-term foreign currency-denominated credit facilities with international banks totaling approximately $751 million and $736 million, of which $294 million and $370 million was outstanding at March 28, 1997 and December 31, 1996, respectively.

Effective April 1, 1997 the Company redeemed all of its outstanding 8.75% Debentures due April 1, 2017. During first quarter 1997, $6 million of cost associated with this debt redemption was included in the results of operations as other nonoperating expense.

In March 1997 the Company issued $150 million of 5.71% Notes due March 18, 2037. Holders of the Notes may require the Company to repay the notes after one year and every year thereafter.

The revolving bank credit agreement and the outstanding notes and debentures contain various provisions which, among other things, require the Company to maintain a defined leverage ratio and limit the incurrence of certain liens or encumbrances in excess of defined amounts. These provisions are not anticipated to become restrictive to
the   Company's  liquidity  or  capital  resources.

		      COCA-COLA ENTERPRISES INC.

	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			      (Unaudited)


Note E - Preferred Stock

The Company issued 936,965 of 1,110,000 authorized shares of voting convertible preferred stock, Ouachita Series A (Series A), and issued 95,955 of 350,000 authorized shares of voting convertible preferred stock authorized, Ouachita Series B (Series B), under the Ouachita acquisition. Series A and Series B each have stated values of $150 per share. Series A pays quarterly dividends equaling 4% annually. Series B does not pay dividends.

During the first quarter of 1997, the holders of Series A preferred stock converted 124,297 shares into 328,554 shares of common stock, representing cumulative conversions of 180,248 shares of Series A preferred stock into 571,814 shares of common stock. Also during the first quarter of 1997, the holders of Series B preferred stock converted 17 shares into 56 shares of common stock, completing the conversions of all issued shares of Series B preferred stock into a cumulative total of 555,083 shares of common stock. Additional paid-in capital increased by the difference between the recorded value of the converted preferred stock and the cost of treasury stock issued by approximately $14 million in the first quarter of 1997. The cumulative increase through March 28, 1997 to additional paid-in capital for all conversions of preferred stock was $24 million. As of April 28, 1997 all remaining shares of Series A preferred stock have been converted into common stock.


Note F - Income Taxes

The Company's effective tax rates for the first quarters of 1997 and 1996 were 39% and 43%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

					     Quarter ended
					-----------------------
					March 28,     March 29,
					  1997          1996
					---------     ---------

Statutory expense (benefit)
  - 35%...........................        $(19)          $  4
State expense (benefit), net of
  federal.........................          (3)             1
Other, net........................           1              -
					 -----           ----
					 $ (21)          $  5
					 =====           ====

		      COCA-COLA ENTERPRISES INC.

	 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			      (Unaudited)


Note G - Stock-Based Compensation Plans

An aggregate 845,000 shares of common stock were issued during the first quarter of 1997 from the exercise of stock options under the Company's various stock option plans.

In the first quarter of 1997 the Company made grants of 3,433,500 stock performance-based options and 1,811,000 service-based options to certain executives and management employees. All options were granted at an exercise price equal to the fair market value on the grant date and expire ten years from the date of grant. Performance-based options vest either solely upon attainment of specified increases in the Company's common stock within five years from the date of grant or upon attainment of this stock performance criterion coupled with a period of continued employment of up to three years after the stock performance criterion has been met. Service-based options vest ratably over a three-year period.

The Company made additional grants in first-quarter 1997 of 7,500 stock options to each non-employee member of the Board of Directors. These options vest solely upon attainment of specified increases in the Company's common stock within five years from the date of grant.

In the first quarter of 1997, the Company made grants of 405,000 shares of restricted common stock to certain officers of the Company. These awards vest generally only upon attainment of specified increases in the market price of the Company's common stock within five years from the date of grant and after continued employment for a period of up to five years once the stock performance criterion is met.

Note H - Earnings Per Share

On February 18, 1997, the Company's Board of Directors approved a proposal to amend the Company's certificate of incorporation to increase the authorized common shares from 500 million to 1 billion and to effect a 3-for-1 stock split. The split was approved at the April 21, 1997 annual meeting of share owners and was effective for share owners of record on May 1, 1997. Common stock at March 28, 1997, was retroactively adjusted to stated par value by $295 million in the first quarter of 1997 to reflect this distribution. The condensed consolidated balance sheet as of March 28, 1997 and results of operations and outstanding shares and per share data for the quarters ended March 28, 1997 and March 29, 1996 contained in this report have been adjusted to reflect the impact of the stock split.

In the first quarter of 1997, dividends in the amount of $0.025 per common share were declared for share owners of record on April 1, 1997. After the 3-for-1 stock split, quarterly dividends for share-owners of record on July 1, 1997 were also declared in the amount of $0.025 per common share. Future dividend payments will be determined by the Company's Board of Directors.

		       COCA-COLA ENTERPRISES INC.

	  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			       (Unaudited)


Note H - Earnings Per Share (continued)

SFAS  No.  128, Earnings Per Share, issued during first-quarter  1997  is effective for full-year 1997 and subsequent periods. SFAS No. 128 modifies the method of calculation of net income per share applicable to common share owners and also requires a reconciliation between basic and diluted per-share amounts. Early adoption of the statement prior to the end of 1997 is not allowed.

The following table (in millions except per share data) presents the effect of SFAS No. 128 on the Company's net income per share applicable to common share owners as if adopted for current period disclosure. A reconciliation between basic and diluted amounts for the first quarter of 1997 is not presented below because of the net loss during the first quarter.

						    Quarter ended
					       ------------------------
					       March 28,      March 29,
						 1997           1996
					       ---------      ---------

Net (Loss) Income.....................          $  (33)        $    7
Preferred stock dividends.............               2              2
						------         ------
Basic and Diluted Net (Loss) Income
  Applicable to Common Share Owners...          $  (35)        $    5
						======         ======
Basic Average Common Shares
  Outstanding.........................             377            375
						======         ======
Basic Net (Loss) Income Per Share
  Applicable to Common Share Owners...          $(0.09)        $ 0.01
						======         ======
Effect of Dilutive Securities:
  Stock Compensation Awards...........                              5
							       ------
Diluted Average Common Shares
  Outstanding.........................                            380
							       ======
Diluted Net Income Per Share Applicable
  to Common Share Owners..............                         $ 0.01
							       ======

		    COCA-COLA ENTERPRISES INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
			    (Unaudited)


Note I - Contingencies

The Company purchases substantially all of its PET (plastic) bottles from manufacturing cooperatives and other entities involved in the manufacture of plastic bottles. The Company has guaranteed payment of up to $234 million of indebtedness owed by these manufacturing cooperatives to third parties. At March 28, 1997, these cooperatives had approximately $148 million of indebtedness guaranteed by the Company. The Company has also provided letters of credit aggregating approximately $98 million primarily in connection with self-insurance programs.

The  Company  has  been named as a potentially  responsible  party
(PRP) for the costs of remediation of hazardous waste at federal and state Superfund sites. The Company believes any ultimate Superfund liability under these PRP designations will not have a materially adverse effect on its financial position, cash flows, or results of operations. At March 28, 1997, there were five federal sites and one state site for which the Company's involvement or liability as a PRP was unresolved. In addition, there were 17 other federal and seven state sites for which it had been concluded that the Company either had no responsibility, the ultimate liability amounts would be less than $100,000 or payments made to date by the Company would be sufficient to satisfy all liability of the Company.

Under current law, the Company's liability for clean-up of Superfund sites may be joint and several with other PRPs, regardless of the Company's use in relation to other users. As to any site where the Company may be liable, the Company has determined there are other PRPs who are financially solvent as well, and that any hazardous waste deposited by the Company is minimal when compared to amounts deposited by financially solvent PRPs.

Part I.  Financial Information

Item 2.  Management's Discussion and Analysis of

Financial Condition and Results of Operations


			 BUSINESS SUMMARY

Coca-Cola Enterprises Inc. (the Company) is the world's largest marketer, distributor, and producer of bottled and canned liquid nonalcoholic refreshments. In the United States we operate through exclusive and perpetual rights in franchise territories distributing approximately 58% of The Coca-Cola Company's bottle and can product sales. We are also the sole licensed bottler for products of The Coca-Cola Company in Belgium, Great Britain, the Netherlands, and most of France.

Business Objectives and Strategies

To ensure a continued focus on building share-owner value, we have defined our objectives and strategies.

Our primary operating objective is to increase long-term operating cash flows through profitable increases in sales volume. We plan to achieve our operating objective through the continued execution of the following key strategies:

     * Creating and executing innovative and superior marketing programs at the local level.

     * Balancing volume growth with improved margins and sustainable increases in market share.

     * Developing profitable business partnerships with our customers.

     * Integrating our international and domestic acquisitions.

     * Structuring our compensation plans to help focus our employees on enhancing share-owner value.

Our primary financial objective is to deliver a superior investment return to our share owners. We strive to achieve this objective through the continued implementation and execution of the following key strategies:

     * Allocating resources appropriately between capital expenditures, investment in personnel and infrastructure, acquisitions, share repurchases, and debt repayment.

     * Maintaining a capital structure which maximizes our financial flexibility, given current investment opportunities.

     * Continuing to evaluate acquisition opportunities that will result in long-term value.

			 OPERATIONS REVIEW

Overview

We are pleased with the strength of our first quarter performance, particularly considering the highly competitive pricing environment that we are experiencing in the United States. Cash operating profit reached $274 million in the first quarter of 1997, 21% ahead of reported first-quarter 1996 results, and 8% above comparable first-quarter 1996 performance. The reported first-quarter growth rate is significantly impacted by our domestic and European acquisitions completed in 1996 and 1997. Comparable first-quarter 1997 cash operating performance primarily reflects the strong volume growth in the Company's territories in the United States and Europe.

In the opinion of management, cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating items, is one of the key standards for measuring our operating performance. For comparison, 1996 operating results, including cash operating profit, have been adjusted to include all of the Company's 1996 and 1997 acquisitions for the same period they are reflected in the reported first-quarter 1997 results and to exclude the first-quarter 1996 favorable supplier settlement. In addition to comparison adjustments for acquisitions, volume and per case data have also been adjusted for common fiscal periods and elimination of the effect of changes in currency exchange rates, respectively.

Cost of sales as a percentage of net operating revenues for the Company's European operations are higher than for domestic operations reflecting different net pricing and packaging and ingredient costs. These differences and the impact of currency fluctuations distort reported changes in net revenues and cost of sales per case. As a result, we believe that changes in consolidated comparable results, after adjusting for the effect of currency translations, are more meaningful indications of underlying business trends.

The Company generated a net loss from operations of $0.09 per common share, after adjusting for the 3-for-1 stock split, including a one-time charge of $0.01 per common share resulting from the redemption of debt, an increase in noncash selling, general, and administrative expenses relating to certain stock-based compensation plans and the dilutive effect of the Company's new European operations.

Cash Operating Profit

Cash operating profit is provided as a supplement to, and not an alternative to, operating income as an indicator of operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity, both of which are defined by generally accepted accounting principles. Actual and comparable cash operating profit for first-quarter 1997 increased 21% and 8%, respectively, over first-quarter 1996. After excluding the effect of currency exchange rates, the comparable first-quarter 1997 cash operating profit grew by 9%.

The Company's first-quarter 1997 performance indicates that we are on track to produce 9% comparable cash operating profit growth in 1997 which translates into a 10% to 15% increase in earnings per share for full-year 1997. Our expectations for consolidated growth in 1997 include projections for our European operations to outpace our domestic performance growth. First-quarter 1997 results confirmed this expectation with European operations reporting cash operating profit growth exceeding domestic growth.

Earnings per Share

In first-quarter 1997, our Board of Directors approved a proposal increasing authorized common shares from 500 million to 1 billion and to effect a 3-for-1 stock split. The stock split was approved by share owners at the April 21, 1997 annual meeting and is effec-tive for share owners of record on May 1, 1997. The following financial information adjusts for the stock split as if it occurred March 28, 1997.

The  net  loss per common share for first-quarter 1997  of   $0.09
includes a one-time charge of $6 million ($0.01 per common share after tax) for the redemption of the Company's 8.75% Debentures due 2017 and an increase in noncash selling, general, and administrative expenses for certain stock-based compensation plans as the market price of the Company's stock increased approximately 25% for the quarter.

Net Operating Revenues

Net operating revenues reached $2.1 billion in the first quarter of 1997, a reported growth of 34% over the same prior year period and a 5% increase over comparable first-quarter 1996 levels. The overall increase in net operating revenues is primarily a result of increases in reported and comparable bottle and can physical case sales volume of 32% and 10%, respectively. The Company's domestic territories produced 77% of the consolidated first-quarter 1997 net operating revenues with the European group contributing the remaining 23%.

Volume

In the first quarter of 1997, consolidated physical case bottle and can volume exceeded prior-year levels by 32% on a reported basis and 10% on a comparable basis. The significant difference between the reported basis increase and the comparable basis increase results primarily from acquisitions. The first-quarter 1997 comparable growth rate of 10% results from strong performance in both our domestic and international markets.

First-quarter 1997 domestic volume exceeded comparable first-quarter 1996 performance by 9 percent. This growth rate is our strongest quarterly volume growth since 1988. Sprite and Coca-
Cola classic along with the introduction of Surge are The Coca-Cola Company's brands primarily generating this volume growth. Sales of noncarbonated brands, such as Cool from Nestea, POWERaDE, and our water products, NAYA and Evian, continued to increase at rates faster than carbonated brands.

As expected, our European operations generated volume increases that outpaced our domestic volume growth. First-quarter 1997 European volume increased 14% above comparable first-quarter 1996 levels. European operations accounted for 21% of total physical case bottle and can reported volume in first-quarter 1997 compared to 4% of the total reported volume in first-quarter 1996.

Net Revenues and Cost of Sales Per Case

First-quarter 1997 consolidated net revenues per case declined 1.5% from comparable first-quarter 1996 levels, primarily reflecting the highly competitive pricing environment in the United States. Cost decreases in aluminum and plastic packaging and high fructose corn syrup more than offset the higher concentrate costs resulting in first-quarter 1997 consolidated cost of sales per case 1.5% below comparable first-quarter 1996 consolidated cost of sales per case.

Cost of sales as a percentage of net operating revenues for the Company's European operations are much higher than for domestic operations, reflecting different net pricing and packaging and ingredient costs.

Selling, General, and Administrative

For the first quarter of 1997, selling, general, and administrative expenses as a percent of net operating revenues increased to 35% compared to 34% for comparable first-quarter 1996, primarily due to incremental costs associated with stock-based compensation.

Interest Expense

First-quarter 1997 net interest expense increased significantly from reported first-quarter 1996 levels due to the higher average debt balances resulting from the 1996 and 1997 acquisitions. The weighted average interest rate for the first quarter of 1997 was 6.9% compared to first-quarter 1996 of 7.5%.

Income Tax Expense

The Company's effective tax rates for the first quarter of 1997 and 1996 were 39% and 43%, respectively. The reduction in the Company's first-quarter 1997 effective tax rate is a result of the favorable effect of our expanded operations in Europe combined with current expectations for higher pretax profits in 1997.

		  CASH FLOW AND LIQUIDITY REVIEW

Capital Resources

Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. We believe that short-term and long-term capital resources available to us are more than sufficient to fund our capital expenditure and working capital requirements, scheduled debt payments, interest and income tax obligations, dividends to our share owners, acquisitions, and plans for share repurchases.

For long-term financing needs, we have available $3 billion in debt securities for issuance under a registration statement with the Securities and Exchange Commission. We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program. Additionally, we have a $1.5 billion multicurrency revolving bank credit agreement maturing in November 2001 and a $1 billion short-term credit facility. An aggregate of $769 million in commercial paper borrowings and $1,047 million in foreign-denominated borrowings supported by these agreements was outstanding at March 28, 1997. We also have short-term credit facilities aggregating $751 million for our international operations.

At the end of first-quarter 1997, the Company's debt portfolio was 60% fixed rate debt and 40% floating rate debt. The majority of the floating rate debt is in foreign-denominated debt. The Company intends to continue to refinance borrowings under its commercial paper program and its foreign-denominated credit facilities with longer-term fixed and floating rate financings.

Summary of Cash Activities

Cash and cash investments decreased $38 million during first-quarter 1997. Our primary uses of cash were for operations of approximately $106 million, capital expenditures totaling $183 million, and long-term debt payments totaling $77 million. Our primary source of cash for first-quarter 1997 was proceeds from the issuance of debt aggregating $1.3 billion.

Operating Activities: Operating activities resulted in a net cash use of $106 million during first-quarter 1997 in comparison to $102 million provided by operations in first-quarter 1996. The higher depreciation expense in first-quarter 1997 results from the effects of increased capital spending and the effects of the 1996 and 1997 acquisitions. Increased amortization reflects increased franchise amortization as a result of acquisitions and increased amortization of performance-based restricted stock and stock options resulting from performance of the Company's stock.

Investing Activities: Consistent with the increase in our first-quarter 1997 capital expenditures, the Company continues to expect full-year 1997 capital expenditures to increase over full-year 1996. Full-year 1997 capital expenditures are expected to be between $800 million and $900 million. This increase is primarily attributable to the capital investments expected to be made by our international operations.

Financing Activities: In February 1997, the Company purchased the Great Britain bottler for a purchase price of approximately $2 billion. The acquisition was initially financed through a combination of sellers' notes and short-term borrowings. The Company expects to refinance portions of these borrowings with longer-term fixed and floating rate financings.

Additionally, in the first quarter of 1997, the Company issued $150 million of 5.71% Notes due March 18, 2037. Holders of the Notes may require the Company to repay the notes after one year and every year thereafter.


		     FINANCIAL POSITION REVIEW

Overall, the Company's increase in total assets and total liabilities from December 31, 1996 to March 28, 1997 is primarily attributable to the acquisition of the Great Britain bottler. The increase in franchises and other noncurrent assets is a direct result of the franchise asset acquired in connection with the 1997 acquisition. The increase in property, plant, and equipment results from capital expenditures of $183 million in first-quarter 1997 and the acquisition of the Great Britain bottler. The increase in long-term debt and the increase in deferred income taxes also primarily results from the acquisition of the Great Britain bottler. As a result of the 3-for-1 stock split, common stock at March 28, 1997 was retroactively adjusted to stated par value by an increase to common stock and a decrease to additional paid-in capital of $295 million.

Activities in currency markets resulted in a decrease in the cumulative translation adjustment of $18 million in first-quarter 1997. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars will affect the comparability of revenues and expenses between periods. In first-quarter 1996 the Company primarily operated in U.S. Dollars and the Dutch Florin and in 1997 the Company operates in a multicurrency environment.


		       CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements involving risks and uncertainties. These expectations and projections are based on currently available competitive, financial and economic data, and the Company's operating plans. We caution readers that important factors as described on page 27 of the Company's annual report on Form 10-K for the year ended December 31, 1996 could cause the Company's actual consolidated results in 1997 and thereafter to differ significantly from those expressed in any forward-looking statements contained herein.

Part II. Other Information
Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of share owners was held on Monday, April 21, 1997 in Wilmington, Delaware at which the following matters were submitted to a vote of the share owners of the Company:

(a) Votes cast for or withheld regarding the re-election of five Directors for terms expiring in 2000:

				       For             Withheld
				   -----------         ---------
     Howard G. Buffett             102,333,631         2,545,457
     Johnnetta B. Cole             104,195,279           683,809
     Claus M. Halle                104,194,734           684,354
     Jean-Claude Killy             104,196,557           682,531
     Henry A. Schimberg            104,188,800           690,288

     Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

     Term expiring in 1998         Term expiring in 1999
     ---------------------         ---------------------
     L. Phillip Humann             John L. Clendenin
     E. Neville Isdell             M. Douglas Ivester
     Scott L. Probasco, Jr.        John E. Jacob
     Francis A. Tarkenton          Summerfield K. Johnston, Jr.
				   Robert A. Keller

Part II. Other Information

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

								   Broker
      Proposal                For          Against      Abstain    Non-Votes
----------------------     ----------     ----------    -------    ----------
Approve the 1997 Stock
 Option Plan               94,693,833     10,062,147    127,421             -

Approve the Long-Term
 Incentive Plan           100,251,708        871,442    172,320     3,587,931

Approve the Executive
 Management Incentive
 Plan                      99,967,291      1,073,331    254,852     3,587,927

Approve Amendment to
 Certificate  of
 Incorporation to
 increase the
 authorized common
 shares and to affect
 the 3-for-1 stock
 split                    103,602,932      1,239,036     41,433            -

Ratify the Appointment
 of Independent
 Auditors                 104,682,252         89,465    111,684            -

Share-owners' proposal
 to create an
 independent nominating
 committee                 13,253,472     86,781,134  1,260,868    3,587,927

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit                                           Incorporated by Reference
Number             Description                        or Filed Herewith
-------    --------------------------------       --------------------------
3          Certificate of Incorporation,          Filed Herewith
	   as amended

12         Statements regarding computations      Filed Herewith
	   of ratios

27         Financial Data Schedule                Filed Herewith


(b)  Reports on Form 8-K:

During first-quarter 1997, the Company filed the following current reports on Form 8-K:

Date of Report                     Description
-----------------   ---------------------------------------------
December 31, 1996   Current report on Form 8-K filed January  31,
		    1997  reporting fourth-quarter and  full-year
		    1996 results of operations and a summary of key financial results

February 10, 1997   Press  release announcing completion  of  the
		    acquisition  of  Amalgamated Beverages  Great
		    Britain Limited filed February 24, 1997

February 10, 1997   Amendment, filed March 10, 1997, to item 7 of
		    8-K   dated  February  10,  1997,  filed   on
		    February   24,  1997,  to  include  financial
		    statements of business acquired and pro forma financial information

February 18, 1997   Press  release  announcing  proposed  3-for-1
		    stock  split  and amendment  to  articles  of
		    incorporation  to  increase  common   shares,
		    filed February 27, 1997

			    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			      COCA-COLA ENTERPRISES INC.
			      (Registrant)


Date:     May 8, 1997         --------------------------------
			      John R. Alm
			      Senior Vice President and
			      Chief Financial Officer
			      (On behalf of the Registrant and
			      as Principal Financial Officer)


Date:     May 8, 1997         --------------------------------
			      O. Michael Whigham
			      Vice President, Controller and
			      Chief Accounting Officer