Form 10-Q/A
period 1997-03-28
COCA COLA ENTERPRISES INC
filed 1997-05-12
CIK 804055

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                __________

                                Form 10-Q/A
                             (Amendment No. 1)

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

                               770-989-3000
             (Registrant's telephone number, including area code)
                               ____________

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


                              COCA-COLA ENTERPRISES INC.
                              (Registrant)


Date:     May 8, 1997         /s/ John R. Alm
                              --------------------------------
                              John R. Alm
                              Senior Vice President and
                              Chief Financial Officer
                              (On behalf of the Registrant and
                              as Principal Financial Officer)


Date:     May 8, 1997         /s/ O. Michael Whigham
                              --------------------------------
                              O. Michael Whigham
                              Vice President, Controller and
                              Chief Accounting Officer