Form 10-Q
period 1997-06-27
COCA COLA ENTERPRISES INC
filed 1997-08-08
CIK 804055

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended June 27, 1997

                                       or

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


      385,842,462 Shares of $1 par value common stock as of August 1, 1997

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                         FOR QUARTER ENDED JUNE 27, 1997




                                      INDEX



                                                                                            Page
                                                                                            ----
Part I     -  Item 1.   Financial Statements

              Condensed Consolidated Statements of Income for the Quarters
                 ended June 27, 1997 and June 28, 1996..................................     1

              Condensed Consolidated Statements of Income for the Six Months
                 ended June 27, 1997 and June 28, 1996..................................     2

              Condensed Consolidated Balance Sheets as of June 27, 1997
                 and December 31, 1996..................................................     3

              Condensed Consolidated Statements of Cash Flows for the Six Months
                 ended June 27, 1997 and June 28, 1996..................................     5

              Notes to Condensed Consolidated Financial Statements......................     6

Part I     -  Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........................    14

Part II    -  Item 6.   Exhibits and Reports on Form 8-K................................    23

Signatures..............................................................................    24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; in millions except per share data)



                                                                           QUARTER ENDED
                                                                 --------------------------------
                                                                    JUNE 27,           JUNE 28,
                                                                      1997               1996
                                                                 -------------      -------------

NET OPERATING REVENUES.....................................       $     2,905        $     2,016
Cost of sales..............................................             1,821              1,253
                                                                  -----------        -----------

GROSS PROFIT...............................................             1,084                763
Selling, delivery, and administrative expenses.............               774                578
                                                                  -----------        -----------

OPERATING INCOME...........................................               310                185
Interest expense, net......................................               127                 84
Other nonoperating expenses, net...........................                 1                  -
                                                                  -----------        -----------

INCOME BEFORE INCOME TAXES.................................               182                101
Income tax expense.........................................                71                 42
                                                                  -----------        -----------

NET INCOME.................................................               111                 59
Preferred stock dividends..................................                 -                  2
                                                                  -----------        -----------

NET INCOME APPLICABLE TO COMMON SHARE OWNERS...............       $       111        $        57
                                                                  ===========        ===========

AVERAGE COMMON SHARES OUTSTANDING..........................               384                370
                                                                  ===========        ===========

NET INCOME PER SHARE APPLICABLE TO COMMON SHARE OWNERS.....       $      0.29        $      0.15
                                                                  ===========        ===========




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited; in millions except per share data)



                                                                        SIX MONTHS ENDED
                                                                 -------------------------------
                                                                    JUNE 27,          JUNE 28,
                                                                      1997              1996
                                                                 -------------     -------------

NET OPERATING REVENUES.....................................       $     5,046       $     3,616
Cost of sales..............................................             3,162             2,223
                                                                  -----------       -----------

GROSS PROFIT...............................................             1,884             1,393
Selling, delivery, and administrative expenses.............             1,516             1,117
                                                                  -----------       -----------

OPERATING INCOME...........................................               368               276
Interest expense, net......................................               234               163
Other nonoperating expenses, net...........................                 6                 -
                                                                  -----------       -----------

INCOME BEFORE INCOME TAXES.................................               128               113
Income tax expense.........................................                50                47
                                                                  -----------       -----------

NET INCOME.................................................                78                66
Preferred stock dividends..................................                 2                 4
                                                                  -----------       -----------

NET INCOME APPLICABLE TO COMMON SHARE OWNERS...............       $        76       $        62
                                                                  ===========       ===========

AVERAGE COMMON SHARES OUTSTANDING..........................               381               375
                                                                  ===========       ===========

NET INCOME PER SHARE APPLICABLE TO COMMON SHARE OWNERS.....       $      0.20       $      0.17
                                                                  ===========       ===========




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)



                                                                           JUNE 27,         DECEMBER 31,
                              ASSETS                                         1997               1996
                                                                        -------------      -------------
                                                                         (Unaudited)
CURRENT
   Cash and cash investments, at cost approximating market.........      $        31        $        47
   Trade accounts receivable, less reserves of $49 and $45
     million, respectively.........................................            1,152                668
   Inventories:
     Finished goods................................................              342                221
     Raw materials and supplies....................................              134                 96
                                                                         -----------        -----------
                                                                                 476                317
   Current deferred income tax assets..............................              148                140
   Prepaid expenses and other current assets.......................              163                147
                                                                         -----------        -----------
       Total Current Assets........................................            1,970              1,319

PROPERTY, PLANT, AND EQUIPMENT
   Land ...........................................................              265                213
   Buildings and improvements......................................              958                860
   Machinery and equipment.........................................            4,035              3,558
                                                                         -----------        -----------
                                                                               5,258              4,631
   Less allowances for depreciation................................            2,072              1,881
                                                                         -----------        -----------
                                                                               3,186              2,750
   Construction in progress........................................              102                 62
                                                                         -----------        -----------
     Net Property, Plant, and Equipment............................            3,288              2,812

FRANCHISES AND OTHER NONCURRENT ASSETS, NET........................            9,610              7,103
                                                                         -----------        -----------

                                                                         $    14,868        $    11,234
                                                                         ===========        ===========




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In millions except share data)



                                                                               JUNE 27,         DECEMBER 31,
                  LIABILITIES AND SHARE-OWNERS' EQUITY                          1997                1996
                                                                            -------------      -------------
                                                                             (Unaudited)
CURRENT
   Accounts payable and accrued expenses...............................      $     1,840        $     1,199
   Current portion of long-term debt...................................            2,117                491
                                                                             -----------        -----------
       Total Current Liabilities.......................................            3,957              1,690

LONG-TERM DEBT, LESS CURRENT MATURITIES................................            5,129              4,814

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
   LONG-TERM OBLIGATIONS...............................................              849                699

LONG-TERM DEFERRED INCOME TAX LIABILITIES..............................            3,293              2,481

SHARE-OWNERS' EQUITY
   Preferred stock.....................................................                -                134
   Common stock, $1 par value - Authorized - 1,000,000,000 and
     500,000,000 shares, respectively; Issued - 441,950,209 and
     146,763,463 shares, respectively..................................              442                147
   Additional paid-in capital..........................................            1,303              1,434
   Reinvested earnings.................................................              301                237
   Cumulative effect of currency translations..........................              (23)                21
   Common stock in treasury, at cost (56,418,084 and
     21,328,590 shares, respectively)..................................             (383)              (423)
                                                                             -----------        -----------
       Total Share-Owners' Equity......................................            1,640              1,550
                                                                             -----------        -----------

                                                                             $    14,868        $    11,234
                                                                             ===========        ===========

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)


                                                                                       SIX MONTHS ENDED
                                                                              ---------------------------------
                                                                                 JUNE 27,            JUNE 28,
                                                                                   1997                1996
                                                                              -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income............................................................      $        78         $        66
   Adjustments to reconcile net income to net cash
     derived from operating activities:
       Depreciation......................................................              259                 176
       Amortization......................................................              171                 107
       Deferred income tax provision.....................................              (20)                 10
       Net changes in current assets and current liabilities.............             (288)                 41
       Additional nonoperating cash flows................................               63                  18
                                                                               -----------         -----------
   Net cash derived from operating activities............................              263                 418

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets.............................................             (416)               (350)
   Fixed asset sales.....................................................                9                   6
   Cash investments in bottling businesses, net of cash acquired.........           (1,023)               (144)
                                                                               -----------         -----------
   Net cash used in investing activities.................................           (1,430)               (488)

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt............................................            1,470                 315
   Payments on long-term debt............................................             (321)                (39)
   Cash dividend payments on common and preferred stock..................               (5)                 (6)
   Exercise of employee stock options....................................                7                   5
   Stock purchases for treasury..........................................                -                (183)
   Additional financing activities.......................................                -                  (6)
                                                                               -----------         -----------
   Net cash derived from financing activities............................            1,151                  86
                                                                               -----------         -----------

NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS.....................              (16)                 16
   Cash and cash investments at beginning of period......................               47                   8
                                                                               -----------         -----------

CASH AND CASH INVESTMENTS AT END OF PERIOD...............................      $        31         $        24
                                                                               ===========         ===========

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
   Acquisitions:
     Fair value of assets acquired.......................................      $     3,351         $       552
     Liabilities assumed.................................................           (1,338)               (235)
     Debt issued and assumed.............................................             (990)                (19)
     Equity issued.......................................................                -                (154)
                                                                               -----------         -----------
     Cash paid, net of cash acquired.....................................      $     1,023         $       144
                                                                               ===========         ===========

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

NOTE B - SEASONALITY OF BUSINESS

Operating results for the second quarter and first six months ended June 27, 1997 are not indicative of results that may be expected for the year ending December 31, 1997 because of business seasonality. This seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

NOTE C - ACQUISITIONS

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

The following table summarizes unaudited proforma financial information of the Company as if the 1996 and 1997 acquisitions of S.A. Beverage Sales Holding N.V., Coca-Cola Enterprises S.A. (formerly known as Coca-Cola Beverages S.A.), Coca-Cola Production S.A., Ouachita Coca-Cola Bottling Company, Inc. (Ouachita), Coca-Cola Bottling Company West, Inc., Grand Forks Coca-Cola Bottling Company, and ABGB, were completed effective January 1, 1996. The unaudited proforma financial information for the second quarter and six months ended June 27, 1997 and June 28, 1996 reflects adjustments for: (i) the repayment of assumed debt,
(ii) financing of the transactions at an interest cost of approximately 6.9% for the period January 1, 1997 through February 10, 1997 (ABGB acquisition date) and 7.5% for the second quarter and six months ended June 28, 1996, (iii) amortization of the value of the acquired franchise assets over 40 years, (iv) contractual changes to the business of certain of the acquired companies, and
(v) income tax effects of the foregoing (in millions except per share data):

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE C - ACQUISITIONS (Continued)

                                                               QUARTER ENDED                        SIX MONTHS ENDED
                                                        -----------------------------       -----------------------------
                                                            JUNE 27,        JUNE 28,           JUNE 27,        JUNE 28,
                                                             1997            1996                1997            1996
                                                        -------------   -------------       -------------   -------------

NET OPERATING REVENUES                                   $     2,905     $     2,879         $     5,212     $     5,080
Cost of sales                                                  1,821           1,813               3,275           3,186
                                                         -----------     -----------         -----------     -----------
GROSS PROFIT                                                   1,084           1,066               1,937           1,894
Selling, delivery, and administrative expenses                   774             786               1,572           1,524
                                                         -----------     -----------         -----------     -----------
OPERATING INCOME                                                 310             280                 365             370
Interest expense, net                                            127             146                 250             287
Other nonoperating expense (income), net                           1               1                   6              (6)
                                                         -----------     -----------         -----------     -----------
INCOME BEFORE INCOME TAXES                                       182             133                 109              89
Income tax expense                                                71              47                  43              33
                                                         -----------     -----------         -----------     -----------
NET INCOME                                                       111              86                  66              56
Preferred stock dividends                                          -               2                   2               5
                                                         -----------     -----------         -----------     -----------
PROFORMA NET INCOME APPLICABLE TO
   COMMON SHARE OWNERS                                   $       111     $        84         $        64     $        51
                                                         ===========     ===========         ===========     ===========

PROFORMA NET INCOME PER SHARE
   APPLICABLE TO COMMON SHARE OWNERS                     $      0.29     $      0.23         $      0.17     $      0.14
                                                         ===========     ===========         ===========     ===========


Pending Transactions:

On August 7, 1997, the Company announced its acquisition of The Coca-Cola Company's 48% interest in Coca-Cola Beverages Ltd. (Coke Canada) and their 49% interest in The Coca-Cola Bottling Company of New York, Inc. (Coke New York). In addition, the Company intends to make an offer to acquire the remaining shares of Coke Canada (52%) held by the public. The Company is seeking to acquire the stock of Coke New York currently held by private investors.

The total transaction value (purchase price, acquired debt, and preferred stock) for all ownership interests in Coke New York and Coke Canada is estimated to approximate $1.69 billion based on the expected cost of the remaining shares of Coke New York and the anticipated offer price for the public shares in Coke Canada, at current exchange rates. The Company is financing the acquisition through the issuance of debt. It is anticipated that all aspects of the transaction will close by the end of third-quarter 1997.

Coke Canada operates in all 10 Canadian provinces. Coke New York operates in the New York metropolitan area, certain other areas in the state of New York, and in parts of Connecticut, Massachusetts, New Hampshire, New Jersey, and Vermont.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE C - ACQUISITIONS (Continued)

On July 21, 1997, the Company announced the signing of a letter of understanding to acquire the Coca-Cola bottling operations in Luxembourg. The Company is acquiring the exclusive rights to manufacture and distribute products of The Coca-Cola Company in this territory for a transaction value (purchase price and acquired debt, net of cash acquired) of approximately $20 million, based on current exchange rates. As part of this transaction, the Company has agreed to sell and distribute Rosport water, a carbonated mineral water owned by the current Coca-Cola bottler. The proposed transaction is subject to certain conditions including negotiation of a definitive purchase agreement, approval by the Company's Board of Directors, and approval of any regulatory agencies. The Company intends to finance the acquisition through the issuance of debt. The transaction is expected to close by early 1998.

NOTE D - LONG-TERM DEBT

Long-term debt including current maturities consists of the following (in millions):

                                                                       JUNE 27,            DECEMBER 31,
                                                                         1997                  1996
                                                                    -------------         -------------

Commercial Paper, weighted average interest rates
   of 5.7% - 1997 and 5.5% - 1996..............................      $       897           $       648
Foreign-denominated loans, weighted average
   interest rates of 5.7% - 1997 and 3.4% - 1996...............            2,002                   370
6.50% Notes due 1997...........................................              300                   300
7.00% Notes due 1999...........................................              200                   200
7.875% Notes due 2002..........................................              500                   500
8.00% Notes due 2005...........................................              250                   250
8.50% Debentures due 2012......................................              250                   250
8.75% Debentures due 2017......................................                -                   142
8.35% Zero Coupon Notes due 2020 (net of unamortized
   discount of $1,637 and $1,649, respectively)................              295                   283
8.00% and 8.50% Debentures due 2022............................            1,000                 1,000
6.75% Debentures due 2023......................................              250                   250
6.95% and 7.00% Debentures due 2026............................              550                   550
6.70% Debentures due 2036......................................              300                   300
5.71% Notes due 2037...........................................              150                     -
Additional debt................................................              302                   262
                                                                     -----------           -----------
                                                                     $     7,246           $     5,305
                                                                     ===========           ===========

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to June 27, 1997 are as follows (in millions): 1998 - $2,117; 1999 - $70; 2000 - $204; 2001 - $4; and 2002 - $2,010.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





NOTE D - LONG-TERM DEBT (Continued)

The Company's commercial paper program is supported by a $1 billion short-term credit facility and a $1.5 billion long-term multicurrency revolving bank credit agreement maturing in November 2001. At June 27, 1997, approximately $979 million is outstanding under the long-term multicurrency credit agreement and $521 million of the outstanding commercial paper supported by this long-term agreement has been classified as maturing after one year. The Company has executed foreign currency swap agreements on approximately $819 million of its commercial paper borrowings and intends to renew these 30-day foreign currency swap agreements as they expire.

At June 27, 1997, the Company had available for issuance approximately $3 billion in registered debt securities under a registration statement with the Securities and Exchange Commission. After the July 1997 debt offering discussed below, availability approximates $2.3 billion.

At June 27, 1997 and December 31, 1996, the Company had approximately $1,023 million and $370 million, respectively, in short-term foreign currency-denominated loans. These short-term loans consist of notes payable due within one year and credit facilities. At June 27, 1997 and December 31, 1996, the Company's credit facilities with international banks total approximately $746 million and $736 million, of which $275 million and $370 million was outstanding, respectively.

On April 1, 1997, the Company redeemed the $142 million of 8.75% Debentures due April 1, 2017. The cost of $6 million under this redemption was included in results of operations as other nonoperating expense in first-quarter 1997.

In March 1997 the Company issued $150 million of 5.71% Notes due March 18, 2037. Holders of these Notes may require the Company to repay the notes after one year and each anniversary date thereafter. Additionally, in July 1997 the Company issued (i) $250 million of 6.375% Notes due August 1, 2001, (ii) $200 million of 6.625% Notes due August 1, 2004, and (iii) $300 million of 7.125% Debentures due August 1, 2017.

The multicurrency revolving bank credit agreement and the outstanding notes and debentures contain various provisions which, among other things, require the Company to maintain a defined leverage ratio and limit the incurrence of certain liens or encumbrances in excess of defined amounts. These requirements currently are not, and it is not anticipated they will become, restrictive on the Company's liquidity or capital resources.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE E - PREFERRED STOCK

In connection with the Ouachita acquisition, the Company issued shares of voting convertible preferred stock, Series A and Series B. As of June 27, 1997, all outstanding preferred stock had been converted into common stock.

During the first six months of 1997, the holders of Series A preferred stock converted 881,014 shares into 2,525,064 shares of common stock, completing the conversions of all issued shares of Series A preferred stock into 2,768,324 shares of common stock. Also during the first six months of 1997, the holders of Series B preferred stock converted 17 shares into 56 shares of common stock, completing the conversions of all issued shares of Series B preferred stock into 555,083 shares of common stock. Additional paid-in capital increased in the first six months of 1997 by approximately $95 million, the difference between the recorded value of the converted preferred stock and the cost of treasury stock issued. The decrease in treasury stock in the first six months of 1997 of approximately $40 million resulted from these conversions.

NOTE F - INCOME TAXES

The Company's effective tax rates for the first six months of 1997 and 1996 were 39% and 42%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                                   SIX MONTHS ENDED
                                                                ----------------------
                                                                 JUNE 27,     JUNE 28,
                                                                   1997        1996
                                                                ---------    ---------

     U.S. Federal statutory expense - 35%...................     $    45      $    39
     State expense, net of federal benefit..................           8            6
     Taxation of international operations, net..............          (6)           -
     Other, net.............................................           3            2
                                                                 -------      -------

                                                                 $    50      $    47
                                                                 =======      =======

NOTE G - STOCK-BASED COMPENSATION PLANS

An aggregate 249,000 and 1,094,000 shares of common stock were issued during the second quarter and first six months of 1997, respectively, from the exercise of stock options under the Company's various stock option plans.

In the first six months of 1997, the Company made grants of 3,723,000 stock performance-based options and 2,089,000 service-based options to certain executives and management employees. All options were granted at an exercise price equal to the fair market value of the stock on the grant date and expire ten years from the date of grant. Performance-based options vest either solely upon attainment of specified increases in the Company's common stock within five years from the date of grant or upon attainment of this stock performance criterion coupled with a period of continued employment of up to three years after the stock performance criterion has been met. Service-based options vest ratably over a three-year period.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE G - STOCK-BASED COMPENSATION PLANS (Continued)

The Company made additional grants in first-quarter 1997 of 7,500 stock options to each non-employee member of the Board of Directors. These options vest solely upon attainment of specified increases in the Company's common stock within five years from the date of grant.

In the first quarter of 1997, the Company made grants of 405,000 shares of restricted common stock to certain officers of the Company. These awards vest generally only upon attainment of specified increases in the market price of the Company's common stock within five years from the date of grant and after continued employment for a period of up to five years once the stock performance criterion has been met.

As of the end of the second quarter of 1997, the stock performance criterion had been achieved for all outstanding 1996 performance stock options and 1996 restricted stock awards, and for 1,418,000 of the 1997 performance stock options and for 162,000 of the 1997 restricted stock awards.

NOTE H - EARNINGS PER SHARE

On April 21, 1997, the Company's share owners approved an amendment to the Company's certificate of incorporation to increase the authorized common shares from 500 million to 1 billion and to effect a 3-for-1 stock split effective for share owners of record on May 1, 1997. As a result of the 3-for-1 stock split, common stock was adjusted to stated par value by an increase to common stock and a decrease to additional paid-in capital of $295 million. For periods prior to the effective date of the stock split, outstanding shares and per share data contained in this report have been restated to reflect the impact of the split.

In the first quarter of 1997, dividends in the amount of $0.025 per common share were declared for share owners of record on April 1, 1997. After the 3-for-1 stock split, quarterly dividends for share owners of record on July 1, 1997 were also declared in the amount of $0.025 per common share. Dividends are at the discretion of the Company's Board of Directors.

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", issued during first-quarter 1997, is effective for the year ended 1997 and subsequent periods. SFAS No. 128 modifies the method for calculations of net income per share applicable to common share owners and also requires a reconciliation between basic and diluted per share amounts. Early adoption of the statement prior to the end of 1997 is not allowed.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE H - EARNINGS PER SHARE (Continued)

The following table (in millions except per share data; per share data is calculated prior to rounding to millions) presents the effect of SFAS No. 128 as if this statement were adopted in the first quarter of 1997:

                                                                 QUARTER ENDED                   SIX MONTHS ENDED
                                                        -----------------------------      -----------------------------
                                                           JUNE 27,        JUNE 28,           JUNE 27,        JUNE 28,
                                                             1997            1996               1997            1996
                                                        -------------   -------------      -------------   -------------

NET INCOME..........................................     $       111     $        59        $        78     $        66
Preferred stock dividends...........................               -               2                  2               4
                                                         -----------     -----------        -----------     -----------
BASIC AND DILUTED NET INCOME APPLICABLE TO COMMON
   SHARE OWNERS.....................................     $       111     $        57        $        76     $        62
                                                         ===========     ===========        ===========     ===========
BASIC AVERAGE COMMON
   SHARES OUTSTANDING...............................             383             366                380             371
                                                         ===========     ===========        ===========     ===========
BASIC NET INCOME PER SHARE APPLICABLE
   TO COMMON SHARE OWNERS...........................     $      0.29     $      0.15        $      0.20     $      0.17
                                                         ===========     ===========        ===========     ===========
EFFECT OF DILUTIVE SECURITIES:
   Stock Compensation Awards........................              11               7                 10               6
                                                         -----------     -----------        -----------     -----------
DILUTED AVERAGE COMMON
   SHARES OUTSTANDING...............................             394             373                390             377
                                                         ===========     ===========        ===========     ===========
DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON
   SHARE OWNERS.....................................     $      0.28     $      0.15        $      0.20     $      0.16
                                                         ===========     ===========        ===========     ===========


NOTE I - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of bottle and can nonalcoholic refreshments. On June 27, 1997, the Company operated in 41 states (referred to as the "North American" territories), and Belgium, Great Britain, France, and the Netherlands (collectively referred to as the "European" territories).

Selected information by geographic territory follows (in millions):

                                                                          SIX MONTHS ENDED JUNE 27, 1997
                                                               ----------------------------------------------------
                                                                    NORTH
                                                                  AMERICAN          EUROPEAN*         CONSOLIDATED
                                                               -------------      -------------       -------------

Net operating revenues.....................................     $     3,640        $     1,406         $     5,046
                                                                ===========        ===========         ===========
Long-lived assets..........................................     $     8,522        $     4,376         $    12,898
                                                                ===========        ===========         ===========

     * European information presented includes short periods for the British bottler acquired in February 1997 and, therefore, is not indicative of full-year results.

The Company has no significant amounts of sales or transfers between our North American and European territories or of United States export sales.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE J - CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives involved in the manufacture of plastic bottles. The Company has guaranteed payment of up to $234 million of indebtedness owed by these manufacturing cooperatives to third parties. At June 27, 1997, these cooperatives had approximately $140 million of indebtedness guaranteed by the Company. The Company has also issued letters of credit aggregating approximately $107 million in connection with self-insurance programs.

The Company has been named as a potentially responsible party (PRP) for the costs of hazardous waste remediation at federal and state Superfund sites. Under current law, the Company's liability for clean-up of Superfund sites may be joint and several with other PRPs, regardless of the Company's use in relation to other users. As to any site where the Company may be liable, the Company has determined there are other PRPs who are financially solvent as well, and that any hazardous waste deposited by the Company is minimal when compared to amounts deposited by financially solvent PRPs. The Company believes any ultimate liability under these PRP designations will not have a materially adverse effect on its financial position, cash flows, or results of operations.

At June 27, 1997, there were five federal sites and one state site for which the Company's involvement or liability as a PRP was unresolved. In addition, there were 17 other federal and seven state sites at which it had been concluded the Company either had no responsibility, the ultimate liability amounts would be less than $100,000 or payments made to date by the Company would be sufficient to satisfy all liability of the Company.

NOTE K - SUBSEQUENT EVENTS

On July 31, 1997, the United Kingdom's income tax rate was reduced from 33% to 31% retroactively effective April 1, 1997. The impact of this rate change is a reduction of deferred tax liabilities associated with the Company's operations in the United Kingdom by approximately $58 million or $0.15 per common share. The effect of this deferred tax liability reduction will be shown as a credit in the income tax provision in the third quarter of 1997.

        Additionally, the Company anticipates an increase in performance-based stock compensation amortization expense of approximately $35 million ($0.05 per common share after tax) in the third quarter of 1997 from the acceleration of vesting assumptions on the Company's performance-based stock compensation plans. The Company's stock price has increased by approximately 35% in the month of July 1997.

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                BUSINESS SUMMARY

Coca-Cola Enterprises Inc. (the Company) is the world's largest marketer, distributor, and producer of bottled and canned liquid nonalcoholic refreshments. In the United States, we operate through exclusive and perpetual rights in franchise territories distributing approximately 58% of The Coca-Cola Company's bottle and can product sales. We are also the sole licensed bottler for products of The Coca-Cola Company in Belgium, Great Britain, the Netherlands, and most of France.

BUSINESS OBJECTIVES AND STRATEGIES

To ensure a continued focus on building share-owner value, we have defined the following objectives and strategies.

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

     - Integrating our international and domestic acquisitions to capitalize on opportunities in various markets and channels.

     - Structuring our compensation plans to help focus our employees on enhancing share-owner value.

Our primary financial objective is to deliver a superior investment return to our share owners. We strive to achieve this objective through the continued implementation and execution of the following key strategies:

     - Allocating resources appropriately between capital expenditures, investment in personnel and infrastructure, acquisitions, share repurchases, and debt repayment.

     - Maintaining a capital structure which maximizes our financial flexibility, given current investment opportunities.

     - Continuing to evaluate acquisition opportunities that will result in long-term value.

                                OPERATIONS REVIEW

OVERVIEW

Our second-quarter performance reflects our ability to maximize domestic performance in light of the highly competitive pricing environment in the United States combined with particularly strong performance by our European operations. Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, reached $524 million in the second quarter of 1997, 58% ahead of reported second-quarter 1996 results, and 9% above comparable second-quarter 1996 performance. Our performance in the first six months of 1997 leads us to believe our targeted 9% full-year 1997 growth in currency-neutral comparable cash operating profit is still attainable. The reported cash operating profit growth rate is affected by the significant number of acquisitions completed in 1996 and 1997.

We expect the full-year 1997 reported cash operating profit margin to improve compared to reported and comparable 1996 results. However, full-year 1997 pretax and net income margins should decline slightly from reported 1996 results because of the effect of incremental stock-based compensation expense and the financing costs of our pending acquisitions. Lower cost of sales per case combined with the decline in selling, delivery, and administrative costs as a percent of net revenues, generated higher second-quarter 1997 gross profit, operating income, and cash operating profit margins than those of comparable second-quarter 1996.

Consistent with our financial objectives discussed previously, we recently announced our intentions to acquire three bottling operations we believe will add long-term value for our share owners.

On August 7, 1997, the Company announced its acquisition of The Coca-Cola Company's 48% interest in Coca-Cola Beverages Ltd. (Coke Canada) and their 49% interest in The Coca-Cola Bottling Company of New York, Inc. (Coke New York). In addition, the Company intends to make an offer to acquire the remaining 52% of Coke Canada held by the public. The Company is seeking to acquire the stock of Coke New York currently held by private investors. It is anticipated that all aspects of this acquisition will close by the end of third-quarter 1997.

Additionally, on July 21, 1997, the Company announced the signing of a letter of understanding to acquire the Coca-Cola bottling operations in Luxembourg. The Company will acquire the exclusive rights to manufacture and distribute products of The Coca-Cola Company in this territory for a transaction value (purchase price and acquired debt, net of cash acquired) of approximately $20 million, based on current exchange rates. This transaction is expected to close by early 1998.

OPERATING PERFORMANCE

In the opinion of management, cash operating profit is one of the key standards for measuring our operating performance. Cash operating profit (COP) is used as a supplement to, and not an alternative to, operating income as an indicator of operating performance, or as an alternative to cash flows from operating activities as a measure of liquidity, both of which are defined and required by generally accepted accounting principles.

Management believes, due to the Company's significant acquisition activity in 1996 and 1997, comparable results are better indicators of current operating trends. Comparable operating results, including cash operating profit, are determined by adjusting reported performance for the following: (i) to include 1996 results of significant acquisitions for the same periods included in 1997 reported results, (ii) to exclude the first-quarter 1996 favorable supplier settlement, and (iii) to exclude the first-quarter 1997 charge for the early redemption of debentures. In addition to comparison adjustments for acquisitions and one-time items, volume information has also been adjusted for common fiscal periods.

The tables below summarize changes in key operating information on a reported and comparable basis for the second quarter of 1997 and the first six months of 1997.

------------------------------------------------------------------------------------------------------
                                          SECOND-QUARTER 1997                 SIX-MONTHS 1997
                                      ----------------------------     ----------------------------
                                       REPORTED        COMPARABLE       REPORTED        COMPARABLE
                                        CHANGE           CHANGE          CHANGE           CHANGE
------------------------------------------------------------------------------------------------------
   Cash Operating Profit:
        Consolidated                     58%               9%             43%               9%
        Currency-neutral                                  10%                              10%
------------------------------------------------------------------------------------------------------

Our strong second-quarter 1997 performance was led by our European group which exceeded the 9% consolidated growth. This confirmed our original expectations that the 1997 growth from our European territories would outpace our domestic operations. In line with our financial objectives, we have invested in our operations to expand our geographic and channel diversity to capitalize on opportunities in various markets and channels. In 1997, this diversity has been a key factor in our ability to deliver consistent growth especially given the highly competitive pricing environment in the United States.

VOLUME

------------------------------------------------------------------------------------------------------
                                          SECOND-QUARTER 1997                 SIX-MONTHS 1997
                                      ----------------------------     ----------------------------
                                       REPORTED        COMPARABLE       REPORTED        COMPARABLE
                                        CHANGE           CHANGE          CHANGE           CHANGE
------------------------------------------------------------------------------------------------------
   Physical Case Bottle and Can:
        Consolidated                     39%              2%              36%               6%
        North American Territories                        3%                                6%
        European Territories                             Flat                               4%
------------------------------------------------------------------------------------------------------

As expected, comparable second-quarter 1997 volume growth in our North American and European territories slowed significantly from first-quarter rates because of strong prior year results across our territories and unfavorable weather conditions in many locations during the second quarter of 1997.

The Domestic results were driven by growth in brands of The Coca-Cola Company with particularly strong increases in Sprite, Coca-Cola classic, Barq's, Nestea Cool, and the continued introduction of Surge. In the United States, can and 20-ounce packaging reflected the largest growth in cases during the second quarter of 1997. On a comparable basis, second-quarter 1997 volume in our European territories did not change significantly.

Our European operations represented 28% of the total physical case volume reported in the second quarter of 1997 compared to 4% of the reported volume in second-quarter 1996. In the first six months of 1997, the European territories represented 25% of the total bottle and can volume reported compared to 4% of the reported volume in the first six months of 1996. The 1997 year-to-date volume contribution from the European territories is lower than the second quarter 1997 contribution because the British bottler was purchased in February 1997. In the second half of 1997, the European territories' volume contribution is expected to approximate 28%.

NET OPERATING REVENUES AND COST OF SALES

------------------------------------------------------------------------------------------------------
                                          SECOND-QUARTER 1997                 SIX-MONTHS 1997
                                      ----------------------------     ----------------------------
                                       REPORTED        COMPARABLE       REPORTED        COMPARABLE
                                        CHANGE           CHANGE          CHANGE           CHANGE
------------------------------------------------------------------------------------------------------
   Net Operating Revenues                  44%                1%             40%                2%
------------------------------------------------------------------------------------------------------
   Net Revenues Per Case
   (Bottle and Can)                         4%          (1 1/2)%          2 1/2%              (2)%
------------------------------------------------------------------------------------------------------
   Cost of Sales Per Case
   (Bottle and Can)                     5 1/2%          (2 1/2)%              5%          (2 1/2)%
------------------------------------------------------------------------------------------------------

The Company's second-quarter and year-to-date 1997 net operating revenues reached $2.9 billion and $5 billion, respectively. In the second quarter of 1997, approximately 69% of total revenues were produced by our operations in North America with the remaining 31% generated by the Company's European group. Only 28% of total net operating revenues for the first half of 1997 was generated by our European operations because the British bottler was not acquired until February 10, 1997. The decline in comparable second-quarter 1997 net revenues per case is a reflection of the highly competitive pricing environment in North America, a continuation from first-quarter 1997.

The unfavorable effect from currency translations contributed one percentage point to the comparable quarterly and year-to-date decreases in net revenues per case and cost of sales per case.

The decreases in comparable cost of sales per case for both the second quarter and first six months of 1997 result from cost decreases in packaging and high fructose corn syrup. Reported cost of sales per case increased for the first six months of 1997 and second-quarter 1997 primarily due to the higher net pricing and packaging and ingredient costs for the Company's European operations.

EARNINGS PER SHARE

At the April 21, 1997 annual meeting of share owners, a 3-for-1 stock split was approved for share owners of record on May 1, 1997 and authorized common shares were increased from 500 million to 1 billion.

In second-quarter 1997, the Company generated net earnings from operations of $0.29 per common share as compared to reported and comparable second-quarter 1996 earnings of $0.15 per common share and $0.23 per common share, after adjusting for the 1997 3-for-1 stock split. The growth in second-quarter 1997 earnings per share is a result of favorable operating performance combined with lower net interest expense.

In the first half of 1997, the Company produced net earnings from operations of $0.20 per common share compared to reported year-to-date 1996 results, adjusted for the 3-for-1 stock split, of $0.17 per common share. Six-month 1997 earnings per share include (i) a first-quarter one-time charge of $6 million ($0.01 per common share after tax) for the redemption of $142 million in 8.75% Debentures due 2017 and (ii) an increase in noncash selling, delivery, and administrative expenses for certain stock-based compensation plans because the market price of the Company's stock increased approximately 25% in first-quarter 1997.

We do not believe currency exchange rates will have a significant impact on our reported full-year 1997 earnings per share. Our currency risk is generally limited to translation risk because we expect to reinvest cash flows from international operations back into those local operations or use them to reduce local indebtedness. Additionally, we have financed our international acquisitions with currency hedged or foreign denominated debt to limit our translation risk exposure.

SELLING, DELIVERY, AND ADMINISTRATIVE

In second-quarter 1997, consolidated selling, delivery, and administrative expenses as a percent of net operating revenues declined slightly from comparable second-quarter 1996 results. Year-to-date 1997 selling, delivery, and administrative expenses as a percent of net operating revenues reflected a slight increase over the same comparable prior-year period. The increase is due to the incremental costs associated with stock-based compensation reported in the first quarter of 1997.

INTEREST EXPENSE

Second-quarter 1997 net interest expense increased significantly from reported second-quarter 1996 levels due to the higher average debt balances resulting from the 1996 and 1997 acquisitions. The weighted average interest rate for the second quarter of 1997 was 6.9% compared to 7.2% for full-year 1996 and 7.4% in the second quarter of 1996.

Our second-quarter 1997 interest expense was $127 million compared to $146 million in comparable second-quarter 1996 results. This difference is primarily attributable to the actual weighted average cost of debt of 6.9% compared to the assumed 7.5% weighted average cost of debt used in computing comparable second-quarter 1996 results.

INCOME TAX EXPENSE

The Company's effective tax rates for the second quarter of 1997 and 1996 were 39% and 42%, respectively. The reduction in the Company's second-quarter 1997 effective tax rate is a result of the favorable effect of our expanded operations in Europe combined with current expectations for higher pretax profits in 1997.

CURRENT EVENTS

On July 31, 1997, the United Kingdom's income tax rate was reduced from 33% to 31% retroactively effective April 1, 1997. The impact of this rate change is a reduction of deferred tax liabilities associated with the Company's operations in the United Kingdom by approximately $58 million or $0.15 per common share. The effect of this deferred tax liability reduction will be shown as a credit in the income tax provision in the third quarter of 1997.

The Company's market price of its common stock has increased by approximately 35% in the month of July 1997. The Company anticipates an additional increase in performance-based stock compensation amortization expense of approximately $35 million ($0.05 per common share after tax) in the third quarter of 1997 from the acceleration of vesting assumptions on the Company's performance-based stock compensation plans.

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

For long-term financing needs, we have available approximately $2.3 billion in debt securities for issuance under a registration statement with the Securities and Exchange Commission. We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program. Additionally, we have a $1.5 billion multicurrency revolving bank credit agreement maturing in November 2001 and a $1 billion short-term credit facility. An aggregate $897 million in commercial paper borrowings and $979 million in foreign-denominated borrowings supported by these agreements was outstanding at June 27, 1997. We also have short-term foreign-denominated credit facilities aggregating $746 million for our international operations, of which $275 million was outstanding at June 27, 1997.

At the end of second-quarter 1997, the Company's debt portfolio was 56% fixed rate debt and 44% floating rate debt. The majority of the floating rate debt is in foreign-denominated debt. The Company intends to continue to refinance borrowings under its commercial paper program and its foreign-denominated credit facilities with longer-term fixed and floating rate financings. Additionally, we anticipate our debt portfolio to become more fixed as we execute fixed rate, longer-term debt to replace the short-term floating rate debt currently used to finance most of our recent international acquisitions.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments decreased $16 million during the first half of 1997. Our principal sources of cash for the first half of 1997 consisted of those provided by operations of $263 million and proceeds from the issuance of debt aggregating $1.5 billion. Our primary uses of cash were for capital expenditures totaling $416 million, long-term debt payments totaling $321 million, and acquisitions of bottling businesses for a cash cost, net of cash acquired, of approximately $1 billion.

Operating Activities: Operating activities resulted in $263 million of net cash provided during the first half of 1997 in comparison to $418 million provided by operations in second-quarter 1996. The higher depreciation expense in 1997 results from the effects of increased capital spending and the effects of the 1996 and 1997 acquisitions. Increased amortization reflects increased franchise amortization as a result of acquisitions and increased amortization of performance-based restricted stock and stock options resulting from performance of the Company's stock.

Investing Activities: Consistent with the increase in our first-quarter 1997 capital expenditures, the Company continues to expect full-year 1997 capital expenditures to increase over full-year 1996. Full-year 1997 capital expenditures are expected to be between $800 million and $900 million, excluding any affects relating to the current pending acquisitions. This increase is primarily attributable to the capital investments expected to be made by our international operations.

Financing Activities: In February 1997 the Company purchased the Great Britain bottler for a purchase price of approximately $2 billion. The acquisition was initially financed through a combination of sellers' notes and short-term borrowings. The Company expects to refinance portions of these borrowings with longer-term fixed and floating rate financings.

In the first quarter of 1997, the Company issued $150 million of 5.71% Notes due March 18, 2037. Holders of these Notes may require the Company to repay the notes after one year and every year thereafter.

Subsequent to the second quarter of 1997, the Company issued (i) $250 million of 6.375% Notes due August 1, 2001, (ii) $200 million of 6.625% Notes due
August 1, 2004, and (iii) $300 million of 7.125% Debentures due August 1, 2017.

                            FINANCIAL POSITION REVIEW

Overall, the Company's increase in total assets and total liabilities from December 31, 1996 to June 27, 1997 is primarily attributable to the acquisition of the British bottler. The increase in franchises and other noncurrent assets is also a direct result of the franchise asset acquired in the acquisition of the British bottler. The increase in property, plant, and equipment results from capital expenditures of approximately $416 million in the first half of 1997 and the acquisition of the British bottler. The increase in long-term debt and the increase in deferred income taxes also results from the acquisition of the British bottler. As a result of the 3-for-1 stock split, common stock was adjusted to stated par value by an increase to common stock and a decrease to additional paid-in capital of $295 million.

Activities in currency markets resulted in a decrease in the cumulative translation adjustment of $44 million in the first half of 1997. As currency exchange rates fluctuate, translation of the statements of income for our international businesses into U.S. dollars will affect the comparability of revenues and expenses between periods. During the first half of 1996, the Company primarily operated in U.S. dollars and the Dutch florin and in 1997, the Company operates in a multicurrency environment.

                         KNOWN TRENDS AND UNCERTAINTIES

YEAR 2000 COMPUTER CONVERSION

The Company has been in the process of identifying the business issues that will arise with the upcoming arrival of the year 2000 that may directly impact information systems. Many information system applications process dates in application software and data files based on storing two digits for the year of a transaction rather than a full four digits. Most of these information systems do not incorporate specific logic for addressing dates in the year 2000. Information systems and other control systems/processes that do not take into account the year 2000 may not operate appropriately.

We have identified a team of professionals with the responsibility for addressing business issues relating to the year 2000 conversion. This team includes company employees and individuals outside the Company with appropriate professional experience. We have not quantified the anticipated costs of this project or our exposure for any contingencies associated with implementation issues.

ACCOUNTING DEVELOPMENTS

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was issued during the first quarter of 1997 and is effective for the year ending December 31, 1997. Earlier application of the statement is not permitted. The statement modifies the method of calculating net income per share applicable to common share owners and also requires a reconciliation in the footnotes to the financial statements between basic and diluted per-share amounts. This statement is not expected to have a material impact on the Company's net income per share applicable to common share owners.

The Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income", during June 1997. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, although early adoption is permitted. This statement requires that companies present a total for comprehensive income in a financial statement. Comprehensive income includes both net income and items of other comprehensive income such as currency translation adjustments. The Company is in the process of evaluating the manner by which this statement will be adopted. This statement is not expected to have a material impact on the Company's financial statements.

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which is effective beginning in fiscal year 1998, but may be adopted earlier. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate operating information is available and is evaluated regularly by management. The statement also requires the disclosure of certain information about the countries in which the enterprise earns revenue and holds assets and about major customers. The adoption of SFAS No. 131 did not have a material impact on the Company. The Company operates in one reportable segment: the marketing, distribution, and production of bottle and can nonalcoholic refreshments.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements involving risks and uncertainties. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans, and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect 1997 results are lower than expected net pricing resulting from marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from our franchise companies, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment expenditures, and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 27 of the Company's annual report on Form 10-K for the year ended
December 31, 1996.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

   Exhibit                                                        Incorporated by Reference
   Number                         Description                          or Filed Herewith
--------------   --------------------------------------------   -----------------------------
     12          Statements regarding computations of ratios    Filed Herewith

     27          Financial Data Schedule                        Filed Herewith

(b)  Reports on Form 8-K:

During second-quarter 1997, the Company filed the following current reports on Form 8-K:

  Date of Report                             Description
------------------  ------------------------------------------------------------
April 1, 1997       Press release announcing first-quarter 1997 noncash expenses related to certain stock-based compensation plans and the
                    early redemption of certain debentures, filed April 7, 1997

April 1, 1997       Correction to Form 8-K filed April 7, 1997, original filing omitted signature

April 15, 1997      Condensed consolidated statements of operations and balance sheet (unaudited) of the Company, filed on April 29, 1997, reporting results of operations and financial position for the first quarter of 1997

May 27, 1997        Press release announcing the signing of a letter of intent to purchase Coca-Cola Beverages Ltd. and The Coca-Cola
                    Bottling Company of New York, filed May 27, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COCA-COLA ENTERPRISES INC.
                                       (Registrant)



Date:    August 7, 1997                /s/ John R. Alm
                                       --------------------------------
                                       John R. Alm
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (On behalf of the Registrant and
                                       as Principal Financial Officer)



Date:    August 7, 1997                /s/ O. Michael Whigham
                                       --------------------------------
                                       O. Michael Whigham
                                       Vice President, Controller and
                                       Chief Accounting Officer