Form 10-Q
period 1997-09-26
COCA COLA ENTERPRISES INC
filed 1997-11-07
CIK 804055

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 26, 1997

                                       or

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

   386,270,533  SHARES OF $1 PAR VALUE COMMON STOCK AS OF NOVEMBER 3, 1997

===============================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 26, 1997




                                      INDEX

                                                                           Page
                                                                           ----
Part I   -   Item 1.   Financial Statements

             Condensed Consolidated Statements of Income for the
                Quarters ended September 26, 1997 and September 27, 1996..  1

             Condensed Consolidated Statements of Income for the Nine
                Months ended September 26, 1997 and September 27, 1996....  2

             Condensed Consolidated Balance Sheets as of September 26,
                1997 and December 31, 1996................................  3

             Condensed Consolidated Statements of Cash Flows for the Nine
                Months ended September 26, 1997 and September 27, 1996....  5

             Notes to Condensed Consolidated Financial Statements.........  6

Part I   -   Item 2.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.............. 14

Part II  -   Item 1.   Legal Proceedings.................................. 22

Part II  -   Item 6.   Exhibits and Reports on Form 8-K................... 23

Signatures................................................................ 24

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                           QUARTER ENDED
                                                   -----------------------------
                                                   SEPTEMBER 26,   SEPTEMBER 27,
                                                       1997            1996
                                                   -------------   -------------

NET OPERATING REVENUES ...........................    $3,183          $2,187
Cost of sales ....................................     2,017           1,363
                                                      ------          ------

GROSS PROFIT .....................................     1,166             824
Selling, delivery, and administrative expenses ...       939             667
                                                      ------          ------

OPERATING INCOME .................................       227             157
Interest expense, net ............................       143              90
Other nonoperating expenses, net .................         -               1
                                                      ------          ------

INCOME BEFORE INCOME TAXES .......................        84              66
Income tax expense before rate change benefit ....        30              27
Income tax rate change benefit ...................       (58)              -
                                                      ------          ------

NET INCOME .......................................       112              39
Preferred stock dividends ........................         -               2
                                                      ------          ------

NET INCOME APPLICABLE TO COMMON SHARE OWNERS .....    $  112          $   37
                                                      ======          ======

AVERAGE COMMON SHARES OUTSTANDING ................       386             373
                                                      ======          ======

NET INCOME PER SHARE APPLICABLE TO COMMON SHARE
  OWNERS .........................................    $ 0.29          $ 0.10
                                                      ======          ======




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                        NINE MONTHS ENDED
                                                  -----------------------------
                                                  SEPTEMBER 26,   SEPTEMBER 27,
                                                      1997            1996
                                                  -------------   -------------


NET OPERATING REVENUES ..........................    $8,229          $5,803
Cost of sales ...................................     5,179           3,586
                                                     ------          ------

GROSS PROFIT ....................................     3,050           2,217
Selling, delivery, and administrative expenses ..     2,455           1,784
                                                     ------          ------

OPERATING INCOME ................................       595             433
Interest expense, net ...........................       377             253
Other nonoperating expenses, net ................         6               1
                                                     ------          ------

INCOME BEFORE INCOME TAXES ......................       212             179
Income tax expense before rate change benefit ...        80              74
Income tax rate change benefit ..................       (58)              -
                                                     ------          ------

NET INCOME ......................................       190             105
Preferred stock dividends .......................         2               6
                                                     ------          ------

NET INCOME APPLICABLE TO COMMON SHARE OWNERS ....    $  188          $   99
                                                     ======          ======

AVERAGE COMMON SHARES OUTSTANDING ...............       382             374
                                                     ======          ======

NET INCOME PER SHARE APPLICABLE TO COMMON SHARE
  OWNERS ........................................    $ 0.49          $ 0.26
                                                     ======          ======




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                   SEPTEMBER 26,    DECEMBER 31,
                                ASSETS                 1997             1996
                                                   -------------   -------------
                                                    (Unaudited)

CURRENT
   Cash and cash investments, at cost
     approximating market .......................     $    59         $    47
   Trade accounts receivable, less reserves
     of $59 and $45 million, respectively .......       1,128             668

   Inventories:
     Finished goods .............................         348             221
     Raw materials and supplies .................         153              96
                                                      -------         -------
                                                          501             317
   Current deferred income tax assets ...........         148             140
   Prepaid expenses and other current assets ....         217             147
                                                      -------         -------
       Total Current Assets .....................       2,053           1,319

PROPERTY, PLANT, AND EQUIPMENT
   Land .........................................         294             213
   Buildings and improvements ...................       1,056             860
   Machinery and equipment ......................       4,419           3,558
                                                      -------         -------
                                                        5,769           4,631
   Less allowances for depreciation .............       2,203           1,881
                                                      -------         -------
                                                        3,566           2,750
   Construction in progress .....................         121              62
                                                      -------         -------
     Net Property, Plant, and Equipment .........       3,687           2,812

FRANCHISES AND OTHER NONCURRENT ASSETS, NET .....      11,732           7,103
                                                      -------         -------

                                                      $17,472         $11,234
                                                      =======         =======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                   SEPTEMBER 26,    DECEMBER 31,
        LIABILITIES AND SHARE-OWNERS' EQUITY           1997            1996
                                                   -------------   -------------
                                                    (Unaudited)

CURRENT
   Accounts payable and accrued expenses ..........   $ 2,070         $ 1,199
   Current portion of long-term debt ..............     1,571             491
                                                      -------         -------
       Total Current Liabilities ..................     3,641           1,690

LONG-TERM DEBT, LESS CURRENT MATURITIES ...........     7,108           4,814

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
   LONG-TERM OBLIGATIONS ..........................       890             699

LONG-TERM DEFERRED INCOME TAX LIABILITIES .........     4,070           2,481

SHARE-OWNERS' EQUITY
   Preferred stock ................................         -             134
   Common stock, $1 par value -
     Authorized - 1,000,000,000 and 500,000,000
      shares respectively;
     Issued - 442,511,347 and 146,763,463 shares,
      respectively ................................       442             147
   Additional paid-in capital .....................     1,353           1,434
   Reinvested earnings ............................       403             237
   Cumulative effect of currency translations .....       (52)             21
   Common stock in treasury, at cost
     (56,418,084 and 21,328,590 shares,
      respectively) ...............................      (383)           (423)
                                                      -------         -------
       Total Share-Owners' Equity .................     1,763           1,550
                                                      -------         -------

                                                      $17,472         $11,234
                                                      =======         =======

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)

                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 26,   SEPTEMBER 27,
                                                       1997            1996
                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income ....................................    $   190         $   105
   Adjustments to reconcile net income to net
     cash derived from operating activities:
       Depreciation ..............................        402             279
       Amortization ..............................        288             173
       Deferred income tax provision (benefit) ...        (85)              5
       Net changes in current assets and current
         liabilities .............................       (196)            113
       Additional nonoperating cash flows ........         60              26
                                                      -------         -------
   Net cash derived from operating activities ....        659             701

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of fixed assets .....................       (659)           (456)
   Fixed asset sales .............................         16              15
   Cash investments in bottling businesses,
     net of cash acquired ........................     (1,986)           (681)
                                                      -------         -------
   Net cash used in investing activities .........     (2,629)         (1,122)

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of long-term debt ....................      3,258             768
   Payments on long-term debt ....................     (1,267)           (141)
   Cash dividend payments on common and
     preferred stock .............................        (14)             (9)
   Exercise of employee stock options ............         10               7
   Stock purchases for treasury ..................          -            (183)
   Additional financing activities ...............         (5)             (3)
                                                      -------         -------
   Net cash derived from financing activities ....      1,982             439
                                                      -------         -------

NET INCREASE IN CASH AND CASH INVESTMENTS ........         12              18
   Cash and cash investments at beginning
     of period ...................................         47               8
                                                      -------         -------

CASH AND CASH INVESTMENTS AT END OF PERIOD .......    $    59         $    26
                                                      =======         =======

SUPPLEMENTAL NONCASH INVESTING AND
FINANCING ACTIVITIES:
   Acquisitions:
     Fair value of assets acquired ...............    $ 6,167         $ 2,292
     Debt issued and assumed .....................     (1,620)           (586)
     Other liabilities assumed ...................     (2,561)           (871)
     Equity issued ...............................          -            (154)
                                                      -------         -------
     Cash paid, net of cash acquired .............    $ 1,986         $   681
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

NOTE B - SEASONALITY OF BUSINESS

Operating results for the third quarter and nine months ended September 26, 1997 are not indicative of results that may be expected for the year ending December 31, 1997 because of business seasonality. This seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

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

On August 7, 1997, the Company acquired The Coca-Cola Company's 48% interest in Coca-Cola Beverages Ltd. (Coke Canada) and increased its ownership interest in The Coca-Cola Bottling Company of New York, Inc. (Coke New York) to 53% by acquiring The Coca-Cola Company's 49% interest in Coke New York. In September 1997 the Company acquired the remaining shares of Coke Canada held by the public. The Company is seeking to acquire the remaining shares of Coke New York currently held by private investors.

The total transaction value (purchase price, acquired debt, and preferred stock) for all ownership interests in Coke New York and Coke Canada is estimated to approximate $1.69 billion including the anticipated cost of the remaining Coke New York shares. The Company has financed the acquisition through the issuance of debt. It is anticipated that all aspects of the transaction will close by the end of 1997.

Coke Canada operates in parts of all 10 Canadian provinces. Coke New York operates in the New York metropolitan area, certain other areas in the state of New York, and in parts of Connecticut, Massachusetts, New Hampshire, New Jersey, and Vermont.

                           Coca-Cola Enterprises Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


NOTE C - ACQUISITIONS (CONTINUED)

The following table summarizes unaudited pro forma financial information of the Company as if the 1996 and 1997 acquisitions of S.A. Beverage Sales Holding N.V., Coca-Cola Enterprises S.A. (formerly known as Coca-Cola Beverages S.A.), Coca-Cola Production S.A., Ouachita Coca-Cola Bottling Company, Inc. (Ouachita), Coca-Cola Bottling Company West, Inc., Grand Forks Coca-Cola Bottling Company, ABGB, Coke Canada, and Coke New York, were completed effective January 1, 1996.

The unaudited pro forma financial information reflects adjustments for: (i) the repayment of certain assumed debt, (ii) financing of the transactions at an estimated financing cost for each acquisition, (iii) amortization of the value of the acquired franchise assets over 40 years, (iv) contractual changes to the business of certain of the acquired companies, and (v) income tax effects of the foregoing (in millions except per share data):


                          QUARTER ENDED                 NINE MONTHS ENDED
                   -----------------------------   -----------------------------
                   SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,   SEPTEMBER 27,
                       1997            1996            1997            1996
                   -------------   -------------   -------------   -------------

NET OPERATING
   REVENUES            $3,327          $3,134          $9,328          $8,973
Cost of sales           2,112           1,978           5,893           5,672
                       ------          ------          ------          ------
GROSS PROFIT            1,215           1,156           3,435           3,301
Selling, delivery,
   and
   administrative
   expenses               989             958           2,847           2,755
                       ------          ------          ------          ------
OPERATING INCOME          226             198             588             546
Interest expense,
   net                    153             168             456             508
Other nonoperating
   expense
   (income), net            8               1               8              (1)
                       ------          ------          ------          ------
INCOME BEFORE
   INCOME TAXES            65              29             124              39
Income tax expense
   before rate
   change benefit          22              15              46              17
Income tax rate
   change benefit         (58)              -             (58)              -
                       ------          ------          ------          ------
NET INCOME                101              14             136              22
Preferred stock
   dividends                -               2               2               8
                       ------          ------          ------          ------
PRO FORMA NET
   INCOME APPLICABLE
   TO COMMON SHARE
   OWNERS              $  101          $   12          $  134          $   14
                       ======          ======          ======          ======

PRO FORMA NET
   INCOME PER SHARE
   APPLICABLE TO
   COMMON SHARE
   OWNERS              $ 0.26          $ 0.03          $ 0.35          $ 0.04
                       ======          ======          ======          ======

OTHER PRO FORMA
   OPERATING DATA:
   Depreciation        $  147          $  140          $  451          $  411
   Amortization           122             100             334             284

                         Coca-Cola Enterprises Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


NOTE C - ACQUISITIONS (CONTINUED)

Pending Transaction - On July 21, 1997, the Company announced the signing of a letter of understanding to acquire the Coca-Cola bottling operations in Luxembourg. The Company is acquiring the exclusive rights to manufacture and distribute products of The Coca-Cola Company in this territory for a transaction value (purchase price and acquired debt, net of cash acquired) of approximately $20 million. The proposed transaction is subject to certain conditions including negotiation of a definitive purchase agreement, and approval by regulatory agencies. The Company intends to finance the acquisition through the issuance of debt. The transaction is expected to close in early 1998.

NOTE D - LONG-TERM DEBT

Long-term debt including current maturities consists of the following (in millions):

                                                     SEPTEMBER 26,  DECEMBER 31,
                                                         1997           1996
                                                     ------------- -------------

Commercial Paper, weighted average interest rate
   of 5.5% .........................................    $  562        $  648
British pound sterling loans payable, weighted
   average interest rate of 6.9% ...................     1,702             -
Canadian dollar loans payable, weighted average
   interest rate of 4% .............................       902             -
6.50% Notes due 1997 ...............................       300           300
7.00% Notes due 1999 ...............................       200           200
6.375% Notes due 2001 ..............................       250             -
7.875% Notes due 2002 ..............................       500           500
6.625% Notes due 2004 ..............................       200             -
8.00% Notes due 2005 ...............................       250           250
8.50% Debentures due 2012 ..........................       250           250
8.75% Debentures due 2017 ..........................         -           142
7.125% Debentures due 2017 .........................       300             -
8.35% Zero Coupon Notes due 2020
   (net of unamortized discount of
   $1,631 and $1,649, respectively) ................       301           283
8.00% and 8.50% Debentures due 2022 ................     1,000         1,000
6.75% Debentures due 2023 ..........................       250           250
6.95% and 7.00% Debentures due 2026 ................       550           550
6.70% Debentures due 2036 ..........................       300           300
5.71% Notes due 2037 ...............................       150             -
Additional debt ....................................       712           632
                                                        ------        ------
                                                        $8,679        $5,305
                                                        ======        ======

                         Coca-Cola Enterprises Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


NOTE D - LONG-TERM DEBT (CONTINUED)

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to September 26, 1997 are as follows (in millions): 1998 - $1,571; 1999 - $67; 2000 - $205; 2001 - $255; and 2002 - $2,001.

At September 26, 1997, the Company's outstanding commercial paper and approximately $938 million of the outstanding British pound sterling loans are supported by a $1.5 billion long-term multicurrency revolving bank credit agreement maturing in November 2001 and have been classified as maturing after one year. The Company's loans denominated in Canadian dollars represent amounts outstanding under annually revolving credit facilities with a total amount available of up to $1,070 million. Because the Company has the option to convert these credit facilities to a five-year term loan, amounts outstanding have been classified as maturing after one year.

The Company has executed foreign currency swap agreements on its commercial paper borrowings and intends to renew these short-term foreign currency swap agreements as they expire.

At September 26, 1997 and December 31, 1996, the Company had approximately $337 million and $370 million, respectively, outstanding under various short-term credit facilities. At September 26, 1997 and December 31, 1996, the Company had $1,549 million and $736 million, respectively, available under these short-term credit facilities.

At September 26, 1997, the Company had available for issuance approximately $2.3 billion in registered debt securities under a registration statement with the Securities and Exchange Commission. On September 25, 1997, the Company registered debt securities of $2.5 billion under a European Medium Term Note Program with the Luxembourg Stock Exchange; on September 30, 1997 the Company issued $500 million in 6.625% Notes due September 30, 2002 under this program.

On April 1, 1997, the Company redeemed the 8.75% Debentures due April 1, 2017 aggregating $142 million. Early redemption costs of $6 million were included in results of operations as an other nonoperating expense in first-quarter 1997.

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

                         Coca-Cola Enterprises Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

NOTE E - PREFERRED STOCK

In 1996 the Company issued two types of shares of convertible preferred stock as consideration in the Ouachita acquisition. During the first six months of 1997, holders of Series A preferred stock converted 881,014 shares into 2,525,064 shares of common stock, completing the conversion of all issued shares of Series A preferred stock into 2,768,324 shares of common stock. In the first quarter of 1997, holders of Series B preferred stock converted 17 shares into 56 shares of common stock, completing the conversion of all issued shares of Series B preferred stock into 555,083 shares of common stock. As a result of these conversions, additional paid-in capital increased by approximately $95 million and treasury stock decreased by approximately $40 million.

NOTE F - INCOME TAXES

The Company's effective tax rates for the first nine months of 1997 and 1996 were 38% and 41%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision, before the impact of the United Kingdom income tax rate change discussed below, follows (in millions):

                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 26,   SEPTEMBER 27,
                                                       1997            1996
                                                   -------------   -------------

U.S. Federal statutory expense - 35% .............      $74             $62
State expense, net of federal benefit ............       18              11
Taxation of international operations, net ........      (16)             (1)
Other, net .......................................        4               2
                                                        ---             ---

                                                        $80             $74
                                                        ===             ===

On July 31, 1997, the United Kingdom's income tax rate was reduced from 33% to 31% retroactive to April 1, 1997. This rate change reduced deferred tax liabilities associated with the Company's United Kingdom operations by approximately $58 million. This deferred tax liability reduction was recognized as a credit to income tax expense ($0.15 per common share) in the third quarter of 1997.

NOTE G - STOCK-BASED COMPENSATION PLANS

An aggregate 626,000 and 1,720,000 shares of common stock were issued during the third quarter and first nine months of 1997, respectively, from the exercise of stock options.

During 1997 the Company granted 3,775,000 performance-based stock options and 2,091,000 service-based stock options to certain executive and management level employees. All options were granted at an exercise price equal to the fair market value of the stock on the grant date and expire ten years from the date of grant. Performance-based options vest either solely upon attainment of specified increases in the Company's common stock within five years from the

                         Coca-Cola Enterprises Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


NOTE G - STOCK-BASED COMPENSATION PLANS (CONTINUED)

date of grant or, in certain cases, after a period of continued employment for up to three years after the stock performance criterion has been met. Service-based options vest ratably over a three-year period.

Additionally in 1997, the Company made grants of 7,500 stock options to each non-employee member of the Board of Directors. These stock options vest solely upon attainment of specified increases in the market value of the Company's common stock within five years from the date of grant.

Also in 1997, the Company made grants of 405,000 shares of restricted common stock to certain executive officers of the Company. These awards vest generally only upon attainment of specified increases in the market price of the Company's common stock within five years from the date of grant and after continued employment for a period of up to five years after the stock performance criterion has been met.

As of the end of the third quarter of 1997, the stock performance criterion had been achieved for 2,908,000 of the 1997 performance-based stock options and for 324,000 of the 1997 restricted stock awards. All stock performance criterion for outstanding 1996 performance stock options and 1996 restricted stock awards had been achieved as of September 26, 1997.

NOTE H - EARNINGS PER SHARE

On April 21, 1997, the Company's share owners approved an amendment to the Company's certificate of incorporation to increase authorized common shares from 500 million to 1 billion and to effect a 3-for-1 stock split with no change in par values, effective for share owners of record on May 1, 1997. To reflect the split, common stock was increased and additional paid-in capital was decreased by $295 million. For periods prior to the effective date of the stock split, outstanding shares and per share data contained in this report, except for dividends per share, have been restated to reflect the impact of the split.

In the first quarter of 1997, dividends in the amount of $0.025 per common share were declared for share owners of record on April 1, 1997. After the 3-for-1 stock split, quarterly dividends for share owners of record on July 1, 1997 and October 1, 1997 were also declared in the amount of $0.025 per common share. Dividends are at the discretion of the Company's Board of Directors.

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" is effective for full-year 1997 and subsequent periods. SFAS No. 128 modifies the method for calculations of net income per share applicable to common share owners and also requires a reconciliation between basic and diluted per share amounts. Early adoption of the statement prior to the end of 1997 is not allowed.

                         Coca-Cola Enterprises Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


NOTE H - EARNINGS PER SHARE (CONTINUED)

The following table (in millions except per share data) presents the effect of SFAS No. 128 as if this statement were adopted for the periods presented in this report:

                          QUARTER ENDED                 NINE MONTHS ENDED
                  -----------------------------   -----------------------------
                  SEPTEMBER 26,   SEPTEMBER 27,   SEPTEMBER 26,   SEPTEMBER 27,
                      1997            1996            1997            1996
                  -------------   -------------   -------------   -------------


NET INCOME ......     $ 112           $  39           $ 190           $ 105
Preferred
   stock
   dividends ....         -               2               2               6
                      -----           -----           -----           -----
BASIC AND
   DILUTED
   NET INCOME
   APPLICABLE
   TO COMMON
   SHARE
   OWNERS .......     $ 112           $  37           $ 188           $  99
                      =====           =====           =====           =====
BASIC AVERAGE
   COMMON
   SHARES
   OUTSTANDING ..       386             371             382             372
                      =====           =====           =====           =====
BASIC NET
   INCOME
   PER SHARE
   APPLICABLE
   TO COMMON
   SHARE
   OWNERS .......     $0.29           $0.10           $0.49           $0.26
                      =====           =====           =====           =====
EFFECT OF
   DILUTIVE
   SECURITIES:
    Stock
    Compensation
    Awards ......        13               8              12               7
                      -----           -----           -----           -----
DILUTED AVERAGE
   COMMON
   SHARES
   OUTSTANDING ..       399             379             394             379
                      =====           =====           =====           =====
DILUTED NET
   INCOME PER
   SHARE
   APPLICABLE
   TO COMMON
   SHARE
   OWNERS .......     $0.28           $0.10           $0.48           $0.26
                      =====           =====           =====           =====


NOTE I - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of bottle and can nonalcoholic refreshments. On September 26, 1997, the Company operated in parts of 44 states of the United States, the District of Columbia, and in parts of all 10 provinces of Canada (referred to as the "North American" territories), and in Belgium, Great Britain, most of France, and the Netherlands (collectively referred to as the "European" territories).

The following presents net operating revenues for the nine months ended September 26, 1997 and long-lived assets as of September 26, 1997 by geographic territory (in millions):

                                       NORTH
                                     AMERICAN*     EUROPEAN**    CONSOLIDATED
                                   ------------   ------------   ------------

Net operating revenues ...........   $ 5,944        $ 2,285        $ 8,229
                                     =======        =======        =======
Long-lived assets ................   $11,177        $ 4,242        $15,419
                                     =======        =======        =======

     * North American information presented above includes short periods for for the New York and Canadian bottlers acquired in the third quarter of 1997 and, therefore, is not indicative of full-year results.

    **   European information  presented includes short periods for the
         British   British  bottler  acquired  in  February  1997  and,
         therefore, is not indicative of full-year results.

The Company has no significant amount of sales or transfers between our North American and European territories and no significant amount of United States export sales.

                         Coca-Cola Enterprises Inc.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


NOTE J - CONTINGENCIES

In North America the Company purchases PET (plastic) bottles from manufacturing cooperatives involved in the manufacture of plastic bottles. The Company has guaranteed payment of up to $278 million of indebtedness owed by these manufacturing cooperatives to third parties. At September 26, 1997, these cooperatives had approximately $125 million of indebtedness guaranteed by the Company. The Company has also issued letters of credit aggregating $114 million under self-insurance programs.

The Company has been named as a potentially responsible party (PRP) for the costs of hazardous waste remediation at certain federal and state Superfund sites. Under current law, the Company's liability for clean-up of Superfund sites may be joint and several with other PRPs and without regard to the Company's use in relation to other users. As to any site where the Company may be liable, the Company has determined there are other PRPs who are financially solvent as well, and that any hazardous waste deposited by the Company is minimal when compared to amounts deposited by financially solvent PRPs. The Company believes any ultimate liability under these PRP designations will not have a materially adverse effect on its financial position, cash flows, or results of operations.

At September 26, 1997, there were six federal sites and two state sites for which the Company's involvement or liability as a PRP was unresolved. In addition, there were 16 other federal and seven state sites at which it had been concluded the Company either had no responsibility, the ultimate liability amounts would be less than $100,000 or payments made to date by the Company would be sufficient to satisfy all liability of the Company.

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                BUSINESS SUMMARY

Coca-Cola Enterprises Inc. (the Company) is the world's largest marketer, distributor, and producer of bottled and canned liquid nonalcoholic refreshment. The Company distributes more than 65% of The Coca-Cola Company's bottle and can product sales in North America through franchise territories in parts of 44 states in the United States, the District of Columbia, and parts of all 10 provinces in Canada. We are also the sole licensed bottler for products of The Coca-Cola Company in Belgium, Great Britain, the Netherlands, and most of France. We have also signed a letter of understanding to acquire the Coca-Cola bottling operations in Luxembourg in early 1998.

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

         - Integrating our international and North American  acquisitions
           to  capitalize  on   opportunities   in  various  markets  and
           channels.

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

                                OPERATIONS REVIEW

OVERVIEW

Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, reached $487 million in the third quarter of 1997, 50% ahead of reported third-quarter 1996 results, and 18% above comparable third-quarter 1996 performance.

European third-quarter 1997 volume growth increased 15%, generating strong cash operating profit growth. In addition to favorable European results, strong United States volume increases and lower selling, delivery, and administrative expenses as a percent of revenues contributed to third-quarter 1997 cash operating profit performance.

Consistent with our financial objective to produce additional long-term value for our share owners, we recently acquired ownership interests in bottling operations in New York and Canada and have announced our intent to acquire bottling operations in Luxembourg. We continue to invest in our operations to expand our geographic, product, package, and channel diversity and to capitalize on opportunities. In 1997 this diversity has been a key factor in our ability to deliver consistent growth especially given the highly competitive pricing environment in the United States. With more than 30% of our business currently outside the United States, we believe our ability to manage our expanding portfolio of diverse operations creates a significant competitive advantage and accelerates our long-term growth potential.

OPERATING PERFORMANCE

Comparable Results - Because of the Company's significant acquisition activity in 1996 and 1997, we believe comparable operating results are better indicators of current operating trends. Comparable operating results as presented in this discussion are determined by adjusting:

         - 1996 results to (i) include results of significant acquisitions for the same periods included in 1997 reported results, and (ii) exclude the first-quarter 1996 favorable suppler settlement.

         - 1997 results to exclude the first-quarter 1997 charge for the early redemption of debentures.

CASH OPERATING PROFIT

In the opinion of management, cash operating profit is one of the key standards for measuring our operating performance. Cash operating profit is used to supplement operating income as an indicator of operating performance and cash flows from operating activities as a measure of liquidity, and not as an alternative to measures defined and required by generally accepted accounting principles.

To determine comparable cash operating profit growth rates, 1996 and 1997 reported results were adjusted as described above and were also adjusted to exclude 1997 reported results from our recent 1997 acquisitions of Coke Canada and Coke New York since these territories were not operated by the Company for the entire period.

The tables below summarize changes in key operating information on a reported and comparable basis for the third quarter of 1997 and the first nine months of 1997.


                                  THIRD-QUARTER 1997         NINE-MONTHS 1997
                               -----------------------   -----------------------
                                REPORTED    COMPARABLE    REPORTED    COMPARABLE
                                 CHANGE       CHANGE       CHANGE       CHANGE
                               ----------   ----------   ----------   ----------

 Cash Operating Profit:
      Consolidated                 50%          18%          45%          12%
      Currency-neutral                          19%                       13%


Reported cash operating profit growth for both the third quarter and first nine months of 1997 reflects the effect of our significant acquisitions made in 1996 and 1997. Our strong third-quarter 1997 comparable performance was led by our European group and partially caused by the particularly weak performance in those territories during the third quarter of 1996.

While fourth-quarter 1997 comparable cash operating profit growth is expected to be below our year-to-date performance because of the strong Company-wide performance experienced in the fourth quarter of 1996, our performance in the third quarter of 1997 leads us to believe that our full-year 1997 growth in comparable cash operating profit will approximate 10%. Our initial 1998 target is for 10% comparable cash operating profit growth including the impact of our recent acquisitions of the New York and Canadian bottling operations.

VOLUME

To determine comparable volume information, 1996 and 1997 reported results were adjusted for common fiscal periods in addition to comparison adjustments for acquisitions as described above.


                                  THIRD-QUARTER 1997         NINE-MONTHS 1997
                               -----------------------   -----------------------
                                REPORTED    COMPARABLE    REPORTED    COMPARABLE
                                 CHANGE       CHANGE       CHANGE       CHANGE
                               ----------   ----------   ----------   ----------

 Physical Case Bottle and
   Can Volume:
      Consolidated                 45%           9%          39%           7%
      North American
       Territories                               7%                        6%
      European Territories                      15%                        8%

Reported volume growth for both the third quarter and first nine months of 1997 reflects the effects of our significant acquisitions made in 1996 and 1997. As expected, comparable third-quarter 1997 volume growth accelerated significantly from second-quarter 1997 performance partially because of the impact of decreases experienced in prior year volume growth in Europe.

Volume growth in both third-quarter and year-to-date 1997 was impacted by strong performance in brands of The Coca-Cola Company with particularly strong increases in Coca-Cola classic, Sprite, Surge, and Cool from Nestea.

Our European operations comprised 25% of the total physical case volume reported in both the third quarter and first nine months of 1997 as compared to 11% and 7% of the reported volume in third-quarter and year-to-date 1996, respectively. For full-year 1997 we expect our growth in the United States will be substantially ahead of industry growth and that our European volume growth will outpace North American growth.

NET OPERATING REVENUES AND COST OF SALES

                               THIRD-QUARTER 1997         NINE-MONTHS 1997
                            -----------------------   -----------------------
                             REPORTED    COMPARABLE    REPORTED    COMPARABLE
                              CHANGE       CHANGE       CHANGE       CHANGE
                            ----------   ----------   ----------   ----------

-----------------------------------------------------------------------------
Net Operating Revenues          46 %          6 %          42%          4 %
-----------------------------------------------------------------------------
Net Revenues Per Case
    (Bottle and Can)           (.5)%       (2.5)%         1.5%       (2.5)%
-----------------------------------------------------------------------------
Cost of Sales Per Case
    (Bottle and Can)             2 %       (1.5)%           4%         (2)%
-----------------------------------------------------------------------------

For third-quarter and nine-months 1997 approximately 72% of total revenues were produced in North America with the remaining 28% generated in Europe.

An unfavorable effect from currency translations contributed one and one-half percentage points to the comparable quarterly and year-to-date decreases in net revenues per case. The further decline in comparable 1997 net revenues per case is a reflection of the continued highly competitive pricing environment in North America. Although domestic third-quarter 1997 net revenues per case did improve by almost 1% from second-quarter 1997 levels, the increase in net revenues per case experienced in the third quarter of 1996 made it difficult to produce additional increases.

Unfavorable changes in currency exchange rates contributed approximately one and one-half percentage points to the comparable quarterly and year-to-date decline in cost of sales per case. The further decreases in comparable cost of sales per case for the first nine months of 1997 results from cost decreases in plastic and aluminum packaging and high fructose corn syrup that more than offset concentrate cost increases from concentrate suppliers.

EARNINGS PER SHARE

At the April 21, 1997 annual meeting of share owners, a 3-for-1 stock split was approved for share owners of record on May 1, 1997 and authorized common shares were increased from 500 million to 1 billion.

In third-quarter 1997 the Company generated net earnings from operations of $0.29 per common share as compared to reported third-quarter 1996 earnings of $0.10 per common share and comparable third-quarter 1997 earnings of $0.06 per common share, after adjusting for the 1997 3-for-1 stock split. The growth in comparable third-quarter net earnings per share results from our strong operating performance combined with lower net interest expense and a lower effective tax rate.

Third-quarter 1997 earnings per share includes: (i) a one-time tax benefit resulting from the reduction in the United Kingdom's corporate tax rate, (ii) incremental stock compensation expenses due to the performance of the Company's stock value, and (iii) dilution from the newly acquired New York and Canadian bottling operations. When we exclude the one-time United Kingdom tax benefit, third-quarter net income per share was $0.14 per common share. Our operating performance in the third quarter of 1997 more than offset the dilutive effect of the recent acquisitions and the incremental stock compensation expenses.

In the first nine months of 1997, the Company produced net earnings from operations of $0.49 per common share compared to reported year-to-date 1996 results, adjusted for the 3-for-1 stock split, of $0.26 per common share. Excluding one-time items, year-to-date 1997 earnings per common share was $0.35 and nine-month 1996 comparable earnings per common share was $0.22. One-time items reported in year-to-date 1997 and 1996 net income per common share include: (i) the third-quarter 1997 one-time tax benefit ($0.15 per common share), (ii) a first-quarter 1997 one-time charge of $6 million ($0.01 per common share after tax) for the redemption of $142 million in 8.75% Debentures due 2017, and (iii) a first-quarter 1996 one-time favorable supplier settlement ($0.01 per common share after tax).

We do not believe currency exchange rates will have a significant impact on our reported full-year 1997 earnings per share. Our currency risk is principally limited to translation risk because we reinvest cash flows from international operations back into those local operations or use them to reduce local indebtedness. Additionally, we have financed substantially all of the cost of our international acquisitions with currency-hedged debt or foreign-denominated debt to hedge our investments in international operations and to limit our translation risk exposure.

SELLING, DELIVERY, AND ADMINISTRATIVE

In third-quarter and first nine-months of 1997, consolidated selling, delivery, and administrative expenses as a percentage of net operating revenues declined slightly from comparable 1996 results despite significantly higher amortization expenses on executive stock compensation plans. The decrease in selling, delivery, and administrative expenses as a percent of net operating revenues was primarily attributable to lower advertising and administrative costs.

INTEREST EXPENSE

Third-quarter 1997 net interest expense was $143 million as compared to $152 million in comparable third-quarter 1996 results. Comparable 1996 results include estimated financing costs for our 1996 and 1997 acquisitions. The difference between reported and comparable net interest expense is primarily due to the weighted average cost of debt for third-quarter 1997 being lower than rates used in computing comparable third-quarter 1996 results.

The weighted average interest rate for the third quarter of 1997 was 7.1% compared to 7.2% for reported full-year 1996 and 7.0% for reported third-quarter 1996. The year-to-date 1997 weighted average interest rate was 6.9% compared to 7.3% for reported nine-months 1996.

INCOME TAX EXPENSE

On July 31, 1997, the United Kingdom's income tax rate was reduced from 33% to 31% retroactive to April 1, 1997. This rate change reduced deferred tax liabilities associated with the Company's United Kingdom operations by approximately $58 million. This deferred tax liability reduction was recognized as a credit to income tax expense ($0.15 per common share) in the third quarter of 1997.

Excluding this one-time tax benefit, the Company's effective tax rate for the first nine months of 1997 was 38%, below the nine-month 1996 effective tax rate of 41% and the six-month 1997 effective tax rate of 39%. The reduction in the Company's effective tax rate results from the effect of our expanded operations in Europe combined with expectations for full-year 1997 pretax profits and the change in the United Kingdom's corporate income tax rate.

                         CASH FLOW AND LIQUIDITY REVIEW
CAPITAL RESOURCES

Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. We believe that short-term and long-term capital resources available to us are more than sufficient to fund our capital expenditure and working capital requirements, scheduled debt payments, interest and income tax obligations, dividends to our share owners, acquisitions, and plans for share repurchases.

For long-term financing needs, we have available approximately $2.3 billion in debt securities for issuance under a registration statement with the Securities and Exchange Commission and $2 billion in debt securities under a European Medium Term Note Program registered with the Luxembourg Stock Exchange. We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. We have a total amount available of up to $4.46 billion under various credit facilities of which $2.25 billion remains available for future use. The Company intends to continue to refinance borrowings under its commercial paper program and its short-term credit facilities with longer-term fixed and floating rate financings.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments increased $12 million during the first nine months of 1997. Our principal sources of cash consisted of those provided by operations of $659 million and proceeds from the issuance of debt aggregating $3.3 billion. Our primary uses of cash were for acquisitions of bottling businesses for approximately $2 billion, long-term debt payments totaling $1.3 billion, and capital expenditures totaling $659 million.

Operating Activities: Operating activities provided $659 million of net cash in comparison to $701 million provided by operations in third-quarter 1996. The higher depreciation expense in 1997 results from the effects of increased capital spending and the effects of the 1996 and 1997 acquisitions. Increased amortization reflects increased franchise amortization as a result of acquisitions and increased amortization of unearned compensation on performance-based restricted stock and stock option grants.

Investing Activities: Consistent with the increase in our first-half 1997 capital expenditures, the Company continues to expect full-year 1997 capital expenditures to exceed full-year 1996 capital expenditures. Full-year 1997 capital expenditures are expected to be between $800 million and $900 million. This increase is primarily attributable to the capital investments made by our international operations.

Financing Activities: On August 7, 1997, the Company acquired The Coca-Cola Company's 48% interest in Coca-Cola Beverages Ltd. (Coke Canada) and its 49% interest in The Coca-Cola Bottling Company of New York, Inc. (Coke New York). In September 1997 the Company acquired the remaining shares of Coke Canada (52%) held by the public. Additionally, in February 1997 the Company purchased the Great Britain bottler. The net cash used during the first nine months of 1997 for purchasing ownership interests in bottling operations was $1,986 million.

These acquisitions were initially financed through a combination of sellers' notes, public debt securities, and bank borrowings. The Company has or expects to refinance portions of these borrowings with longer-term fixed and floating rate financings.

In the first quarter of 1997, the Company issued $150 million of 5.71% Notes due March 18, 2037. Holders of these notes may require the Company to repay the notes after one year and every year thereafter.

In the third quarter of 1997, the Company issued: (i) $250 million of 6.375% Notes due August 1, 2001, (ii) $200 million of 6.625% Notes due August 1, 2004, and (iii) $300 million of 7.125% Debentures due August 1, 2017.

On September 25, 1997, the Company registered debt securities of $2.5 billion under a European Medium Term Note Program with the Luxembourg Stock Exchange and on September 30, 1997 the Company issued $500 million in 6.625% Notes due September 30, 2002 under this program.

                            FINANCIAL POSITION REVIEW

Overall, the Company's increase in total assets and total liabilities from December 31, 1996 to September 26, 1997 is primarily attributable to the acquisitions of the British, Canadian, and New York bottlers. The increase in franchises and other noncurrent assets is also a direct result of the franchise asset acquired in these acquisitions. The increase in property, plant, and equipment results from capital expenditures of approximately $659 million in the first nine months of 1997 and the British, Canadian, and New York bottler acquisitions. The increase in long-term debt and the increase in deferred income taxes also results from these acquisitions. As a result of the 3-for-1 stock split, common stock was adjusted to stated par value by an increase to common stock and a decrease to additional paid-in capital of $295 million.

Activities in currency markets resulted in a decrease in the cumulative translation adjustment of $73 million in the first nine months of 1997. As currency exchange rates fluctuate, translation of the statements of income for our international businesses into U.S. dollars will affect the comparability of revenues and expenses between periods. For the majority of 1996, the Company operated primarily in U.S. dollars and the Dutch florin and in 1997 the Company operates in a multicurrency environment.

                         KNOWN TRENDS AND UNCERTAINTIES

YEAR 2000 COMPUTER CONVERSION

The Company is in process of identifying the business issues associated with the year 2000 that may directly impact information systems. Many information system applications process dates in application software and data files by utilizing two digits for the year of a transaction rather than a full four digits. Most of these systems do not incorporate specific logic for addressing dates in the year 2000. Information systems and other control systems/processes that do not operate on a four digit logic may not operate appropriately.

We have identified a team of professionals with the responsibility for addressing information systems business issues associated with the year 2000. This team includes Company employees and individuals outside the Company with appropriate professional experience. We have not quantified the anticipated costs of this project or our exposure for any contingencies associated with implementation issues.

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

In June 1997 the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" effective for fiscal years beginning after December 15, 1997 with early adoption allowed. This statement requires that companies present information on comprehensive income in a financial statement. Comprehensive income includes net income and other items such as currency translation adjustments. The Company is in the process of evaluating the methods for adoption of this statement. This statement is not expected to have a material impact on the Company's financial statements.

In June 1997 the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective beginning in fiscal year 1998 with early adoption allowed. This statement requires public business enterprises to report financial and descriptive information about reportable operating segments and certain geographic information. The adoption of SFAS No. 131 did not have a material impact on the Company. The Company operates in one reportable segment: the marketing, distribution, and production of bottle and can nonalcoholic refreshments.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements involving risks and uncertainties. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans, and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect 1997 results are lower-than-expected net pricing resulting from marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from our franchise companies, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment expenditures, an inability to meet projections for performance in newly acquired territories, and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 27 of the Company's annual report on Form 10-K for the year ended December 31, 1996.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In October 1997 BCI Coca-Cola Bottling Company of Los Angeles (BCI), a subsidiary of the Company, received notice from the Environmental Protection Agency (EPA) of a final remedy of the Operating Industries, Inc. "Superfund" site at Monterey Park, California. The estimated cost of the Final Remedy is approximately $217 million. BCI was named a Potentially Responsible Party (PRP) with respect to this site in 1987 and had paid approximately $300,000 toward the remediation efforts through 1991, when the last communication from the EPA was received. There are approximately 280 PRPs at this site, and the Company is unable to determine what BCI's ultimate liability might be under the Final Remedy. In the earlier remediation efforts at this site, BCI participated in
 .075% of the costs, based upon its allocated percentage of volume of waste contributed to the site.

In September 1997 BCI's Tempe, Arizona facility received two administrative orders from the City of Tempe imposing fines and penalties of approximately $155,000 for the discharge of waste water violating pH regulations and for BCI's failure to meet a compliance deadline for the installation of a pH effluent pretreatment system. BCI has begun negotiations with the City of Tempe to reduce the amount of the sanctions and intends to seek administrative or judicial review if negotiations are unsuccessful.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit                                                Incorporated by Reference
Number                  Description                       or Filed Herewith
------- -------------------------------------------- ---------------------------

  12     Statements regarding computations of ratios       Filed Herewith
  27     Financial Data Schedule                           Filed Herewith

  (b)  Reports on Form 8-K:

During third-quarter 1997, the Company filed the following current reports on Form 8-K:

  Date of Report                             Description
------------------   -----------------------------------------------------------

July 15, 1997        Condensed   Consolidated   Statements  of   Operations  and
                     Balance  Sheet (unaudited)  of  the Company,  filed on July
                     21,   1997,   reporting     results   of   operations   and
                     financial position for the second quarter of 1997.

July 22, 1997        Press  release  announcing   the  signing  of  a  letter of
                     understanding to acquire the Coca-Cola bottling operations in Luxembourg filed July 22, 1997.

July 22, 1997        Amendment,  filed  July 22, 1997, to Exhibit 3, Articles of
                     Incorporation, originally filed in connection with the Form 10-Q of the first quarter of 1997.

July 22, 1997        Terms   agreement, filed  July  29, 1997,  form  of  6.375%
                     Notes  due August 1, 2001, form of 6.625% Notes  due August
                     1,  2004,  and  form  of  7.125%  Debentures  due August 1,
                     2017.

August 1, 1997       Press  release  announcing  the   Company's   intention  to
                     increase  the   offer  for  the  publicly  held  shares  of
                     Coca-Cola  Beverages  Ltd. from Canadian $19.50 to Canadian
                     $22.00 per share.

August 7, 1997       Press   release  announcing  the Company's purchase  of the
                     Coca-Cola   Company's   ownership   interest  in  Coca-Cola
                     Beverages  Ltd.  and  The Coca-Cola Bottling Company of New
                     York,    Inc.,   expected   increase   in   noncash   stock
                     compensation expenses, and recognition of a one-time tax benefit due to a change in United Kingdom's tax rates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COCA-COLA ENTERPRISES INC.
                                    (Registrant)




Date:    November 7, 1997           /s/ John R. Alm
                                    ---------------
                                    John R. Alm
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (On behalf of the Registrant and
                                    as Principal Financial Officer)



Date:    November 7, 1997           /s/ O. Michael Whigham
                                    ----------------------
                                    O. Michael Whigham
                                    Vice President, Controller and
                                    Chief Accounting Officer