Form 10-K
period 1997-12-31
COCA COLA ENTERPRISES INC
filed 1998-03-13
CIK 804055

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 01-09300

                               ----------------

                                     LOGO
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

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   Common Stock, par value $1.00 per share                New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of Common Stock held by nonaffiliates of the registrant as of February 20, 1998 was $6,036,929,290.

  There were 387,003,367 shares of Common Stock outstanding as of February 20, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Annual Report to Share Owners for the year ended December 31, 1997, are incorporated by reference in Parts II and IV.

  Portions of the registrant's Proxy Statement for the Annual Meeting of Share Owners to be held on April 17, 1998 are incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 ITEM 1.    BUSINESS......................................................    1
            Introduction..................................................    1
            Relationship With The Coca-Cola Company.......................    1
            Acquisitions..................................................    2
            Territories...................................................    3
            Products......................................................    4
            Marketing.....................................................    4
            Raw Materials.................................................    5
            North American Beverage Agreements............................    5
            European Beverage Agreements..................................   10
            Competition...................................................   12
            Employees.....................................................   12
            Governmental Regulation.......................................   13
            Financial Information on Industry Segments and Geographic
            Areas.........................................................   15
 ITEM 2.    PROPERTIES....................................................   15
 ITEM 3.    LEGAL PROCEEDINGS.............................................   15
 ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   17
 ITEM 4(A). EXECUTIVE OFFICERS OF THE COMPANY.............................   18

                                    PART II

 ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.......................................................   19
 ITEM 6.    SELECTED FINANCIAL DATA.......................................   20
 ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.....................................   20
 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   20
 ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................   20

                                    PART III

 ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   20
 ITEM 11.   EXECUTIVE COMPENSATION........................................   21
 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT....................................................   21
 ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   21

                                    PART IV

 ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K......................................................   21

                                    PART I

ITEM 1. BUSINESS

INTRODUCTION

  The Company is the world's largest marketer, distributor and producer of bottled and canned beverages of The Coca-Cola Company.

  The Company was incorporated in 1944 under the laws of Delaware as a wholly owned subsidiary of The Coca-Cola Company and became a public company in 1986. At December 31, 1997, The Coca-Cola Company owned approximately 44% of the Company's common stock.

  The Company's bottling territories in North America and in Europe contained approximately 338 million people. The Company estimates that within its territories 3.4 billion equivalent cases (192 ounces of finished beverage product) were sold in 1997; 89% of this volume consisted of beverages produced and sold under licenses from The Coca-Cola Company.


  The Company's Coca-Cola bottling rights within the United States are perpetual; elsewhere, bottling rights have stated expiration dates. (See "North American Beverage Agreements" and "European Beverage Agreements.")

  References in this report to the "Company" include Coca-Cola Enterprises Inc., and its subsidiaries and divisions, unless the context requires otherwise. Population and sales data include bottling franchises acquired through January 31, 1998 as if they had been acquired January 1, 1997.

RELATIONSHIP WITH THE COCA-COLA COMPANY

  The Coca-Cola Company is the Company's largest share owner. Three directors of the Company are executive officers or former executive officers of The Coca-Cola Company.

  The Company and The Coca-Cola Company are parties to a number of significant transactions and agreements incident to their respective businesses and may enter into additional material transactions and agreements in the future.

  The Company conducts its business primarily under agreements with The Coca-Cola Company. These agreements give the Company the exclusive right to market, distribute, and produce beverage products of The Coca-Cola Company in authorized containers in specified territories. These agreements provide The Coca-Cola Company with the ability, in its sole discretion, to establish prices, terms of payment, and other terms and conditions for the purchase of concentrates and syrups from The Coca-Cola Company. See "North American Beverage Agreements" and "European Beverage Agreements" below. Other significant transactions and agreements include acquisition of bottling territories, arrangements for cooperative marketing, advertising expenditures, and purchases of sweeteners.

  Since 1979, The Coca-Cola Company has assisted in the transfer of ownership or financial restructuring of a majority of its United States bottler operations and has assisted in similar transfers of bottlers operating outside the United States. Certain bottlers and interests therein have been acquired by The Coca-Cola Company, and certain of those have been sold to bottlers, including the Company, which are believed by management of The Coca-Cola Company to be the best suited to manage and develop these acquired operations. The Coca-Cola Company has advised the Company that it may continue this reorganization of its bottler system. See "Acquisitions" below and "Certain Relationships and Related Transactions--Agreements and Transactions with The Coca-Cola Company" in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 17, 1998 (the "Company's 1998 Proxy Statement"), which information is incorporated by reference into Item 13 of this report.

ACQUISITIONS

  On February 10, 1997, the Company acquired Coca-Cola & Schweppes Beverages Limited, the bottler for all of Great Britain, for a transaction value (purchase price, assumed debt and other long-term obligations) of approximately 1.2 billion pounds sterling, or approximately $2 billion.

  On August 7, 1997, the Company acquired The Coca-Cola Company's interest in Coca-Cola Beverages Ltd. ("CCB"), the bottler for substantially all the population of Canada. On September 11, 1997, the Company completed its acquisition of shares of CCB held by the public share owners.

  On August 7, 1997, the Company acquired The Coca-Cola Company's interest in The Coca-Cola Bottling Company of New York, Inc. ("KONY"), the bottler serving New York City, and certain other areas of New York, Connecticut, Massachusetts, New Hampshire, New Jersey and Vermont. On January 5, 1998, the Company completed its acquisition of KONY by acquiring the shares from the remaining minority share owners.

  The aggregate transaction value of the CCB and KONY acquisitions (purchase price, acquired debt and KONY preferred stock) was approximately $1.7 billion.

  The total cost of all of the Company's acquisitions since reorganization in 1986 through the date of this report is $10.9 billion including assumed and issued debt where applicable. The Company intends to acquire only bottling businesses offering the Company the ability to produce long-term share-owner value.

TERRITORIES

  The Company's bottling territories in North America are located in 44 states of the United States, the District of Columbia and all ten provinces of Canada. At December 31, 1997, these territories contained approximately 201 million people, representing approximately 64% of the population of the United States and 94% of the population of Canada.

                       [map of North American territory]

   The bottling territories for the Company's European operations consist of Great Britain, Belgium, Luxembourg, the Netherlands, and most of France. The aggregate population of these territories was approximately 137 million people at December 31, 1997.

                          [map of European territory]

PRODUCTS

  Within its North American territories the Company markets, distributes and produces beverage products of The Coca-Cola Company or its subsidiaries; these products include Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Sprite, diet Sprite, Cherry Coke, diet Cherry Coke, Barq's, Citra, Fanta, Fresca, Fruitopia, Hi-C fruit drinks, Mello Yello, Minute Maid and diet Minute Maid soft drinks, Minute Maid juices, Mr. PiBB, POWERaDE, SURGE and TAB. Additionally, the Company markets, distributes and produces (or obtains from authorized producers) Nestea products, under license from Coca-Cola Nestle Refreshments Company, USA, and various noncola beverage products under the trademarks of companies other than The Coca-Cola Company. Substantially all of the beverages bearing the trademark "Coca-Cola" or "Coke" (the "Coca-Cola Trademark Beverages") are available throughout the Company's North American territories and major fountain accounts.

  Other products marketed and distributed by the Company in select North American markets include: Canada Dry, Dr Pepper, Diet Dr Pepper, Evian, Mendota Springs, NAYA, Nestea, Cool from Nestea, diet Nestea, Schweppes, Seagrams and Squirt.

  Major products of The Coca-Cola Company and other companies marketed and distributed by the Company in its international territories include Aquarius, Buxton Mineral Water, caffeine free Coca-Cola, caffeine free Coca-Cola light, Canada Dry, Capri Sun, Cherry Coke, Coca-Cola, Coca-Cola light, caffeine free diet Coke, diet Coke, Dr Pepper, Fanta, Five Alive, Kia-Ora, Lilt, Malvern Waters, Minute Maid juices, Nestea, Oasis, Perrier Mineral Water, Schweppes, Sprite, Sprite light and Vittel Water.

  The Coca-Cola Company and other companies manufacture syrups and concentrates, and in some cases the finished product, for sale to bottlers and, in some territories to fountain wholesalers. The Company's bottling and canning operations combine the syrup or concentrate with sweetener and carbonated water, and package the finished product in authorized containers for sale and direct store delivery to wholesalers and/or retailers, depending on the territory. See "Marketing" and "Raw Materials" below.

  Approximately 74% of the Company's North American equivalent case sales in 1997 (excluding post-mix) represented caloric products and the balance represented low-calorie products. "Post-mix" (sometimes called fountain syrup) is syrup which is mixed with water and carbon dioxide at the time it is being dispensed into open containers, such as cups, for immediate consumption.

MARKETING

  The Company sells its products in a variety of packages authorized by The Coca-Cola Company and other companies. In 1997, domestic and international equivalent case sales of the Company, excluding post-mix syrup sales, were packaged approximately 48% in cans, 47% in other nonrefillable packaging, 4% in refillable containers, and 1% in pre-mix containers. Post-mix syrup accounted for approximately 13% of the Company's equivalent case sales in 1997.

  The Company relies extensively on advertising and sales promotion in the marketing of its products. The Coca-Cola Company and the other beverage companies that supply concentrates, syrups, and finished products to the Company make substantial advertising expenditures in all major media to promote sales in the local areas served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to continue to provide marketing support in 1998, it is not obligated to do so under either the domestic or international beverage agreements, except as otherwise specifically committed. See "North American Beverage Agreements" and "European Beverage Agreements" below.

  Sales of the Company's products are seasonal, with the second and third calendar quarters accounting for higher sales volumes than the first and fourth quarters. The bottling territories in Europe have more volatile sales volumes because of the higher sensitivity of European consumption to weather conditions.

RAW MATERIALS

  In addition to concentrates, sweeteners, and finished product, the Company purchases carbon dioxide, glass and plastic bottles, cans, closures, post-mix packaging (such as plastic bags in cardboard boxes), and other packaging materials. The Company generally purchases its raw materials, other than concentrates, syrups, and sweeteners, from multiple suppliers. The beverage agreements with The Coca-Cola Company provide that, with respect to the products of The Coca-Cola Company, all authorized containers, closures, cases, cartons, and other packages and labels must be purchased from manufacturers approved by The Coca-Cola Company.

  High fructose corn syrup currently is the principal sweetener used by the Company in the United States and Canada for beverage products, other than low-calorie products, of The Coca-Cola Company, although sugar is widely used as a sweetener in Canada as well. The Company and The Coca-Cola Company have entered into arrangements for the purchase by the Company from The Coca-Cola Company of substantially all of the Company's 1998-2002 requirements for sweeteners in the United States. See "Certain Relationships and Related Transactions--Agreements and Transactions with The Coca-Cola Company-- Sweetener Requirements Agreement" in the Company's 1998 Proxy Statement, which information is incorporated by reference into Item 13 hereof. The Company does not separately purchase low-calorie sweeteners because sweeteners for low-calorie beverage products of The Coca-Cola Company are contained in the syrup or concentrate purchased by the Company from The Coca-Cola Company. In Europe, the principal sweetener is sugar from sugar beets, purchased from multiple suppliers.

  The Company currently purchases its requirements for plastic bottles in the United States from manufacturers jointly owned by it and other Coca-Cola bottlers. Management of the Company believes that ownership interests in certain suppliers and the self-manufacture of certain packages serve to reduce or manage costs. In Canada a merchant supplier is used. In Europe, the Company produces most of its plastic bottle requirements using preforms purchased from various merchant suppliers.

  There are no materials or supplies used by the Company which are currently in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls, or national emergencies.

NORTH AMERICAN BEVERAGE AGREEMENTS

  Domestic Carbonated Beverage Agreements in the United States with The Coca-Cola Company

  The Company purchases concentrate and syrup from The Coca-Cola Company and produces, markets and distributes its principal liquid nonalcoholic refreshment products within the United States under two basic forms of carbonated beverage agreements with The Coca-Cola Company: beverage agreements that cover the Coca-Cola Trademark Beverages (the "Cola Beverage Agreements") and beverage agreements that cover other carbonated beverages of The Coca-Cola Company (the "Allied Beverages" and "Allied Beverage Agreements") (herein referred to collectively as the "Domestic Carbonated Beverage Agreements"). See "Introduction" and "Products" above. The Company and each of its bottling company subsidiaries are parties to one or more separate Cola Beverage Agreements and to various Allied Beverage Agreements. In this section, unless the context indicates otherwise, a reference to the Company refers to the legal entity in the United States that is a party to the beverage agreements with The Coca-Cola Company.

  Pricing. Pursuant to the Domestic Carbonated Beverage Agreements, The Coca-Cola Company establishes the prices charged to the Company for concentrates and syrups for Coca-Cola Trademark Beverages and Allied Beverages. The Company expects that net prices charged by The Coca-Cola Company in 1998 for syrup and concentrates will increase approximately 3.4% as compared to 1997 prices. The Coca-Cola Company has no rights under the Domestic Carbonated Beverage Agreements to establish the resale prices at which the Company sells its products.

Cola Beverage Agreements in the United States with The Coca-Cola Company

  Exclusivity. The Cola Beverage Agreements provide that the Company will purchase its entire requirements of concentrates and syrups for Coca-Cola Trademark Beverages from The Coca-Cola Company at prices, terms of payment, and other terms and conditions of supply, as determined from time to time by The Coca-Cola Company in its sole discretion. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in authorized containers within its territories. The Coca-Cola Company may determine, from time to time in its sole discretion, what types of containers to authorize for use with products of The Coca-Cola Company.

  Transshipping. The Company may not sell Coca-Cola Trademark Beverages outside its territories.

  Company Obligations. The Company is obligated to maintain such plant and equipment, staff, and distribution and vending facilities as are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in its territories; to undertake adequate quality control measures prescribed by The Coca-Cola Company; to develop and to stimulate the demand for Coca-Cola Trademark Beverages in those territories; to use all approved means, and spend such funds on advertising and other forms of marketing, as may be reasonably required to satisfy that objective; and to maintain such sound financial capacity as may be reasonably necessary to assure performance by the Company of its obligations to The Coca-Cola Company. The Company is required to meet annually with The Coca-Cola Company to present its marketing, management, and advertising plans with respect to the Coca-Cola Trademark Beverages for the year, including financial plans showing that the Company has the consolidated financial capacity to perform its duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If the Company carries out its plans in all material respects, it will be deemed to have satisfied its obligations to develop, stimulate, and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured or waived by The Coca-Cola Company within 120 days of notice of the failure, would give The Coca-Cola Company the right to terminate the Cola Beverage Agreements. If the Company at any time fails to carry out a plan in all material respects in any geographic segment of its territory, and if such failure is not cured within six months after notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Beverage Agreement by eliminating the portion of the territory in which such failure has occurred.

  Acquisition of Other Bottlers. If the Company acquires control, directly or indirectly, of any bottler of Coca-Cola Trademark Beverages in the United States, or any party controlling a bottler of Coca-Cola Trademark Beverages in the United States, the Company must cause the acquired bottler to amend its agreement for the Coca-Cola Trademark Beverages to conform to the terms of the Cola Beverage Agreements described above.

  Term and Termination. The domestic Cola Beverage Agreements are perpetual, but they are subject to termination by The Coca-Cola Company upon the occurrence of an event of default by the Company. Events of default with respect to each Cola Beverage Agreement include: (i) production or sale of any cola product not authorized by The Coca-Cola Company; (ii) insolvency, bankruptcy, dissolution, receivership, or the like; (iii) any disposition by the Company of any voting securities of any bottling company without the consent of The Coca-Cola Company; and (iv) any material breach of any obligation of the Company under that Cola Beverage Agreement that remains uncured for 120 days after notice by The Coca-Cola Company. If any Cola Beverage Agreement is terminated because of an event of default, The Coca-Cola Company has the right to terminate all other Cola Beverage Agreements held by the Company.

  In addition, each Cola Beverage Agreement held by the Company provides that The Coca-Cola Company has the right to terminate that Cola Beverage Agreement if a person or affiliated group (with specified exceptions) acquires or obtains any contract, option, conversion privilege, or other right to acquire, directly or indirectly, beneficial ownership of more than 10% of any class or series of voting securities of the Company. However, The Coca-Cola Company has agreed with the Company that this provision will not apply with respect to the ownership of any class or series of voting securities of the Company, although it would apply to the voting securities of each bottling company subsidiary.

  The provisions of the Cola Beverage Agreements which make it an event of default to dispose of any Cola Beverage Agreement or voting securities of any bottling company subsidiary without the consent of The Coca-Cola Company and which prohibit the assignment or transfer of the Cola Beverage Agreements are designed to preclude any person not acceptable to The Coca-Cola Company from obtaining an assignment of a Cola Beverage Agreement or from acquiring any voting securities of the Company's bottling subsidiaries. These provisions prevent the Company from selling or transferring any of its interest in any bottling operations without the consent of The Coca-Cola Company. These provisions may also make it impossible for the Company to benefit from certain transactions, such as mergers or acquisitions, involving any of the bottling operations that might be beneficial to the Company and its share owners but which are not acceptable to The Coca-Cola Company.

Allied Beverage Agreements in the United States with The Coca-Cola Company

  The Allied Beverages are beverages of The Coca-Cola Company and its subsidiaries which are neither Coca-Cola Trademark Beverages nor (except for Hi-C fruit drinks) noncarbonated beverages. The Allied Beverage Agreements contain provisions that are similar to those of the Cola Beverage Agreements with respect to pricing, transshipping, authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Cola Beverage Agreements.

  Exclusivity. Under the Allied Beverage Agreements, the Company has exclusive rights to distribute the Allied Beverages in authorized containers in specified territories. Like the Cola Beverage Agreements, the Company has advertising, marketing, and promotional obligations, but, for some brands, without restriction as to the marketing of products with similar flavors as long as there is no manufacturing or handling of other products that would imitate, infringe upon, or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and the Company has a right, but not an obligation, under each of the Allied Beverage Agreements (except under the Allied Beverage Agreements for Hi-C fruit drinks and carbonated Minute Maid beverages) to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Beverage Agreements.

  Term and Termination. Each Allied Beverage Agreement has a term of ten or fifteen years and is renewable by the Company for an additional ten or fifteen years at the end of each term. The initial term for many of the Company's Allied Beverage Agreements expired in 1996 and substantially all were renewed. The Company intends to renew substantially all the Allied Beverage Agreements as they expire. The Allied Beverage Agreements are subject to termination in the event of default by the Company. The Coca-Cola Company may terminate an Allied Beverage Agreement in the event of: (i) insolvency, bankruptcy, dissolution, receivership, or the like; (ii) termination of the Cola Beverage Agreement of the Company by either party for any reason; or (iii) any material breach of any obligation of the Company under the Allied Beverage Agreement that remains uncured after required prior notice by The Coca-Cola Company.

Supplementary Agreement in the United States with The Coca-Cola Company

  In addition to the Domestic Carbonated Beverage Agreements, the Company is a party to a supplementary agreement (the "Supplementary Agreement") with The Coca-Cola Company regarding the exercise by The Coca-Cola Company of its rights under the Domestic Carbonated Beverage Agreements. Pursuant to the Supplementary Agreement, The Coca-Cola Company has agreed to exercise good faith and fair dealing under the Domestic Carbonated Beverage Agreements; offer marketing support and exercise its rights under the Domestic Carbonated Beverage Agreements in a manner consistent with its dealings with comparable bottlers; offer to the Company any material written amendment to such Domestic Carbonated Beverage Agreements which it offers to any other bottler; and, subject to certain limitations, sell syrups and concentrates to the Company in the United States at prices not greater than those charged to other bottlers which are parties to agreements substantially similar to the Domestic Carbonated Beverage Agreements. The Supplementary Agreement provides for a term expiring on March 15, 1999 and may be terminated by The Coca-Cola Company upon 30 days' notice in the event that The Coca-Cola Company should cease to own more than 40% of the Company's outstanding common stock.

  Noncarbonated Beverage Agreements in the United States with The Coca-Cola Company

  The Company purchases certain noncarbonated beverages such as isotonics, teas, and fruit drinks in finished form from The Coca-Cola Company, or its designees and joint ventures, pursuant to the terms of marketing and distribution agreements (the "Noncarbonated Beverage Agreements"). The Noncarbonated Beverage Agreements contain provisions that are similar to the Domestic Carbonated Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions and related matters but have certain significant differences therefrom.

  Exclusivity. First, the Company does not manufacture some of the noncarbonated beverages. Also, unlike the Cola Beverage Agreements, which grant the Company exclusivity in the distribution of the covered beverages in the territory, the Noncarbonated Beverage Agreements grant exclusivity but permit The Coca-Cola Company to test market noncarbonated beverage products in the territory, subject to the Company's right of first refusal to do so, and to sell noncarbonated beverages to commissaries for delivery to retail outlets in the territory where noncarbonated beverages are consumed on-premise, such as restaurants. The Coca-Cola Company must pay the Company certain fees for lost volume, delivery, and taxes in the event of such commissary sales. Under the Noncarbonated Beverage Agreements, the Company may not sell other beverages in the same product category.

  Pricing. The Coca-Cola Company, in its sole discretion, establishes the pricing the Company must pay for noncarbonated beverages but has agreed, under certain circumstances, to give the Company the benefit of more favorable pricing if offered to other Coca-Cola bottlers.

  Term. Each of the Noncarbonated Beverage Agreements has a term of ten years and is renewable by the Company for an additional ten years at the end of each term. The initial term for most of the Noncarbonated Beverage Agreements for POWERaDE will expire in 2004, and for Nestea, Fruitopia and Minute Maid juices and juice drinks will expire in 2007.

  Marketing Support in the United States from The Coca-Cola Company

  The Coca-Cola Company has no obligation under the Domestic Carbonated Beverage Agreements and Noncarbonated Beverage Agreements to participate with the Company in expenditures for advertising and marketing, but it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company, and has advised the Company that it intends to continue to provide various forms of marketing support in 1998 at a comparable level of support as that provided in 1997. Also, in connection with the Company's acquisition of The Coca-Cola Bottling Company of New York, Inc., The Coca-Cola Company has agreed to pay a certain amount of marketing funds over the first five years after acquisition plus additional payments based upon sales in the acquired territory of carbonated soft drink products of The Coca-Cola Company.

  Post-Mix Sales and Marketing Agreements in the United States with The
   Coca-Cola Company

  The Company has in the past sold and delivered the post-mix products of The Coca-Cola Company pursuant to one-year post-mix distributorship appointments; in 1998, the Company signed a five-year distributorship ending on December 31, 2002. In 1997, the Company sold and/or delivered such post-mix products in all of its major territories in the United States. Under the terms of the appointment, the Company is authorized to distribute such syrups to retailers for dispensing to consumers within the United States. The appointment is terminable by either party without cause upon ten days' written notice. Unlike the Domestic Carbonated Beverage Agreements, there is no exclusive territory, and the Company faces competition not only from sellers of other post-mix syrups but from other sellers of post-mix syrups of The Coca-Cola Company (including The Coca-Cola Company). Depending on the territory, the Company is involved in the sale, distribution, and marketing of post-mix syrups in differing degrees. In some territories, the Company sells syrup on its own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, the Company is responsible for marketing post-mix syrup to certain segments of the business. See "Certain Relationships and Related Transactions--Agreements and Transactions with The Coca-Cola Company--Sales of Syrups, Bottle and Can Products and Agency Billing and Delivery Arrangements" in the Company's 1998 Proxy Statement, which information is incorporated by reference into Item 13 hereof.

  Beverage Agreements in the United States with Other Licensors

  The beverage agreements in the United States between the Company and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the Domestic Carbonated Beverage Agreements as to trade names, approved bottles, cans and labels, sale of imitations, and cause for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit the Company from dealing in products with similar flavors in certain territories. The agreements with subsidiaries of Cadbury Schweppes plc, which represented in 1997 approximately 7% of the beverages sold by the Company in the United States and the Caribbean, provide that the parties will give each other at least one year's notice prior to terminating the agreement for any brand, and pay certain fees in some circumstances. Also, the Company agreed that it would not cease distributing Dr Pepper brand products prior to December 31, 2005 or Canada Dry, Schweppes, Sunkist or Squirt brand products prior to December 31, 2001. The termination provisions for Dr Pepper renew for five-year periods; those for the other Cadbury brands renew for three-year periods.

  Canadian Beverage Agreements with The Coca-Cola Company

  CCB, the Company's bottler in Canada, sells, distributes and produces Coca-Cola Trademark Beverages, Allied Beverages and noncarbonated beverages of The Coca-Cola Company and Coca-Cola Ltd., an affiliate of The Coca-Cola Company ("Coca-Cola Beverage Products") in its territories pursuant to license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company ("Canadian Beverage Agreements"). The Canadian Beverage Agreements are similar to the Domestic Carbonated Beverage Agreements with respect to authorized containers, planning, quality control, transshipping, transfer restrictions, termination and related matters but have certain significant differences therefrom.

  Exclusivity. The Canadian Beverage Agreement for Coca-Cola Trademark Beverages gives CCB the exclusive right to distribute Coca-Cola Trademark Beverages in its territories in bottles authorized by Coca-Cola Ltd. CCB also is authorized on a nonexclusive basis to sell, distribute and produce canned, pre-mix and post-mix Coca-Cola Trademark Beverages in such territories. At present, there are no other authorized producers or distributors of canned, pre-mix or post-mix Coca-Cola Trademark Beverages in CCB's territories and CCB has been advised by Coca-Cola Ltd. that there are no present intentions to authorize any such producers or distributors in the future. In general, the Canadian Beverage Agreement for Coca-Cola Trademark Beverages prohibits CCB from producing or distributing beverages other than the Coca-Cola Trademark Beverages unless Coca-Cola Ltd. has given CCB notice that it approves the production and distribution of such beverages.

  Pricing. An affiliate of The Coca-Cola Company supplies the concentrates for the Coca-Cola Trademark Beverages and may establish and revise at any time the price of concentrates, the payment terms and the other terms and conditions under which CCB purchases concentrates for the Coca-Cola Trademark Beverages. The Company expects that net prices charged in 1998 for concentrates will be approximately equivalent to 1997 prices. Unlike other beverage agreements in other parts of the world, Coca-Cola Ltd. may, in its sole discretion, establish maximum prices at which the Coca-Cola Trademark Beverages may be sold by CCB to its retailers. Coca-Cola Ltd. may also establish maximum retail prices for such beverages, and CCB is required to use its best efforts to maintain such maximum retail prices. CCB may not require a deposit on any container used by it for the sale of the Coca-Cola Trademark Beverages unless it is required by law or approved by Coca-Cola Ltd. and, if a deposit is required, such deposit may not exceed the greater of the minimum deposit required by law or the deposit approved by Coca-Cola Ltd.

  Term. The Canadian Beverage Agreement for Coca-Cola Trademark Beverages expire on July 28, 2007, with provisions to renew for two additional terms of ten years each, provided generally that CCB has complied with and continues to be capable of complying with their provisions. CCB's authorizations to sell, distribute and produce, pre-mix and post-mix Coca-Cola Trademark Beverages may be terminated by either party on ninety days' notice.

  Marketing Support. Coca-Cola Ltd. has no obligation under the Canadian Beverage Agreements to participate with CCB in expenditures for advertising and marketing, but it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company, and has advised the Company that it intends to continue to provide various forms of marketing support in 1998 at a comparable level of support as that provided in 1997. Additionally, The Coca-Cola Company has agreed to pay a certain amount of marketing funds over the first five years after the acquisition of CCB by the Company.

  Other Coca-Cola Beverage Products. The license agreements and arrangements of CCB with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company, for the Coca-Cola Beverage Products other than Coca-Cola Trademark Beverages are on terms generally similar to those contained in the license agreement in respect of the Coca-Cola Trademark Beverages.

Beverage Agreements in Canada with Other Licensors

  CCB has several signed license agreements with other licensors, including: license agreements with subsidiaries of Cadbury Schweppes plc having terms expiring in July 2002 and December 2036, each being renewable for successive five-year terms until terminated by either party. These beverage agreements generally give CCB the exclusive right to produce and distribute authorized beverages in authorized packaging in specified territories. These beverage agreements also generally provide flexible pricing for the licensors, and in many instances, prohibit CCB from dealing in beverages confusing with, or imitative of, the authorized beverages. These agreements contain restrictions generally similar in effect to those in the Canadian Beverage Agreements as to the use of trademarks, approved bottles, cans and labels, sales of imitations and cause for termination.

EUROPEAN BEVERAGE AGREEMENTS

European Beverage Agreements with The Coca-Cola Company

  The Company's bottlers in the Netherlands, Belgium and France (collectively the "Company Continental Bottlers") and the Company's bottlers in Great Britain and Luxembourg (which together with the Company Continental Bottlers are collectively called the "Company European Bottlers"), operate in their respective territories under agreements with The Coca-Cola Company and The Coca-Cola Export Corporation, dated July 26, 1996 for the Company Continental Bottlers, February 10, 1997 for the British bottler and January 30, 1998 for the Luxembourg bottler (the "European Beverage Agreements"); these agreements have certain significant differences from the beverage agreements described above. The Company believes that the European Beverage Agreements are substantially similar to other agreements between The Coca-Cola Company and other European bottlers of Coca-Cola Trademark Beverages and Allied Beverages.

  Exclusivity. Subject to the European Supplemental Agreement, described below in this report, and certain minor exceptions, the Company European Bottlers have the exclusive rights granted by The Coca-Cola Company in their territories to sell the beverages covered by their respective European Beverage Agreements in glass bottles, plastic bottles and/or cans. The covered beverages include Coca-Cola Trademark Beverages, Allied Beverages, noncarbonated beverages and certain beverages not sold in the United States. See "Products" above. The Coca-Cola Company has retained the rights to produce and sell, or authorize third parties to produce and sell, the beverages in any other manner or form within the territories. The Coca-Cola Company has further granted certain Company European Bottlers a nonexclusive authorization to package and sell post-mix and/or pre-mix beverages in their territories.

  Transshipping. The Company European Bottlers are prohibited from making sales of the beverages outside of their territories, or to anyone intending to resell the beverages outside their territories, without the consent of The Coca-Cola Company, except for sales arising out of an order from a customer in another Member State of the European Union or for export to another such Member State. The European Beverage Agreements also contemplate that there may be instances in which large or special buyers have operations transcending the boundaries of the territories, and in furtherance of this, the Company European Bottlers and The Coca-Cola Company are cooperating in sales to such buyers.

  Pricing. The European Beverage Agreements provide that the sales of beverage base and other goods to the Company European Bottlers are at prices which are set from time to time by The Coca-Cola Company. The Company expects that net prices charged in 1998 by The Coca-Cola Company for syrup, concentrate, and other goods will increase approximately 4.3% over 1997 prices.

  Term and Termination. The European Beverage Agreements expire July 26, 2006 for the Company Continental Bottlers, February 10, 2007 for the British bottler and January 30, 2008 for the Luxembourg bottler, unless terminated earlier as provided therein. If the European Bottlers have fully complied with the agreements during the initial term, are "capable of the continued promotion, development, and exploitation of the full potential of the business" and request an extension of the agreement, an additional ten-year term may be granted at the sole discretion of The Coca-Cola Company. The Coca-Cola Company is given the right to terminate the European Beverage Agreements before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of the Company European Bottlers or the occurrence of a default under the European Beverage Agreements which is not remedied within 60 days of notice of the default being given by The Coca-Cola Company. The European Beverage Agreements may be terminated by either party in the event foreign exchange is unavailable or local laws prevent performance. The post-mix and pre-mix authorizations are terminable by either party with 90 days' prior notice.

European Supplemental Agreement with The Coca-Cola Company

  In addition to the European Beverage Agreements described above, the Company Continental Bottlers, The Coca-Cola Company and The Coca-Cola Export Corporation are parties to a supplemental agreement (the "European Supplemental Agreement") with regard to the Company Continental Bottlers' rights pursuant to the European Beverage Agreements. The European Supplemental Agreement permits the Company Continental Bottlers to prepare, package, distribute and sell the beverages covered by any of the Company Continental Bottlers' European Beverage Agreements in any other territory of another Company Continental Bottler, provided that the Company and The Coca-Cola Company shall have reached agreement upon a business plan for such beverages. The European Supplemental Agreement may be terminated, either in whole or in part by territory, by The Coca-Cola Company at any time with 90 days' prior written notice. The British and Luxembourg bottlers are not parties to the European Supplemental Agreement, but The Coca-Cola Company has committed to enter into a similar arrangement with them.

Marketing Support in Europe from The Coca-Cola Company

  While The Coca-Cola Company has no commitment under the European Beverage Agreements to provide marketing support, it has agreed with the Company to provide certain specified assistance for limited periods of time in connection with the Company's acquisitions of the bottlers in Belgium, France and Great Britain. With respect to the bottlers in Belgium and France, the Company and The Coca-Cola Company have developed a business plan through the year 2000, to be supplemented with agreed annual plans, under which the Company will receive set levels of funds to support the marketing of Coca-Cola brands; the Company is obligated to cause the French bottler to spend marketing funds in support of the Coca-Cola brands, the amounts of the expenditures to increase as case volume increases. With respect to the bottler in Great Britain, a business plan has been developed by agreement of the Company and The Coca-Cola Company through the year 2002, to be supplemented with agreed annual plans. The Coca-Cola Company has committed to a minimum level of annual support throughout the period of the business plan to fund marketing programs for Coca-Cola brands, and to make transition support payments in agreed amounts for 1998 and 1999 to fund customer and consumer programs designed to enhance the marketing and sale of Coca-Cola brands. The Coca-Cola Company has provided substantial marketing support in the past to the Company's bottler in the Netherlands, and the Company expects that increased support will be provided in 1998, as a recognition of increased sales.

  Beverage Agreements in Europe with Other Licensors

  The beverage agreements between the Company and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit the Company from dealing in products with similar flavors. Those agreements contain restrictions generally similar in effect to those in the European Beverage Agreements as to trade names, approved bottles, cans and labels, sale of imitations, planning, and cause for termination. As a condition to Cadbury Schweppes plc's sale of its 51% interest in the British bottler to the Company in February 1997, the Company entered into agreements concerning certain aspects of the Cadbury Schweppes products distributed by the British bottler. These agreements impose obligations upon the Company with respect to the marketing, sale and distribution of Cadbury Schweppes products within the British bottler's territory. These agreements further require the British bottler to achieve certain agreed growth rates for Cadbury Schweppes brands and grant certain rights and remedies to Cadbury Schweppes if these rates are not met. These agreements also place some limitations upon the British bottler's ability to discontinue Cadbury Schweppes brands, and recognize the exclusivity of certain Cadbury Schweppes brands in their respective flavor categories. The British bottler is given the first right to any new Cadbury Schweppes brands introduced in the territory. These agreements run through 2012 and are automatically renewed for a ten-year term thereafter unless terminated by either party.

COMPETITION

  The liquid nonalcoholic refreshment business is highly competitive. Competition exists among all beverages, including soft drinks, isotonics, tea, tea drinks, juices, juice drinks, coffee, coffee drinks, water, beer, wine, wine coolers, milk and milk drinks, and bottled waters. Competitors in this business include bottlers and distributors of beverages marketed and advertised at international, national, regional and local levels, as well as chain store and private label beverages. Information on sales in the liquid nonalcoholic refreshment business is not readily available. In the carbonated soft drink segment of the liquid nonalcoholic refreshment business, however, the Company estimates that in 1997 the products of The Coca-Cola Company represented approximately 38% of total food store and petroleum outlet carbonated soft drink sales in all United States territories in which the Company operates, and that those of PepsiCo, Inc. represented approximately 32%. The Company also estimates that in each of its United States territories, between 60% and 80% of food store and petroleum outlet carbonated soft drink sales are accounted for by the Company and its major carbonated soft drinks competitor, which in most territories is the bottler of the soft drink products of PepsiCo, Inc.

  Brand recognition and pricing are significant factors affecting the Company's competitive position, and the consumer and customer goodwill associated with the trademarks of its products are the most favorable factor for the Company. Other competitive factors among beverage distributors include marketing, distribution methods, service to the trade, and the management of sales promotion activities. Vending machine sales, packaging changes and relationships with fountain customers are also competitive factors. The introductions of new products and packages have been major competitive elements in the liquid nonalcoholic refreshment industry.

EMPLOYEES

  At February 10, 1998, the Company had approximately 56,000 employees. At the end of 1997, approximately 8,000 of these employees were in Europe, where the Company added over 400 people during the year because of increased commercial activity. The Company is a party to 148 collective bargaining agreements covering approximately 11,300 of its North American employees. These collective bargaining agreements expire at various dates through 2004. The Company has no reason to believe that it will be unable to renegotiate any of these agreements on satisfactory terms. On February 27, 1998, the Company agreed with its European employee representatives to establish a European Works Council. Management of the Company believes that the Company's relations with its employees are generally good.

GOVERNMENTAL REGULATION

  Packaging

  Anti-litter measures have been enacted in the United States in California, Connecticut, Delaware, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, Vermont and the City of Columbia, Missouri, some of which prohibit the sale of certain beverages, whether in refillable or nonrefillable containers, unless a deposit is charged by the retailer for the container. The retailer or redemption center refunds all or some of the deposit to the customer upon the return of the container. The containers are then returned to the bottler, which, in most jurisdictions, must pay the refund and, in certain others, must also pay a handling fee. In California, a levy is imposed on beverage containers to fund a waste recovery system. In the past, similar legislation has been proposed but not adopted elsewhere, although the Company anticipates that additional jurisdictions may enact such laws. Massachusetts requires the creation of a deposit transaction fund by bottlers and the payment to the state of balances in that fund that exceed three months of deposits received, net of deposits repaid to customers and interest earned. Michigan also has a statute requiring bottlers to pay to the state unclaimed container deposits.

  In Canada, soft drink containers are subject to waste management measures in each of the ten provinces. Four provinces have forced deposit schemes and three have half-back deposit systems whereby a deposit is collected from the consumer and one-half of the deposit amount is returned upon redemption. In one province a levy is imposed on beverage containers to fund a multi-material recovery system. Prince Edward Island requires all soft drink beverages to be sold in refillable containers, and regulations in Ontario require that sales by a bottler of soft drink beverages in refillable containers must meet a minimum percentage of total sales of soft drink beverages by such bottler in refillable and nonrefillable containers within that bottler's sales areas.

  The European Commission has issued a packaging and packing waste directive which is in the process of being incorporated into the national legislation of the Member States. This will result in targets being set for the recovery and recycling of household, commercial and industrial packaging waste and impose substantial responsibilities upon bottlers and retailers for implementation.

  The Company has taken actions to mitigate the adverse effects resulting from legislation concerning deposits, restrictive packaging, and escheat of unclaimed deposits which impose additional costs on the Company. The Company is unable to quantify the impact on current and future operations which may result from such legislation if enacted in the future, but the impact of any such legislation could be significant if widely enacted.

  Excise and Value Added Taxes

  Excise taxes on sales of soft drinks have been in place in various states in the United States for several years. The states in which the Company operates currently imposing such taxes are Arkansas, North Carolina, and Tennessee. In addition, the state of New York and one local jurisdiction in which the Company operates, Honolulu, Hawaii, have imposed a special tax on nonrefillable soft drink containers. To the knowledge of management of the Company, no similar legislation has been enacted in any other markets served by the Company. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in nonrefillable containers as a means of encouraging the use of refillable containers. Management of the Company is unable to predict, however, whether such additional legislation will be adopted.

  Value added tax on soft drinks varies widely in the Company's bottling territories within Canada and the European Community, ranging from 3% to 21%. In addition, excise taxes on sales of soft drinks are in place in Belgium, France and the Netherlands. The existence and level of this indirect taxation on the sale of soft drinks is now a matter of legal and public debate given the need for further tax harmonization within the European Community.

  California Legislation

  A California law requires that any person who exposes another to a carcinogen or a reproductive toxicant must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. The Company has assessed the impact of the law and its implementing regulations on the Company's beverage products and has concluded that none of the Company's products currently requires a warning under the law. The Company cannot predict whether or to what extent food industry efforts to minimize the law's impact on food products will succeed, neither can the Company predict what impact, either in terms of direct costs or diminished sales, imposition of the law may have.

  Underground Storage Tanks and Other Environmental Regulations

  Substantially all of the facilities of the Company are subject to laws and regulations dealing with above-ground and underground fuel storage tanks and the discharge of materials into the environment. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material effect upon the capital expenditures, net income, financial condition, or competitive position of the Company. The Company's beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable law. In the United States, the Company has been named as a potentially responsible party in connection with certain landfill sites where the Company may have been a de minimis contributor. Under current law, the Company's liability for cleanup costs may be joint and several with other users of such sites, regardless of the extent of the Company's use in relation to other users. However, in the opinion of management of the Company, the potential liability of the Company in connection with such activity is not significant and will not have a materially adverse effect on the financial condition or results of operations of the Company.

  Several underground fuel storage tanks used by the Company may be found to be in noncompliance with applicable federal and state requirements for the continued maintenance and use of such tanks. The Company has adopted a plan for the testing, removal, replacement, and repair, if necessary, of underground fuel storage tanks at Company bottlers in North America and remediation of their sites, if necessary and, to a lesser extent, the abatement of the discharge of pollutants, upgrading water treatment facilities, and remediating friable asbestos, at various Company facilities. The Company spent approximately $8 million in 1997 pursuant to this plan, and the Company estimates it will spend approximately $14 million in 1998 and $13 million in 1999 pursuant to this plan. In the opinion of management of the Company, any liabilities associated with the items covered by such plan will not have a materially adverse effect on the financial condition or results of operations of the Company.

  Trade Regulation

  The business of the Company, as the exclusive manufacturer and distributor of bottled and canned beverage products of The Coca-Cola Company and other manufacturers within specified geographic territories, is subject to antitrust laws of general applicability. Under the United States' Soft Drink Interbrand Competition Act, the exercise and enforcement of an exclusive contractual right to manufacture, distribute, and sell a soft drink product in a geographic territory is presumptively lawful if the soft drink product is in substantial and effective interbrand competition with other products of the same class in the market. Management of the Company believes that there is such substantial and effective competition in each of the exclusive geographic territories in the United States in which the Company operates.

  The Treaty of Rome, which established the European Community, precludes restrictions of the free movement of goods within the Member States. As a result, unlike the Company's Domestic Carbonated Beverage Agreements, the European Beverage Agreements do not grant the Company exclusive bottling territories. Therefore, other European Union and/or European Economic Area suppliers of the beverages produced by the Company can, in response to unsolicited orders, sell such products in the Company's European Community territories. See "European Beverage Agreements."

 Miscellaneous Regulations

  The production, distribution, and sale of many of the Company's products are subject to the Federal Food, Drug, and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various federal, state, provincial and local environmental statutes and regulations; and various other federal, state, provincial and local statutes in the United States, Canada and Europe regulating the production, packaging, sale, safety, advertising, labeling, and ingredients of such products.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

  For financial information on industry segments and operations in geographic areas, see Note 16 to the Company's Consolidated Financial Statements, found on page 42 of the Annual Report to Share Owners for the year ended December 31, 1997, which is incorporated into this report by reference.

ITEM 2. PROPERTIES

  The principal properties of the Company include the executive offices, production facilities, distribution facilities, administrative offices, and service centers. At February 28, 1998, the Company operated 72 beverage production facilities, 34 of which are solely production facilities and 38 of which are combination production/distribution facilities, and also operated 323 principal distribution facilities. The Company owns 67 of its production facilities and 238 of its principal distribution facilities, and leases the others. In the aggregate, the Company's owned and leased facilities cover approximately 34.6 million square feet. Management of the Company believes that its production and distribution facilities are generally sufficient to meet present operating needs.

  One of the facilities owned by the Company is subject to a lien to secure indebtedness in an aggregate principal amount of approximately $2 million at December 31, 1997. Excluding expenditures for bottler acquisitions, the Company's capital expenditures in 1997 were approximately $967 million.

  At February 9, 1998, the Company owned and operated approximately 41,680 vehicles of all types used in the sale, production and distribution of its products and over 1.6 million coolers, beverage dispensers and vending machines.

ITEM 3. LEGAL PROCEEDINGS

  The Company and several of its bottling subsidiaries or divisions in the United States have been named as potentially responsible parties ("PRPs") at several federal and state "Superfund" sites. In 1987, BCI Coca-Cola Bottling Company of Los Angeles ("CCBCLA") was named by the Environmental Protection Agency ("EPA") as a PRP at the Operating Industries, Inc. ("OII") site at Monterey Park, California. As of 1991, CCBCLA had contributed approximately $300,000 toward the remediation efforts. After 1991, CCBCLA had no further communications from the EPA until October 1997 when CCBCLA received notice from the EPA that a "Final Remedy" for the site had been chosen with an estimated cost (in addition to what had already been spent) of approximately $217 million (including an estimated $52 million for EPA's past and future oversight costs), and which is expected to take 30 years to complete. There are approximately 280 PRPs at this site. CCBCLA's monetary participation in prior remediation activities at the OII site was based upon its allocated percentage of volume of waste contributed to the site, which was 0.075%. Based upon this percentage and the estimated costs, CCBCLA's share of the Final Remedy should be about $162,750. In 1992, Florida Coca-Cola Bottling Company ("Florida CCBC") was named as a PRP at the Peak Oil site in Tampa, Florida, formerly the location of a refiner of used motor oil. Following an internal investigation and lengthy negotiations with the PRP Group, Florida CCBC agreed to accept liability for approximately 32,000 gallons of used oil, representing approximately 1.6% of the total amount. With total remediation costs estimated at up to $18 million, Florida CCBC's ultimate liability could reach $300,000. In 1992, The Coca-Cola Bottling Company of Memphis, Tenn. ("CCBC Memphis") was named as a PRP with respect to the South 8th Street landfill site (a/k/a West Memphis landfill) in West Memphis,

Arkansas, which is alleged to have been used in the 1950s and 1960s as a dump site for the by-products from the reprocessing of used motor oil. Total cleanup for the site has been estimated at up to $45 million. CCBC Memphis conducted an internal investigation of this matter and determined that some of its waste oil may have been taken to the South 8th Street landfill. However, neither the specific volume of waste oil that may have been generated by CCBC Memphis, nor its percentage of the whole relative to other PRPs has yet been determined. Accordingly, CCBC Memphis cannot yet estimate the amount of its ultimate liability. In 1994, the Company was named as a PRP at the Waste Disposal Engineering site in Andover, Minnesota, a former landfill. The claim against the Company is approximately $110,000; however, if this site is a "qualified landfill" under Minnesota law, the entire cost of remediation may be paid by the state without contribution from any PRP. In 1994, Florida CCBC was named as a PRP at the Petroleum Products Corporation site in Pembroke Park, Florida, the former location of a used oil recycling facility. Total cleanup for the site has been estimated at up to $100 million. Florida CCBC conducted an internal investigation of this matter and determined that some of its waste oil may have been taken to the site. However, neither the specific volume of waste oil that may have been generated by Florida CCBC, nor its percentage of the whole relative to other PRPs, has yet been determined. Accordingly, Florida CCBC cannot yet estimate the amount of its ultimate liability. In September 1996, the Cincinnati, Ohio facility of Johnston Coca-Cola Bottling Group, Inc. ("Johnston CCBG") received a notice stating that 113 violations of the pH limits of the facility's wastewater discharge had been detected between November 1994 and April 1996, and that the unpermitted discharges had caused structural damage to the municipal wastewater collection system. Accordingly, it is proposed that Johnston CCBG pay a permit violation penalty in the amount of $16,900, reimburse certain investigative costs of $19,370, and pay the estimated sewer replacement cost of $369,000. Johnston CCBG is currently negotiating for a reduction in these costs. In September 1997, CCBLA's Tempe, Arizona facility received two administrative orders from the City of Tempe totaling $154,357 for failure to meet a compliance deadline for completion of the installation of a pH effluent pretreatment system and for pH violations of the facility's wastewater permit limitations that occurred during the period January-April 1997. CCBCLA has begun informal settlement negotiations with the City of Tempe. If the matter is not resolved informally, CCBCLA may seek administrative and/or judicial review to contest the severity of these penalties. The Company or its bottling subsidiaries have been named as PRPs at seventeen other federal and seven other state "Superfund" sites where management of the Company has concluded either
(i) that the Company will have no further liability because there was no responsibility for having deposited hazardous waste; (ii) that payments made to date would be sufficient to satisfy all liability; or (iii) that the Company's ultimate liability, if any, for such site would be less than $100,000.

  In an action commenced in December 1996, the Quebec Recycling Authority alleged that the Company's bottler in Canada, CCB, is in violation of a 1992 industry agreement relating to the remittance of deposits on soft drink containers. The amount claimed is approximately CDN $650,000, plus interest, and is based on a claim for deposits on certain containers of soft drink beverages produced by CCB in the Province of Quebec during the calendar years 1993 and 1994, regardless of where such containers were actually distributed and sold by CCB. CCB did not remit any deposit amount for cans of soft drink beverage which were produced by CCB in the Province of Quebec but distributed and sold by CCB outside the Province during those years. CCB has denied any liability in this matter and the claim is being vigorously defended.

  The Ontario Environmental Protection Act and Regulations provide that sales by a bottler of soft drink beverages in refillable containers must meet a minimum percentage of total sales of soft drink beverages by such bottler in refillable and nonrefillable containers within that bottler's sales areas. In September 1996, CCB was charged in a private prosecution for failing to meet these requirements. In December 1996, the Attorney General for Ontario intervened in this matter and withdrew the charge. An application for judicial review of the withdrawal and of the decision of the presiding justice of the peace has been dismissed; however, a notice of appeal has been filed.

  In August 1995, the European Commission (the "Commission") charged that certain marketing rebates associated with the fountain business of the Company's French bottler, Coca-Cola Entreprise S.A. ("CCESA"), constituted an abuse of a dominant position in a "cola market" in France in violation of
Article 86 of the Treaty of Rome. The case arose from an investigation commenced in 1993 at the behest of a competitor of CCESA. In

July 1996, CCESA responded, denying that there was a "cola market" or that it was dominant or that the practices complained of were abusive. If the Commission maintains its initial conclusions, certain marketing practices may have to be amended, and there is the possibility that penalties could be imposed. The proceedings are being defended by The Coca-Cola Company, which is obligated to indemnify CCESA and the Company for defense costs, fines and penalties.

  In November 1996, a complaint was filed with the Commission against the Company's bottler in Great Britain, Coca-Cola & Schweppes Beverages Limited ("CCSB"), alleging that certain practices of CCSB constituted an abuse of an alleged dominant position in a "carbonated soft drink market" in Great Britain, in violation of Article 86 of the Treaty of Rome. The complaint, which was filed by a competitor, complained specifically of CCSB's program of annual rebates based on increased sales, alleged exclusive arrangements for vending and dispensing equipment, and pricing policies. As part of obtaining approval of its acquisition of Amalgamated Beverages Great Britain Limited ("ABGB") (see next paragraph), the parent of CCSB, the Company agreed in February 1997 to undertakings with the Commission which modified certain of CCSB's commercial practices, including the annual rebates criticized by the complainant. Moreover, in March 1997, the Company responded to the complaint and continues to cooperate with the Commission in its investigation, which remains active. The Company believes the complaint is without merit.

  On January 22, 1997, the Commission cleared the Company's acquisition of ABGB, which was a joint venture owned 51% by Cadbury Schweppes plc and 49% by The Coca-Cola Company. The Commission concluded that although The Coca-Cola Company could exercise decisive influence over the Company and that ABGB was dominant in a "cola market" in Great Britain, under the Merger Regulation the acquisition had to be cleared because it would not strengthen that dominant position. As a consequence of the decision certain commercial practices are likely to be affected by restrictions generally imposed on companies found to be in a dominant market position. In addition, the Company agreed to an undertaking that restricts specific commercial practices with certain of CCSB's customers in Great Britain. In April 1997, the Company filed an application seeking the annulment of the Commission's conclusions regarding control, the existence of a "cola market" and that CCSB is dominant, all of which the Company believes are not supported by the facts or the law. The Coca-Cola Company filed a similar application at the same time.

  On January 27, 1997, the French Competition Council (the "Council") concluded its investigation of CCESA by finding that certain practices of CCESA constituted an abuse of a dominant position in what is defined as the French cola market. CCESA was fined 10 million French francs. On February 27, 1997, CCESA filed an appeal of the Council's findings, which CCESA feels are not supported by the facts or the law. In addition to the fine, CCESA may have to modify certain of its practices regarding the provision of post-mix machines to certain customers, and other commercial practices are likely to be affected by restrictions generally imposed upon companies found to be in a dominant market position. The proceedings are being defended by The Coca-Cola Company, which is obligated to indemnify CCESA and the Company for defense costs, fines and penalties.

  There are various other lawsuits and claims pending against the Company. Included among such litigation are claims for injury to persons or property. Management of the Company believes that such claims are covered by insurance with financially responsible carriers or adequate provisions for losses have been recognized by the Company in its consolidated financial statements. In the opinion of management of the Company, the losses that might result from such litigation will not have a materially adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

ITEM 4(A). EXECUTIVE OFFICERS OF THE COMPANY

  Set forth below is information as of March 1, 1998 regarding the executive officers of the Company:

                                          PRINCIPAL OCCUPATION DURING THE PAST
                NAME                AGE                FIVE YEARS
 ---------------------------------  --- ---------------------------------------
 Summerfield K. Johnston, Jr. ....   65 Mr. Johnston has been Chairman of the
                                        Board of Directors and Chief Executive
                                        Officer since October 1997. He was Vice
                                        Chairman of the Board and Chief
                                        Executive Officer of the Company from
                                        December 1991 to October 1997.
 Henry A. Schimberg...............   64 Mr. Schimberg has been President, Chief
                                        Operating Officer, and a director of
                                        the Company since December 1991.
 John R. Alm......................   52 Mr. Alm has been Executive Vice
                                        President and Chief Financial Officer
                                        since October 1997. He was Senior
                                        Vice President and Chief Financial
                                        Officer of the Company from December
                                        1991 to October 1997.
 Margaret F. Carton...............   40 Ms. Carton has been Vice President,
                                        Investor Relations and Planning since
                                        October 1996. She served as Director,
                                        Investor Relations from 1990 to October
                                        1996.
 John H. Downs, Jr. ..............   41 Mr. Downs has been Vice President,
                                        Public Affairs of the Company since
                                        1989.
 Norman P. Findley III............   53 Mr. Findley has been Senior Vice
                                        President of the Company since December
                                        1995 and European Group President since
                                        July 1996. He was Vice President,
                                        Domestic and International Marketing
                                        from July 1993 to December 1995. From
                                        1989 to July 1993 he served as Vice
                                        President, Marketing of the Company.
 Summerfield K. Johnston III......   44 Mr. Johnston has been Senior Vice
                                        President of the Company since December
                                        1995 and Eastern North America Group
                                        President since July 1996. He was Vice
                                        President, Regional Operations from
                                        July 1993 to December 1995. He was
                                        Vice President and General Manager,
                                        West Central Region from December 1992
                                        to July 1993. He served as Vice
                                        President, Human Resources of the
                                        Company from February 1992 to December
                                        1992.
 Lowry F. Kline...................   57 Mr. Kline has been Executive Vice
                                        President and General Counsel since
                                        October 1997. He was Senior Vice
                                        President from February 1996 to October
                                        1997, and General Counsel of the
                                        Company since December 1991. He was a
                                        partner in the law firm of Miller &
                                        Martin, Chattanooga, Tennessee, from
                                        1970 until 1996.
 Vicki R. Palmer..................   44 Ms. Palmer has been Vice President and
                                        Treasurer of the Company since December
                                        1993. She was Treasurer of the Company
                                        from February 1992 to December 1993.

                                          PRINCIPAL OCCUPATION DURING THE PAST
                NAME                AGE                FIVE YEARS
 ---------------------------------  --- ---------------------------------------
 Gary P. Schroeder................   52 Mr. Schroeder has been Senior Vice
                                        President of the Company and Western
                                        North America Group President since
                                        July 1996. He was Vice President,
                                        Regional Operations of the Company from
                                        December 1994 to July 1996. He was
                                        Regional Vice President, General
                                        Manager of the Southwest Region from
                                        January 1992 to December 1994.
 G. David Van Houten, Jr..........   48 Mr. Van Houten has been Senior Vice
                                        President of the Company since December
                                        1995 and Central North America Group
                                        President since July 1996. He was Vice
                                        President, Regional Operations of the
                                        Company from July 1993 to December 1995
                                        and he was Regional Vice President and
                                        General Manager, Texas Region from 1992
                                        to 1993.
 O. Michael Whigham...............   47 Mr. Whigham has been Vice President,
                                        Controller and Principal Accounting
                                        Officer of the Company since October
                                        1996. He was Region Vice President of
                                        Finance for the Atlanta Region of the
                                        Company from 1992 to 1996 and served as
                                        Director of Internal Audit from 1987 to
                                        1992.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  LISTED AND TRADED: New York Stock Exchange

                     TRADED: Boston, Chicago, Cincinnati,
                      Pacific, and Philadelphia Exchanges

         Common stock owners of record as of February 20, 1998: 15,268

                                 STOCK PRICES*

       1997                                                      HIGH     LOW
       ----                                                    -------- --------
     Fourth Quarter........................................... 36       25 1/2
     Third Quarter............................................ 31 5/8   22 1/4
     Second Quarter........................................... 23 5/8   18 1/32
     First Quarter............................................ 22       15 23/32
       1996                                                      HIGH     LOW
       ----                                                    -------- --------
     Fourth Quarter........................................... 16 3/8   14 1/32
     Third Quarter............................................ 15 13/32 11 11/32
     Second Quarter........................................... 11 7/8    9 7/32
     First Quarter............................................ 10 17/32  8

--------
 * During the second quarter of 1997, the Company's common stock split 3-for-
   1. All stock prices prior to second quarter 1997 are split-adjusted.

                                   DIVIDENDS

  Quarterly dividends in the amount of $0.025 per share were paid during fiscal year 1997. The dividend rate per share remained constant after the stock split.

ITEM 6.SELECTED FINANCIAL DATA

  "Selected Financial Data" for the years 1988 through 1997, on pages 46 and 47 of the Company's Annual Report to Share Owners for the year ended December 31, 1997 is incorporated into this report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  "Management's Financial Review" on pages 18 through 29 of the Company's Annual Report to Share Owners for the year ended December 31, 1997 is incorporated into this report by reference.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  "Management's Financial Review--Interest Rate and Currency Risk Management" on pages 24 and 27 of the Company's Annual Report to Share Owners for the year ended December 31, 1997 is incorporated into this report by reference.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following consolidated financial statements of the Registrant and its subsidiaries are incorporated into this report by reference to the Company's Annual Report to Share Owners for the year ended December 31, 1997, at the pages indicated:

    Consolidated Statements of Income-Years ended December 31, 1997, 1996 and 1995 (page 21)

    Consolidated Statements of Cash Flows-Years ended December 31, 1997, 1996 and 1995 (page 23)

    Consolidated Balance Sheets-December 31, 1997 and 1996 (page 25)

    Consolidated Statements of Share-Owners' Equity-Years ended December 31, 1997, 1996 and 1995 (page 26)

    Notes to Consolidated Financial Statements (pages 30-44)

    "Quarterly Financial Information," on page 44 of the Company's Annual Report to Share Owners is incorporated into this report by reference.

    Report of Independent Auditors (page 45)

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the directors of the Company is set forth under the caption "Election of Directors--Information Concerning Directors" on pages 4 through 6 of the Company's 1998 Proxy Statement. Such information is incorporated into this report by reference. Information relating to the executive officers of the Company is set forth at Item 4(A) of this report under the caption "Executive Officers of the Company." Information relating to compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company's executive officers and directors, persons who own more than ten percent of the Company's common stock and their affiliates who are required to comply with such reporting requirements is set forth in "Election of Directors--Section 16(a) Beneficial Ownership Reporting Compliance" on pages 11 and 12 of the Company's 1998 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 11. EXECUTIVE COMPENSATION

  Information relating to Director compensation is set forth under the caption "Election of Directors--Compensation of Directors" on pages 8 and 9 of the Company's 1998 Proxy Statement, and information relating to executive compensation is set forth under the caption "Executive Compensation" on pages 12 through 21 of the Company's 1998 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information relating to ownership of the Company's common stock by certain persons is set forth under the captions "Voting--Principal Share Owners" and "Election of Directors--Security Ownership of Directors and Officers" on page 2 and pages 9 through 11, respectively, of the Company's 1998 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information relating to certain transactions between the Company, The Coca-Cola Company and their affiliates and certain other persons is set forth under the caption "Certain Relationships and Related Transactions" on pages 21 through 24 of the 1998 Proxy Statement. Such information is incorporated into this report by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) (1) Financial Statements. The following consolidated financial statements of the Company and subsidiaries, included in the Company's Annual Report to Share Owners for the year ended December 31, 1997, are incorporated by reference into Part II, Item 8 of this report:

    Consolidated Statements of Income--Years ended December 31, 1997, 1996 and 1995.

    Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995.

    Consolidated Balance Sheets--December 31, 1997 and 1996.

    Consolidated Statements of Share-Owners' Equity--Years ended December 31, 1997, 1996 and 1995.

    Notes to Consolidated Financial Statements.

    Report of Independent Auditors.

    (2) Financial Statement Schedules. The following financial statement schedule of the Company and its subsidiaries is included in this report on the page indicated:

                                                                           PAGE
                                                                           ----
 Report of Independent Auditors........................................... F-2
 Schedule II--     Valuation and Qualifying Accounts for the fiscal years
                ended December 31, 1997, 1996 and 1995...................  F-3

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

    (3) Exhibits.

                                                 INCORPORATED BY REFERENCE OR
                                                      FILED HEREWITH (THE
                                                 COMPANY'S CURRENT, QUARTERLY,
                                                    AND ANNUAL REPORTS ARE
                                                 FILED WITH THE SECURITIES AND
  EXHIBIT                                             EXCHANGE COMMISSION
   NUMBER              DESCRIPTION                  UNDER FILE NO. 01-09300)
 ---------  ---------------------------------  --------------------------------
 2.1--      Stock Purchase Agreement by and    Exhibit 2 to the Company's
            among The Coca-Cola Export         Current Report on Form 8-K
            Corporation and Varoise de         (Date of Report: July 26, 1996).
            Concentres, S.A., Barlan Inc.,
            Beverage Products Limited,
            Bottling Holdings (International)
            Inc., The Coca-Cola Company, and
            Coca-Cola Enterprises, dated as
            of July 26, 1996.
 2.2--      Agreement between Cadbury          Exhibit 2.1, 2.2, 2.3 and 2.4 to
            Schweppes Public Limited Company,  the Company's Current
            Coca-Cola Holdings (United         Report on Form 8-K (Date of
            Kingdom) Limited, The Coca-Cola    Report: February 10, 1997).
            Company, Bottling Holdings (Great
            Britain) Limited, and Coca-Cola
            Enterprises, dated August 9,
            1996, as amended by amendments
            dated November 29, 1996, December
            16, 1996 and January 29, 1997.
 2.3--      Stock Purchase Agreement among     Exhibit 2.1 to the Company's
            The Coca-Cola Bottling Company of  Current Report on
            the Northeast, Bottling            Form 8-K (Date of Report: August
            Investment Holdings, Inc.,         7, 1997).
            Coca-Cola Enterprises and The
            Coca-Cola Company, dated as of
            August 7, 1997.
 2.4--      Stock Purchase Agreement among     Exhibit 2.2 to the Company's
            Enterprises KOC Acquisition        Current Report on
            Company Ltd, Coca-Cola Ltd.,       Form 8-K (Date of Report: August
            Coca-Cola Enterprises and The      7, 1997).
            Coca-Cola Company, dated as of
            August 7, 1997.
 2.5--      Stock Purchase Memorandum between  Exhibit 2.3 to the Company's
            George D. Overend and The          Current Report on
            Coca-Cola Bottling Company of the  Form 8-K (Date of Report: August
            Northeast, dated as of August 7,   7, 1997).
            1997.
 2.6--      Stock Purchase Agreement dated as  Exhibit 2.1 to the Company's
            of December 19, 1997 between The   Current Report on
            Prudential Insurance Company of    Form 8-K (Date of Report:
            America and The Coca-Cola          January 5, 1998).
            Bottling Company of the
            Northeast.
 2.7--      Stock Purchase Agreement dated as  Exhibit 2.2 to the Company's
            of December 19, 1997 between       Current Report on
            Aetna Life Insurance Company and   Form 8-K (Date of Report:
            The Coca-Cola Bottling Company of  January 5, 1998).
            the Northeast.
 2.8--      Stock Purchase Agreement dated as  Exhibit 2.3 to the Company's
            of December 18, 1997 between The   Current Report on
            Northwestern Mutual Life           Form 8-K (Date of Report:
            Insurance Company and The          January 5, 1998).
            Coca-Cola Bottling Company of the
            Northeast.

                                           INCORPORATED BY REFERENCE OR FILED HEREWITH (THE
                                         COMPANY'S CURRENT, QUARTERLY, AND ANNUAL REPORTS ARE
EXHIBIT                                    FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
NUMBER            DESCRIPTION                           UNDER FILE NO. 01-09300)
-------  ----------------------------  ---------------------------------------------------------
2.9--    Stock Purchase Agreement      Exhibit 2.4 to the Company's Current Report on
         dated as of December 31,      Form 8-K (Date of Report: January 5, 1998).
         1997 between Smith Barney
         Inc., IRA Rollover Custodian
         for William H. Cosby, Jr.
         and The Coca-Cola Bottling
         Company of the Northeast.
  3--    Restated Certificate of       Exhibit 3 to the Company's Current Report on
         Incorporation of Coca-Cola    Form 8-K (Date of Report: July 22, 1997).
         Enterprises (restated as of
         April 15, 1992) as amended
         by Certificate of Amendment
         dated April 21, 1997.
3.2--    Bylaws of Coca-Cola           Exhibit 3.2 to the Company's Annual Report on
         Enterprises, as amended       Form 10-K for the fiscal year ended December 31, 1995.
         through February 20, 1996.
4.1--    Indenture dated as of July    Exhibit 4.1 to the Company's Current Report on
         30, 1991, together with the   Form 8-K (Date of Report: July 30, 1991);
         First Supplemental Indenture  Exhibit 4.01 to the Company's Current Report on
         thereto dated January 29,     Form 8-K (Date of Report: January 29, 1992);
         1992, between Coca-Cola       Exhibit 4.02 to the Company's Current Report on
         Enterprises and The Chase     Form 8-K (Date of Report: January 29, 1992);
         Manhattan Bank, formerly      Exhibit 4.01 to the Company's Current Report on
         known as Chemical Bank        Form 8-K (Date of Report: September 8, 1992);
         (successor by merger to       Exhibits 4.01 and 4.02 to the Company's Current Report on
         Manufacturers Hanover Trust   Form 8-K (Date of Report: November 12, 1992);
         Company), as Trustee, with    Exhibit 4.01 to the Company's Current Report on
         regard to certain unsecured   Form 8-K (Date of Report: January 4, 1993);
         and unfunded debt securities  Exhibit 4.02 to the Company's Current Report on
         of Coca-Cola Enterprises,     Form 8-K (Date of Report: September 15, 1993), :
         and forms of notes and        Exhibit 4.01 to the Company's Current Report on
         debentures issued             Form 8-K (Date of Report: September 25, 1996):
         thereunder.                   Exhibit 4.01 to the Company's Current Report on
                                       Form 8-K (Date of Report: October 3, 1996):
                                       Exhibit 4.01 to the Company's Current Report on
                                       Form 8-K (Date of Report: November 19, 1996).
                                       Exhibit 4.1 to the Company's Current Report on
                                       Form 8-K (Date of Report: July 22, 1997);
                                       Exhibit 4.2 to the Company's Current Report on
                                       Form 8-K (Date of Report: July 22, 1997);
                                       Exhibit 4.3 to the Company's Current Report on
                                       Form 8-K (Date of Report: July 22, 1997);
                                       Exhibit 4.4 to the Company's Current Report on
                                       Form 8-K (Date of Report: July 22, 1997);
                                       Exhibit 4.01 to the Company's Current Report on
                                       Form 8-K (Date of Report: December 2, 1997);
                                       Exhibit 4.01 to the Company's Current Report on
                                       Form 8-K (Date of Report: January 6, 1998).

                                          INCORPORATED BY REFERENCE OR FILED HEREWITH (THE
                                        COMPANY'S CURRENT, QUARTERLY, AND ANNUAL REPORTS ARE
EXHIBIT                                  FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
NUMBER            DESCRIPTION                         UNDER FILE NO. 01-09300)
-------  ----------------------------  ------------------------------------------------------
4.2--    Medium-Term Notes Issuing     Exhibit 4.2 to the Company's Annual Report on
         and Paying Agency Agreement   Form 10-K for the fiscal year ended December 31, 1994.
         dated as of October 24,
         1994, between Coca-Cola
         Enterprises and The Chase
         Manhattan Bank formerly
         known as Chemical Bank, as
         issuing and paying agent,
         including as Exhibit B
         thereto the form of Medium-
         Term Note issuable
         thereunder.
4.3--    Indenture dated as of         Exhibit 4.01 to the Company's Current Report on
         November 15, 1989 between     Form 8-K (Date of Report: December 12, 1989);
         Coca-Cola Enterprises and     Exhibit 4.4(a) to the Company's Annual Report on
         Bankers Trust Company, as     Form 10-K for the fiscal year ended December 29, 1989;
         Trustee, with regard to       Exhibit 4.4(b) to the Company's Annual Report on
         certain unsecured and         Form 10-K for the fiscal year ended December 29, 1989.
         unsubordinated debt
         securities of Coca-Cola
         Enterprises, and forms of
         Fixed Rate Medium Term Note
         and Floating Rate Medium
         Term Note, each issuable
         commencing December 18, 1989
         pursuant to the above-
         referenced Indenture.
4.4--    Five Year Credit Agreement    Exhibit 4.4 to the Company Annual Report on
         dated as of November 4, 1996  Form 10-K for the fiscal year ended December 31, 1996.
         (the "1996 Credit Agreement")
         among Coca-Cola Enterprises;
         Bottling Holdings (Great
         Britain) Limited; Citibank
         International PLC; Citibank,
         N.A., ABN AMRO Bank N.V.,
         Atlanta Agency; Bank of
         America NT&SA; Bank Brussels
         Lambert, New York Branch;
         CIBC Inc.; Commerzbank AG;
         The Dai-Ichi Kangyo Bank,
         Ltd., Atlanta Agency;
         Deutsche Bank A.G., New York
         and/or Cayman Islands
         Branches; The First National
         Bank of Chicago; Kredietbank
         N.V., Grand Cayman Branch;
         Midland Bank PLC;
         Nationsbank, N.A.; The
         Northern Trust Company;
         Societe Generale; SunTrust
         Bank, Atlanta; Swiss Bank
         Corporation, New York
         Branch; Texas Commerce Bank,
         National Association; Union
         Bank of Switzerland, New
         York Branch; Wachovia Bank
         of Georgia, N.A.

                                          INCORPORATED BY REFERENCE OR FILED HEREWITH (THE
                                        COMPANY'S CURRENT, QUARTERLY, AND ANNUAL REPORTS ARE
EXHIBIT                                   FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
NUMBER            DESCRIPTION                          UNDER FILE NO. 01-09300)
-------  ----------------------------  -------------------------------------------------------
 4.5--   Amendment No. 1 to the 1996   Filed herewith.
         Credit Agreement, dated as
         of September 9, 1997.
 4.6--   Programme Agreement dated     Filed herewith.
         25th September 1997 in
         respect of a U.S.
         $  2,500,000,000 Euro Medium
         Term Note Programme, between
         and among Coca-Cola
         Enterprises, as issuer and
         guarantor, Coca-Cola
         Enterprises Great Britain
         plc, as issuer, and ABN AMRO
         Bank N.V., Banque Lehman
         Brothers, Banque Nationale
         de Paris, Citibank
         International plc, Credit
         Suisse First Boston (Europe)
         Limited, Deutsche Bank AG
         London, Lehman Brothers
         International (Europe),
         Midland Bank plc, Morgan
         Stanley & Co. International
         Limited, Salomon Brothers
         International Limited,
         Societe General and UBS
         Limited, as Dealers.

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

10.1--   1986 Stock Option Plan of     Exhibit 10.1 to the Company's Annual Report on
         Coca-Cola Enterprises, as     Form 10-K for the fiscal year ended December 31, 1991.
         amended through February 12,
         1991.*
10.2--   Form of Stock Option          Exhibit 10.5 to the Company's Registration Statement on
         Agreement between Coca-Cola   Form S-1, No. 33-9447.
         Enterprises and certain of
         its officers.*
10.3--   Coca-Cola Enterprises 1991    Exhibit 10.11 to the Company's Annual Report on
         Stock Option Plan, as         Form 10-K for the fiscal year ended December 31, 1992.
         amended and restated through
         February 18, 1992.*
10.4--   Coca-Cola Enterprises 1994    Exhibit 4.3 to the Company's Registration Statement on
         Stock Option Plan.*           Form S-8, No. 33-53221.
10.5--   Coca-Cola Enterprises 1995    Exhibit 4.3 to the Company's Registration Statement on
         Stock Option Plan.*           Form S-8, No. 33-58699.
10.6--   Coca-Cola Enterprises 1992    Exhibit 4.3 to the Company's Registration Statement on
         Restricted Stock Award Plan   Form S-8, No. 33-53219.
         (as amended and restated
         effective February 7, 1994).*

                                          INCORPORATED BY REFERENCE OR FILED HEREWITH (THE
                                        COMPANY'S CURRENT, QUARTERLY, AND ANNUAL REPORTS ARE
EXHIBIT                                  FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
NUMBER            DESCRIPTION                         UNDER FILE NO. 01-09300)
-------  ----------------------------  ------------------------------------------------------
 10.7--  Coca-Cola Enterprises         Exhibit 10.8 to the Company's Annual Report on
         Restricted Stock Award Tax    Form 10-K for the fiscal year ended December 31, 1995.
         Withholding Agreement.*
 10.8--  1995 Phantom Stock Award      Exhibit 10.9 to the Company's Annual Report on
         Plan.*                        Form 10-K for the fiscal year ended December 31, 1995.
 10.9--  Coca-Cola Enterprises 1995    Exhibit 10.10 to the Company's Annual Report on
         Restricted Stock Award Plan   Form 10-K for the fiscal year ended December 31, 1996.
         (As Amended and Restated
         effective January 2, 1996).*
10.10--  Coca-Cola Enterprises 1995    Exhibit 10.11 to the Company's Annual Report on
         Stock Option Plan (As         Form 10-K for the fiscal year ended December 31, 1996.
         Amended and Restated
         effective January 2, 1996).*
10.11--  Coca-Cola Enterprises 1997    Filed herewith.
         Stock Option Plan.*
10.12--  Long-Term Incentive Plan (As  Exhibit 10.12 to the Company's Annual Report on
         Amended and Restated          Form 10-K for the fiscal year ended December 31, 1996.
         Effective January 1, 1996).*
10.13--  Coca-Cola Enterprises 1994-   Exhibit 10.7 to the Company's Annual Report on
         1996 Long-Term Incentive      Form 10-K for the fiscal year ended December 31, 1994.
         Plan.*
10.14--  Coca-Cola Enterprises Inc.    Exhibit 10.12 to the Company's Annual Report on
         Long-Term Incentive Plan      Form 10-K for the fiscal year ended December 31, 1995.
         (Effective January 1, 1995).*
10.15--  Coca-Cola Enterprises Inc.    Filed herewith.
         Long-Term Incentive Plan (As
         Amended and Restated
         Effective January 1, 1997).*
10.16--  Coca-Cola Enterprises         Filed herewith.
         Executive Management
         Incentive Plan (Effective
         January 1, 1997).*
10.17--  Coca-Cola Enterprises         Exhibit 10.16 to the Company Annual Report on
         Executive Pension Plan,       Form 10-K for the fiscal year ended December 31, 1996.
         Effective January 1, 1996.*
10.18--  Coca-Cola Enterprises         Filed herewith.
         Supplemental Pension Plan
         (As Amended and Restated
         Effective July 1, 1993).*
10.19--  1991 Amendment and            Exhibit 10.9 to the Company's Annual Report on
         Restatement of the Coca-Cola  Form 10-K for the fiscal year ended December 31, 1994.
         Enterprises Supplemental
         Retirement Plan (As Amended
         Effective July 1, 1993).*

                                           INCORPORATED BY REFERENCE OR FILED HEREWITH (THE
                                         COMPANY'S CURRENT, QUARTERLY, AND ANNUAL REPORTS ARE
EXHIBIT                                   FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
NUMBER            DESCRIPTION                          UNDER FILE NO. 01-09300)
-------  ----------------------------  --------------------------------------------------------
10.20--  Form of Stock Option          Exhibit 10.36 to the Company's Registration Statement on
         Agreements between Coca-Cola  Form S-1, No. 33-9447.
         Enterprises and certain of
         its directors.*
10.21--  Coca-Cola Enterprises 1988    Exhibit 10.10 to the Company's Annual Report on
         Stock Appreciation Rights     Form 10-K for the fiscal year ended December 31, 1991.
         Plan, as amended through
         February 12, 1991.*
10.22--  Amended and Restated          Exhibit 10.16 to the Company's Annual Report on
         Deferred Compensation         Form 10-K for the fiscal year ended December 31, 1993.
         Agreement between Johnston
         Coca-Cola Bottling Group and
         Henry A. Schimberg dated
         December 16, 1991, as
         amended.*
10.23--  1993 Amendment and            Exhibit 10.17 to the Company's Annual Report on
         Restatement of Deferred       Form 10-K for the fiscal year ended December 31, 1993.
         Compensation Agreement
         between Johnston Coca-Cola
         Bottling Group and John R.
         Alm as of April 30, 1993.*
10.24--  Retirement Plan for the       Exhibit 10.33 to the Company's Annual Report on
         Board of Directors of         Form 10-K for the fiscal year ended December 31, 1991.
         Coca-Cola Enterprises,
         effective April 11, 1991.*
10.25--  Deferred Compensation Plan    Exhibit 4.3 to the Company's Registration Statement
         for Non-Employee Director     on Form S-8, No. 333-47353.
         Compensation, as amended and
         restated effective January
         1, 1998.*
10.26--  1997 Director Stock Option    Filed herewith.
         Plan.*
10.27--  1998 Director Stock Option    Filed herewith.
         Plan.*
10.28--  Tax Sharing Agreement dated   Exhibit 10.1 to the Company's Registration Statement on
         November 12, 1986 between     Form S-1, No. 33-9447.
         Coca-Cola Enterprises and
         The Coca-Cola Company.
10.29--  Registration Rights           Exhibit 10.3 to the Company's Registration Statement on
         Agreement dated November 12,  Form S-1, No. 33-9447.
         1986 between Coca-Cola
         Enterprises and The
         Coca-Cola Company.
10.30--  Registration Rights           Exhibit 10 to the Company's Current Report on
         Agreement dated as of         Form 8-K (Date of Report: December 18, 1991).
         December 17, 1991 among
         Coca-Cola Enterprises, The
         Coca-Cola Company and the
         share owners of Johnston
         Coca-Cola Bottling Group
         named therein.
10.31--  Form of Bottle Contract, as   Exhibit 10.24 to the Company's Annual Report on
         amended.                      Form 10-K for the fiscal year ended December 30, 1988.

                                          INCORPORATED BY REFERENCE OR FILED HEREWITH (THE
                                        COMPANY'S CURRENT, QUARTERLY, AND ANNUAL REPORTS ARE
EXHIBIT                                  FILED WITH THE SECURITIES AND EXCHANGE COMMISSION
NUMBER            DESCRIPTION                         UNDER FILE NO. 01-09300)
-------  ----------------------------  ------------------------------------------------------
10.32--  Letter Agreement dated March  Exhibit 10.23 to the Company's Annual Report on
         15, 1989 between Coca-Cola    Form 10-K for the fiscal year ended December 31, 1991.
         Enterprises and The
         Coca-Cola Company with
         respect to the Bottle
         Contracts, as amended by
         letter agreement dated
         December 18, 1991.
10.33--  Form of Tolling Agreement     Exhibit 10.41 to the Company's Annual Report on
         between The Coca-Cola         Form 10-K for the fiscal year ended January 2, 1987.
         Company and various Company
         bottlers.
10.34--  Sweetener Sales Agreement--   Filed herewith.
         Bottler between The
         Coca-Cola Company and
         various Company bottlers,
         dated July 10, 1997.
10.35--  Can Supply Agreement, dated   Exhibit 10.30 to the Company's Annual Report on
         November 30, 1995, between    Form 10-K for the fiscal year ended December 31, 1995.
         American National Can
         Company and Coca-Cola
         Enterprises.**
10.36--  Share Repurchase Agreement    Exhibit 10.44 to the Company's Annual Report on
         dated January 1, 1991         Form 10-K for the fiscal year ended December 28, 1990.
         between The Coca-Cola
         Company and Coca-Cola
         Enterprises.
10.37--  Form of International         Exhibit 10.33 to the Company's Annual Report on
         Bottlers Agreement.           Form 10-K for the fiscal year ended December 31, 1996.
10.38--  Supplementary Agreement       Exhibit 10.34 to the Company's Annual Report on
         between Coca-Cola             Form 10-K for the fiscal year ended December 31, 1996.
         Enterprises, certain of its
         international bottlers and
         The Coca-Cola Company and
         The Coca-Cola Export
         Corporation.


   12--  Statement re computation of   Filed herewith.
         ratios.
   13--  1997 Annual Report to Share   Filed herewith.
         Owners (Pages 18 to 47).
   21--  Subsidiaries of the           Filed herewith.
         Registrant.
   23--  Consent of Independent        Filed herewith.
         Auditors.
   24--  Powers of Attorney.           Filed herewith.
   27--  Financial Data Schedule.      Filed herewith.

--------
 * Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c).

** The Company has requested confidential treatment with respect to portions of this document.

  (B) REPORTS ON FORM 8-K

  During the fourth quarter of 1997, the Company filed the following current reports on Form 8-K:

 DATE OF REPORT     DESCRIPTION
 --------------     -----------
 August 7, 1997     Acquisition of The Coca-Cola Company's interests in The
                    Coca-Cola Bottling Company of New York, Inc. and Coca-Cola
                    Beverages Ltd.; the anticipated benefit from a tax decrease in Great Britain; increased non-cash expenses related to
                    certain performance-based stock option plans.
 August 7, 1997     Election of officers; acquisition of additional interest in
                    The Coca-Cola Bottling Company of New York, Inc.;
                    acquisition of public shares of Coca-Cola Beverages Ltd.
 September 26, 1997 Financial results for third quarter and first nine months of 1997.
 December 2, 1997   Terms Agreement dated as of December 2, 1997 relating to
                    the offer and sale of the 6.95% Debentures Due 2026 and the
                    Form of the Debenture.

  (C) EXHIBITS

  See Item 14(a)(3) above.

  (D) FINANCIAL STATEMENT SCHEDULES

  See Item 14(a)(2) above.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COCA-COLA ENTERPRISES INC.
                                                (Registrant)

                                                /s/ Summerfield K. Johnston,
                                                          Jr.
                                          By: _________________________________
                                                Summerfield K. Johnston, Jr.
                                                Chairman and Chief Executive
                                                          Officer

Date: March 13, 1998

  Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

/s/ Summerfield K. Johnston, Jr.     Chairman of the Board of      March 13, 1998
____________________________________  Directors and Chief
   (Summerfield K. Johnston, Jr.)     Executive Officer
                                      (principal executive
                                      officer)

        /s/ John R. Alm              Executive Vice President and  March 13, 1998
____________________________________  Chief Financial Officer
           (John R. Alm)              (principal financial
                                      officer)

     /s/ O. Michael Whigham          Vice President and            March 13, 1998
____________________________________  Controller (principal
        (O. Michael Whigham)          accounting officer)

                 *                   President, Chief Operating    March 13, 1998
____________________________________  Officer and a Director
        (Henry A. Schimberg)

                 *                             Director            March 13, 1998
____________________________________
        (Howard G. Buffett)

                 *                             Director            March 13, 1998
____________________________________
        (John L. Clendenin)

                 *                             Director            March 13, 1998
____________________________________
        (Johnnetta B. Cole)

                 *                             Director            March 13, 1998
____________________________________
      (Joseph R. Gladden, Jr.)

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

                 *                             Director            March 13, 1998
____________________________________
          (Claus M. Halle)

                 *                             Director            March 13, 1998
____________________________________
        (L. Phillip Humann)

                 *                             Director            March 13, 1998
____________________________________
          (John E. Jacob)

                 *                             Director            March 13, 1998
____________________________________
         (Robert A. Keller)

                 *                             Director            March 13, 1998
____________________________________
        (Jean-Claude Killy)

                 *                             Director            March 13, 1998
____________________________________
      (Scott L. Probasco, Jr.)

                 *                             Director            March 13, 1998
____________________________________
       (Francis A. Tarkenton)


    /s/ Lowry F. Kline
*By: __________________________
        Lowry F. Kline
       Attorney-in-Fact

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE
                                                                           ----
Report of Independent Auditors............................................ F-2
Schedule II--Valuation and Qualifying Accounts for the fiscal years ended
 December 31, 1997, 1996 and 1995......................................... F-3

                          COCA-COLA ENTERPRISES INC.
               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors
Coca-Cola Enterprises Inc.

  We have audited the consolidated financial statements of Coca-Cola Enterprises Inc. listed in Part IV, Item 14(a)(1). Our audits also included the financial statement schedule listed in Part IV, Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
January 19, 1998

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           COCA-COLA ENTERPRISES INC.

                                 (IN MILLIONS)

        COL. A           COL. B              COL. C               COL. D      COL. E
----------------------- --------- ---------------------------- ------------- ---------
                                           ADDITIONS
                                  ----------------------------
                         BALANCE
                           AT     CHARGED TO    CHARGED TO                    BALANCE
                        BEGINNING COSTS AND  OTHER ACCOUNTS -- DEDUCTIONS -- AT END OF
      DESCRIPTION       OF PERIOD  EXPENSES      DESCRIBE        DESCRIBE     PERIOD
      -----------       --------- ---------- ----------------- ------------- ---------
FISCAL YEAR ENDED:
 DECEMBER 31, 1997
  Allowance for losses
   on trade
   accounts............   $ 45       $11           $ 14(a)          $12(b)     $ 58
  Valuation allowance
   for
   deferred tax assets.    135        15            109(c)           13(d)      246
 DECEMBER 31, 1996
  Allowance for losses
   on trade
   accounts............   $ 33       $14           $  6(a)          $ 8(b)     $ 45
  Valuation allowance
   for
   deferred tax assets.    120         9             34(c)           28(d)      135
 DECEMBER 31, 1995
  Allowance for losses
   on trade
   accounts............   $ 34       $ 5           $  3(a)          $ 9(b)     $ 33
  Valuation allowance
   for
   deferred tax assets.    112         8            --              --          120

--------
(a) Principally represents recoveries of amounts previously charged off and, at December 31, 1997 and 1996, allowances for losses on trade accounts of acquired companies at date of acquisition.
(b) Charge off of uncollectible accounts.
(c) Valuation allowances for deferred tax assets of acquired companies at date of acquisition.
(d) Write-off, reversal and expiration of certain components of the valuation allowance for deferred tax assets.

                                      LOGO