Form 10-Q
period 1998-04-03
COCA COLA ENTERPRISES INC
filed 1998-05-12
CIK 804055

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

                  for the quarterly period ended April 3, 1998

                                       or

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

       386,703,709 SHARES OF $1 PAR VALUE COMMON STOCK AS OF MAY 6, 1998


================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                         FOR QUARTER ENDED APRIL 3, 1998



                                      INDEX



                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations for the Quarters
          ended April 3, 1998 and March 28, 1997..........................    1

        Condensed Consolidated Balance Sheets as of April 3, 1998
          and December 31, 1997...........................................    2

        Condensed Consolidated Statements of Cash Flows for the Quarters
          ended April 3, 1998 and March 28, 1997..........................    4

        Notes to Condensed Consolidated Financial Statements..............    5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   12

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................   19

Item 4. Submission of Matters to a Vote of Security Holders...............   19

Item 6. Exhibits and Reports on Form 8-K..................................   20

Signatures................................................................   21

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)



                                                            QUARTER ENDED
                                                     ---------------------------
                                                       APRIL 3,       MARCH 28,
                                                         1998           1997
                                                     ------------   ------------

NET OPERATING REVENUES .........................        $2,958         $2,141
Cost of sales ..................................         1,876          1,341
                                                        ------         ------

GROSS PROFIT ...................................         1,082            800
Selling, delivery, and administrative
  expenses .....................................           993            742
                                                        ------         ------

OPERATING INCOME ...............................            89             58
Interest expense, net ..........................           168            107
Other nonoperating deductions, net .............            --              5
                                                        ------         ------

LOSS BEFORE INCOME TAXES .......................           (79)           (54)
Income tax benefit .............................           (28)           (21)
                                                        ------         ------

NET LOSS .......................................           (51)           (33)
Preferred stock dividends ......................            --              2
                                                        ------         ------

NET LOSS APPLICABLE TO COMMON SHARE OWNERS .....        $  (51)        $  (35)
                                                        ======         ======

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE
  TO COMMON SHARE OWNERS .......................        $(0.13)        $(0.09)
                                                        ======         ======



See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                      APRIL 3,     DECEMBER 31,
                                                        1998           1997
                                                    ------------   ------------
                                                     (Unaudited)

                   ASSETS
CURRENT
  Cash and cash investments, at cost
    approximating market .......................       $    16        $    45
  Trade accounts receivable, less reserves
    of $59 and $58, respectively ...............         1,120          1,007
  Inventories:
    Finished goods .............................           376            330
    Raw materials and supplies .................           157            132
                                                       -------        -------
                                                           533            462
  Current deferred income tax assets ...........            70             70
  Prepaid expenses and other current assets.....           226            229
                                                       -------        -------
      Total Current Assets .....................         1,965          1,813

PROPERTY, PLANT, AND EQUIPMENT
  Land .........................................           298            297
  Buildings and improvements ...................         1,066          1,065
  Machinery and equipment ......................         4,927          4,653
                                                       -------        -------
                                                         6,291          6,015
  Less allowances for depreciation .............         2,433          2,295
                                                       -------        -------
                                                         3,858          3,720
  Construction in progress .....................           176            142
                                                       -------        -------
    Net Property, Plant, and Equipment .........         4,034          3,862

FRANCHISES AND OTHER NONCURRENT ASSETS, NET.....        11,812         11,812
                                                       -------        -------

                                                       $17,811        $17,487
                                                       =======        =======



See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                      APRIL 3,     DECEMBER 31,
                                                        1998           1997
                                                    ------------   ------------
                                                     (Unaudited)

      LIABILITIES AND SHARE-OWNERS' EQUITY
CURRENT
  Accounts payable and accrued expenses........        $ 2,084        $ 2,000
  Current portion of long-term debt............            832          1,032
                                                       -------        -------
    Total Current Liabilities..................          2,916          3,032

LONG-TERM DEBT, LESS CURRENT MATURITIES........          8,443          7,760

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
  LONG-TERM OBLIGATIONS........................            886            917

LONG-TERM DEFERRED INCOME TAX LIABILITIES......          3,891          3,996

SHARE-OWNERS' EQUITY
  Common stock, $1 par value - Authorized -
    1,000,000,000 shares; Issued - 444,248,170
    and 442,971,597 shares, respectively.......            444            443
  Additional paid-in capital...................          1,386          1,364
  Reinvested earnings..........................            314            374
  Cumulative comprehensive income
    adjustments................................            (36)           (16)
  Common stock in treasury, at cost (57,926,002
    and 56,418,084 shares, respectively).......           (433)          (383)
                                                       -------        -------
    Total Share-Owners' Equity.................          1,675          1,782
                                                       -------        -------

                                                       $17,811        $17,487
                                                       =======        =======

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)



                                                            QUARTER ENDED
                                                     ---------------------------
                                                       APRIL 3,       MARCH 28,
                                                         1998           1997
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .....................................        $   (51)       $   (33)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation .............................            165            120
      Amortization .............................             90             96
      Deferred income tax provision ............            (55)           (52)
      Net changes in current assets and
        current liabilities.....................           (209)          (282)
      Additional nonoperating cash flows .......            (21)            45
                                                        -------        -------
  Net cash used in operating activities ........            (39)          (106)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets ....................           (346)          (183)
  Fixed asset sales ............................              2              3
  Cash investments in bottling businesses,
    net of cash acquired .......................           (166)        (1,017)
  Additional investing activities ..............            (46)            --
                                                        -------        -------
  Net cash used in investing activities ........           (556)        (1,197)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt ...................          2,175          1,337
  Payments on long-term debt ...................         (1,556)           (77)
  Cash dividend payments on common stock .......            (10)            --
  Exercise of employee stock options ...........              9              5
  Stock purchases for treasury .................            (50)            --
  Additional financing activities ..............             (2)            --
                                                        -------        -------
  Net cash derived from financing
    activities .................................            566          1,265
                                                        -------        -------

NET DECREASE IN CASH AND CASH INVESTMENTS ......            (29)           (38)
  Cash and cash investments at beginning
    of period ..................................             45             47
                                                        -------        -------

CASH AND CASH INVESTMENTS AT END OF PERIOD .....        $    16        $     9
                                                        =======        =======

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES:
    Acquisitions:
      Fair value of assets acquired ............        $   186        $ 3,344
      Debt issued and assumed ..................            (17)          (990)
      Other liabilities assumed ................             (3)        (1,337)
                                                        -------        -------
      Cash paid, net of cash acquired ..........        $   166        $ 1,017
                                                        =======        =======



See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

NOTE B - SEASONALITY OF BUSINESS

Operating results for the first quarter ended April 3, 1998 are not indicative of results that may be expected for the year ending December 31, 1998 because of business seasonality. This seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality. In addition, the first quarter of 1998 includes four more selling days than the first quarter of 1997, influencing period comparisons.

NOTE C - ACQUISITIONS

The following table summarizes unaudited pro forma financial information of the Company as if the 1997 acquisitions of Coca-Cola Beverages Ltd. ("Coke Canada"), The Coca-Cola Bottling Company of New York, Inc. ("Coke New York"), and Amalgamated Beverages Great Britain Limited ("ABGB") were completed effective January 1, 1997. The unaudited pro forma financial information for the quarter ended March 28, 1997 reflects adjustments for: (i) financing of the transactions at an estimated financing cost for each acquisition, (ii) amortization of the value of the acquired franchise assets over 40 years, and (iii) the income tax effect of the foregoing (in millions except per share data):

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - ACQUISITIONS (CONTINUED)

                                                                      QUARTER
                                                                       ENDED
                                                                    ------------
                                                                      MARCH 28,
                                                                        1997
                                                                    ------------

NET OPERATING REVENUES ........................................        $2,640
Cost of sales .................................................         1,667
                                                                       ------

GROSS PROFIT ..................................................           973
Selling, delivery, and administrative expenses ................           937
                                                                       ------

OPERATING INCOME ..............................................            36
Interest expense, net .........................................           150
Other nonoperating income, net ................................            (4)
                                                                       ------

LOSS BEFORE INCOME TAXES ......................................          (110)
Income tax benefit ............................................           (42)
                                                                       ------

NET LOSS ......................................................           (68)
Preferred stock dividends .....................................             2
                                                                       ------

PRO FORMA NET LOSS APPLICABLE TO COMMON SHARE OWNERS ..........        $  (70)
                                                                       ======

PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO
  COMMON SHARE OWNERS .........................................        $(0.18)
                                                                       ======

OTHER PRO FORMA OPERATING DATA:
Depreciation ..................................................        $  148
Amortization ..................................................        $  121


On January 30, 1998, the Company acquired the Coca-Cola bottling operations in Luxembourg. In conjunction with the acquisition, the Company purchased the exclusive rights to manufacture and distribute products of The Coca-Cola Company in this country. The total transaction value (purchase price and acquired debt, net of cash acquired) for this acquisition was approximately $20 million. Also in January 1998, the Company acquired the remaining shares of Coke New York held by minority share owners.

Pending Transactions

On April 6, 1998, the Company announced the signing of a letter of intent to acquire CCBG Corporation and Texas Bottling Group, Inc. (collectively known as "Coke Southwest"). The acquisition is expected to be completed for a transaction value (purchase price and acquired debt) of approximately $1.1 billion. Coke Southwest operates in parts of Colorado, Kansas, New Mexico, Oklahoma, and Texas. The proposed transaction is subject to certain conditions including negotiation of a definitive purchase agreement, expiration of the Hart-Scott-Rodino Antitrust review period, and approval of all appropriate Boards of Directors and is expected to close by the end of second-quarter or early in third-quarter 1998.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - ACQUISITIONS (CONTINUED)

The Company has also signed a letter of intent to acquire The Coca-Cola Bottling Company of Bellingham for a purchase price of $12 million. The Bellingham bottler is located in the northwest corner of Washington state. This transaction is expected to close by the end of the second quarter or early in the third quarter of 1998.

NOTE D - LONG-TERM DEBT

Long-term debt balances, including current maturities, are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                   APRIL 3,    DECEMBER 31,
                                                    1998           1997
                                                ------------   ------------

     Commercial Paper (weighted average
       rates of 4.4% and 4.3%)(A).........         $1,104         $  773
     Canadian dollar loans payable
       (weighted average rates of 4.9% and
       4.2%)..............................            908            892
     British pound sterling loans payable
       (weighted average rates of 7.7% and
       6.9%)..............................            542          1,194
     Notes due 1997 - 2037 (weighted
       average rate of 7.2%)..............          1,550          1,550
     Debentures due 2012 - 2036 (weighted
       average rates of 7.5% and 7.6%)(B).          3,150          2,900
     8.35% Zero Coupon Notes due 2020 (net
       of unamortized discount of $1,618
       and $1,625, respectively)..........            314            307
     Euro notes due 2002 - 2011 (weighted
       average rates of 7.2% and 7.5%)(B).          1,184            531
     Various foreign currency debt........            249            138
     Additional debt(A)...................            270            504
                                                   ------         ------
       Long-term debt including effect of
         net asset positions of currency
         swaps............................          9,271          8,789
       Net asset positions of currency
         swap agreements(C)...............              4              3
                                                   ------         ------
                                                   $9,275         $8,792
                                                   ======         ======

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to April 3, 1998 are as follows (in millions): 1998 - $832; 1999 - $253; 2000 - $10; 2001 - $2,345; and 2002 - $532.

(A) At April 3, 1998 and December 31, 1997, $837 million and $957 million of the Company's commercial paper and additional debt had been effectively exchanged into non-U.S. dollar obligations through currency swap arrangements. These currency swap arrangements provide for the exchange of U.S. dollars into Belgian francs, French francs, Dutch florins, and British pounds sterling and also provide for the periodic exchange of interest payments. The Company intends to renew these short-term currency swap arrangements as they expire. These currency swap arrangements hedge net investments in international subsidiaries.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - LONG-TERM DEBT (CONTINUED)

(B) During the first quarter of 1998 the Company issued $250 million of debentures due 2038 with an interest rate of 6.75% and $666 million in notes due 2003 - 2011 with a weighted average interest rate of 6.9% under the European Medium Term Note Program.

(C) The net asset positions of currency swap agreements are included in the balance sheet as assets.

The Company has a $1.5 billion multicurrency revolving bank credit agreement maturing in November 2001. This credit facility supports the commercial paper program and other borrowings as needed. No amounts were outstanding under this credit agreement at April 3, 1998; at December 31, 1997, $422 million of short-term British pound sterling loans had been issued under this credit agreement. At April 3, 1998 and December 31, 1997, a total of $1.5 billion of borrowings due in the next 12 months was classified as maturing after one year under this agreement due to the Company's ability and intent to refinance these borrowings on a long-term basis.

At April 3, 1998 and December 31, 1997, the Company had approximately $1,601 million and $1,217 million, respectively, outstanding under various short-term credit facilities with additional amounts available of $1,213 million and $1,238 million, respectively. Included in the outstanding balance at April 3, 1998 and December 31, 1997, is approximately $908 million and $866 million, respectively, of Canadian dollar-denominated loans issued under revolving credit facilities. Because the Company has the option to convert these revolving credit facilities to a five-year loan, amounts have been classified as maturing after one year.

At April 3, 1998 and December 31, 1997, the Company had available for issuance approximately $1.8 billion and $2 billion, respectively, in registered debt securities under a registration statement with the Securities and Exchange Commission and approximately $1.3 billion and $2 billion, respectively, in debt securities under a program with the Luxembourg Stock Exchange.

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

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - SHARE REPURCHASES

The Company can repurchase shares in the open market and in privately negotiated transactions based on prevailing market conditions under a share repurchase program authorizing the repurchase of up to 30 million shares. The Company repurchased 1,508,360 shares of common stock during the first quarter of 1998 for an aggregate cost of approximately $50 million under this program. Management considers market conditions and alternative uses of cash and/or debt, balance sheet ratios, and share-owner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes including acquisition financing and the funding of various employee benefit and compensation plans.

NOTE F - INCOME TAXES

The Company's effective tax rates for the first quarters of 1998 and 1997 were 36% and 39%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):
                                                       QUARTER ENDED
                                                ---------------------------
                                                  APRIL 3,       MARCH 28,
                                                    1998           1997
                                                ------------   ------------

     U.S. federal statutory benefit .......        $(28)          $(19)
     State benefit, net of federal
       benefit ............................          --             (2)
     Taxation of European and Canadian
       operations, net ....................           5              3
     Valuation allowance provision ........          (2)            (1)
     Nondeductible items ..................          (2)            (1)
     Other, net ...........................          (1)            (1)
                                                   ----           ----

                                                   $(28)          $(21)
                                                   ====           ====

NOTE G - STOCK-BASED COMPENSATION PLANS

An aggregate 1,295,000 shares of common stock were issued during first-quarter 1998 from the exercise of stock options.

Also in first-quarter 1998, the Company granted 4,448,000 service-vested stock options to certain executive and management level employees and 47,000 stock options to non-employee members of the Board of Directors. All options vest ratably over a three-year period and expire ten years from the date of grant. Of the total options granted, 1,404,000 were granted at an exercise price equal to the fair market value of the stock on the grant date, and 3,091,000 were premium-priced options.

NOTE H - COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new rules for reporting comprehensive income, comprised of net income (loss) and other adjustments to comprehensive income (loss) such as foreign currency translation adjustments and hedges of net investments in foreign subsidiaries. The adoption of this statement had no impact on the Company's net income or share-owners' equity.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - COMPREHENSIVE INCOME (CONTINUED)

A reconciliation of comprehensive income follows (in millions):

                                                       QUARTER ENDED
                                                ---------------------------
                                                  APRIL 3,       MARCH 28,
                                                    1998           1997
                                                ------------   ------------

     Net loss..............................         $(51)          $(33)
     Currency items, including
       tax effects of hedges...............          (20)           (18)
                                                    ----           ----
     Comprehensive income (loss)...........         $(71)          $(51)
                                                    ====           ====


The Company does not provide income taxes on the impact of currency translations as earnings from international subsidiaries are considered to be indefinitely reinvested. The Company provides income taxes on the resulting impact of hedges of its net investments in international subsidiaries.


NOTE I - EARNINGS PER SHARE

In the first quarter of 1998, dividends in the amount of $0.025 per common share were declared for share owners of record on April 1, 1998. On April 17, 1998, the Company's Board of Directors approved an increase in the regular quarterly dividend to $0.04 per common share. This dividend increase is effective and payable July 1, 1998 to share owners of record on June 19, 1998. Dividends are at the discretion of the Company's Board of Directors.

The following table (in millions except per share data; per share data is calculated prior to rounding to millions) presents information concerning basic and diluted earnings per share. Because of the loss in each period, diluted loss per share equals basic loss per share.

                                                            QUARTER ENDED
                                                     ---------------------------
                                                       APRIL 3,       MARCH 28,
                                                         1998           1997
                                                     ------------   ------------

NET LOSS .......................................        $  (51)        $  (33)
Preferred stock dividends ......................            --             (2)
                                                        ------         ------
NET LOSS APPLICABLE TO COMMON
   SHARE OWNERS ................................        $  (51)        $  (35)
                                                        ======         ======
BASIC AND DILUTED AVERAGE COMMON
   SHARES OUTSTANDING ..........................           387            377
                                                        ======         ======
BASIC AND DILUTED NET LOSS PER SHARE
   APPLICABLE TO COMMON SHARE OWNERS............        $(0.13)        $(0.09)
                                                        ======         ======

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE J - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of bottle and can liquid nonalcoholic refreshments. On April 3, 1998, the Company operated in 44 states in the United States, the District of Columbia, and in the 10 provinces of Canada (collectively referred to as the Company's "North American" operations), and in Belgium, Great Britain, most of France, Luxembourg, and the Netherlands (collectively referred to as the Company's "European" operations).

The following presents net operating revenues for the quarters ended April 3, 1998 and March 28, 1997 and long-lived assets as of April 3, 1998 and December 31, 1997 by geographic territory (in millions):

                                       1998                    1997
                              ---------------------   ---------------------
                                 NET        LONG-      NET (A)      LONG-
                              OPERATING     LIVED     OPERATING     LIVED
                               REVENUES     ASSETS     REVENUES     ASSETS
                              ---------   ---------   ---------   ---------

     North American ...        $ 2,187     $11,378     $ 1,640     $11,174
     European .........            771       4,468         501       4,500
                               -------     -------     -------     -------
     Consolidated .....        $ 2,958     $15,846     $ 2,141     $15,674
                               =======     =======     =======     =======

     (A) 1997 net operating revenues do not include the results of operations for the New York and Canadian bottlers acquired in third-quarter 1997 and includes results beginning March 1997 for the Great Britain bottler acquired in first-quarter 1997. Therefore, reported 1997 information is not indicative of full-year results.

The Company has no material amounts of sales or transfers between North American and European operations and no significant United States export sales.

NOTE K - CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives involved in the manufacture of plastic bottles. The Company has guaranteed payment of up to $281 million of indebtedness owed by these manufacturing cooperatives to third parties. At April 3, 1998, these cooperatives had approximately $163 million of indebtedness guaranteed by the Company. The Company has also issued letters of credit aggregating approximately $145 million under self-insurance programs.

The Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, based on discussion with counsel, management believes that any ultimate costs would not materially affect the Company's financial position, results of operations, or liquidity.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                BUSINESS SUMMARY

Coca-Cola Enterprises Inc. ("the Company") is the world's largest marketer, distributor, and producer of bottled and canned liquid nonalcoholic refreshments. The Company distributes more than 65% of The Coca-Cola Company's bottle and can products in the United States and Canada through franchise territories in 44 states of the United States, the District of Columbia, and in the 10 provinces of Canada. We are also the sole licensed bottler for products of The Coca-Cola Company in Belgium, Great Britain, Luxembourg, the Netherlands, and most of France.

Management's Discussion and Analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Our first quarter performance indicates we are on track to produce the 10% comparable cash operating profit growth anticipated for full year 1998. Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, reached $344 million in the first quarter of 1998, 26% ahead of reported first-quarter 1997 results, and 13% above comparable first-quarter 1997 performance. After adjusting 1997 comparable cash operating profit for the effects of four additional selling days included in first-quarter 1998 and currency translations, cash operating profit increased 7%. Strong volume growth contributed to the increase in operating and net income margins over comparable 1997 margins.

Management's primary objective is to deliver a superior investment return to our share owners through increases in long-term operating cash flows and profitable increases in sales volume. Our strong brand portfolio combined with our emphasis on local market execution and our investments in people and infrastructure are driving our consistent long-term growth.

In line with our objective, we have continued the integration and expansion of our operations in North America and Europe. In first-quarter 1998, we acquired the Coca-Cola bottling operations and the exclusive rights to manufacture and distribute products of The Coca-Cola Company in Luxembourg. We also completed our acquisition of the remaining shares of The Coca-Cola Bottling Company of New York held by minority share owners. On April 6, 1998, the Company announced the signing of a letter of intent to acquire CCBG Corporation and Texas Bottling Group, Inc. (collectively known as "Coke Southwest") for a transaction value (purchase price and acquired debt) of approximately $1.1 billion. Coke Southwest operates in parts of Texas, Oklahoma, New Mexico, Colorado, and Kansas. The Company has also signed a letter of intent to acquire The Coca-Cola Bottling Company of Bellingham, in Bellingham, Washington for a purchase price of $12 million.

Management believes, due to the Company's significant acquisition activity in 1997, comparable results are better indicators of current operating trends. Comparable operating results are determined by adjusting reported 1997 performance to include results of significant acquisitions as if the transactions occurred on January 1, 1997. In addition to comparison adjustments for acquisitions, volume information has also been adjusted to common fiscal periods.

The tables included in management's discussion and analysis summarize changes in key operating information on a reported and comparable basis for first-quarter 1998.

CASH OPERATING PROFIT (COP)

In the opinion of management, COP is one of the key standards for measuring our operating performance. COP is used by management as an additional indicator of operating performance and not as a replacement of measures defined and required by generally accepted accounting principles such as cash flows from operating activities and operating income.

                                                     FIRST-QUARTER 1998
                                                ---------------------------
                                                  REPORTED      COMPARABLE
                                                   CHANGE         CHANGE
                                                ------------   ------------

     Cash Operating Profit:
       Consolidated ........................         26%            13%
       Currency-neutral and
         Common Fiscal Period ..............                         7%

The reported COP growth rate is affected by the significant number of acquisitions completed in 1997. Also, first-quarter 1998 included 4 more selling days than first-quarter 1997. After adjusting comparable first-quarter 1997 results for the effect of currency exchange rates and the additional selling days, adjusted COP increased approximately 7% in the first quarter of 1998. Our first-quarter 1998 performance was led by double-digit growth in our European group which exceeded the consolidated growth.

VOLUME

Our volume performance was well in excess of industry rates across our territories and particularly strong in our European territories, partially offsetting the continuing pricing pressure in certain North American markets. This performance is considerable given the 10% growth rate experienced in first-quarter 1997 and that the Easter holiday falls in the second quarter of 1998 rather than the first quarter as in 1997.

                                                     FIRST-QUARTER 1998
                                                ---------------------------
                                                  REPORTED      COMPARABLE
                                                   CHANGE         CHANGE
                                                ------------   ------------

     Physical Case Bottle and Can:
       Consolidated ........................         38%             8%
       North American Territories ..........         33%             6%
       European Territories ................         58%            14%

Volume results were driven by growth in brands of The Coca-Cola Company with particularly strong performance in Coca-Cola classic, Coke light/diet Coke, Barq's, Fanta, Sprite, and the Company's noncarbonated brand portfolio.

Our European operations represented 24% of the total physical case volume reported in first-quarter 1998 compared to 21% of the reported volume in first-quarter 1997. The first-quarter 1997 volume contribution from the European operations is lower than first-quarter 1998 because we began including results of the British bottler in March 1997.

NET OPERATING REVENUES AND COST OF SALES

The Company's first-quarter 1998 net operating revenues exceeded $2.9 billion. In the first quarter of 1998, approximately 74% of total revenues were produced by our operations in North America with the remaining 26% generated by our European group.

                                                     FIRST-QUARTER 1998
                                                ---------------------------
                                                  REPORTED      COMPARABLE
                                                   CHANGE         CHANGE
                                                ------------   ------------

     Net Operating Revenues ................         38%             12%
     Net Revenues Per Case .................        Flat            (1)%
     Cost of Sales Per Case ................        1.5%          (0.5)%

The first-quarter 1998 comparable currency neutral net revenues per case did not change significantly and is a reflection of the continued competitive pricing environment in North America. In the first quarter of 1998 currency-neutral comparable cost of sales per case increased 1% from first-quarter 1997 levels, principally resulting from anticipated increases in ingredient costs.

PER SHARE DATA

In first-quarter 1998, the Company generated basic and diluted net loss from operations of $0.13 per common share as compared to reported and comparable first-quarter 1997 net loss of $0.09 and $0.18 per common share, respectively, after adjusting for the 1997 3-for-1 stock split. The net loss per share for first-quarter 1997 includes a one-time charge of $6 million ($0.01 per common share after tax) for the redemption of $142 million in outstanding debt.

The Company repurchased 1,508,360 shares of common stock during first-quarter 1998 for an aggregate cost of approximately $50 million under its share repurchase program authorizing the repurchase of up to 30 million shares. Approximately 623,000 shares were repurchased under the management stock buyback program and the remaining shares were repurchased in open market transactions.

On April 17, 1998, the Company's Board of Directors approved an increase of the regular quarterly dividend to $0.04 per common share up from $0.025 per share. This dividend increase is effective and payable July 1, 1998 to share owners of record on June 19, 1998.

SELLING, DELIVERY, AND ADMINISTRATIVE

In first-quarter 1998, consolidated selling, delivery, and administrative expenses as a percent of net operating revenues decreased to 33.6% from comparable first-quarter 1997 results of 35.5%. The decrease is a result of management's focus on controlling costs particularly during the competitive pricing environment being experienced, strong volume performance, and no incremental costs associated with stock-based compensation as reported in the first quarter of 1997. Substantially all 1998 stock-based compensation plans were designed to result in no recorded compensation expense to the Company and, therefore, timing concerns relating to expense recognition encountered in first-quarter 1997 have been eliminated.

INTEREST EXPENSE

First-quarter 1998 net interest expense increased significantly from reported first-quarter 1997 levels due to higher average debt balances resulting from 1997 and 1998 acquisitions. The weighted average interest rate for first-quarter 1998 was 7.1% compared to 6.9% for first-quarter 1997. The increase in the weighted average interest rates is primarily a result of our recent fixed-rate debt transactions replacing floating-rate debt.

INCOME TAX EXPENSE

The Company's effective tax rates for first-quarter 1998 and 1997 were 36% and 39%, respectively. The effective tax rate for full-year 1997 was 37%. The reduction in the Company's first-quarter 1998 effective tax rate is a result of the favorable effect of our expanded operations in Europe, including the favorable tax treatment granted to certain foreign operations under a tax holiday expiring in the year 1999 and the Company's current expectations for full year 1998 earnings.

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

For long-term financing needs, we have available approximately $1.8 billion in registered debt securities for issuance under a registration statement with the Securities and Exchange Commission and an additional $1.3 billion in debt securities under a program registered with the Luxembourg Stock Exchange.

We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. At April 3, 1998, we had a total amount outstanding of approximately $1,601 million under various short-term credit facilities, with an additional $1,213 million available for future use. We intend to continue to refinance borrowings under our commercial paper program and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of first-quarter 1998, the Company's debt portfolio was 70% fixed rate debt and 30% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments decreased $29 million during first-quarter 1998 from net cash transactions. Our primary uses of cash were for operations of approximately $39 million, capital expenditures totaling $346 million, long-term debt payments totaling $1,556 million, and acquisitions of bottling businesses for a net cash cost of approximately $166 million. Our primary source of cash for first-quarter 1998 was proceeds from the issuance of debt aggregating $2,175 million.

Operating Activities: Operating activities resulted in a net cash use of $39 million during first-quarter 1998. The higher depreciation expense in 1998 results from the effects of increased capital spending and the effects of the 1997 and 1998 acquisitions.

Investing Activities: Net cash used in investing activities results from the Company's continued capital investments in its infrastructure and the acquisitions of bottling operations. Capital expenditures increased 89% in first-quarter 1998 over first-quarter 1997, primarily because of the capital investments made by our international operations. The Company continues to expect full-year 1998 capital expenditures to be approximately $1.1 billion, excluding any effects from the current pending acquisition.

Financing Activities: The Company continues to refinance portions of its short-term borrowings with longer-term fixed and floating rate debt. In first-quarter 1998, the Company issued $916 million in notes and debentures. In first-quarter 1998, $50 million was used to repurchase shares of the Company's common stock.

                               FINANCIAL CONDITION

The  increases  in  property,   plant,   and  equipment   results  from  capital
expenditures of approximately $346 million in first-quarter 1998 and the Luxembourg acquisition. The increases in long-term debt is primarily a result of the financing of our capital expenditures and funding of the share repurchase program.

In first-quarter 1998 activities in currency markets resulted in a $20 million adjustment to the Company's comprehensive income (loss). As currency exchange rates fluctuate, translation of the statements of income for our international businesses into U.S. dollars will affect the comparability of revenues and expenses between periods.

                     KNOWN TRENDS AND UNCERTAINTIES

YEAR 2000 COMPUTER CONVERSION

Companies are faced with the possibility that certain automated information systems will not process data appropriately in transition from the year 1999 to the year 2000 and beyond. This possibility impacts substantially all areas of our business as well as our suppliers and customers, and may be further impacted by any future acquisitions.

We have an ongoing information systems development plan with scheduled replacements of various systems throughout the organization, resulting in Year 2000 compliant systems. We also have a multifunctional task force engaged to identify and ensure all other Year 2000 compliance issues are corrected through the deployment of current company resources.

Because Year 2000 compliance will result from our systems implementation plan and the utilization of current Company resources, any incremental costs are not projected to be significant to the Company. However, because of the numerous uncertainties associated with Year 2000 compliance such as the effect on the Company of noncompliance by third parties, we are unable to predict whether the Year 2000 issue will ultimately have a material adverse impact on future operating results or the financial condition of the Company.

UNITED KINGDOM TAX RATE CHANGE

Currently, the United Kingdom has proposed a reduction of the United Kingdom income tax rate from 31% to 30%. The impact of this rate change, anticipated to occur in third-quarter 1998, will be a reduction in deferred tax liabilities associated with the Company's operations in the United Kingdom of approximately $29 million or $0.07 per common share. The effect of this deferred tax liability reduction will be shown as a credit in the income tax provision if and when passed into law in the United Kingdom.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income", during June 1997. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. This statement requires that companies present disclosures of comprehensive income in the financial statements or notes thereto. Comprehensive income includes both net income and items of other comprehensive income such as currency translation adjustments. The Company's adoption of SFAS No. 130 in first-quarter 1998 did not have a material impact on the Company.

In February 1998 the FASB also issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with early adoption allowed. This statement revises the required disclosures for employee benefit plans, but does not change the measurement or recognition of such plans. The adoption of SFAS No. 132 does not have a material impact on the Company's financial statements. Disclosures contained in the fiscal 1997 financial statements are not impacted significantly by SFAS No. 132.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements involving risks and uncertainties. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans, and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect 1998 results are lower-than-expected net pricing resulting from increased marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from our franchise companies, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, an inability to meet projections for performance in newly acquired territories, unexpected costs associated with Year 2000 compliance, and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 28 of the Company's Annual Report for the fiscal year ended December 31, 1997.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

An administrative proceeding brought by the City of Tempe, Arizona concerning wastewater discharges from the Company's Tempe facility has been settled by the Company's payment of approximately $118,000 to the city. This proceeding was reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Annual Meeting of share owners was held on Friday, April 17, 1998 in Wilmington, Delaware at which the following matters were submitted to a vote of the share owners of the Company:

(a) Votes cast for or withheld regarding the election/re-election of three Directors for terms expiring in 2001:

                                                      FOR         WITHHELD
                                                  -----------   -----------

    J. Trevor Eyton ......................        354,764,942    2,432,554
    L. Phillip Humann ....................        354,798,857    2,398,639
    Scott L. Probasco, Jr. ...............        354,782,272    2,415,224

    Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

    TERM EXPIRING IN 1999               TERM EXPIRING IN 2000
    ---------------------               ---------------------

    John L. Clendenin                   Howard G. Buffett
    Joseph R. Gladden, Jr.              Johnnetta B. Cole
    John E. Jacob                       Claus M. Halle
    Summerfield K. Johnston, Jr.        Jean-Claude Killy
    Robert A. Keller                    Henry A. Schimberg

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

                                                                        BROKER
       PROPOSAL                FOR         AGAINST       ABSTAIN      NON-VOTES
------------------------   -----------   -----------   -----------   -----------

Approval of the
  Long-Term Incentive
  Plan .................   334,196,165     4,575,136      725,107     17,701,088
Approval of the
  Executive Management
  Incentive Plan .......   333,486,920     5,143,733      865,755     17,701,088
Ratification of the
  Appointment of
  Independent Auditors .   356,285,126       440,103      472,267             --
Share-owner's proposal
  to create an
  independent nominating
  committee ............    57,559,625   280,338,552    1,598,231     17,701,088

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit                                               Incorporated by Reference
 Number                  Description                      or Filed Herewith
--------   --------------------------------------   ----------------------------

   3       Bylaws of Coca-Cola Enterprises Inc.     Exhibit 4.2 to the Company's
           as amended through April 17, 1998        Registration Statement on
                                                    Form S-8, No. 333-51559

  12       Statements regarding computations of     Filed Herewith
           ratios

  27.1     Financial Data Schedule for the          Filed Herewith
           quarter ended April 3, 1998

  27.2     Restated Financial Data Schedule for     Filed Herewith
           the interim year to date periods ended
           March 28, June 27, and September 26,
           1997

  27.3     Restated Financial Data Schedule for     Filed Herewith
           the year ended December 31, 1996 and
           the interim year to date periods ended
           March 29, June 28, and September 27,
           1996

  27.4     Restated Financial Data Schedule for     Filed Herewith
           the year ended December 31, 1995

(b) Reports on Form 8-K:

During first-quarter 1998, the Company filed the following current reports on Form 8-K:

 Date of Report                             Description
----------------   -----------------------------------------------------------

January 5, 1998    Announcement of the Company's completion of the acquisition of  the  balance  of the  capital  stock  of The  Coca-Cola
                   Bottling Company of New York, Inc., filed January 20, 1998.

January 6, 1998    Terms  agreement  and form,  filed January 15, 1998, of the offer and sale of the 6.75% Debentures Due 2038.

January 20, 1998   Reporting  fourth-quarter  and  full-year  1997  results of operations  and a summary of key  financial  results  filed
                   January 30, 1998.

January 20, 1998   Announcement of the Company's intent to start  repurchasing shares under the previously authorized share repurchase program, filed January 22, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COCA-COLA ENTERPRISES INC.
                                    (Registrant)



Date: May 8, 1998                   /s/ John R. Alm
                                    ------------------------------
                                    John R. Alm
                                    Executive Vice President and
                                      Chief Financial Officer




Date: May 8, 1998                   /s/ O. Michael Whigham
                                    ------------------------------
                                    O. Michael Whigham
                                    Vice President, Controller and
                                      Principal Accounting Officer