Form 10-Q
period 1998-07-03
COCA COLA ENTERPRISES INC
filed 1998-08-11
CIK 804055

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             ___________

                              Form 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         for the quarterly period ended July 3, 1998

                                  or

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

                             ___________

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

404,519,007 Shares of $1 Par Value Common Stock as of  August 3, 1998

                      COCA-COLA ENTERPRISES INC.

                    QUARTERLY REPORT ON FORM 10-Q

                    FOR QUARTER ENDED JULY 3, 1998





                                INDEX




                                                                         Page
                                                                         ----

                    PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the
          Quarters ended July 3, 1998 and June 27, 1997..........         1

        Condensed Consolidated Statements of Income for the Six
          Months ended July 3, 1998 and June 27, 1997............         2

        Condensed Consolidated Balance Sheets as of July 3, 1998
          and December 31, 1997..................................         3

        Condensed Consolidated Statements of Cash Flows for the
          Six Months ended July 3, 1998 and June 27, 1997........         5

        Notes to Condensed Consolidated Financial Statements.....         6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................        14

                     PART II - OTHER INFORMATION

Item 2. Changes in Securities....................................        20

Item 6. Exhibits and Reports on Form 8-K.........................        21


Signatures.......................................................        22

Part I.  Financial Information

Item 1.  Financial Statements


                      COCA-COLA ENTERPRISES INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited; in millions except per share data)



                                                    Quarter ended
                                                ---------------------
                                                 July 3,     June 27,
                                                  1998         1997
                                                --------     --------
NET OPERATING REVENUES .................         $3,687       $2,905
Cost of sales ..........................          2,297        1,821
                                                 ------       ------
GROSS PROFIT ...........................          1,390        1,084
Selling, delivery, and administrative
  expenses .............................          1,048          774
                                                 ------       ------
OPERATING INCOME .......................            342          310
Interest expense, net ..................            170          127
Other nonoperating deductions, net .....             --            1
                                                 ------       ------
INCOME BEFORE INCOME TAXES .............            172          182
Income tax expense .....................             61           71
                                                 ------       ------
NET INCOME APPLICABLE TO COMMON
  SHARE OWNERS .........................         $  111       $  111
                                                 ======       ======
BASIC NET INCOME PER SHARE APPLICABLE TO
  COMMON SHARE OWNERS ..................         $ 0.28       $ 0.29
                                                 ======       ======
DILUTED NET INCOME PER SHARE APPLICABLE
  TO COMMON SHARE OWNERS ...............         $ 0.27       $ 0.28
                                                 ======       ======

See Notes to Condensed Consolidated Financial Statements.

                      COCA-COLA ENTERPRISES INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            (Unaudited; in millions except per share data)



                                                    Six Months ended
                                                 ---------------------
                                                  July 3,     June 27,
                                                   1998         1997
                                                 --------     --------
NET OPERATING REVENUES ..................         $6,645       $5,046
Cost of sales ...........................          4,173        3,162
                                                  ------       ------
GROSS PROFIT ............................          2,472        1,884
Selling, delivery, and administrative
  expenses ..............................          2,041        1,516
                                                  ------       ------
OPERATING INCOME ........................            431          368
Interest expense, net ...................            338          234
Other nonoperating expenses, net ........             --            6
                                                  ------       ------

INCOME BEFORE INCOME TAXES ..............             93          128
Income tax expense ......................             33           50
                                                  ------       ------
NET INCOME ..............................             60           78
Preferred stock dividends ...............             --            2
                                                  ------       ------
NET INCOME APPLICABLE TO COMMON
  SHARE OWNERS ..........................         $   60       $   76
                                                  ======       ======
BASIC NET INCOME PER SHARE APPLICABLE
  TO COMMON SHARE OWNERS ................         $ 0.15       $ 0.20
                                                  ======       ======
DILUTED NET INCOME PER SHARE APPLICABLE
  TO COMMON SHARE OWNERS ................         $ 0.15       $ 0.20
                                                  ======       ======

See Notes to Condensed Consolidated Financial Statements.

                      COCA-COLA ENTERPRISES INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In millions)



                                              July 3,     December 31,
             ASSETS                            1998           1997
                                            -----------   ------------
                                            (Unaudited)
CURRENT
   Cash and cash investments, at cost
     approximating market............         $    27        $    45
   Trade accounts receivable, less
     reserves of $60 and $58 million,
     respectively....................           1,473          1,007
   Inventories:
     Finished goods..................             437            330
     Raw materials and supplies......             177            132
                                              -------        -------
                                                  614            462
   Current deferred income tax assets              75             70
   Prepaid expenses and other current
     assets..........................             257            229
                                              -------        -------
       Total Current Assets..........           2,446          1,813

PROPERTY, PLANT, AND EQUIPMENT
   Land..............................             319            297
   Buildings and improvements........           1,127          1,065
   Machinery and equipment...........           5,380          4,653
                                              -------        -------
                                                6,826          6,015
   Less allowances for depreciation..           2,584          2,295
                                              -------        -------
                                                4,242          3,720
   Construction in progress..........             260            142
                                              -------        -------
     Net Property, Plant, and
       Equipment.....................           4,502          3,862

FRANCHISES AND OTHER NONCURRENT
  ASSETS, NET........................          13,488         11,812
                                              -------        -------
                                              $20,436        $17,487
                                              =======        =======

See Notes to Condensed Consolidated Financial Statements.

                      COCA-COLA ENTERPRISES INC.

                CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In millions except share data)




                                              July 3,     December 31,
LIABILITIES AND SHARE-OWNERS' EQUITY           1998           1997
                                            -----------   ------------
                                            (Unaudited)

CURRENT
   Accounts payable and accrued
     expenses........................         $ 2,298        $ 2,000
   Current portion of long-term debt.           1,186          1,032
                                              -------        -------
       Total Current Liabilities.....           3,484          3,032

LONG-TERM DEBT, LESS CURRENT
  MATURITIES.........................           8,979          7,760

RETIREMENT AND INSURANCE PROGRAMS
  AND OTHER LONG-TERM OBLIGATIONS....             943            917
LONG-TERM DEFERRED INCOME TAX
  LIABILITIES........................           4,608          3,996

SHARE-OWNERS' EQUITY
   Preferred stock...................              10              -
   Common stock, $1 par value -
     Authorized - 1,000,000,000
       shares;
     Issued - 445,048,065 and
       442,971,597 shares,
       respectively..................             445            443
   Additional paid-in capital........           1,931          1,364
   Reinvested earnings...............             408            374
   Cumulative comprehensive income
     adjustments.....................             (27)           (16)
   Common stock in treasury, at cost
     (40,215,917 and 56,418,084
     shares, respectively)...........            (345)          (383)
                                              -------        -------
       Total Share-Owners' Equity....           2,422          1,782
                                              -------        -------
                                              $20,436        $17,487
                                              =======        =======

                      COCA-COLA ENTERPRISES INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited; in millions)

                                                    Six Months ended
                                                 ---------------------
                                                  July 3,     June 27,
                                                   1998         1997
                                                 --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ..............................        $    60      $    78
Adjustments to reconcile net income
  to net cash derived from
  operating activities:
    Depreciation ........................            342          259
    Amortization ........................            182          171
    Deferred income tax benefit .........            (21)         (20)
    Net changes in current assets and
      current liabilities ...............           (364)        (288)
    Additional nonoperating cash flows ..             36           63
                                                 -------      -------
    Net cash derived from operating
      activities ........................            235          263

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets ...............           (838)        (416)
Fixed asset disposals ...................              3            9
Cash investments in bottling businesses,
  net of cash acquired ..................           (208)      (1,023)
Other investing activities ..............            (68)           -
                                                 -------      -------
    Net cash used in investing
      activities ........................         (1,111)      (1,430)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt ..............          2,696        1,470
Payments on long-term debt ..............         (1,775)        (321)
Cash dividend payments on common and
  preferred stock .......................            (26)          (5)
Exercise of employee stock options ......             14            7
Stock purchases for treasury ............            (51)           -
                                                 -------      -------
    Net cash derived from financing
      activities ........................            858        1,151
                                                 -------      -------

NET DECREASE IN CASH AND CASH
  INVESTMENTS ...........................            (18)         (16)
Cash and cash investments at beginning
  of period .............................             45           47
                                                 -------      -------
CASH AND CASH INVESTMENTS AT END OF
  PERIOD ................................        $    27      $    31
                                                 =======      =======

SUPPLEMENTAL NONCASH INVESTING AND
  FINANCING ACTIVITIES:
   Acquisitions:
    Fair value of assets acquired........        $ 2,126      $ 3,351
    Debt issued and assumed .............           (497)      (1,338)
    Other liabilities assumed ...........           (800)        (990)
    Equity issued .......................           (621)           -
                                                 -------      -------
    Cash paid, net of cash acquired .....        $   208      $ 1,023
                                                 =======      =======

See Notes to Condensed Consolidated Financial Statements.

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - SEASONALITY OF BUSINESS

Operating results for the second quarter and six months ended July 3, 1998 are not indicative of results that may be expected for the year ending December 31, 1998 because of business seasonality.
This seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality. In addition, the first half of 1998 includes four more selling days than the first half of 1997, influencing period comparisons.

NOTE C - ACQUISITIONS

Completed Transactions

On January 30, 1998, the Company acquired the Coca-Cola bottling operations, along with the exclusive rights to manufacture and distribute products of The Coca-Cola Company, in Luxembourg. The total transaction value (purchase price and acquired debt, net of cash acquired) for this acquisition was approximately $20 million. Also in January 1998, the Company acquired the remaining shares of The Coca-Cola Bottling Company of New York, Inc.("Coke New York") held by minority share owners.

On June 5, 1998, the Company acquired CCBG Corporation and Texas Bottling Group, Inc. (collectively known as Coke Southwest). The acquisition was completed for a transaction value (purchase price and acquired debt) of approximately $1.1 billion with 55% of the transaction funded through the issuance of 17.7 million shares of the Company's common stock and the remaining 45% funded through debt issued and assumed. Coke Southwest operates in parts of Colorado, Kansas, New Mexico, Oklahoma, and Texas.

On June 12, 1998, the Company acquired The Coca-Cola Bottling Company of Bellingham for a purchase price of approximately $12 million. This transaction was funded through a combination of cash, a promissory note, and the issuance of convertible preferred stock. The Bellingham bottler is located in the Northwest corner of Washington State.

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)




NOTE C - ACQUISITIONS (CONTINUED)

Pending Transactions

In June 1998, the Company signed a letter of intent to purchase Great Plains Bottler and Canners, Inc. (Great Plains), a Coca-Cola and Dr Pepper bottler. Great Plains operates in parts of Kansas, Nebraska, and South Dakota. On August 7, 1998, the Great Plains acquisition closed. Additionally, in July 1998, the Company signed a letter of intent to purchase Soo Coca-Cola Bottling, Inc. located in the upper peninsula of Michigan. This transaction is expected to close by the end of third-quarter 1998.

The  following   table  summarizes  unaudited  pro  forma   financial
information of the Company as if the following acquisitions were completed effective January 1, 1997:

  -  Coca-Cola Beverages Ltd.,
  -  Coke New York, and
  -  Amalgamated Beverages Great Britain Limited.

The effect of the following acquisitions were not considered in the unaudited pro forma financial information presented below because they are not significant to the Company's consolidated financial results:

  -  Luxembourg bottler,
  -  Coke Southwest,
  -  The Coca-Cola Bottling Company of Bellingham,
  -  Great Plains, and
  -  Soo Coca-Cola Bottling, Inc.

The unaudited pro forma financial information presented below for the second quarter and six months ended June 27, 1997 reflects adjustments for: (i) financing of the transactions at an estimated financing cost for each acquisition, (ii) amortization of the value of the acquired franchise assets over 40 years, and (iii) the income tax effect of the foregoing (in millions except per share data):

                                           Quarter       Six Months
                                            ended          ended
                                           June 27,       June 27,
                                             1997           1997
                                           --------      ----------
  Net Operating Revenues..........          $3,361         $6,001
                                            ======         ======
  Pro Forma Net Income Applicable
    to Common Share Owners........          $  103         $   33
                                            ======         ======
  Pro Forma Basic Net Income Per
    Share Applicable to Common
    Share Owners..................          $ 0.27         $ 0.09
                                            ======         ======
  Pro Forma Diluted Net Income Per
    Share Applicable to Common
    Share Owners..................          $ 0.26         $ 0.09
                                            ======         ======

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)




NOTE D - LONG-TERM DEBT

Long-term debt balances, including current maturities, are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                            July 3,     December 31,
                                             1998          1997
                                            -------     ------------
  Commercial Paper (weighted
    average rates of 4.5% and
    4.3%)(A).......................         $ 1,426        $  773
  Canadian dollar loans payable
    (weighted average rates of
    4.9% and 4.2%).................             882           892
  British pound sterling loans
    payable (weighted average rates
    of 7.7% and 6.9%)..............             540         1,194
  Notes due 1999 - 2037
    (weighted average rate
    of 7.2%).......................           1,550         1,550
  Debentures due 2012 - 2098
    (weighted average rates
    of 7.5% and 7.6%)(B)...........           3,400         2,900
  8.35% Zero Coupon Notes due
    2020 (net of unamortized
    discount of $1,612 and
    $1,625, respectively)..........             320           307
  Euro notes due 2002 - 2011
    (weighted average rates of
    7.2% and 7.5%)(B)..............           1,181           531
  Various foreign currency
    debt...........................             384           138
  Additional debt(A)...............             480           504
                                            -------        ------
  Long-term debt including
    effect of net asset positions
    of currency swaps..............          10,163         8,789
  Net asset positions of
    currency swap agreements(C)....               2             3
                                            -------        ------
                                            $10,165        $8,792
                                            =======        ======

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to July 3, 1998 are as follows (in millions):
1999 - $1,186;  2000 - $229;  2001 - $23;  2002 - $2,351;  and  2003 -
$701.

(A) At July 3, 1998 and December 31, 1997, $1,016 million and $957 million of the Company's commercial paper and additional debt had been effectively exchanged into non-U.S. dollar obligations through currency swap arrangements. These currency swap arrangements provide for the exchange of U.S. dollars into Belgian francs, Canadian dollars, French francs, Dutch florins, and British pounds sterling, and also provide for the periodic exchange of interest payments. The Company intends to renew these short-term currency swap arrangements as they expire. These currency swap arrangements hedge net investments in international subsidiaries.

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)




NOTE D - LONG-TERM DEBT (CONTINUED)

(B) During the first six months of 1998 the Company issued $500 million of debentures due 2038-2098 with a weighted average interest rate of 6.88% and $666 million in notes due 2003 - 2011 with a weighted average interest rate of 6.9% under the European Medium Term Note Program.

(C) The net asset positions of currency swap agreements are included in the balance sheet as assets.

The Company has a $1.5 billion multicurrency revolving bank credit agreement maturing in November 2001. This credit facility supports the commercial paper program and other borrowings as needed. No amounts were outstanding under this credit agreement at July 3, 1998; at December 31, 1997, $422 million of short-term British pound sterling loans had been issued under this credit agreement.
At July 3, 1998 and December 31, 1997, a total of $1.5 billion of borrowings due in the next 12 months was classified as maturing after one year under this agreement due to the Company's ability and intent to refinance these borrowings on a long-term basis.

At July 3, 1998 and December 31, 1997, the Company had approximately $1,689 million and $1,217 million, respectively, outstanding under various short-term credit facilities with additional amounts available of $1,242 million and $1,238 million, respectively. Included in the outstanding balance at July 3, 1998 and December 31, 1997, is approximately $882 million and $866 million, respectively, of Canadian dollar-denominated loans issued under revolving credit facilities. Because the Company has the option to convert these revolving credit facilities to a five-year loan, amounts have been classified as maturing after one year.

At July 3, 1998 and December 31, 1997, the Company had available for issuance approximately $1.5 billion and $2 billion, respectively, in registered debt securities under a registration statement with the Securities and Exchange Commission and approximately $1.3 billion and $2 billion, respectively, in debt securities under its European Medium Term Note Program.

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

NOTE E - PREFERRED STOCK

In the second quarter of 1998 the Company was authorized by the Board of Directors to issue 120,000 shares of $1 par value voting convertible preferred stock with a stated value of $100 per share (Bellingham series). In connection with the June 1998 acquisition of The Coca-Cola Bottling Company of Bellingham, the Company issued 96,600 shares of preferred stock. The Bellingham series pays quarterly dividends equaling 4% annually. The shareholders have the option to convert each share into one share of common stock prior to June 30, 2001, at which time all shares must be converted.

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)




NOTE F - SHARE REPURCHASES

The Company can repurchase shares in the open market and in privately negotiated transactions based on prevailing market conditions under a share repurchase program authorizing the repurchase of up to 30 million shares. The Company repurchased 1,535,360 shares of common stock during the first half of 1998, for an aggregate cost of approximately $51 million. Management considers market conditions and alternative uses of cash and/or debt, balance sheet ratios, and share-owner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes including acquisition financing and the funding of various employee benefit and compensation plans.

NOTE G - INCOME TAXES

The Company's effective tax rates for the first six months of 1998 and 1997 were 36% and 39%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                Six Months ended
                                              --------------------
                                              July 3,     June 27,
                                               1998         1997
                                              -------     --------
  U.S. Federal statutory expense.....           $32          $45
  State expense, net of Federal
    benefit..........................             -            4
  Taxation of European and Canadian
    operations, net..................            (7)          (6)
  Valuation allowance provision......             4            4
  Nondeductible items................             3            2
  Other, net.........................             1            1
                                                ---          ---
                                                $33          $50
                                                ===          ===


NOTE H - STOCK-BASED COMPENSATION PLANS

An aggregate 1,996,000 shares of common stock were issued during the first six months of 1998 from the exercise of stock options.

The Company granted 5,048,000 service-vested stock options to certain executive and management level employees and 47,000 stock options to non-employee members of the Board of Directors during the first six months of 1998. All options vest over a five-year period or ratably over a three-year period and expire ten years from the date of grant. Of the total options granted, 1,404,000 were granted at an exercise price equal to the fair market value of the stock on the grant date, and 3,691,000 were premium-priced options.

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)




NOTE I - COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for reporting comprehensive income, comprised of net income and other adjustments to comprehensive income such as foreign currency translation adjustments and hedges of net investments in foreign subsidiaries. The adoption of this statement had no impact on the Company's net income or share-owners' equity.

A reconciliation of comprehensive income follows (in millions):

                                   Quarter ended     Six Months ended
                                ------------------  ------------------
                                 July 3,  June 27,   July 3,  June 27,
                                  1998      1997      1998      1997
                                --------  --------  --------  --------
Net income ...................    $111      $111      $ 60      $ 78
Currency items, including
  tax effects of hedges ......       9       (26)      (11)      (44)
                                  ----      ----      ----      ----
Comprehensive income .........    $120      $ 85      $ 49      $ 34
                                  ====      ====      ====      ====

NOTE J - EARNINGS PER SHARE

In the first quarter of 1998, dividends in the amount of $0.025 per common share were declared for share owners of record on April 1, 1998. On April 17, 1998, the Company's Board of Directors approved an increase in the regular quarterly dividend to $0.04 per common share. This dividend increase was effective and payable July 1, 1998 and declared for share owners of record on June 19, 1998. Dividends are declared at the discretion of the Company's Board of Directors.

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)




NOTE J - EARNINGS PER SHARE (CONTINUED)


The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions)

                                   Quarter ended     Six Months ended
                                ------------------  ------------------
                                 July 3,  June 27,   July 3,  June 27,
                                  1998      1997      1998      1997
                                --------  --------  --------  --------

Net Income ...................    $ 111     $ 111     $  60     $  78
Preferred stock dividends ....        -         -         -         2
                                  -----     -----     -----     -----
Basic and Diluted Net Income
   Applicable to Common Share
   Owners ....................    $ 111     $ 111     $  60     $  76
                                  =====     =====     =====     =====
Basic Average Common Shares
   Outstanding ...............      394       383       390       380
Effect of Dilutive Securities:
   Stock Compensation
   Awards ....................       13        11        14        10
                                  -----     -----     -----     -----
Diluted Average Common Shares
   Outstanding ...............      407       394       404       390
                                  =====     =====     =====     =====
Basic Net Income Per Share
   Applicable to Common Share
   Owners ....................    $0.28     $0.29     $0.15     $0.20
                                  =====     =====     =====     =====
Diluted Net Income Per Share
   Applicable to Common Share
   Owners ....................    $0.27     $0.28     $0.15     $0.20
                                  =====     =====     =====     =====

NOTE K - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of bottle and can liquid nonalcoholic refreshments. On July 3, 1998, the Company operated in 45 states in the United States, the District of Columbia, and in the 10 provinces of Canada (collectively referred to as the Company's "North American" operations), and in Belgium, Great Britain, most of France, Luxembourg, and the Netherlands (collectively referred to as the Company's "European" operations).

                      COCA-COLA ENTERPRISES INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)




NOTE K - GEOGRAPHIC OPERATING INFORMATION (CONTINUED)

The following presents net operating revenues for the six months ended July 3, 1998 and June 27, 1997 and long-lived assets as of July 3, 1998 and December 31, 1997 by geographic territory (in millions):


                               1998                     1997
                      ----------------------    ----------------------
                       Net (A)       Long-       Net (B)       Long-
                      Operating      lived      Operating      lived
                      Revenues       Assets     Revenues       Assets
                      ---------    ---------    ---------    ---------
North American....     $ 4,937      $13,405      $ 3,640      $11,174
European .........       1,708        4,585        1,406        4,500
                       -------      -------      -------      -------
Consolidated .....     $ 6,645      $17,990      $ 5,046      $15,674
                       =======      =======      =======      =======



  (A) 1998 net operating revenues include results beginning June 5, 1998 for the Coke Southwest acquisition acquired in second-quarter 1998. Therefore, reported 1998 information is not indicative of full-year results.

  (B) 1997 net operating revenues do not include the results of operations for the New York and Canadian bottlers acquired in third-quarter 1997 nor for the Coke Southwest acquisition completed in June 1998. Additionally, 1997 net operating revenues include results beginning March 1997 for the Great Britain bottler acquired in first-quarter 1997. Therefore, reported 1997 information is not indicative of full-year results.

The Company has no material amounts of sales or transfers between North American and European operations and no significant United States export sales.

NOTE L - CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives involved in the manufacture of plastic bottles. The Company and its subsidiaries have guaranteed payment of up to $281 million of indebtedness owed by these manufacturing cooperatives to third parties. At July 3, 1998, these cooperatives had approximately $161 million of indebtedness guaranteed by the Company. The Company has also issued letters of credit aggregating approximately $152 million under self-insurance programs.

The Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes the ultimate costs of these cases would not materially affect the Company's financial position, results of operations, or liquidity.

Part I.  Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           BUSINESS SUMMARY

Coca-Cola Enterprises Inc. ("the Company") is the world's largest marketer, distributor, and producer of bottled and canned liquid nonalcoholic refreshments. The Company distributes approximately 20% of The Coca-Cola Company's world-wide volume and is the largest anchor bottler in the Coca-Cola system. In the United States and Canada, we distribute more than 65% of The Coca-Cola Company's bottle and can products. We are also the sole licensed bottler for products of The Coca-Cola Company in Belgium, Great Britain, Luxembourg, the Netherlands, and most of France.

Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                        RESULTS OF OPERATIONS

OVERVIEW

Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, reached $955 million in the first half of 1998, 20% ahead of reported 1997 results. As expected, operating and net income margins decreased over comparable 1997 margins primarily because of increased infrastructure spending. We still anticipate a comparable cash operating profit growth of 10% for full-year 1998.

Comparable operating results are determined by adjusting reported 1998 performance to exclude results for the recently completed Coke Southwest acquisition and by adjusting reported 1997 performance to include results of material 1997 acquisitions as if they occurred on January 1, 1997. After adjusting 1997 comparable cash operating profit for the effects of four additional selling days included in first-quarter 1998 and the impact of currency translations, comparable cash operating profit growth for the second quarter and first half of 1998 was 6%.

Management's primary objective is to deliver a superior investment return to our share owners through long-term increases in operating cash flows and profitable increases in sales volume. Our strong brand portfolio combined with our emphasis on local market execution and our significant investments in infrastructure are driving our consistent long-term growth.

In line with our objective, we have continued the integration and expansion of our operations through acquisitions and infrastructure investments in North America and Europe. We recently announced the approval, by the Board of Directors, of the Company's July 1998 to December 2001 Capital Spending Plan totaling approximately $5 billion. This Capital Spending Plan will allow the Company to make the necessary infrastructure capital investments required to support our objective of growing faster than the industry and to maintain our commitment to expand the highly profitable cold drink channel.

The tables included in management's discussion and analysis summarize changes in key operating information on a reported and comparable basis for the second quarter and first half of 1998.

CASH OPERATING PROFIT (COP)

In the opinion of management, COP is one of the key standards for measuring our operating performance. COP is used by management as an additional indicator of operating performance and not as a replacement of measures such as cash flows from operating activities and operating income as defined and required by generally accepted accounting principles.

----------------------------------------------------------------------
                             Second-quarter 1998     Six-months 1998
                            --------------------  --------------------
                            Reported  Comparable  Reported  Comparable
                             Change     Change     Change     Change
----------------------------------------------------------------------
  Cash Operating Profit:
     Consolidated              17%        5%         20%        8%
     Currency-neutral                     6%                    6%
----------------------------------------------------------------------
The reported COP growth rates are affected by acquisitions completed in 1997 and 1998 and by the 4 additional selling days in first-quarter 1998. Comparable cash operating profit growth is impacted by the inclusion of operating results for the Canadian and New York acquisitions for the first six months of 1997, periods prior to our ownership. Since that time, we have invested heavily in these
operations   and   expect  to  begin  realizing  benefits  from  these
investments  in  the last  six  months  of  1998.

VOLUME

Volume results were driven by growth in brands of The Coca-Cola Company with particularly strong performance in Coca-Cola classic, diet Coke, Coca-Cola light, Barq's, Fanta, Sprite, and the Company's noncarbonated brand portfolio. Comparable volume information has been adjusted for acquisitions and for the 4 additional selling days in the first quarter of 1998.

----------------------------------------------------------------------
                             Second-quarter 1998     Six-months 1998
                            --------------------  --------------------
                            Reported  Comparable  Reported  Comparable
                             Change     Change     Change     Change
----------------------------------------------------------------------
  Physical Case Bottle and
   Can Volume:
     Consolidated              27%        8%         32%        8%
     North American
      Territories                         9%                    8%
     European Territories                 4%                    9%
----------------------------------------------------------------------

The 4% European volume growth in second-quarter 1998 was impacted by the cold and rainy weather experienced during the months of April and June in most of our European territories. Even with the effects of the weather conditions, our European territories continued to grow faster than the industry. For the second quarter and first half of 1998, our European operations represented 23% and 24%, respectively, of physical case bottle and can volume.

NET OPERATING REVENUES AND COST OF SALES

In the second quarter of 1998, net operating revenues were up 27% to $3.7 billion. Six-month 1998 operating revenues increased 32% to $6.6 billion. Our operations in North America represented 75% and 74% of second-quarter and six-month 1998 net operating revenues, respectively.


----------------------------------------------------------------------
                             Second-quarter 1998     Six-months 1998
                            --------------------  --------------------
                            Reported  Comparable  Reported  Comparable
                             Change     Change     Change     Change
----------------------------------------------------------------------
  Net Revenues Per Case
    (Bottle and Can)          Flat       Flat       Flat      (0.5)%
    Currency-neutral                        1 %                0.5 %
----------------------------------------------------------------------
  Cost of Sales Per Case
    (Bottle and Can)         (0.5)%        (1)%      0.5%     (0.5)%
    Currency-neutral                     Flat                  0.5 %
----------------------------------------------------------------------


PER SHARE DATA

In the first half of 1998, the Company generated basic and diluted net income from operations of $0.15 per common share as compared to reported 1997 basic and diluted net income of $0.20 per common share. The net income per share for the first half of 1997 includes a first-quarter 1997 one-time charge of $6 million ($0.01 per common share after tax) for the redemption of $142 million in debt. In the second quarter of 1998 basic net income per share was $0.28 while diluted net income per share was $0.27 as compared to $0.29 and $0.28, respectively, for second-quarter 1997.

The primary contributors to our decreases in earnings per share were the increased infrastructure spending throughout our territories, particularly in Canada and New York, as well as dilution resulting from increased costs from acquisitions such as amortization and interest costs. Additionally, the number of shares outstanding increased because of the 17.7 million common shares issued as part of the Coke Southwest acquisition.

The Company repurchased 1,535,360 shares of common stock during the first six months of 1998 for an aggregate cost of approximately $51 million under its share repurchase program authorizing the repurchase of up to 30 million shares.


On April 17, 1998, the Company's Board of Directors approved an increase of the regular quarterly dividend to $0.04 per common share up from $0.025 per share. This dividend increase was effective and payable July 1, 1998 and declared for share owners of record on June 19, 1998.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In second-quarter 1998, consolidated selling, delivery, and administrative expenses as a percent of net operating revenues increased to 28.4% from second-quarter 1997 results of 26.6%. Year-to-date 1998 consolidated selling, delivery, and administrative expenses as a percent of net operating revenues increased to 30.7% from 30% for the first half of 1997. These increases result from increases in infrastructure spending in New York and Canada.

INTEREST EXPENSE

Second-quarter and year-to-date 1998 net interest expense increased from reported 1997 levels due to higher average debt balances from acquisitions. The weighted average interest rate for second-quarter 1998 and second-quarter 1997 was 6.9%. The weighted average interest rate for the first half of 1998 was 7% compared to 6.9% for full-year 1997.

INCOME TAX EXPENSE

The Company's effective tax rates for the first six months of 1998 and 1997 were 36% and 39%, respectively. The effective tax rate for full-year 1997 was 37%. The reduction in the Company's projected
1998 effective tax rate in the second quarter is a result of the favorable effect of our expanded operations in Europe, including the favorable tax treatment granted to certain foreign operations under a tax holiday expiring in the year 1999 and the Company's current expectations for full-year 1998 earnings.

On July 31, 1998, the United Kingdom's income tax rate was reduced from 31% to 30%. This rate change reduced deferred tax liabilities associated with the Company's operations in the United Kingdom by approximately $29 million or $0.07 per common share. This deferred tax liability reduction was recognized as a credit to income tax expense in the third quarter of 1998.

                    CASH FLOW AND LIQUIDITY REVIEW
CAPITAL RESOURCES

Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. We believe that short-term and long-term capital resources available to us are sufficient to fund our capital expenditure and working capital requirements, scheduled debt payments, interest and income tax obligations, dividends to our share owners, acquisitions, and plans for share repurchases.

For long-term financing needs, we have available approximately $1.5 billion in registered debt securities for issuance under a registration statement with the Securities and Exchange Commission and an additional $1.3 billion in debt securities under the European Medium Term Note Program.

We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. At July 3, 1998, we had a total amount outstanding of approximately $1.7 billion under various short-term credit facilities, with an additional $1.2 billion available for future use. We intend to continue to refinance borrowings under our commercial paper program and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of second-quarter 1998, the Company's debt portfolio was 66% fixed rate debt and 34% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments decreased $18 million during the first half of 1998 from net cash transactions. Our primary sources of cash during the first six months of 1998 were from the issuance of debt aggregating $2.7 billion and from our operations that provided approximately $235 million. Our primary uses of cash were for capital expenditures totaling $838 million, long-term debt payments totaling $1.8 billion, and acquisitions of bottling businesses for a net cash cost of approximately $208 million.

Operating Activities: Operating activities resulted in $235 million of net cash provided during the first half of 1998 compared to $263 million provided by operations in the first six months of 1997. The higher depreciation and amortization expense in 1998 results from the effects of increased capital spending and the effects of the 1997 and 1998 acquisitions.

Investing Activities: Net cash used in investing activities results from the Company's continued capital investments in its infrastructure and the acquisitions of bottling operations. Capital expenditures for year-to-date 1998 doubled over the same period in 1997, primarily because of the capital investments made by our Canadian and New York operations. The Company has increased its original expectations for capital spending from $1.1 billion to between $1.4 and $1.6 billion for the full-year 1998.

Financing Activities: The Company continues to refinance portions of its short-term borrowings with longer-term fixed and floating rate debt. In the first half of 1998, the Company issued $1,166 million in notes and debentures. During the first six months of 1998, $51 million was used to repurchase shares of the Company's common stock.

                         FINANCIAL CONDITION

The increase in property, plant, and equipment results from capital expenditures of approximately $838 million in the first half of 1998 and the 1998 acquisitions. The increase in long-term debt is primarily a result of the financing of our capital expenditures, funding of the share repurchase program, and our 1998 acquisitions.

In the first half of 1998 activities in currency markets resulted in a $11 million adjustment to the Company's comprehensive income. As currency exchange rates fluctuate, translation of the statements of income for our international businesses into U.S. dollars will affect the comparability of revenues and expenses between periods.

                    KNOWN TRENDS AND UNCERTAINTIES

YEAR 2000 COMPUTER CONVERSION

Companies are faced with the possibility that certain automated information systems will not process data appropriately in transition from the year 1999 to the year 2000 and beyond. This possibility impacts substantially all areas of our business and may be impacted by any future acquisitions.

We have an ongoing information systems development plan with scheduled replacements of various systems throughout the organization, resulting in Year 2000 compliant systems. We also have multifunctional task forces engaged to identify and ensure all other Year 2000 compliance issues are addressed. This involves working closely with our business partners, including our customers and suppliers, to ensure business processes will continue uninterrupted into the 21st century.

Because Year 2000 compliance will result from our normal systems implementation plan, incremental costs are not projected to be significant to the Company. However, because of the numerous uncertainties associated with Year 2000 compliance such as the effect on the Company of noncompliance by third parties, we are unable to predict whether the Year 2000 issue will ultimately have a material adverse impact on future operating results or the financial condition of the Company.

EURO CURRENCY CONVERSION

Companies conducting business in or having transactions denominated in certain European currencies are facing the European Union's pending conversion to a new common currency, the "euro." This conversion is expected to be implemented over a three year period. On January 1, 1999, the euro will become the official currency for accounting and tax purposes of several countries of the European Union and the exchange rates between the euro and the local currencies will be fixed. In 2002, the euro will replace the individual national currencies.

We have a multifunctional task force engaged to identify and ensure all euro conversion compliance issues are addressed. However, because of the numerous uncertainties associated with euro conversion compliance such as the effect on the Company of noncompliance by third parties, we are unable to predict whether the euro issue will ultimately have a material adverse impact on future operating results or the financial condition of the Company.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. This statement modifies the method of accounting for derivatives by requiring that all derivatives be recorded at their fair values in a company's balance sheet. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; early adoption is allowed. If the Company's derivative and hedging transactions are deemed material as of the date of adoption, the Company will record a cumulative effect of a change in an accounting principle in its consolidated statement of income. The Company has not yet determined the effect SFAS No. 133 will have on the operating results or the financial position of the Company.

                        CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements involving risks and uncertainties. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans, and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, material changes from expectations in the costs of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, an inability to meet projections for performance in newly acquired territories, unexpected costs associated with Year 2000 conversions or the business risk associated with Year 2000 noncompliance by customers and/or suppliers, and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 28 of the Company's Annual Report for the fiscal year ended December 31, 1997.

Part II. Other Information

Item 2.  Changes in Securities

On June 5, 1998, the Company completed the acquisition of The Coca-Cola Bottling Group (Southwest), Inc. and Texas Bottling Group, Inc. and in connection therewith issued 17,728,344 shares of the Company's Common Stock, $1.00 par value per share ("Common Stock"), in a transaction exempt from registration pursuant to Rule 506 under the Securities Act of 1933, as amended. The total transaction value (purchase price and acquired debt) was approximately $1.1 billion with 55 percent of the transaction funded with the issuance of Common Stock and the remaining 45 percent funded through debt issued and assumed.

On June 12, 1998, the Company completed the acquisition of The Coca-Cola Bottling Company of Bellingham and in connection therewith issued 96,900 shares of the Company's convertible preferred stock with a par value of $1.00 per share and a $100 stated value per share and $530,000 aggregate principal amount of the Company's 7% offset promissory note, in a transaction exempt from registration pursuant to Rule 506 under the Securities Act of 1933, as amended. The purchase price was approximately $12,000,000, in the form of cash, convertible preferred stock and a promissory note, as described above. Each share of preferred stock may be converted into that number of shares of Common Stock which is (i) $100 increased at an annual rate of 4% plus an amount equal to all dividends accrued and unpaid thereon to the date of conversion (whether or not declared), divided by (ii) the Conversion Date Price. For the purposes of this computation, the "Conversion Date Price" means the average of the closing sales price per share of Common Stock on the New York Stock Exchange composite tape for the ten consecutive trading days immediately prior to the second trading day prior to the conversion date.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

                                                       Incorporated by
Exhibit                                                   Reference
Number                   Description                  or Filed Herewith
-------  -------------------------------------------  -----------------
  12     Statements regarding computations of ratios    Filed Herewith
  27     Financial Data Schedule                        Filed Herewith

(b)  Reports on Form 8-K:

During second-quarter 1998, the Company filed the following current reports on Form 8-K:

Date of Report                      Description
--------------  -------------------------------------------------------
April 17, 1998  Press  release  announcing  the   Board's  election  of
                Henry Schimberg  as  Chief Executive  Officer effective
                April 17, 1998.  Report filed on April 23, 1998.

April 21, 1998  Condensed  Consolidated Statements  of  Operations  and
                Balance Sheet (unaudited) of the Company, filed on April 22, 1998, reporting results of operations and financial position for the first quarter of 1998.

May 13, 1998    Terms  agreement,  filed  June  1,  1998,  form  of  7%
                Debentures due May 2098.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             COCA-COLA ENTERPRISES INC.
                             (Registrant)


Date: August 10, 1998        /s/ John R. Alm
                             -------------------------------
                             John R. Alm
                             Executive Vice President and
                               Chief Financial Officer


Date: August 10, 1998        /s/ O. Michael Whigham
                             -------------------------------
                             O. Michael Whigham
                             Vice President, Controller and
                               Principal Accounting Officer