Form 10-Q
period 1998-10-02
COCA COLA ENTERPRISES INC
filed 1998-11-06
CIK 804055

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended October 2, 1998

                                       or

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

     391,927,091 SHARES OF $1 PAR VALUE COMMON STOCK AS OF NOVEMBER 3, 1998

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                        FOR QUARTER ENDED OCTOBER 2, 1998




                                      INDEX



                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the Quarters
          ended October 2, 1998 and September 26, 1997....................    1

         Condensed Consolidated Statements of Income for the Nine Months
          ended October 2, 1998 and September 26, 1997....................    2

         Condensed Consolidated Balance Sheets as of October 2, 1998
          and December 31, 1997...........................................    3

         Condensed Consolidated Statements of Cash Flows for the Nine
          Months ended October 2, 1998 and September 26, 1997.............    5

         Notes to Condensed Consolidated Financial Statements.............    6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................   15

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................   23

Item 2.  Changes in Securities............................................   23

Item 6.  Exhibits and Reports on Form 8-K.................................   24

Signatures................................................................   25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)




                                                           QUARTER ENDED
                                                   -----------------------------
                                                     OCTOBER 2,    SEPTEMBER 26,
                                                        1998            1997
                                                   -------------   -------------

NET OPERATING REVENUES..........................       $3,528          $3,183
Cost of sales...................................        2,207           2,017
                                                       ------          ------

GROSS PROFIT....................................        1,321           1,166
Selling, delivery, and administrative expenses..        1,013             939
                                                       ------          ------

OPERATING INCOME................................          308             227
Interest expense, net...........................          179             143
                                                       ------          ------

INCOME BEFORE INCOME TAXES......................          129              84
Income tax expense before rate change benefit...           42              30
Income tax rate change benefit..................          (29)            (58)
                                                       ------          ------

NET INCOME......................................          116             112
Preferred stock dividends.......................            1              --
                                                       ------          ------

NET INCOME APPLICABLE TO COMMON SHARE OWNERS....       $  115          $  112
                                                       ======          ======

BASIC NET INCOME PER SHARE APPLICABLE TO
 COMMON SHARE OWNERS............................       $ 0.29          $ 0.29
                                                       ======          ======

DILUTED NET INCOME PER SHARE APPLICABLE TO
 COMMON SHARE OWNERS............................       $ 0.28          $ 0.28
                                                       ======          ======




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)




                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                     OCTOBER 2,    SEPTEMBER 26,
                                                        1998            1997
                                                   -------------   -------------

NET OPERATING REVENUES..........................       $10,173         $ 8,229
Cost of sales...................................         6,380           5,179
                                                       -------         -------

GROSS PROFIT....................................         3,793           3,050
Selling, delivery, and administrative expenses..         3,054           2,455
                                                       -------         -------

OPERATING INCOME................................           739             595
Interest expense, net...........................           517             377
Other nonoperating expenses, net................            --               6
                                                       -------         -------

INCOME BEFORE INCOME TAXES......................           222             212
Income tax expense before rate change benefit...            75              80
Income tax rate change benefit..................           (29)            (58)
                                                       -------         -------

NET INCOME......................................           176             190
Preferred stock dividends.......................             1               2
                                                       -------         -------

NET INCOME APPLICABLE TO COMMON SHARE OWNERS....       $   175         $   188
                                                       =======         =======

BASIC NET INCOME PER SHARE APPLICABLE TO
 COMMON SHARE OWNERS............................       $  0.45         $  0.49
                                                       =======         =======

DILUTED NET INCOME PER SHARE APPLICABLE TO
 COMMON SHARE OWNERS............................       $  0.43         $  0.48
                                                       =======         =======




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)




                                                     OCTOBER 2,     DECEMBER 31,
                      ASSETS                            1998            1997
                                                   -------------   -------------
                                                    (Unaudited)
CURRENT
  Cash and cash investments, at cost
    approximating market.........................      $    92         $    45
  Trade accounts receivable, less reserves of
    $59 and $58 million, respectively............        1,269           1,007
  Inventories:
    Finished goods...............................          391             330
    Raw materials and supplies...................          174             132
                                                       -------         -------
                                                           565             462
  Current deferred income tax assets.............           73              70
  Prepaid expenses and other current assets......          272             229
                                                       -------         -------
      Total Current Assets.......................        2,271           1,813

PROPERTY, PLANT, AND EQUIPMENT
  Land...........................................          321             297
  Buildings and improvements.....................        1,128           1,065
  Machinery and equipment........................        5,621           4,653
                                                       -------         -------
                                                         7,070           6,015
  Less allowances for depreciation...............        2,728           2,295
                                                       -------         -------
                                                         4,342           3,720
  Construction in progress.......................          228             142
                                                       -------         -------
    Net Property, Plant, and Equipment...........        4,570           3,862

FRANCHISES AND OTHER NONCURRENT ASSETS, NET......       13,529          11,812
                                                       -------         -------

                                                       $20,370         $17,487
                                                       =======         =======




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)




                                                     OCTOBER 2,     DECEMBER 31,
       LIABILITIES AND SHARE-OWNERS' EQUITY             1998            1997
                                                   -------------   -------------
                                                    (Unaudited)
CURRENT
  Accounts payable and accrued expenses..........      $ 2,098         $ 2,000
  Current portion of long-term debt..............        1,447           1,032
                                                       -------         -------
      Total Current Liabilities..................        3,545           3,032

LONG-TERM DEBT, LESS CURRENT MATURITIES..........        9,097           7,760

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
  LONG-TERM OBLIGATIONS..........................        1,005             917

LONG-TERM DEFERRED INCOME TAX LIABILITIES........        4,564           3,996

SHARE-OWNERS' EQUITY
  Preferred stock................................           48              --
  Common stock, $1 par value - Authorized -
    1,000,000,000 shares; Issued - 391,514,783
    and 442,971,597 shares, respectively.........          446             443
  Additional paid-in capital.....................        1,937           1,364
  Reinvested earnings............................          509             374
  Cumulative comprehensive income adjustments....          (32)            (16)
  Common stock in treasury, at cost (54,124,917
    and 56,418,084 shares, respectively).........         (749)           (383)
                                                       -------         -------
      Total Share-Owners' Equity.................        2,159           1,782
                                                       -------         -------

                                                       $20,370         $17,487
                                                       =======         =======

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)


                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                     OCTOBER 2,    SEPTEMBER 26,
                                                        1998            1997
                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income.....................................      $   176         $   190
  Adjustments to reconcile net income to net
    cash derived from operating activities:
      Depreciation...............................          526             402
      Amortization...............................          286             288
      Deferred income tax provision (benefit)....          (37)            (85)
      Net changes in current assets and current
        liabilities..............................         (376)           (196)
      Additional nonoperating cash flows.........           45              60
                                                       -------         -------
  Net cash derived from operating activities.....          620             659

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets......................       (1,120)           (659)
  Fixed asset disposals..........................            6              16
  Cash investments in bottling businesses, net
    of cash acquired.............................         (225)         (1,986)
  Other investing activities.....................          (69)             --
                                                       -------         -------
  Net cash used in investing activities..........       (1,408)         (2,629)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt.....................        3,635           3,258
  Payments on long-term debt.....................       (2,322)         (1,267)
  Stock purchases for treasury...................         (454)             --
  Cash dividend payments on common and
    preferred stock..............................          (42)            (14)
  Exercise of employee stock options.............           18              10
  Additional financing activities................           --              (5)
                                                       -------         -------
  Net cash derived from financing activities.....          835           1,982
                                                       -------         -------

NET INCREASE IN CASH AND CASH INVESTMENTS........           47              12
  Cash and cash investments at beginning of
    period.......................................           45              47
                                                       -------         -------

CASH AND CASH INVESTMENTS AT END OF PERIOD.......      $    92         $    59
                                                       =======         =======

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Acquisitions:
    Fair value of assets acquired................      $ 2,248         $ 6,167
    Debt issued and assumed......................         (497)         (1,620)
    Other liabilities assumed....................         (865)         (2,561)
    Equity securities issued.....................         (661)             --
                                                       -------         -------
    Cash paid, net of cash acquired..............      $   225         $ 1,986
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

NOTE B - SEASONALITY OF BUSINESS

Operating results for the third quarter and nine months ended October 2, 1998 are not indicative of results that may be expected for the year ending December 31, 1998 because of business seasonality. This seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality. In addition, the first nine months of 1998 includes four additional selling days than the first nine months of 1997, influencing period comparisons.

NOTE C - ACQUISITIONS

Completed Transactions

On January 30, 1998, the Company acquired the Coca-Cola bottling operations, along with the exclusive rights to manufacture and distribute products of The Coca-Cola Company, in Luxembourg. The total transaction value (purchase price and acquired debt, net of cash acquired) for this acquisition was approximately $20 million. Also in January 1998, the Company acquired the remaining shares of The Coca-Cola Bottling Company of New York, Inc. (Coke New York) held by minority share owners.

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

On June 12,  1998,  the  Company  acquired  The  Coca-Cola  Bottling  Company of
Bellingham. The Bellingham bottler is located in the Northwest corner of Washington State. Additionally, on August 7, 1998 the Company purchased Great Plains Bottlers and Canners, Inc. (Great Plains), a Coca-Cola and Dr Pepper bottler. Great Plains operates in parts of Kansas, Nebraska, and South Dakota. These transactions were funded through a combination of cash, a promissory note, and the issuance of convertible preferred stock.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE C - ACQUISITIONS (CONTINUED)

Pending Transactions

The Company has signed letters of intent to acquire the following bottlers in the United States. These transactions are expected to close before December 31, 1998 for a combined transaction value of approximately $900 million.

     - Soo Coca-Cola Bottling, Inc. located in the upper peninsula of Michigan,

     -   Wolslager Group operating in parts of Texas, New Mexico, and Arizona,

     - Cameron Coca-Cola Bottling operating in Pittsburgh, Pennsylvania and portions of Ohio and West Virginia,

     -   Montgomery Coca-Cola Bottling Company located in southern Alabama,

     - Bryan Coca-Cola Bottling Co., Nacogdoches Coca-Cola Bottling Company, and Sulphur Springs Coca-Cola Bottling Company all located in eastern Texas, and

     - The Coca-Cola, Dr Pepper Bottling Company of Albuquerque operating in portions of western New Mexico.

The effect of the following completed acquisitions were not considered in the unaudited pro forma financial information presented below because they are not significant to the Company's consolidated financial results:

     -   Luxembourg bottler,
     -   Coke Southwest,
     -   The Coca-Cola Bottling Company of Bellingham, and
     -   Great Plains.

The following table summarizes unaudited pro forma financial information of the Company as if the following completed acquisitions were acquired effective January 1, 1997:

     -   Coca-Cola Beverages Ltd.,
     -   Coke New York, and
     -   Amalgamated Beverages Great Britain Limited.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE C - ACQUISITIONS (CONTINUED)

The unaudited pro forma financial information presented below for the third quarter and nine months ended September 26, 1997 reflects adjustments for: (i) financing of the transactions at an estimated financing cost for each acquisition, (ii) amortization of the value of the acquired franchise assets over 40 years, and (iii) the income tax effect of the foregoing (in millions except per share data):


                                                      QUARTER       NINE MONTHS
                                                       ENDED           ENDED
                                                   SEPTEMBER 26,   SEPTEMBER 26,
                                                        1997            1997
                                                   -------------   -------------

 Net Operating Revenues.........................       $3,327          $9,328
                                                       ======          ======
 Pro Forma Net Income Applicable to Common
   Share Owners.................................       $  101          $  134
                                                       ======          ======
 Pro Forma Basic Net Income Per Share
   Applicable to Common Share Owners............       $ 0.26          $ 0.35
                                                       ======          ======
 Pro Forma Diluted Net Income Per Share
   Applicable to Common Share Owners............       $ 0.25          $ 0.34
                                                       ======          ======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE D - LONG-TERM DEBT

Long-term debt balances, including current maturities, are adjusted for the effects of interest rate and currency swap agreements (in millions):


                                                     OCTOBER 2,     DECEMBER 31,
                                                         1998           1997
                                                   -------------   -------------
   Commercial Paper (weighted average rates of
     4.5% and 4.3%)(A)...........................      $ 1,728         $   773
   Canadian dollar loans payable (weighted
     average rates of 5.8% and 4.2%).............          859             892
   British pound sterling loans payable (weighted
     average rates of 7.7% and 6.9%).............          539           1,194
   Notes due 1999 - 2037 (weighted average rate
     of 7.2%)....................................        1,550           1,550
   Debentures due 2012 - 2098 (weighted average
     rates of 7.4% and 7.6%)(B)..................        3,800           2,900
   8.35% Zero Coupon Notes due 2020 (net of
     unamortized discount of $1,605 and $1,625,
     respectively)...............................          327             307
   Euro notes due 2002 - 2011 (weighted average
     rates of 7.2% and 7.5%)(B)..................        1,179             531
   Various foreign currency debt.................          325             138
   Additional debt(A)............................          189             504
                                                       -------         -------
     Long-term debt including effect of net asset
       positions of currency swaps...............       10,496           8,789
     Net asset positions of currency swap
       agreements(C).............................           48               3
                                                       -------         -------
                                                       $10,544         $ 8,792
                                                       =======         =======


Aggregate maturities of long-term debt for the five twelve-month periods subsequent to October 2, 1998 are as follow (in millions): 1999 - $1,447; 2000 - $233; 2001 - $275; 2002 - $2,272; and 2003 - $530.

(A) At October 2, 1998 and December 31, 1997, $1,071 million and $957 million of the Company's commercial paper and additional debt had been effectively exchanged into non-U.S. dollar obligations through currency swap arrangements. These currency swap arrangements provide for the exchange of U.S. dollars into Belgian francs, Canadian dollars, French francs, Dutch florins, and British pounds sterling, and also provide for the periodic exchange of interest payments. The Company intends to renew these short-term currency swap arrangements as they expire. These currency swap arrangements hedge the Company's net investments in international subsidiaries.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE D - LONG-TERM DEBT (CONTINUED)

(B) During the first nine months of 1998 the Company issued $900 million of debentures due 2028- 2098 with a weighted average interest rate of 6.82% under its shelf registration statement with the Securities and Exchange Commission and $666 million in notes due 2003 - 2011 with a weighted average interest rate of 6.9% under its euro medium term note program.

(C) The net asset positions of currency swap agreements are included in the balance sheet as assets.

The Company has a $1.5 billion multicurrency revolving bank credit agreement maturing in November 2001. This credit facility supports the commercial paper program and other borrowings as needed. No amounts were outstanding under this credit agreement at October 2, 1998; at December 31, 1997, $422 million of short-term British pound sterling loans had been issued under this credit agreement. At October 2, 1998 and December 31, 1997, a total of $1.5 billion of borrowings due in the next 12 months was classified as maturing after one year under this agreement due to the Company's ability and intent to refinance these borrowings on a long-term basis.

At October 2, 1998 and December 31, 1997, the Company had approximately $1,546 million and $1,217 million, respectively, outstanding under various short-term credit facilities with additional amounts available of $1,627 million and $1,238 million, respectively. Included in the outstanding balance at October 2, 1998 and December 31, 1997 is approximately $859 million and $866 million, respectively, of Canadian dollar-denominated loans issued under revolving credit facilities. Because the Company has the option to convert these revolving credit facilities to a five-year loan, amounts have been classified as maturing after one year.

At October 2, 1998 and December 31, 1997, the Company had available for issuance approximately $1.1 billion and $2 billion, respectively, in registered debt securities under a registration statement with the Securities and Exchange Commission and approximately $1.3 billion and $2 billion, respectively, in debt securities under its euro medium term note program. On November 2, 1998, the Company issued an additional $600 million in 5.75% debentures due 2008 under its shelf registration statement with the Securities Exchange commission.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE E - PREFERRED STOCK

In the second quarter of 1998 the Company was authorized by the Board of Directors to issue 120,000 shares of $1 par value voting convertible preferred stock with a stated value of $100 per share (Bellingham series). In connection with the June 1998 acquisition of The Coca-Cola Bottling Company of Bellingham, the Company issued 96,600 Bellingham series shares of preferred stock. The
Bellingham series pays quarterly dividends equaling 4% annually. The shareholders have the option to convert each share into one share of common stock prior to June 30, 2001, at which time all shares must be converted. In the third quarter of 1998 the Company was authorized by the Board of Directors to issue 450,000 shares of $1 par value voting convertible preferred stock with a stated value of $100 per share (Great Plains series). The Company issued 392,464 Great Plains series shares of preferred stock on August 7, 1998 in connection with the acquisition of Great Plains. The Great Plains series pays quarterly dividends equaling 8% annually. The shareholders have the option to convert each share into one share of common stock prior to August 7, 2003, at which time all shares must be converted.

NOTE F - SHARE REPURCHASES

The Company can repurchase shares in the open market and in privately negotiated transactions based on prevailing market conditions under a share repurchase program authorizing the repurchase of up to 30 million shares. The Company repurchased 15,444,360 shares of common stock during the first nine months of 1998, for an aggregate cost of approximately $454 million. Management considers market conditions and alternative uses of cash and/or debt, balance sheet ratios, and share-owner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes including acquisition financing and the funding of various employee benefit and compensation plans.

NOTE G - INCOME TAXES

The Company's effective tax rates for the first nine months of 1998 and 1997 were 34% and 38%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):


                                                       NINE MONTHS ENDED
                                                 -----------------------------
                                                   OCTOBER 2,    SEPTEMBER 26,
                                                      1998            1997
                                                 -------------   -------------
  U.S. federal statutory expense..............       $  78           $  74
  State expense, net of federal benefit.......           5               8
  Taxation of European and Canadian
    operations, net...........................         (20)            (16)
  Valuation allowance provision...............           4              10
  Nondeductible items.........................           7               5
  Other, net..................................           1              (1)
                                                     -----           -----
                                                     $  75           $  80
                                                     =====           =====

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE G - INCOME TAXES (CONTINUED)

In July 1998, the United Kingdom's income tax rate was reduced from 31% to 30%, effective April 1, 1999. This rate change reduced deferred tax liabilities associated with the Company's operations in the United Kingdom by $29 million or $0.07 per common share. This deferred tax liability reduction was recognized as a credit to income tax expense in the third quarter of 1998.

NOTE H - STOCK-BASED COMPENSATION PLANS

An aggregate 2,570,000 shares of common stock were issued during the first nine months of 1998 from the exercise of stock options.

The Company has granted 5,048,000 service-vested stock options to certain executive and management level employees and 47,000 stock options to non-employee members of the Board of Directors in 1998. All options vest over a five-year period or ratably over a three-year period and expire ten years from the date of grant. Of the total options granted, 1,404,000 were granted at an exercise price equal to the fair market value of the stock on the grant date, and 3,691,000 were premium-priced options.

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

A reconciliation of comprehensive income follows (in millions):


                                QUARTER ENDED             NINE MONTHS ENDED
                         --------------------------- ---------------------------
                           OCTOBER 2,  SEPTEMBER 26,   OCTOBER 2,  SEPTEMBER 26,
                              1998          1997          1998          1997
                         ------------- ------------- ------------- -------------
Net income.............      $ 116         $ 112         $ 176         $ 190
Currency items,
  including tax
  effects of hedges....         (5)          (30)          (16)          (73)
                             -----         -----         -----         -----

Comprehensive income...      $ 111         $  82         $ 160         $ 117
                             =====         =====         =====         =====

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE J - EARNINGS PER SHARE

In the first quarter of 1998, dividends in the amount of $0.025 per common share were declared for share owners of record on April 1, 1998. On April 17, 1998, the Company's Board of Directors approved an increase in the regular quarterly dividend to $0.04 per common share. This dividend increase was effective and payable July 1, 1998. Dividends are declared at the discretion of the Company's Board of Directors.


The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions):

                                QUARTER ENDED             NINE MONTHS ENDED
                         --------------------------- ---------------------------
                           OCTOBER 2,  SEPTEMBER 26,   OCTOBER 2,  SEPTEMBER 26,
                              1998          1997          1998          1997
                         ------------- ------------- ------------- -------------
Net income.............      $ 116         $ 112         $ 176         $ 190
Preferred Stock
  Dividends............          1            --             1             2
                             -----         -----         -----         -----
Basic and Diluted Net
  Income Applicable to
  Common Share Owners..      $ 115         $ 112         $ 175         $ 188
                             =====         =====         =====         =====
Basic Average Common
  Shares Outstanding...        398           386           393           382
Effect of Dilutive
  Securities:
  Stock Compensation
    Awards.............         12            13            13            12
                             -----         -----         -----         -----
Diluted Average Common
  Shares Outstanding...        410           399           406           394
                             =====         =====         =====         =====
Basic Net Income Per
  Share Applicable to
  Common Share Owners..      $0.29         $0.29         $0.45         $0.49
                             =====         =====         =====         =====
Diluted Net Income Per
  Share Applicable to
  Common Share Owners..      $0.28         $0.28         $0.43         $0.48
                             =====         =====         =====         =====

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE K - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of bottle and can liquid nonalcoholic refreshments. On October 2, 1998, the Company operated in 45 states in the United States, the District of Columbia, and in the 10 provinces of Canada (collectively referred to as the Company's North American operations), and in Belgium, Great Britain, most of France, Luxembourg, and the Netherlands (collectively referred to as the Company's European operations).

The following presents net operating revenues for the nine months ended October 2, 1998 and September 26, 1997 and long-lived assets as of October 2, 1998 and December 31, 1997 by geographic territory (in millions):


                                            1998                    1997
                                   ---------------------   ---------------------
                                     NET(A)      LONG-       NET(B)      LONG-
                                   OPERATING     LIVED     OPERATING     LIVED
                                    REVENUES     ASSETS     REVENUES     ASSETS
                                   ---------   ---------   ---------   ---------
     North American.............    $ 7,635     $13,531     $ 5,944     $11,177
     European...................      2,538       4,569       2,285       4,242
                                    -------     -------     -------     -------
     Consolidated...............    $10,173     $18,100     $ 8,229     $15,419
                                    =======     =======     =======     =======


(A) 1998 net operating revenues include results beginning June 5, 1998 for the Coke Southwest acquisition acquired in second-quarter 1998. Therefore, reported 1998 information is not indicative of full-year results.

(B)  1997 net operating  revenues  include the results of operations for the New
     York and Canadian bottlers beginning in the third quarter of 1997 and include results beginning March 1997 for the Great Britain bottler acquired in first-quarter 1997. Additionally, 1997 net operating revenues do not include the results for the Coke Southwest acquisition completed in June 1998. Therefore, reported 1997 information is not indicative of full-year results.

The Company has no material amounts of sales or transfers between North American and European operations and no significant United States export sales.

NOTE L - CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company and its subsidiaries have guaranteed payment of up to $281 million of indebtedness owed by these manufacturing cooperatives to third parties. At October 2, 1998, these cooperatives had approximately $155 million of indebtedness guaranteed by the Company. The Company has also issued letters of credit aggregating approximately $156 million under self-insurance programs.

The Company is a defendant in various litigation matters generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes the ultimate costs would not materially affect the Company's financial position, results of operations, or liquidity.

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

Management's discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, reached $1,551 million in the first nine months of 1998, 21% ahead of reported 1997 results. As expected, gross profit, operating, and net income margins improved over comparable 1997 margins.

Comparable   operating  results  are  determined  by  adjusting   reported  1998
performance to exclude results for the recently completed Coke Southwest acquisition and by adjusting reported 1997 performance to include results of material 1997 acquisitions as if they occurred on January 1, 1997. After adjusting 1997 comparable cash operating profit for the effects of four additional selling days included in first-quarter 1998 and the impact of currency translations, comparable cash operating profit growth for the first nine months of 1998 was 10%.

Management's primary objective is to deliver a superior investment return to our share owners through long-term increases in operating cash flows and profitable increases in sales volume. In line with this objective, we have focused on managing the volume, net revenues, and cost equation to maximize results while continuing to integrate and expand our operations through acquisitions and infrastructure investments in North America and Europe. Our strong brand portfolio combined with our emphasis on local market execution and our significant investments in infrastructure are driving our long-term growth.

The tables included in management's discussion and analysis summarize changes in key operating information on a reported and comparable basis for the third quarter and first nine months of 1998.

CASH OPERATING PROFIT (COP)

In the opinion of management, COP is one of the key standards for measuring our operating performance. COP is used by management as an additional indicator of operating performance and not as a replacement of measures such as cash flows from operating activities and operating income as defined and required by generally accepted accounting principles.


--------------------------------------------------------------------------------
                                    THIRD-QUARTER 1998       NINE-MONTHS 1998
                                  ----------------------   ---------------------
                                   REPORTED   COMPARABLE   REPORTED   COMPARABLE
                                    CHANGE      CHANGE      CHANGE      CHANGE
--------------------------------------------------------------------------------
  Cash Operating Profit:
     Consolidated                     22%         15%         21%         11%
     Currency-neutral                             15%                     10%
--------------------------------------------------------------------------------


The reported COP growth rates are affected by acquisitions completed in 1997 and 1998 and by the 4 additional selling days in first-quarter 1998. Comparable cash operating profit growth is impacted by the inclusion of operating results for the Canadian and New York acquisitions for the first seven months of 1997, periods prior to our ownership. Third quarter 1998 comparable cash operating profit growth rate reflects the Company's focus on maximizing the effectiveness of marketing and infrastructure initiatives, jointly developed and incrementally funded, with The Coca-Cola Company, leveraging existing infrastructure and controlling operating expenses.

VOLUME

Volume results were driven by growth in brands of The Coca-Cola Company with strong performance in Coca-Cola classic, diet Coke, Coca-Cola light, Barq's, Fanta, Sprite, and the Company's noncarbonated brand portfolio. Comparable volume information has been adjusted for acquisitions and for the 4 additional selling days in the first quarter of 1998.


--------------------------------------------------------------------------------
                                    THIRD-QUARTER 1998       NINE-MONTHS 1998
                                  ----------------------   ---------------------
                                   REPORTED   COMPARABLE   REPORTED   COMPARABLE
                                    CHANGE      CHANGE      CHANGE      CHANGE
--------------------------------------------------------------------------------
  Physical Case Bottle and Can
    Volume:
     Consolidated                     9%          1 %         23%         5%
     North American Territories                   3 %                     6%
     European Territories                        (8)%                     3%
--------------------------------------------------------------------------------

As expected, North American volume growth was slower in the third quarter of 1998 than in the first half of the year. The third-quarter 1998 growth rate reflects the difficult comparison created by the timing of the July 4th holiday, which was included in the third quarter of 1997, but in the second quarter of 1998. The 8% decrease in the European volume in third-quarter 1998 reflects the strong 15% growth experienced in the third quarter of 1997 and the impact of the unseasonably cold and rainy weather experienced throughout the third quarter of 1998. For the third quarter and first nine months of 1998, our European operations represented 21% and 23%, respectively, of physical case bottle and can volume.

NET OPERATING REVENUES AND COST OF SALES

In the third quarter of 1998, net operating revenues were up 11% to $3.5 billion. Nine-month 1998 operating revenues increased 24% to $10.2 billion. Our operations in North America represented 76% and 75% of third-quarter and nine-month 1998 net operating revenues, respectively.


--------------------------------------------------------------------------------
                                    THIRD-QUARTER 1998       NINE-MONTHS 1998
                                  ----------------------   ---------------------
                                   REPORTED   COMPARABLE   REPORTED   COMPARABLE
                                    CHANGE      CHANGE      CHANGE      CHANGE
--------------------------------------------------------------------------------
  Net Revenues Per Case
    (Bottle and Can)                 1.5%        1.5%        0.5%        Flat
    Currency-neutral                               2%                       1 %
--------------------------------------------------------------------------------
  Cost of Sales Per Case
    (Bottle and Can)                Flat        Flat         0.5%        (0.5)%
    Currency-neutral                               1%                       1 %
--------------------------------------------------------------------------------


PER SHARE DATA

In the first nine months of 1998, the Company generated basic and diluted net income from operations of $0.45 and $0.43 per common share as compared to reported 1997 basic and diluted net income of $0.49 and $0.48 per common share. In both the third quarters of 1997 and 1998 basic net income per share was $0.29 while diluted net income per share was $0.28.

The third-quarter 1997 and 1998 net income per share include tax benefits resulting from the reduction in the United Kingdom's corporate tax rate. In 1998 the benefit that resulted from this tax rate reduction was $29 million or $0.07 per common share while in 1997 the benefit was $58 million or $0.15 per common share.

The Company repurchased 15,444,360 shares of common stock during the first nine months of 1998 for an aggregate cost of approximately $454 million under its share repurchase program. On April 17, 1998, the Company's Board of Directors approved an increase of the regular quarterly dividend to $0.04 per common share up from $0.025 per share. This dividend increase was effective and payable July 1, 1998 to holders of record at the close of business on June 19, 1998.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In third-quarter 1998, consolidated selling, delivery, and administrative expenses as a percent of net operating revenues decreased to 28.7% from third-quarter 1997 results of 29.5%. Year-to-date 1998 consolidated selling, delivery, and administrative expenses as a percent of net operating revenues increased to 30.0% from 29.8% for the first nine months of 1997. These increases result primarily from increases in infrastructure spending in New York and Canada.

INTEREST EXPENSE

Third-quarter and year-to-date 1998 net interest expense increased from reported 1997 levels due to higher average debt balances from acquisitions. The weighted average interest rate for third-quarter 1998 was 6.9% compared to 7.1% for reported third-quarter 1997. The weighted average interest rate for the first nine months of 1998 was 7.0% compared to 6.9% for reported nine months 1997 and for reported full-year 1997.

INCOME TAX EXPENSE

The Company's effective tax rates for the first nine months of 1998 and 1997 were 34% and 38%, respectively. The effective tax rate for full-year 1997 was 37%. The reduction in the Company's projected 1998 effective tax rate is a result of the favorable effect of our expanded operations in Europe, including the favorable tax treatment granted to certain foreign operations under a tax holiday expiring in the year 1999 and the Company's current expectations for full-year 1998 earnings.

In July 1998, the United Kingdom's income tax rate was reduced from 31% to 30% effective April 1, 1999. This rate change reduced deferred tax liabilities associated with the Company's operations in the United Kingdom by $29 million or $0.07 per common share. This deferred tax liability reduction was recognized as a credit to income tax expense in the third quarter of 1998.

                         CASH FLOW AND LIQUIDITY REVIEW

CAPITAL RESOURCES

Our sources of capital include, but are not limited to, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. We believe that short-term and long-term capital resources available to us are sufficient to fund our capital expenditure and working capital requirements, scheduled debt payments, interest and income tax obligations, dividends to our share owners, acquisitions, and for share repurchases.

For long-term financing needs, we had available approximately $1.1 billion in registered debt securities for issuance under a registration statement with the Securities and Exchange Commission and an additional $1.3 billion in debt securities under the euro medium term note program at October 2, 1998. On November 2, 1998, the Company issued an additional $600 million in 5.75% debentures due 2008 under its shelf registration statement with the Securities and Exchange Commission.

We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. At October 2, 1998, we had a total amount outstanding of approximately $1.6 billion under various short-term credit facilities, with an additional $1.6 billion available for future use. We intend to continue to refinance borrowings under our commercial paper program and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of third-quarter 1998, the Company's debt portfolio was 68% fixed rate debt and 32% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments increased $47 million during the first nine months of 1998 from net cash transactions. Our primary sources of cash during the first nine months of 1998 were from the issuance of debt aggregating $3.6 billion and from our operations that provided approximately $620 million. Our primary uses of cash were for capital expenditures totaling $1.1 billion, long-term debt payments totaling $2.3 billion, the repurchase of common stock for approximately $454 million and acquisitions of bottling businesses for a net cash cost of approximately $225 million.

Operating Activities: Operating activities resulted in $620 million of net cash provided during the first nine months of 1998 compared to $659 million provided by operations in the first nine months of 1997. The higher depreciation and amortization expense in 1998 results from the effects of increased capital spending and the effects of the 1997 and 1998 acquisitions.

Investing Activities: Net cash used in investing activities results from the Company's continued capital investments in its infrastructure and the acquisitions of bottling operations. Capital expenditures for year-to-date 1998 almost doubled over the same period in 1997, primarily because of the capital investments made by our Canadian and New York operations. The Company has increased its original expectations for capital spending from $1.1 billion to between $1.4 and $1.6 billion for full-year 1998.

Financing Activities: The Company continues to refinance portions of its short-term borrowings with longer-term fixed and floating rate debt. In the first nine months of 1998, the Company issued $3.6 billion in notes and debentures. During the first nine months of 1998, $454 million was used to repurchase shares of the Company's common stock.

                               FINANCIAL CONDITION

The increase in property, plant, and equipment results from capital expenditures of approximately $1.1 billion in the first nine months of 1998 and the 1998 acquisitions. The increase in long-term debt is primarily a result of the financing of our capital expenditures, funding of the share repurchase program, and our 1998 acquisitions.

In the first nine months of 1998 activities in currency markets resulted in a $16 million adjustment to the Company's comprehensive income. As currency exchange rates fluctuate, translation of the statements of income for our international businesses into U.S. dollars will affect the comparability of revenues and expenses between periods.

                         KNOWN TRENDS AND UNCERTAINTIES

YEAR 2000 INITIATIVES

Our Year 2000 strategic plan identifies initiatives necessary to minimize failures of electronic systems to process date sensitive information in the Year 2000 and thereafter. Our plan is subdivided into six functional areas of the
Company: Sales/Marketing, Human Resources, Cold Drink, Finance, Operations and Corporate functions. These functional areas encompass both information technology (IT) systems such as our financial and inventory applications and non-IT systems such as production plant systems. Each functional area plan details specific tasks needed to identify and inventory Year 2000 issues, taking them through assessment, remediation, testing, certification and implementation. By the end of 1997, we had substantially completed the identification and inventory stages for our North American systems. By the end of second quarter 1998, we had also substantially completed these stages for our European systems.

The assessment and remediation processes are underway and the Company is using both internal and external resources to reprogram, or replace where necessary, and to test modifications. Projects are in various stages of completion. We estimate that approximately 70% of the identified issues have been corrected.

As a result of the numerous systems used by companies that we have acquired in recent years and also due to technological enhancements, we have had an ongoing information systems development plan with scheduled replacements of systems throughout the organization. Year 2000 compliance is a by-product of our development plan. We have delayed certain IT projects in order to reassign Company resources to the Year 2000 strategic plan. Delayed projects primarily involve IT system enhancements which are not critical to our business.

The remediation process is targeted to be 90% completed by the first quarter of 1999. Testing and certification of these systems and applications are targeted for completion by mid-1999. The following table lists significant systems and our projected completion dates with respect to Year 2000 readiness:


                                               North American      European
                                               --------------   --------------

   Revenue, billing and accounts receivable     1st Q - 1999     2nd Q - 1999

   Order entry and fulfillment                  1st Q - 1999     2nd Q - 1999

   Inventory and cost accounting                3rd Q - 1999     2nd Q - 1999

   Accounts payable and purchasing              3rd Q - 1999     2nd Q - 1999

   Payroll                                      1st Q - 1999     2nd Q - 1999

   General ledger                               1st Q - 1999     2nd Q - 1999

   Production processing                        1st Q - 1999     2nd Q - 1999

   Electronic Commerce (EDI)                    3rd Q - 1999     4th Q - 1999

   Other Non-IT Systems                         2nd Q - 1999     2nd Q - 1999


We have incurred and expensed approximately $14 million to date in the implementation of our Year 2000 strategic plan for both IT and non-IT systems. The total cost through completion of our Year 2000 plan is estimated to be in the range of $25 to $45 million. Plan costs have been budgeted in either our regular operating budget or our capital expenditures budget. Our projected costs are based on management's best estimates and actual results could differ as the plan is implemented.

A critical step in our strategic plan is the coordination of Year 2000 readiness with third parties. We are communicating with our significant suppliers and customers to determine the extent to which the Company and it's interface systems are vulnerable if the customer, supplier or a third party fails to resolve their Year 2000 issues. We have become aware of two raw material/packaging suppliers who appear to be having difficulty in achieving Year 2000 readiness. We will continue to work with all our major trading partners to understand the associated risks and plan for contingencies.

We believe that necessary modifications and replacements of our critical IT and non-IT systems will be completed timely. If for any reason, our critical service providers, suppliers or customers are unable to resolve their Year 2000 issues in a timely manner, such matters could have a material impact on the Company's results of operations. Specifically, the lack of Year 2000 readiness by raw material/packaging suppliers could impact the availability and expected cost of raw materials and, therefore, production.

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

                              CAUTIONARY STATEMENTS

Included in this report are several forward-looking management comments and other statements that reflect management's current outlook for future periods. As always, these expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans, and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are lower-than-expected net pricing resulting from marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, an inability to meet projections for performance in newly acquired territories, unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 noncompliance by customers and/or suppliers, unexpected costs associated with conversion to the common European currency, and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 28 of the Company's Annual Report for the fiscal year ended December 31, 1997.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In August 1998, Coca-Cola Bottling Company of Memphis, Tenn. (CCBC Memphis), a subsidiary of the Company, received notice from the Environmental Protection Agency (EPA) naming it as a potentially responsible party (PRP) at Gurley Pit Superfund site in Edmondton, Arkansas. The Gurley Pit site was operated as a waste disposal facility from 1970 to 1976. The EPA has already cleaned up the site at a cost of approximately $10 million, and it now seeks to recover these costs from PRPs. CCBC Memphis cannot yet determine whether it will incur liability at this site and, if so, whether such liability would be material.

ITEM 2.  CHANGES IN SECURITIES

On August 6, 1998 the Company issued 392,464 shares of the Company's Convertible Preferred Stock - Great Plains Series, with an aggregate stated value of $39,246,400, in connection with the acquisition by the Company of Great Plains Bottlers & Canners, Inc. The aggregate value of the transaction was $44,000,000, in the form of preferred stock, cash, assumed debt, and transaction costs. The transaction was exempt from registration pursuant to Regulation D under the Securities Act of 1933, as amended. This preferred stock is convertible at any time at the option of any holder upon two days' prior written notice. All preferred stock not already converted will be converted on August 7, 2003. Upon conversion, each share of preferred stock will be converted into that number of shares of the Company's Common Stock which is equal to (i) the stated value of $100 per share plus an amount equal to all dividends accrued and unpaid thereon to the date of conversion (whether or not declared), divided by (ii) the Conversion Date Price. The Conversion Date Price means the average of the closing sales price per share of the Company's Common Stock on the New York Stock Exchange composite tape for the ten consecutive trading days immediately prior to the second trading day prior to the conversion date.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):


 Exhibit                                              Incorporated by Reference
 Number                   Description                      or Filed Herewith
--------     -----------------------------------     ---------------------------
   12         Statements regarding computations       filed herewith
              of ratios

   27         Financial Data Schedule (for SEC        filed herewith
              use only)

(b) Reports on Form 8-K:

During second-quarter 1998, the Company filed the following current reports on Form 8-K:


 Date of Report                              Description
-------------------  -----------------------------------------------------------
 July 21, 1998        Condensed   Consolidated  Statements  of  Operations  and
                      Balance  Sheet (unaudited) of the Company, filed July 23,
                      1998, reporting results of operations and financial position for the second quarter of 1998.

 September 8, 1998    Terms  agreement,  filed  September 21, 1998, relating to
                      the  offer and sale of the Company's 6.75% Debentures due
                      2028.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COCA-COLA ENTERPRISES INC.
                                    (Registrant)




Date:  November 6, 1998             /s/ John R. Alm
                                    -------------------------------
                                    John R. Alm
                                    Executive Vice President and
                                       Chief Financial Officer


Date:  November 6, 1998             /s/ O. Michael Whigham
                                    -------------------------------
                                    O. Michael Whigham
                                    Vice President, Controller and
                                       Principal Accounting Officer