Form 10-K
period 1998-12-31
COCA COLA ENTERPRISES INC
filed 1999-03-25
CIK 804055

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

  Yes  X       No
      ----         ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by nonaffiliates of the registrant as of February 26, 1999 was $6,439,733,491.

     There were 423,388,553 shares of Common Stock outstanding as of February 26, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to Share Owners for the year ended December 31, 1998, are incorporated by reference in Parts II and IV.

     Portions of the registrant's Proxy Statement for the Annual Meeting of Share Owners to be held on April 23, 1999 are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I
           ITEM 1.     BUSINESS....................................................    1
                       Introduction................................................    1
                       Relationship With The Coca-Cola Company.....................    1
                       Bottler Acquisitions Since December 31, 1997................    2
                       Territories.................................................    3
                       Products....................................................    4
                       Marketing...................................................    5
                       Raw Materials...............................................    5
                       North American Beverage Agreements..........................    6
                       European Beverage Agreements................................   11
                       Competition.................................................   13
                       Employees...................................................   13
                       Governmental Regulation.....................................   13
                       Financial Information On Industry Segments And Geographic
                              Areas................................................   16
           ITEM 2.     PROPERTIES..................................................   16
           ITEM 3.     LEGAL PROCEEDINGS...........................................   16
           ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   17
           ITEM 4(A).  EXECUTIVE OFFICERS OF THE COMPANY...........................   18
PART II
           ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                         STOCKHOLDER MATTERS.......................................   20
           ITEM 6.     SELECTED FINANCIAL DATA.....................................   20
           ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS.................................   20
           ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                         RISKS.....................................................   20
           ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   21
           ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                         AND FINANCIAL DISCLOSURE..................................   21
PART III
           ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   21
           ITEM 11.    EXECUTIVE COMPENSATION......................................   21
           ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT................................................   21
           ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   22
PART IV
           ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                         8-K.......................................................   22

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     The Company is the world's largest marketer, distributor, and producer of bottled and canned beverages of The Coca-Cola Company.

     The Company was incorporated in 1944 under the laws of Delaware as a wholly owned subsidiary of The Coca-Cola Company and became a public company in 1986. At January 29, 1999, The Coca-Cola Company owned approximately 40% of the Company's common stock.

     The Company's bottling territories in North America and in Europe contain approximately 353 million people. The Company estimates that it sold approximately 3.8 billion equivalent cases (192 ounces of finished beverage product) within its territories during 1998. About 90% of this volume consisted of beverages produced and sold under licenses from The Coca-Cola Company.

     The Company's Coca-Cola bottling rights within the United States are perpetual; elsewhere, bottling rights have stated expiration dates. (See "North American Beverage Agreements" and "European Beverage Agreements.")

     References in this report to the "Company" include Coca-Cola Enterprises Inc., and its subsidiaries and divisions, unless the context requires otherwise. Population and sales data include bottling franchises acquired through January 31, 1999 as if they had been acquired January 1, 1998.

RELATIONSHIP WITH THE COCA-COLA COMPANY

     The Coca-Cola Company is the Company's largest share owner. Four directors of the Company are executive officers or former executive officers of The Coca-Cola Company.

     The Company and The Coca-Cola Company are parties to a number of significant transactions and agreements incident to their respective businesses and may enter into additional material transactions and agreements in the future.

     The Company conducts its business primarily under agreements with The Coca-Cola Company. These agreements give the Company the exclusive right to market, distribute, and produce beverage products of The Coca-Cola Company in authorized containers in specified territories. These agreements provide The Coca-Cola Company with the ability, in its sole discretion, to establish prices, terms of payment, and other terms and conditions for the purchase of concentrates and syrups from The Coca-Cola Company. See "North American Beverage Agreements" and "European Beverage Agreements" below. Other significant transactions and agreements include acquisitions of bottling territories, arrangements for cooperative marketing, advertising expenditures, purchases of sweeteners, and strategic marketing initiatives.

     Since 1979, The Coca-Cola Company has assisted in the transfer of ownership or financial restructuring of a majority of its United States bottler operations and has assisted in similar transfers of bottlers operating outside the United States. Certain bottlers and interests therein have been acquired by The Coca-Cola Company, and certain of those have been sold to bottlers, including the Company, which are believed by management of The Coca-Cola Company to be the best suited to manage and develop these acquired operations. The Coca-Cola Company has advised the Company that it may continue this reorganization of its bottler system. See "Bottler Acquisitions Since December 31, 1997" below and "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola Company" in the Company's Proxy Statement for the Annual Meeting of Share Owners to be held April 23, 1999 (the "Company's 1999 Proxy Statement"); this information is incorporated by reference into Item 13 of this report.

BOTTLER ACQUISITIONS SINCE DECEMBER 31, 1997

Soutirages Luxembourgeois -- January 1, 1998.

     Operating in Luxembourg

The Coca-Cola Bottling Group (Southwest), Inc. and Texas Bottling Group, Inc. -- June 5, 1998.

     Operating in Texas, Oklahoma, New Mexico, Colorado, and Kansas

The Coca-Cola Bottling Company of Bellingham -- June 12, 1998.

     Operating in Washington State

Great Plains Bottlers and Canners, Inc. -- August 6, 1998.

     Operating in Kansas, Nebraska, and South Dakota

Soo Coca-Cola Bottling, Inc. -- December 10, 1998.

     Operating in the Upper Peninsula of Michigan

Magnolia Coca-Cola Bottling Company, The Coca-Cola Bottling Company of San Angelo, The Coca-Cola Bottling Co. of Tucson, and Las Cruces Coca-Cola Bottling Co. (NSL) (the Wolslager bottling group) -- December 31, 1998.

     Operating in Texas, New Mexico, and Arizona

Cameron Coca-Cola Bottling Company, Inc. -- January 1, 1999.

     Operating in Pittsburgh, Pennsylvania, Ohio, and West Virginia

Bryan Coca-Cola Bottling Company -- January 5, 1999.

     Operating in East Texas

The Coca-Cola, Dr Pepper Bottling Company of Albuquerque -- January 6, 1999.

     Operating in New Mexico and Arizona

Nacogdoches Coca-Cola Bottling Company and Sulphur Springs Coca-Cola Bottling Company (the Ashcroft bottlers) -- January 7, 1999.

     Operating in East Texas

Montgomery Coca-Cola Bottling Company, Inc. -- January 13, 1999.

     Operating in Montgomery and southern Alabama

Perryton Coca-Cola Bottling Company, Inc. -- March 2, 1999.

     Operating in West Texas and Oklahoma

     The total cost of all of the Company's acquisitions since reorganization in 1986 is approximately $13 billion, including assumed and issued debt where applicable. The Company intends to acquire only bottling businesses offering the Company the ability to produce long-term share-owner value.

TERRITORIES

     The Company's bottling territories in North America are located in 46 states of the United States, the District of Columbia, and all ten provinces of Canada. At December 31, 1998, these territories contained approximately 216 million people, representing approximately 69% of the population of the United States and 94% of the population of Canada.
                              (NORTH AMERICA MAP)

     The Company's bottling territories in Europe consist of Great Britain, Belgium, Luxembourg, the Netherlands, and most of France. The aggregate population of these territories was approximately 137 million people at December 31, 1998.
                                 (EUROPEAN MAP)

PRODUCTS

     Within its North American territories the Company markets, distributes, and produces beverage products of The Coca-Cola Company or its subsidiaries; these products include Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Sprite, diet Sprite, Cherry Coke, diet Cherry Coke, Barq's, Citra, Fanta, Fresca, Fruitopia, Hi-C fruit drinks, Mello Yello, Minute Maid and diet Minute Maid soft drinks, Minute Maid juices, Mr. PiBB, POWERaDE, SURGE, and TAB. Substantially all of the beverages bearing the trademark "Coca-Cola" or "Coke" (the "Coca-Cola Trademark Beverages") are available throughout the Company's North American territories.

     Additionally, the Company markets, distributes, and produces (or obtains from authorized producers) Nestea products, under license from Coca-Cola Nestle Refreshments Company, USA, and various noncola beverage products under the trademarks of companies other than The Coca-Cola Company. Other products marketed and distributed by the Company in select North American markets include: Canada Dry, Dr Pepper, Diet Dr Pepper, Evian, Mendota Springs, NAYA, Nestea, Cool from Nestea, diet Nestea, Schweppes, Seagrams, and Squirt.

     Major products of The Coca-Cola Company and other companies marketed and distributed by the Company in its European territories include Aquarius, Buxton Mineral Water, caffeine free Coca-Cola, caffeine free Coca-Cola light, Canada Dry, Capri Sun, Cherry Coke, Coca-Cola, Coca-Cola light, caffeine free diet Coke, diet Coke, Dr Pepper, Fanta, Five Alive, Kia-Ora, Lilt, Malvern Waters, Minute Maid juices, Nestea, Oasis, Perrier Mineral Water, Schweppes, Sprite, Sprite light, and Vittel Water.

     The Coca-Cola Company and other companies manufacture syrups and concentrates, and in some cases the finished product, for sale to bottlers and (in some territories) to fountain wholesalers. The Company's bottling and canning operations first combine the syrup or concentrate with sweetener and carbonated water then package the finished product in authorized containers for sale and direct store delivery to wholesalers and/or retailers, depending on the territory. See "Marketing" and "Raw Materials" below.

     Approximately 75% of the Company's North American equivalent case sales in 1998 (excluding post-mix) represented caloric products and the balance represented low-calorie products. "Post-mix" (sometimes called fountain syrup) is syrup which is mixed with water and carbon dioxide at the time it is being dispensed into open containers, such as cups, for immediate consumption.

MARKETING

     The Company sells its products in a variety of packages authorized by The Coca-Cola Company and other companies. In 1998, domestic and international equivalent case sales of the Company, excluding post-mix syrup sales, were packaged approximately 48% in cans, 48% in other nonrefillable packaging, and 4% in refillable and pre-mix containers. Post-mix syrup accounted for approximately 13% of the Company's equivalent case sales in 1998.

     The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca-Cola Company and the other beverage companies that supply concentrates, syrups, and finished products to the Company make substantial advertising expenditures in all major media to promote sales in the local areas served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to continue to provide marketing support in 1999, it is not obligated to do so under either the domestic or international beverage agreements, except as otherwise specifically committed and such support in 1999 might not be at the level provided in 1998. See "North American Beverage Agreements" and "European Beverage Agreements" below.

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

     High fructose corn syrup is the principal sweetener used by the Company in the United States and Canada for beverage products, other than low-calorie products, of The Coca-Cola Company, although sugar is being used as a sweetener in Western Canada during 1999. The Company and The Coca-Cola Company have entered into arrangements for the purchase by the Company from The Coca-Cola Company of substantially all of the Company's 1998-2002 requirements for sweeteners in the United States. See "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola Company -- Sweetener Requirements Agreement" in the Company's 1999 Proxy Statement, which information is incorporated by reference into Item 13 of this report. In Europe, the principal sweetener is sugar from sugar beets, purchased from multiple suppliers. The Company does not separately purchase low-calorie sweeteners because sweeteners for low-calorie beverage products of The Coca-Cola Company are contained in the syrup or concentrate purchased by the Company from The Coca-Cola Company.

     The Company currently purchases its requirements for plastic bottles in the United States from manufacturers jointly owned by it and other Coca-Cola bottlers. Management of the Company believes that ownership interests in certain suppliers and the self-manufacture of certain packages serve to reduce or manage costs. In Canada, a merchant supplier is used. In Europe, the Company produces most of its plastic bottle requirements using preforms purchased from various merchant suppliers.

     There are no materials or supplies used by the Company which are currently in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls, or national emergencies.

NORTH AMERICAN BEVERAGE AGREEMENTS

Domestic Cola and Allied Beverage Agreements in the United States with The Coca-Cola Company

     The Company purchases concentrate and syrup from The Coca-Cola Company and produces, markets, and distributes its principal liquid nonalcoholic refreshment products within the United States under two basic forms of beverage agreements with The Coca-Cola Company: beverage agreements that cover the Coca-Cola Trademark Beverages (the "Cola Beverage Agreements") and beverage agreements that cover other carbonated and some noncarbonated beverages of The Coca-Cola Company (the "Allied Beverages" and "Allied Beverage Agreements") (referred to collectively in this report as the "Domestic Cola and Allied Beverage Agreements"). See "Introduction" and "Products" above. The Company and each of its bottling company subsidiaries are parties to one or more separate Cola Beverage Agreements and to various Allied Beverage Agreements. In this section, unless the context indicates otherwise, a reference to the Company refers to the legal entity in the United States that is a party to the beverage agreements with The Coca-Cola Company.

     Pricing. Pursuant to the Domestic Cola and Allied Beverage Agreements, The Coca-Cola Company establishes the prices charged to the Company for concentrates and syrups for Coca-Cola Trademark Beverages and Allied Beverages. The Company expects that net prices charged by The Coca-Cola Company in 1999 for syrup and concentrates will increase approximately 3.0% above 1998 prices. The Coca-Cola Company has no rights under the Domestic Cola and Allied Beverage Agreements to establish the resale prices at which the Company sells its products.

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

Allied Beverage Agreements in the United States with The Coca-Cola Company

     The Allied Beverages are beverages of The Coca-Cola Company, its subsidiaries, and joint ventures that are either carbonated beverages but not Coca-Cola Trademark Beverages or are certain noncarbonated beverages, such as Hi-C fruit drinks, cold-fill Fruitopia, and Cool from Nestea. The Allied Beverage Agreements contain provisions that are similar to those of the Cola Beverage Agreements with respect to pricing, transshipping, authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Cola Beverage Agreements.

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

Noncarbonated Beverage Agreements in the United States with The Coca-Cola
Company

     The Company purchases certain noncarbonated beverages such as isotonics, teas, and juice drinks in finished form from The Coca-Cola Company, or its designees and joint ventures, pursuant to the terms of marketing and distribution agreements (the "Noncarbonated Beverage Agreements"). The Noncarbonated Beverage Agreements contain provisions that are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences therefrom.

     Exclusivity. Unlike the Cola Beverage Agreements, which grant the Company exclusivity in the distribution of the covered beverages in the territory, the Noncarbonated Beverage Agreements grant exclusivity but permit The Coca-Cola Company to test market the noncarbonated beverage products in the territory, subject to the Company's right of first refusal to do so, and to sell the noncarbonated beverages to commissaries for delivery to retail outlets in the territory where noncarbonated beverages are consumed on-premise, such as restaurants. The Coca-Cola Company must pay the Company certain fees for lost volume, delivery, and taxes in the event of such commissary sales. Also, under the Noncarbonated Beverage Agreements, the Company may not sell other beverages in the same product category.

     Pricing. The Coca-Cola Company, in its sole discretion, establishes the pricing the Company must pay for the noncarbonated beverages but has agreed, under certain circumstances, to give the Company the benefit of more favorable pricing if such pricing offered to other Coca-Cola bottlers.

     Term. Each of the Noncarbonated Beverage Agreements has a term of ten years and is renewable by the Company for an additional ten years at the end of each term. The initial term for most of the Noncarbonated Beverage Agreements for POWERaDE will expire in 2004, and for Nestea and Minute Maid juices and juice drinks will expire in 2007.

Marketing and Other Support in the United States from The Coca-Cola Company

     The Coca-Cola Company has no obligation under the Domestic Cola and Allied Beverage Agreements and Noncarbonated Beverage Agreements to participate with the Company in expenditures for advertising, marketing and other support, but it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company. The Coca-Cola Company has provided support in 1998 but is under no obligation to continue past levels of funding, and 1999 funding could be less than that provided in 1998.

Post-Mix Sales and Marketing Agreements in the United States with The Coca-Cola Company

     In the past the Company has sold and delivered the post-mix products of The Coca-Cola Company pursuant to one-year post-mix distributorship appointments; in 1998, the Company signed a five-year distributorship appointment ending on December 31, 2002. The appointment is terminable by either party without cause upon ten days' written notice. In 1998, the Company sold and/or delivered such post-mix products in all of its major territories in the United States. Under the terms of the appointment, the Company is authorized to distribute such syrups to retailers for dispensing to consumers within the United States. Unlike the Domestic Cola and Allied Beverage Agreements, there is no exclusive territory, and the Company faces competition not only from sellers of other post-mix syrups but from other sellers of post-mix syrups of The Coca-Cola Company (including The Coca-Cola Company). Depending on the territory, the Company is involved in the sale, distribution, and marketing of post-mix syrups in differing degrees. In some territories, the Company sells syrup on its own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, the Company is responsible for marketing post-mix syrup to certain segments of the business. See "Certain Relationships and Related Transactions -- Agreements and Transactions with The Coca-Cola
Company -- Sales of Syrups, Bottle and Can Products and Agency Billing and Delivery Arrangements" in the Company's 1999 Proxy Statement; this information is incorporated by reference into Item 13 of this report.

Beverage Agreements in the United States with Other Licensors

     The beverage agreements in the United States between the Company and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the Domestic Cola and Allied Beverage Agreements as to trade names, approved bottles, cans and labels, sale of imitations, and causes for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit the Company from dealing in products with similar flavors in certain territories. The agreements with subsidiaries of Cadbury Schweppes plc, which represented in 1998 approximately 7% of the beverages sold by the Company in the United States and the Caribbean, provide that the parties will give each other at least one year's notice prior to terminating the agreement for any brand, and pay certain fees in some circumstances. Also, the Company agreed that it would not cease distributing Dr Pepper brand products prior to December 31, 2005 or Canada Dry, Schweppes, or Squirt brand products prior to December 31,

2001. The termination provisions for Dr Pepper renew for five-year periods; those for the other Cadbury brands renew for three-year periods.

Canadian Beverage Agreements with The Coca-Cola Company

     Coca-Cola Bottling Ltd., the Company's bottler in Canada, sells, distributes, and produces Coca-Cola Trademark Beverages, Allied Beverages, and noncarbonated beverages of The Coca-Cola Company and Coca-Cola Ltd., an affiliate of The Coca-Cola Company ("Coca-Cola Beverage Products") in its territories pursuant to license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company ("Canadian Beverage Agreements"). The Canadian Beverage Agreements are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transshipping, transfer restrictions, termination, and related matters but have certain significant differences therefrom.

     Exclusivity. The Canadian Beverage Agreement for Coca-Cola Trademark Beverages gives Coca-Cola Bottling Ltd. the exclusive right to distribute Coca-Cola Trademark Beverages in its territories in bottles authorized by Coca-Cola Ltd. Coca-Cola Bottling Ltd. also is authorized on a nonexclusive basis to sell, distribute, and produce canned, pre-mix and post-mix Coca-Cola Trademark Beverages in such territories. At present, there are no other authorized producers or distributors of canned, pre-mix, or post-mix Coca-Cola Trademark Beverages in Coca-Cola Bottling Ltd.'s territories, and Coca-Cola Bottling Ltd. has been advised by Coca-Cola Ltd. that there are no present intentions to authorize any such producers or distributors in the future. In general, the Canadian Beverage Agreement for Coca-Cola Trademark Beverages prohibits Coca-Cola Bottling Ltd. from producing or distributing beverages other than the Coca-Cola Trademark Beverages unless Coca-Cola Ltd. has given Coca-Cola Bottling Ltd. notice that it approves the production and distribution of such beverages.

     Pricing. An affiliate of The Coca-Cola Company supplies the concentrates for the Coca-Cola Trademark Beverages and may establish and revise at any time the price of concentrates, the payment terms, and the other terms and conditions under which Coca-Cola Bottling Ltd. purchases concentrates for the Coca-Cola Trademark Beverages. The Company expects that net prices charged in 1999 for concentrates will increase approximately 3.0% above 1998 prices. Unlike other beverage agreements in other parts of the world, Coca-Cola Ltd. may, in its sole discretion, establish maximum prices at which the Coca-Cola Trademark Beverages may be sold by Coca-Cola Bottling Ltd. to its retailers. Coca-Cola Ltd. may also establish maximum retail prices for such beverages, and Coca-Cola Bottling Ltd. is required to use its best efforts to maintain such maximum retail prices. Coca-Cola Bottling Ltd. may not require a deposit on any container used by it for the sale of the Coca-Cola Trademark Beverages unless it is required by law or approved by Coca-Cola Ltd. and, if a deposit is required, such deposit may not exceed the greater of the minimum deposit required by law or the deposit approved by Coca-Cola Ltd.

     Term. The Canadian Beverage Agreements for Coca-Cola Trademark Beverages expire on July 28, 2007, with provisions to renew for two additional terms of ten years each, provided generally that Coca-Cola Bottling Ltd. has complied with and continues to be capable of complying with their provisions. Coca-Cola Bottling Ltd.'s authorizations to sell, distribute, and produce pre-mix and post-mix Coca-Cola Trademark Beverages may be terminated by either party on ninety days' notice.

     Marketing and Other Support. Coca-Cola Ltd. has no obligation under the Canadian Beverage Agreements to participate with Coca-Cola Bottling Ltd. in expenditures for advertising, marketing and other support. However, it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the

Company. Coca-Cola Ltd. has provided support in 1998 but is under no obligation to continue past levels of funding, and 1999 funding could be less than provided in 1998.

     Other Coca-Cola Beverage Products. The license agreements and arrangements of Coca-Cola Bottling Ltd. with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company, for the Coca-Cola Beverage Products other than Coca-Cola Trademark Beverages are on terms generally similar to those contained in the license agreement for the Coca-Cola Trademark Beverages.

Beverage Agreements in Canada with Other Licensors

     Coca-Cola Bottling Ltd. has several license agreements and arrangements with other licensors, including license agreements with subsidiaries of Cadbury Schweppes plc having terms expiring in July 2002 and December 2036, each being renewable for successive five-year terms until terminated by either party. These beverage agreements generally give Coca-Cola Bottling Ltd. the exclusive right to produce and distribute authorized beverages in authorized packaging in specified territories. These beverage agreements also generally provide flexible pricing for the licensors, and in many instances, prohibit Coca-Cola Bottling Ltd. from dealing in beverages confusing with, or imitative of, the authorized beverages. These agreements contain restrictions generally similar to those in the Canadian Beverage Agreements regarding the use of trademarks, approved bottles, cans and labels, sales of imitations, and causes for termination. On December 11, 1998, The Coca-Cola Company announced that it was buying the beverage brands of Cadbury Schweppes plc in various countries, including Canada. This transaction is subject to regulatory review in a number of countries and certain other approvals; it is expected to be closed in mid-1999.

EUROPEAN BEVERAGE AGREEMENTS

European Beverage Agreements with The Coca-Cola Company

     The Company's bottlers in the Netherlands, Belgium, and France (collectively the "Company Continental Bottlers") and the Company's bottlers in Great Britain and Luxembourg (which together with the Company Continental Bottlers are collectively called the "Company European Bottlers"), operate in their respective territories under agreements with The Coca-Cola Company and The Coca-Cola Export Corporation, dated July 26, 1996 for the Company Continental Bottlers, February 10, 1997 for the British bottler, and January 30, 1998 for the Luxembourg bottler (the "European Beverage Agreements"); these agreements have certain significant differences from the beverage agreements described above. The Company believes that the European Beverage Agreements are substantially similar to other agreements between The Coca-Cola Company and other European bottlers of Coca-Cola Trademark Beverages and Allied Beverages.

     Exclusivity. Subject to the European Supplemental Agreement, described below in this report, and certain minor exceptions, the Company European Bottlers have the exclusive rights granted by The Coca-Cola Company in their territories to sell the beverages covered by their respective European Beverage Agreements in glass bottles, plastic bottles, and/or cans. The covered beverages include Coca-Cola Trademark Beverages, Allied Beverages, noncarbonated beverages, and certain beverages not sold in the United States. See "Products" above. The Coca-Cola Company has retained the rights, under certain circumstances, to produce and sell, or authorize third parties to produce and sell, the beverages in any other manner or form within the territories. The Coca-Cola Company has further granted certain Company European Bottlers a nonexclusive authorization to package and sell post-mix and/or pre-mix beverages in their territories.

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

     Pricing. The European Beverage Agreements provide that the sales of beverage base and other goods to the Company European Bottlers are at prices which are set from time to time by The Coca-Cola Company. The Company expects that net prices charged in 1999 by The Coca-Cola Company for syrup, concentrate, and other goods will increase approximately 4.3% over 1998 prices.

     Term and Termination. The European Beverage Agreements expire July 26, 2006 for the Company Continental Bottlers, February 10, 2007 for the British bottler, and January 30, 2008 for the Luxembourg bottler, unless terminated earlier as provided therein. If the European Bottlers have fully complied with the agreements during the initial term, are "capable of the continued promotion, development, and exploitation of the full potential of the business", and request an extension of the agreement, an additional ten-year term may be granted at the sole discretion of The Coca-Cola Company. The Coca-Cola Company is given the right to terminate the European Beverage Agreements before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of the Company European Bottlers or the occurrence of a default under the European Beverage Agreements which is not remedied within 60 days of notice of the default being given by The Coca-Cola Company. The European Beverage Agreements may be terminated by either party in the event foreign exchange is unavailable or local laws prevent performance. The post-mix and pre-mix authorizations are terminable by either party with 90 days' prior notice.

European Supplemental Agreement with The Coca-Cola Company

     In addition to the European Beverage Agreements described above, the Company European Bottlers, The Coca-Cola Company, and The Coca-Cola Export Corporation are parties to a supplemental agreement (the "European Supplemental Agreement") with regard to the Company European Bottlers' rights pursuant to the European Beverage Agreements. The European Supplemental Agreement permits the Company European Bottlers to prepare, package, distribute, and sell the beverages covered by any of the Company European Bottlers' European Beverage Agreements in any other territory of another Company European Bottler, provided that the Company and The Coca-Cola Company shall have reached agreement upon a business plan for such beverages. The European Supplemental Agreement may be terminated, either in whole or in part by territory, by The Coca-Cola Company at any time with 90 days' prior written notice.

Marketing and Other Support in Europe from The Coca-Cola Company

     The Coca-Cola Company has no obligation under the European Beverage Agreements to participate with the Company in expenditures for advertising, marketing and other support, but it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company. The Coca-Cola Company has provided support in 1998 but is under no obligation to continue past levels of funding, and 1999 funding could be less than that provided in 1998.

Beverage Agreements in Europe with Other Licensors

     The beverage agreements between the Company and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit the Company from dealing in products with similar flavors. Those agreements contain restrictions generally similar in effect to those in the European Beverage Agreements as to trade names, approved bottles, cans and labels, sale of imitations, planning, and causes for termination. As a condition to Cadbury Schweppes plc's sale of its 51% interest in the British bottler to the Company in February 1997, the Company entered into agreements concerning certain aspects of the Cadbury Schweppes products distributed by the British bottler. These agreements impose obligations upon the Company with respect to the marketing, sale, and distribution of Cadbury Schweppes products within the British bottler's territory. These agreements further require the British bottler to achieve certain agreed growth rates for Cadbury Schweppes brands and grant certain rights and remedies to Cadbury Schweppes if these rates are not met. These agreements also place some limitations upon the British bottler's ability to discontinue Cadbury Schweppes brands, and recognize the exclusivity of certain Cadbury Schweppes brands in their respective flavor categories. The British bottler is given the first right to any new Cadbury Schweppes brands introduced in the territory. These agreements run through 2012 and are automatically renewed for a ten-year term thereafter unless terminated by either party. On December 11, 1998, The Coca-Cola Company announced that it was buying beverage brands of Cadbury Schweppes plc in various countries, including all countries in which the Company European Bottlers operate except for France. This transaction is subject to regulatory review in a number of countries and certain other approvals; it is expected to be closed in mid-1999.

COMPETITION

     The liquid nonalcoholic refreshment business is highly competitive. Competition exists among all beverages, including soft drinks, isotonics, tea, tea drinks, juices, juice drinks, coffee, coffee drinks, water, beer, wine, wine coolers, milk and milk drinks, and bottled waters. Competitors in this business include bottlers and distributors of beverages marketed and advertised at international, national, regional, and local levels, as well as chain store and private label beverages. Information on sales in the liquid nonalcoholic refreshment business is not readily available.

     Brand recognition and pricing are significant factors affecting the Company's competitive position, but the consumer and customer goodwill associated with the trademarks of its products is the most favorable factor for the Company. Other competitive factors among beverage distributors include marketing, distribution methods, service to the trade, and the management of sales promotion activities. Vending machine sales, packaging changes, and relationships with fountain customers are also competitive factors. The introductions of new products and packages have been major competitive elements in the liquid nonalcoholic refreshment industry.

EMPLOYEES

     At January 31, 1999, the Company had approximately 66,000 employees, approximately 9,000 of whom were in Europe. The Company is a party to 151 collective bargaining agreements covering approximately 15,300 of its North American employees. These collective bargaining agreements expire at various dates through 2004. The Company has no reason to believe that it will be unable to renegotiate any of these agreements on satisfactory terms. Management of the Company believes that the Company's relations with its employees are generally good.

GOVERNMENTAL REGULATION

Packaging

     Anti-litter measures have been enacted in the United States in California, Connecticut, Delaware, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, Vermont, and the City of

Columbia, Missouri, some of which prohibit the sale of certain beverages, whether in refillable or nonrefillable containers, unless a deposit is charged by the retailer for the container. The retailer or redemption center refunds all or some of the deposit to the customer upon the return of the container. The containers are then returned to the bottler, which, in most jurisdictions, must pay the refund and, in certain others, must also pay a handling fee. In California, a levy is imposed on beverage containers to fund a waste recovery system. In the past, similar legislation has been proposed but not adopted elsewhere, although the Company anticipates that additional jurisdictions may enact such laws. Massachusetts requires the creation of a deposit transaction fund by bottlers and the payment to the state of balances in that fund that exceed three months of deposits received, net of deposits repaid to customers and interest earned. Michigan also has a statute requiring bottlers to pay to the state unclaimed container deposits.

     In Canada, soft drink containers are subject to waste management measures in each of the ten provinces. Seven provinces have forced deposit schemes, of which three have half-back deposit systems whereby a deposit is collected from the consumer and one-half of the deposit amount is returned upon redemption. In Manitoba a levy is imposed on beverage containers to fund a multi-material recovery system. Prince Edward Island requires all soft drink beverages to be sold in refillable containers. Regulations in Ontario, which are currently not being enforced by the government, require that sales by a bottler of soft drink beverages in refillable containers must meet a minimum percentage of total sales of soft drink beverages by such bottler in refillable and nonrefillable containers within that bottler's sales areas. It is acknowledged that there is widespread industry noncompliance with such regulations.

     The European Commission has issued a packaging and packing waste directive which is in the process of being incorporated into the national legislation of the member states. This will result in targets being set for the recovery and recycling of household, commercial, and industrial packaging waste and impose substantial responsibilities upon bottlers and retailers for implementation.

     The Company has taken actions to mitigate the adverse effects resulting from legislation concerning deposits, restrictive packaging, and escheat of unclaimed deposits which impose additional costs on the Company. The Company is unable to quantify the impact on current and future operations which may result from such legislation if enacted or enforced in the future, but the impact of any such legislation could be significant if widely enacted or enforced.

Excise and Value Added Taxes

     Excise taxes on sales of soft drinks have been in place in various states in the United States for several years. The states in which the Company operates that currently impose such taxes are Arkansas, North Carolina, Tennessee, Washington, and West Virginia. In addition, the state of Hawaii has imposed a special tax on glass containers. To the knowledge of management of the Company, no similar legislation has been enacted in any other markets served by the Company. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in nonrefillable containers as a means of encouraging the use of refillable containers. However, the Company's management is unable to predict whether such additional legislation will be adopted.

     Value added tax on soft drinks ranges from 3% to 21% within the Company's bottling territories in Canada and the European Community. In addition, excise taxes on sales of soft drinks are in place in Belgium, France, and the Netherlands. The existence and level of this indirect taxation on the sale of soft drinks is now a matter of legal and public debate given the need for further tax harmonization within the European Community.

California Legislation

     A California law requires that any person who exposes another to a carcinogen or a reproductive toxicant must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. The Company has assessed the impact of the law and its implementing regulations on the Company's beverage products and has concluded that none of the Company's products currently requires a warning under the law. The Company cannot predict whether or to what extent food industry efforts to minimize the law's impact on food products will succeed, nor can the Company predict what impact, either in terms of direct costs or diminished sales, that imposition of the law may have.

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

     Several underground fuel storage tanks used by the Company may be found to be in noncompliance with applicable federal and state requirements for the continued maintenance and use of such tanks. The Company has adopted a plan for the testing, removal, replacement, and repair, if necessary, of underground fuel storage tanks at Company bottlers in North America; this includes any necessary remediation of tank sites and the abatement of the discharge of pollutants. The Company's plan extends to the upgrade of wastewater handling facilities, and the remediation of friable asbestos. The Company spent approximately $6 million in 1998 pursuant to this plan, and the Company estimates it will spend approximately $11 million in 1999 and $9.8 million in 2000 pursuant to this plan. In the opinion of management of the Company, any liabilities associated with the items covered by such plan will not have a materially adverse effect on the financial condition or results of operations of the Company.

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

     The Treaty of Rome, which established the European Community, precludes restrictions of the free movement of goods within the member states. As a result, unlike the Company's Domestic Cola and Allied Beverage Agreements, the European Beverage Agreements grant exclusive bottling territories to the Company subject to the exception that other European Union and/or European Economic Area suppliers of the beverages produced by the Company can, in response to unsolicited orders, sell such products in the Company's European Community territories. See "European Beverage Agreements."

Miscellaneous Regulations

     The production, distribution, and sale of many of the Company's products are subject to the Federal Food, Drug, and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various federal, state, provincial, and local environmental statutes and regulations; and various other federal, state, provincial, and local statutes in the United States, Canada, and Europe regulating the production, packaging, sale, safety, advertising, labeling, and ingredients of such products.

FINANCIAL INFORMATION ON INDUSTRY SEGMENTS AND GEOGRAPHIC AREAS

     For financial information on industry segments and operations in geographic areas, see Note 16 to the Company's Consolidated Financial Statements, found on page 43 of the Company's Annual Report to Share Owners for the year ended December 31, 1998, which is incorporated into this report by reference.

ITEM 2.  PROPERTIES

     The principal properties of the Company include the executive offices, production facilities, distribution facilities, administrative offices, and service centers. At January 31, 1999, the Company operated 74 beverage production facilities, 27 of which are solely production facilities and 47 of which are combination production/distribution facilities, and also operated 370 principal distribution facilities. The Company owns 70 of its production facilities and 281 of its principal distribution facilities, and leases the others. In the aggregate, the Company's owned and leased facilities cover approximately 39 million square feet. Management of the Company believes that its production and distribution facilities are generally sufficient to meet present operating needs.

     One of the facilities owned by the Company is subject to a lien to secure indebtedness in an aggregate principal amount of approximately $2 million at December 31, 1998. Excluding expenditures for bottler acquisitions, the Company's capital expenditures in 1998 were approximately $1.6 billion.

     At January 31, 1999, the Company owned and operated approximately 47,000 vehicles of all types used in the sale, production, and distribution of its products and over 1.9 million coolers, beverage dispensers, and vending machines.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and several of its bottling subsidiaries or divisions in the United States have been named as potentially responsible parties ("PRPs") at several federal and state "Superfund" sites. In 1987, BCI Coca-Cola Bottling Company of Los Angeles ("CCBCLA") was named by the Environmental Protection Agency ("EPA") as a PRP at the Operating Industries, Inc. ("OII") site at Monterey Park, California. As of 1991, CCBCLA had contributed approximately $300,000 toward the remediation efforts. After 1991, CCBCLA had no further communications from the EPA until October 1997 when CCBCLA received notice from the EPA that a "Final Remedy" for the site had been chosen with an estimated cost (in addition to what had already been spent) of approximately $217 million (including an estimated $52 million for EPA's past and future oversight costs), and which is expected to take 30 years to complete. There are approximately 280 PRPs at this site. CCBCLA's monetary participation in prior remediation activities at the OII site was based upon its allocated percentage of volume of waste contributed to the site, which was 0.075%. Based upon this percentage and the estimated costs, CCBCLA's share of the Final Remedy would be about $162,750. In 1992, Florida Coca-Cola Bottling Company ("Florida CCBC") was named as a PRP at the Peak Oil site in Tampa, Florida, formerly the location of a refiner of used motor oil. Following an internal investigation and lengthy negotiations with the PRP Group, Florida CCBC agreed to accept liability for approximately 32,000 gallons of used oil, representing approximately 1.6% of the total amount. With total remediation costs estimated at up to $18 million, Florida CCBC's ultimate liability could reach $300,000. In 1992, The Coca-Cola Bottling Company of Memphis, Tenn. ("CCBC Memphis") was named as a PRP with respect to the South 8th Street landfill site (a/k/a West Memphis landfill) in West Memphis, Arkansas, which is alleged to have been used in the 1950s and 1960s as a dump site for the by-products from the reprocessing of used motor oil. Total cleanup for the site has been estimated at up to $45 million. CCBC Memphis conducted an internal investigation of this matter and determined that some of its waste oil may have been taken to the South 8th Street landfill. However, neither the specific volume of waste oil that may have been generated by CCBC Memphis, nor its percentage of the whole relative to other PRPs has yet been determined. Accordingly, CCBC Memphis cannot yet estimate the amount of its ultimate liability. In 1994, the Company was named as a PRP at the Waste Disposal Engineering site in Andover, Minnesota, a former landfill. The claim against the Company is approximately $110,000; however, if this site is a "qualified landfill" under Minnesota law, the entire cost of remediation may be paid by the state without contribution from any PRP. In 1994, Florida CCBC was named as a PRP at the Petroleum Products Corporation site in Pembroke Park, Florida, the former location of a used oil recycling facility. Total cleanup for the site has been estimated at up to $100 million. Florida CCBC conducted an internal investigation of this matter and determined that some of its waste oil may have been taken to the site. However, neither the specific volume of waste oil that may have been generated by Florida CCBC, nor its percentage of the whole relative to other PRPs, has yet been determined. Accordingly, Florida CCBC cannot yet estimate the amount of its ultimate liability. In August 1998, CCBC Memphis received notice from the EPA naming it as a PRP at the Gurley Pit Superfund Site in Edmondson, Arkansas. The Gurley Pit Site was operated as a waste disposal facility from 1970 to 1976. The EPA has already cleaned up the site at a cost of approximately $10 million, and it now seeks to recover these costs from PRPs. CCBC Memphis cannot yet determine whether it will incur liability at this Site, and if so, whether such liability would be material. The Company or its bottling subsidiaries have been named as PRPs at eighteen other federal and seven other state "Superfund" sites under circumstances which have led the management of the Company to conclude either (i) that the Company will have no further liability because there was no responsibility for having deposited hazardous waste; (ii) that payments made to date would be sufficient to satisfy all liability; or (iii) that the Company's ultimate liability, if any, for such site would be less than $100,000.

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

ITEM 4(A).  EXECUTIVE OFFICERS OF THE COMPANY

     Set forth below is information as of March 15, 1999 regarding the executive officers of the Company:

                                                           PRINCIPAL OCCUPATION DURING
NAME                                     AGE                   THE PAST FIVE YEARS
----                                     ---               ---------------------------
Summerfield K. Johnston, Jr............  66    Mr. Johnston has been Chairman of the Board of
                                               Directors since October 1997. He was Vice Chairman
                                               of the Board from December 1991 to October 1997, and
                                               Chief Executive Officer from December 1991 until
                                               April 1998.
Henry A. Schimberg.....................  66    Mr. Schimberg has been President and a director of
                                               the Company since December 1991. He served as Chief
                                               Operating Officer from December 1991 until April
                                               1998, when he became Chief Executive Officer.
John R. Alm............................  53    Mr. Alm has been Executive Vice President and Chief
                                               Financial Officer since October 1997. He was Senior
                                               Vice President and Chief Financial Officer of the
                                               Company from December 1991 to October 1997.
Margaret F. Carton.....................  41    Ms. Carton has been Vice President, Investor
                                               Relations and Planning since October 1996. She
                                               served as Director, Investor Relations from 1990 to
                                               October 1996.
Michael P. Coghlan.....................  43    Mr. Coghlan has been Vice President, Controller and
                                               Principal Accounting Officer of the Company since
                                               December 1998. He had been Chief Financial Officer
                                               of the Company's Eastern Group since October 1996.
                                               Prior to that, he had served as the Company's Vice
                                               President and Director of Internal Audit (January
                                               1996 until October 1996) and a Region Vice President
                                               of Finance (June 1992 until December 1995).
John H. Downs, Jr......................  42    Mr. Downs has been Vice President, Public Affairs of
                                               the Company since 1989.
Norman P. Findley III..................  54    Mr. Findley has been Senior Vice President of the
                                               Company since December 1995 and European Group
                                               President since July 1996. He was Vice President,
                                               Domestic and International Marketing from July 1993
                                               to December 1995. From 1989 to July 1993 he served
                                               as Vice President, Marketing of the Company.
Summerfield K. Johnston III............  45    Mr. Johnston has been Senior Vice President of the
                                               Company since December 1995 and Eastern North
                                               America Group President since July 1996. He was Vice
                                               President, Regional Operations from July 1993 to
                                               December 1995. He was Vice President and General
                                               Manager, West Central Region from December 1992 to
                                               July 1993. He served as Vice President, Human
                                               Resources of the Company from February 1992 to
                                               December 1992.

                                                           PRINCIPAL OCCUPATION DURING
NAME                                     AGE                   THE PAST FIVE YEARS
----                                     ---               ---------------------------
Lowry F. Kline.........................  58    Mr. Kline has been Executive Vice President and
                                               General Counsel since October 1997. He was Senior
                                               Vice President and General Counsel from February
                                               1996 to October 1997, and General Counsel of the
                                               Company since December 1991. He was a partner in the
                                               law firm of Miller & Martin LLP, Chattanooga,
                                               Tennessee, from 1970 until 1996.
Patrick J. Mannelly....................  44    Mr. Mannelly has been Vice President, Finance and
                                               Administration, since December 1998. He was a Group
                                               Vice President and General Manager in the Company's
                                               Eastern North America Group, responsible for New
                                               York and New England, from August 1997 until
                                               December 1998; and in the Western North America
                                               Group, responsible for Southern California from July
                                               1996 until August 1997. Prior to that, from April
                                               1993 to July 1996, he was Vice President and General
                                               Manager for the Los Angeles division of the Western
                                               North America Group.
Vicki R. Palmer........................  45    Ms. Palmer has been Vice President and Treasurer of
                                               the Company since December 1993. She was Treasurer
                                               of the Company from February 1992 to December 1993.
Gary P. Schroeder......................  54    Mr. Schroeder has been Senior Vice President of the
                                               Company and Western North America Group President
                                               since July 1996. He was Vice President, Regional
                                               Operations of the Company from December 1994 to July
                                               1996. He was Regional Vice President, General
                                               Manager of the Southwest Region from January 1992 to
                                               December 1994.
G. David Van Houten, Jr................  49    Mr. Van Houten has been Senior Vice President of the
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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                  LISTED AND TRADED:  New York Stock Exchange

                     TRADED:  Boston, Chicago, Cincinnati,
                      Pacific, and Philadelphia Exchanges

         Common stock owners of record as of February 26, 1999:  16,629

                                 STOCK PRICES*

---------------------------------------------------------------------------------------
1998                                                             HIGH           LOW
---------------------------------------------------------------------------------------
Fourth Quarter                                                  41  3/16      22   7/8
Third Quarter                                                   41  9/16      22 15/16
Second Quarter                                                  41  7/16      35  9/16
First Quarter                                                   37 13/16      31   1/4

---------------------------------------------------------------------------------------
1997                                                             HIGH           LOW
---------------------------------------------------------------------------------------
Fourth Quarter                                                  36            25   1/2
Third Quarter                                                   31   5/8      22   1/4
Second Quarter                                                  23   5/8      18  1/32
First Quarter                                                   22            15 23/32
---------------------------------------------------------------------------------------

* The Company's common stock split 3-for-1 during the second quarter of 1997. All prior stock prices have been split-adjusted.

                                   DIVIDENDS

     Regular quarterly dividends in the amount of $0.04 per share have been paid since July 1, 1998. Before that date, the regular quarterly dividend rate was $0.025 per share for the first two quarters of 1998, and for the four quarters of 1997.

ITEM 6.  SELECTED FINANCIAL DATA

     "Selected Financial Data" for the years 1989 through 1998, on pages 46 and 47 of the Company's Annual Report to Share Owners for the year ended December 31, 1998 is incorporated into this report by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Financial Review" on pages 18 through 29 of the Company's Annual Report to Share Owners for the year ended December 31, 1998 is incorporated into this report by reference.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     "Management's Financial Review -- Interest Rate and Currency Risk Management" on pages 24 and 27 of the Company's Annual Report to Share Owners for the year ended December 31, 1998 is incorporated into this report by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements of the Registrant and its subsidiaries are incorporated into this report by reference to the Company's Annual Report to Share Owners for the year ended December 31, 1998, at the pages indicated:

          Consolidated Statements of Income -- Years ended December 31, 1998, 1997, and 1996 (page 21)

          Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997, and 1996 (page 23)

          Consolidated Balance Sheets -- December 31, 1998 and 1997 (page 25)

          Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1998, 1997, and 1996 (page 26)

          Notes to Consolidated Financial Statements (pages 30-44)

          "Quarterly Financial Information" on page 44 of the Company's Annual Report to Share Owners is incorporated into this report by reference.

          Report of Independent Auditors (page 45)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors of the Company is set forth under the caption "Election of Directors -- Information Concerning Directors" on pages 5 through 9 of the Company's 1999 Proxy Statement. Such information is incorporated into this report by reference. Information relating to the executive officers of the Company is set forth at Item 4(A) of this report under the caption "Executive Officers of the Company." Information relating to compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company's executive officers and directors, persons who own more than ten percent of the Company's common stock, and their affiliates who are required to comply with such reporting requirements is set forth in "Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Company's 1999 Proxy Statement. Such information is incorporated into this report by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to Director compensation is set forth under the caption "Election of Directors -- Compensation of Directors" on pages 10 and 11 of the Company's 1999 Proxy Statement, and information relating to executive compensation is set forth under the caption "Executive Compensation" on pages 16 through 25 of the Company's 1999 Proxy Statement, all of which is incorporated into this report by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to ownership of the Company's common stock by certain persons is set forth under the captions "Voting -- Principal Share Owners" and "Election of Directors -- Security Ownership of Directors and Officers" on page 3 and pages 12 through 15, respectively, of the Company's 1999 Proxy Statement, all of which is incorporated into this report by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain transactions between the Company, The Coca-Cola Company and their affiliates and certain other persons is set forth under the caption "Certain Relationships and Related Transactions" on pages 26 through 29 of the Company's 1999 Proxy Statement, all of which is incorporated into this report by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)(1) Financial Statements. The following consolidated financial statements of the Company and subsidiaries, included in the Company's Annual Report to Share Owners for the year ended December 31, 1998, are incorporated by reference into Part II, Item 8 of this report:

          Consolidated Statements of Income -- Years ended December 31, 1998, 1997, and 1996.

          Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997, and 1996.

          Consolidated Balance Sheets -- December 31, 1998 and 1997.

          Consolidated Statements of Share-Owners' Equity -- Years ended December 31, 1998, 1997, and 1996.

          Notes to Consolidated Financial Statements.

          Report of Independent Auditors.

        (2) Financial Statement Schedules. The following financial statement schedule of the Company and its subsidiaries is included in this report on the page indicated:

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Schedule II -- Valuation and Qualifying Accounts for the
               fiscal years ended December 31, 1998, 1997,
               and 1996.....................................  F-3

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

        (3) Exhibits.

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
  3.1     --   Restated Certificate of Incorporation      Exhibit 3 to the Company's Current Report on
               of Coca-Cola Enterprises (restated as      Form 8-K (Date of Report: July 22, 1997).
               of April 15, 1992) as amended by
               Certificate of Amendment dated April
               21, 1997.

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
  3.2     --   Bylaws of Coca-Cola Enterprises, as        Exhibit 4.2 to the Company's Registration
               amended through February 16, 1999.         Statement on Form S-3, No. 333-72713.
  4.1     --   Indenture dated as of July 30, 1991,       Exhibit 4.1 to the Company's Current Report on
               together with the First Supplemental       Form 8-K (Date of Report: July 30, 1991);
               Indenture thereto dated January 29,        Exhibit 4.01 to the Company's Current Report on
               1992, between Coca-Cola Enterprises and    Form 8-K (Date of Report: January 29, 1992);
               The Chase Manhattan Bank, formerly         Exhibit 4.02 to the Company's Current Report on
               known as Chemical Bank (successor by       Form 8-K (Date of Report: January 29, 1992);
               merger to Manufacturers Hanover Trust      Exhibit 4.01 to the Company's Current Report on
               Company), as Trustee, with regard to       Form 8-K (Date of Report: September 8, 1992);
               certain unsecured and unfunded debt        Exhibits 4.01 and 4.02 to the Company's Current
               securities of Coca-Cola Enterprises,       Report on Form 8-K (Date of Report: November
               and forms of notes and debentures          12, 1992); Exhibit 4.01 to the Company's
               issued thereunder.                         Current Report on Form 8-K (Date of Report:
                                                          January 4, 1993); Exhibit 4.02 to the Company's
                                                          Current Report on Form 8-K (Date of Report:
                                                          September 15, 1993); Exhibit 4.01 to the
                                                          Company's Current Report on Form 8-K (Date of
                                                          Report: September 25, 1996); Exhibit 4.01 to
                                                          the Company's Current Report on Form 8-K (Date
                                                          of Report: October 3, 1996); Exhibit 4.01 to
                                                          the Company's Current Report on Form 8-K (Date
                                                          of Report: November 19, 1996); Exhibit 4.1 to
                                                          the Company's Current Report on Form 8-K (Date
                                                          of Report: July 22, 1997); Exhibit 4.2 to the
                                                          Company's Current Report on Form 8-K (Date of
                                                          Report: July 22, 1997); Exhibit 4.3 to the
                                                          Company's Current Report on Form 8-K (Date of
                                                          Report: July 22, 1997); Exhibit 4.4 to the
                                                          Company's Current Report on Form 8-K (Date of
                                                          Report: July 22, 1997); Exhibit 4.01 to the
                                                          Company's Current Report on Form 8-K (Date of
                                                          Report: December 2, 1997); Exhibit 4.01 to the
                                                          Company's Current Report on Form 8-K (Date of
                                                          Report: January 6, 1998); Exhibit 4.01 to the
                                                          Company's Current Report on Form 8-K (Date of
                                                          Report: May 13, 1998); Exhibit 4.01 to the
                                                          Company's Current

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
                                                          Report on Form 8-K (Date of Report: September
                                                          8, 1998); Exhibit 4.01 to the Company's Current
                                                          Report on Form 8-K (Date of Report: September
                                                          18, 1998); Exhibit 4.01 to the Company's
                                                          Current Report on Form 8-K (Date of Report:
                                                          October 28, 1998).
  4.2     --   Medium-Term Notes Issuing and Paying       Exhibit 4.2 to the Company's Annual Report on
               Agency Agreement dated as of October       Form 10-K for the fiscal year ended December
               24, 1994, between Coca-Cola Enterprises    31, 1994.
               and The Chase Manhattan Bank formerly
               known as Chemical Bank, as issuing and
               paying agent, including as Exhibit B
               thereto the form of Medium-Term Note
               issuable thereunder.
  4.3     --   Indenture dated as of November 15, 1989    Exhibit 4.01 to the Company's Current Report on
               between Coca-Cola Enterprises and          Form 8-K (Date of Report: December 12, 1989);
               Bankers Trust Company, as Trustee, with    Exhibit 4.4(a) to the Company's Annual Report
               regard to certain unsecured and            on Form 10-K for the fiscal year ended December
               unsubordinated debt securities of          29, 1989; Exhibit 4.4(b) to the Company's
               Coca-Cola Enterprises, and forms of        Annual Report Form 10-K for the fiscal year
               Fixed Rate Medium Term Note and            ended December 29, 1989.
               Floating Rate Medium Term Note, each
               issuable commencing December 18, 1989
               pursuant to the above-referenced
               Indenture.
  4.4     --   Five Year Credit Agreement dated as of     Exhibit 4.4 to the Company's Annual Report on
               November 4, 1996 (the "1996 Credit         Form 10-K for the fiscal year ended December
               Agreement") among Coca-Cola                31, 1996.
               Enterprises; Bottling Holdings (Great
               Britain) Limited; Citibank
               International PLC; Citibank, N.A.; ABN
               AMRO Bank N.V., Atlanta Agency; Bank of
               America NT&SA; Bank Brussels Lambert,
               New York Branch; CIBC Inc.; Commerzbank
               AG; The Dai-Ichi Kangyo Bank, Ltd.,
               Atlanta Agency; Deutsche Bank A.G., New
               York and/or Cayman Islands Branches;
               The First National Bank of Chicago;
               Kredietbank N.V., Grand Cayman Branch;
               Midland Bank PLC; Nationsbank, N.A.;
               The Northern Trust Company; Societe
               Generale; SunTrust Bank, Atlanta; Swiss
               Bank Corporation, New York Branch;
               Texas Commerce Bank, National
               Association; Union Bank

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
               of Switzerland, New York Branch;
               Wachovia Bank of Georgia, N.A.
  4.5     --   Amendment No. 1 to the 1996 Credit         Exhibit 4.5 to the Company's Annual Report on
               Agreement, dated as of September 9,        Form 10-K for the fiscal year ended December
               1997.                                      31, 1997.
  4.6     --   Programme Agreement dated 25th             Exhibit 4.6 to the Company's Annual Report on
               September 1997 in respect of a U.S.        Form 10-K for the fiscal year ended December
               $2,500,000,000 Euro Medium Term Note       31, 1997.
               Programme, between and among Coca-Cola
               Enterprises, as issuer and guarantor,
               Coca-Cola Enterprises Great Britain
               plc, as issuer, and ABN AMRO Bank N.V.,
               Banque Lehman Brothers, Banque
               Nationale de Paris, Citibank
               International plc, Credit Suisse First
               Boston (Europe) Limited, Deutsche Bank
               AG London, Lehman Brothers
               International (Europe), Midland Bank
               plc, Morgan Stanley & Co. International
               Limited, Salomon Brothers International
               Limited, Societe General and UBS
               Limited, as Dealers.
               Certain instruments which define the rights of holders of long-term debt of the Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the
               Company and its subsidiaries. The Company and its subsidiaries hereby agree to furnish a copy of each such instrument to the Commission upon request.
 10.1     --   1986 Stock Option Plan of Coca-Cola        Exhibit 10.1 to the Company's Annual Report on
               Enterprises, As Amended through            Form 10-K for the fiscal year ended December
               February 12, 1991.*                        31, 1991.
 10.2     --   Form of Stock Option Agreement between     Exhibit 10.5 to the Company's Registration
               Coca-Cola Enterprises and certain of       Statement on Form S-1, No. 33-9447.
               its officers.*
 10.3     --   Coca-Cola Enterprises 1991 Stock Option    Exhibit 10.11 to the Company's Annual Report on
               Plan, As Amended and Restated through      Form 10-K for the fiscal year ended December
               February 18, 1992.*                        31, 1992.
 10.4     --   Coca-Cola Enterprises 1994 Stock Option    Exhibit 4.3 to the Company's Registration
               Plan.*                                     Statement on Form S-8, No. 33-53221.
 10.5     --   Coca-Cola Enterprises 1995 Stock Option    Exhibit 4.3 to the Company's Registration
               Plan.*                                     Statement on Form S-8, No. 33-58699.

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
 10.6     --   Coca-Cola Enterprises 1992 Restricted      Exhibit 4.3 to the Company's Registration
               Stock Award Plan (As Amended and           Statement on Form S-8, No. 33-53219.
               Restated effective February 7, 1994).*
 10.7     --   Coca-Cola Enterprises Restricted Stock     Exhibit 10.8 to the Company's Annual Report on
               Award Tax Withholding Agreement.*          Form 10-K for the fiscal year ended December
                                                          31, 1995.
 10.8     --   Coca-Cola Enterprises 1995 Restricted      Exhibit 10.10 to the Company's Annual Report on
               Stock Award Plan (As Amended and           Form 10-K for the fiscal year ended December
               Restated effective January 2, 1996).*      31, 1996.
 10.9     --   Coca-Cola Enterprises 1995 Stock Option    Exhibit 10.11 to the Company's Annual Report on
               Plan (As Amended and Restated effective    Form 10-K for the fiscal year ended December
               January 2, 1996).*                         31, 1996.
10.10     --   Coca-Cola Enterprises 1997 Stock Option    Exhibit 10.11 to the Company's Annual Report on
               Plan.*                                     Form 10-K for the fiscal year ended December
                                                          31, 1997.
10.11     --   Coca-Cola Enterprises Inc. Long-Term       Exhibit 10.15 to the Company's Annual Report on
               Incentive Plan (As Amended and Restated    Form 10-K for the fiscal year ended December
               Effective January 1, 1997).*               31, 1997.
10.12     --   Coca-Cola Enterprises Inc. Long-Term       Filed herewith.
               Incentive Plan (Effective January 1,
               1998).*
10.13     --   Coca-Cola Enterprises Executive            Filed herewith.
               Management Incentive Plan (Effective
               January 1, 1998).*
10.14     --   Coca-Cola Enterprises Executive Pension    Exhibit 10.16 to the Company Annual Report on
               Plan (Effective January 1, 1996).*         Form 10-K for the fiscal year ended December
                                                          31, 1996.
10.15     --   Coca-Cola Enterprises Supplemental         Exhibit 10.18 to the Company's Annual Report on
               Pension Plan (As Amended and Restated      Form 10-K for the fiscal year ended December
               Effective July 1, 1993).*                  31, 1997.
10.16     --   1991 Amendment and Restatement of the      Exhibit 10.9 to the Company's Annual Report on
               Coca-Cola Enterprises Supplemental         Form 10-K for the fiscal year ended December
               Retirement Plan (As Amended Effective      31, 1994.
               July 1, 1993).*
10.17     --   Form of Stock Option Agreements between    Exhibit 10.36 to the Company's Registration
               Coca-Cola Enterprises and certain of       Statement on Form S-1, No. 33-9447.
               its directors.*
10.18     --   Coca-Cola Enterprises 1988 Stock           Exhibit 10.10 to the Company's Annual Report on
               Appreciation Rights Plan, as amended       Form 10-K for the fiscal year ended December
               through February 12, 1991.*                31, 1991.
10.19     --   Employment Agreement between Coca-Cola     Filed herewith.
               Enterprises and Summerfield K.
               Johnston, Jr., effective April 17,
               1998.*

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
10.20     --   Amended and Restated Deferred              Exhibit 10.16 to the Company's Annual Report on
               Compensation Agreement between Johnston    Form 10-K for the fiscal year ended December
               Coca-Cola Bottling Group and Henry A.      31, 1993.
               Schimberg dated December 16, 1991, as
               amended.*
10.21     --   Employment Agreement between Coca-Cola     Filed herewith.
               Enterprises and Henry A. Schimberg,
               effective April 17, 1998.*
10.22     --   1993 Amendment and Restatement of          Exhibit 10.17 to the Company's Annual Report on
               Deferred Compensation Agreement between    Form 10-K for the fiscal year ended December
               Johnston Coca-Cola Bottling Group and      31, 1993.
               John R. Alm as of April 30, 1993.*
10.23     --   Deferred Compensation Plan for Non-        Exhibit 4.3 to the Company's Registration
               Employee Director Compensation (As         Statement on Form S-8, No. 333-47353.
               Amended and Restated Effective January
               1, 1998).*
10.24     --   1997 Director Stock Option Plan.*          Exhibit 10.26 to the Company's Annual Report on
                                                          Form 10-K for the fiscal year ended December
                                                          31, 1997.
10.25     --   Coca-Cola Enterprises Inc. Stock           Filed herewith.
               Deferral Plan (Effective July 1,
               1998).*
10.26     --   Tax Sharing Agreement dated November       Exhibit 10.1 to the Company's Registration
               12, 1986 between Coca-Cola Enterprises     Statement on Form S-1, No. 33-9447.
               and The Coca-Cola Company.
10.27     --   Registration Rights Agreement dated        Exhibit 10.3 to the Company's Registration
               November 12, 1986 between Coca-Cola        Statement on Form S-1, No. 33-9447.
               Enterprises and The Coca-Cola Company.
10.28     --   Registration Rights Agreement dated as     Exhibit 10 to the Company's Current Report on
               of December 17, 1991 among Coca-Cola       Form 8-K (Date of Report: December 18, 1991).
               Enterprises, The Coca-Cola Company and
               the share owners of Johnston Coca-Cola
               Bottling Group named therein.
10.29     --   Form of Bottle Contract, as amended.       Exhibit 10.24 to the Company's Annual Report on
                                                          Form 10-K for the fiscal year ended December
                                                          30, 1988.
10.30     --   Form of Tolling Agreement between The      Exhibit 10.41 to the Company's Annual Report on
               Coca-Cola Company and various Company      Form 10-K for the fiscal year ended January 2,
               bottlers.                                  1987.
10.31     --   Sweetener Sales Agreement -- Bottler       Exhibit 10.34 to the Company's Annual Report on
               between The Coca-Cola Company and          Form 10-K for the fiscal year

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
               various Company bottlers, dated July       ended December 31, 1997.
               10, 1997.
10.32     --   Can Supply Agreement, dated November       Exhibit 10.30 to the Company's Annual Report on
               30, 1995, between American National Can    Form 10-K for the fiscal year ended December
               Company and Coca-Cola Enterprises.**       31, 1995.
10.33     --   Share Repurchase Agreement dated           Exhibit 10.44 to the Company's Annual Report on
               January 1, 1991 between The Coca-Cola      Form 10-K for the fiscal year ended December
               Company and Coca-Cola Enterprises.         28, 1990.
10.34     --   Form of European Bottlers Agreement.       Exhibit 10.33 to the Company's Annual Report on
                                                          Form 10-K for the fiscal year ended December
                                                          31, 1996.
10.35     --   Supplemental Agreement dated January       Filed herewith.
               30, 1998 between Coca-Cola Enterprises,
               its European bottlers and The Coca-Cola
               Company and The Coca-Cola Export
               Corporation.
   12     --   Statement re computation of ratios.        Filed herewith.
   13     --   1998 Annual Report to Share Owners         Filed herewith.
               (Pages 18 to 47).
   21     --   Subsidiaries of the Registrant.            Filed herewith.
   23     --   Consent of Independent Auditors.           Filed herewith.
   24     --   Powers of Attorney.                        Filed herewith.
   27     --   Financial Data Schedule.                   Filed herewith.

---------------

 * Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c).

** The Company has requested confidential treatment with respect to portions of this document.

(B) REPORTS ON FORM 8-K

     The Company filed the following current reports on Form 8-K either during the fourth quarter of 1998 or reporting events having occurred during that quarter:

           DATE OF REPORT                                   DESCRIPTION
           --------------                                   -----------
September 18, 1998...................  Terms Agreement dated as of September 18, 1998 relating to the offer and sale of the 6.75%
                                       Debentures Due 2028. (Filed October 6, 1998).
October 2, 1998......................  Financial results for the third quarter and first nine months of 1998. (Filed October 29, 1998).
October 28, 1998.....................  Terms Agreement dated as of October 28, 1998 relating to the offer and sale of the 5.75% Notes Due 2008.
                                       (Filed February 8, 1999).

(C) EXHIBITS

     See Item 14(a)(3) above.

(D) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COCA-COLA ENTERPRISES INC.
                                                 (Registrant)

                                          By:    /s/ HENRY A. SCHIMBERG
                                            ------------------------------------
                                                     Henry A. Schimberg
                                               President and Chief Executive
                                                           Officer

                                          Date: March 25, 1999

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

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----

               /s/ HENRY A. SCHIMBERG                    President, Chief Executive       March 25, 1999
-----------------------------------------------------      Officer, and a Director
                (Henry A. Schimberg)                       (principal executive
                                                           officer)

                   /s/ JOHN R. ALM                       Executive Vice President and     March 25, 1999
-----------------------------------------------------      Chief Financial Officer
                    (John R. Alm)                          (principal financial
                                                           officer)

               /s/ MICHAEL P. COGHLAN                    Vice President and Controller    March 25, 1999
-----------------------------------------------------      (principal accounting
                (Michael P. Coghlan)                       officer)

                          *                              Chairman of the Board of         March 25, 1999
-----------------------------------------------------      Directors
           (Summerfield K. Johnston, Jr.)

                          *                              Director                         March 25, 1999
-----------------------------------------------------
                 (Howard G. Buffett)

                          *                              Director                         March 25, 1999
-----------------------------------------------------
                 (James E. Chestnut)

                          *                              Director                         March 25, 1999
-----------------------------------------------------
                 (John L. Clendenin)

                          *                              Director                         March 25, 1999
-----------------------------------------------------
                 (Johnnetta B. Cole)

                      SIGNATURE                                      TITLE                     DATE
                      ---------                                      -----                     ----

                          *                              Director                         March 25, 1999
-----------------------------------------------------
                  (J. Trevor Eyton)

                          *                              Director                         March 25, 1999
-----------------------------------------------------
              (Joseph R. Gladden, Jr.)

                          *                              Director                         March 25, 1999
-----------------------------------------------------
                  (Claus M. Halle)

                          *                              Director                         March 25, 1999
-----------------------------------------------------
                 (L. Phillip Humann)

                          *                              Director                         March 25, 1999
-----------------------------------------------------
                   (John E. Jacob)

                          *                              Director                         March 25, 1999
-----------------------------------------------------
                 (Robert A. Keller)

                          *                              Director                         March 25, 1999
-----------------------------------------------------
                 (Jean-Claude Killy)

                          *                              Director                         March 25, 1999
-----------------------------------------------------
              (Scott L. Probasco, Jr.)

*By: /s/   LOWRY F. KLINE
     -------------------------------
             Lowry F. Kline
            Attorney-in-Fact

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Schedule II -- Valuation and Qualifying Accounts for the
  fiscal years ended December 31, 1998, 1997, and 1996......  F-3

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP

Atlanta, Georgia
January 18, 1999

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                           COCA-COLA ENTERPRISES INC.

                                 (IN MILLIONS)

               COLUMN A                  COLUMN B           COLUMN C             COLUMN D     COLUMN E
               --------                 ----------   -----------------------   ------------   ---------
                                                            ADDITIONS
                                                     -----------------------
                                                                   CHARGED
                                        BALANCE AT   CHARGED TO    TO OTHER                    BALANCE
                                        BEGINNING    COSTS AND    ACCOUNTS -   DEDUCTIONS -    AT END
             DESCRIPTION                OF PERIOD     EXPENSES     DESCRIBE      DESCRIBE     OF PERIOD
             -----------                ----------   ----------   ----------   ------------   ---------
FISCAL YEAR ENDED:
DECEMBER 31, 1998
  Allowance for losses on trade
     accounts.........................     $ 58         $ 11         $  4(a)       $ 16(b)      $ 57
  Valuation allowance for deferred tax
     assets...........................      246            8           --            49(d)       205
DECEMBER 31, 1997
  Allowance for losses on trade
     accounts.........................     $ 45         $ 11         $ 14(a)       $ 12(b)      $ 58
  Valuation allowance for deferred tax
     assets...........................      135           15          109(c)         13(d)       246
DECEMBER 31, 1996
  Allowance for losses on trade
     accounts.........................     $ 33         $ 14         $  6(a)       $  8(b)      $ 45
  Valuation allowance for deferred tax
     assets...........................      120            9           34(c)         28(d)       135

------------------------------------

(a) At December 31, 1998 and 1997, amounts principally represent allowances for losses on trade accounts of acquired companies at date of acquisition and, for all periods, includes recoveries of amounts previously charged off.
(b)  Charge off of uncollectible accounts.
(c) Valuation allowances for deferred tax assets of acquired companies at date of acquisition.
(d) Write-off, reversal and expiration of certain components of the valuation allowance for deferred tax assets.

                                 EXHIBIT INDEX

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
  3.1     --   Restated Certificate of Incorporation      Exhibit 3 to the Company's Current Report on
               of Coca-Cola Enterprises (restated as      Form 8-K (Date of Report: July 22, 1997).
               of April 15, 1992) as amended by
               Certificate of Amendment dated April
               21, 1997.
  3.2     --   Bylaws of Coca-Cola Enterprises, as        Exhibit 4.2 to the Company's Registration
               amended through February 16, 1999.         Statement on Form S-3, No. 333-72713.
  4.1     --   Indenture dated as of July 30, 1991,       Exhibit 4.1 to the Company's Current Report on
               together with the First Supplemental       Form 8-K (Date of Report: July 30, 1991);
               Indenture thereto dated January 29,        Exhibit 4.01 to the Company's Current Report on
               1992, between Coca-Cola Enterprises and    Form 8-K (Date of Report: January 29, 1992);
               The Chase Manhattan Bank, formerly         Exhibit 4.02 to the Company's Current Report on
               known as Chemical Bank (successor by       Form 8-K (Date of Report: January 29, 1992);
               merger to Manufacturers Hanover Trust      Exhibit 4.01 to the Company's Current Report on
               Company), as Trustee, with regard to       Form 8-K (Date of Report: September 8, 1992);
               certain unsecured and unfunded debt        Exhibits 4.01 and 4.02 to the Company's Current
               securities of Coca-Cola Enterprises,       Report on Form 8-K (Date of Report: November
               and forms of notes and debentures          12, 1992); Exhibit 4.01 to the Company's
               issued thereunder.                         Current Report on Form 8-K (Date of Report:
                                                          January 4, 1993); Exhibit 4.02 to the Company's
                                                          Current Report on Form 8-K (Date of Report:
                                                          September 15, 1993); Exhibit 4.01 to the
                                                          Company's Current Report on Form 8-K (Date of
                                                          Report: September 25, 1996); Exhibit 4.01 to
                                                          the Company's Current Report on Form 8-K (Date
                                                          of Report: October 3, 1996); Exhibit 4.01 to
                                                          the Company's Current Report on Form 8-K (Date
                                                          of Report: November 19, 1996); Exhibit 4.1 to
                                                          the Company's Current Report on Form 8-K (Date
                                                          of Report: July 22, 1997); Exhibit 4.2 to the
                                                          Company's Current Report on Form 8-K (Date of
                                                          Report: July 22, 1997); Exhibit 4.3 to the
                                                          Company's Current Report on Form 8-K (Date of
                                                          Report: July 22, 1997); Exhibit 4.4 to the
                                                          Company's Current Report on Form 8-K (Date of
                                                          Report: July 22, 1997); Exhibit 4.01 to the
                                                          Company's Current Report on Form 8-K (Date of
                                                          Report: December 2, 1997); Exhibit 4.01 to the
                                                          Company's Current

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
                                                          Report on Form 8-K (Date of Report: January 6,
                                                          1998); Exhibit 4.01 to the Company's Current
                                                          Report on Form 8-K (Date of Report: May 13,
                                                          1998); Exhibit 4.01 to the Company's Current
                                                          Report on Form 8-K (Date of Report: September
                                                          8, 1998); Exhibit 4.01 to the Company's Current
                                                          Report on Form 8-K (Date of Report: September
                                                          18, 1998); Exhibit 4.01 to the Company's
                                                          Current Report on Form 8-K (Date of Report:
                                                          October 28, 1998).
  4.2     --   Medium-Term Notes Issuing and Paying       Exhibit 4.2 to the Company's Annual Report on
               Agency Agreement dated as of October       Form 10-K for the fiscal year ended December
               24, 1994, between Coca-Cola Enterprises    31, 1994.
               and The Chase Manhattan Bank formerly
               known as Chemical Bank, as issuing and
               paying agent, including as Exhibit B
               thereto the form of Medium-Term Note
               issuable thereunder.
  4.3     --   Indenture dated as of November 15, 1989    Exhibit 4.01 to the Company's Current Report on
               between Coca-Cola Enterprises and          Form 8-K (Date of Report: December 12, 1989);
               Bankers Trust Company, as Trustee, with    Exhibit 4.4(a) to the Company's Annual Report
               regard to certain unsecured and            on Form 10-K for the fiscal year ended December
               unsubordinated debt securities of          29, 1989; Exhibit 4.4(b) to the Company's
               Coca-Cola Enterprises, and forms of        Annual Report Form 10-K for the fiscal year
               Fixed Rate Medium Term Note and            ended December 29, 1989.
               Floating Rate Medium Term Note, each
               issuable commencing December 18, 1989
               pursuant to the above-referenced
               Indenture.
  4.4     --   Five Year Credit Agreement dated as of     Exhibit 4.4 to the Company's Annual Report on
               November 4, 1996 (the "1996 Credit         Form 10-K for the fiscal year ended December
               Agreement") among Coca-Cola                31, 1996.
               Enterprises; Bottling Holdings (Great
               Britain) Limited; Citibank
               International PLC; Citibank, N.A.; ABN
               AMRO Bank N.V., Atlanta Agency; Bank of
               America NT&SA; Bank Brussels Lambert,
               New York Branch; CIBC Inc.; Commerzbank
               AG; The Dai-Ichi Kangyo Bank, Ltd.,
               Atlanta Agency; Deutsche Bank A.G., New
               York and/or Cayman Islands Branches;
               The First National Bank of Chicago;
               Kredietbank N.V., Grand Cayman Branch;
               Midland Bank PLC; Nationsbank, N.A.;
               The Northern Trust Company; Societe
               Generale; SunTrust Bank, Atlanta; Swiss
               Bank Corporation,

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
               New York Branch; Texas Commerce Bank,
               National Association; Union Bank of
               Switzerland, New York Branch; Wachovia
               Bank of Georgia, N.A.
  4.5     --   Amendment No. 1 to the 1996 Credit         Exhibit 4.5 to the Company's Annual Report on
               Agreement, dated as of September 9,        Form 10-K for the fiscal year ended December
               1997.                                      31, 1997.
  4.6     --   Programme Agreement dated 25th             Exhibit 4.6 to the Company's Annual Report on
               September 1997 in respect of a U.S.        Form 10-K for the fiscal year ended December
               $2,500,000,000 Euro Medium Term Note       31, 1997.
               Programme, between and among Coca-Cola
               Enterprises, as issuer and guarantor,
               Coca-Cola Enterprises Great Britain
               plc, as issuer, and ABN AMRO Bank N.V.,
               Banque Lehman Brothers, Banque
               Nationale de Paris, Citibank
               International plc, Credit Suisse First
               Boston (Europe) Limited, Deutsche Bank
               AG London, Lehman Brothers
               International (Europe), Midland Bank
               plc, Morgan Stanley & Co. International
               Limited, Salomon Brothers International
               Limited, Societe General and UBS
               Limited, as Dealers.
               Certain instruments which define the rights of holders of long-term debt of the Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10% of the total consolidated assets of the
               Company and its subsidiaries. The Company and its subsidiaries hereby agree to furnish a copy of each such instrument to the Commission upon request.
 10.1     --   1986 Stock Option Plan of Coca-Cola        Exhibit 10.1 to the Company's Annual Report on
               Enterprises, As Amended through            Form 10-K for the fiscal year ended December
               February 12, 1991.*                        31, 1991.
 10.2     --   Form of Stock Option Agreement between     Exhibit 10.5 to the Company's Registration
               Coca-Cola Enterprises and certain of       Statement on Form S-1, No. 33-9447.
               its officers.*
 10.3     --   Coca-Cola Enterprises 1991 Stock Option    Exhibit 10.11 to the Company's Annual Report on
               Plan, As Amended and Restated through      Form 10-K for the fiscal year ended December
               February 18, 1992.*                        31, 1992.
 10.4     --   Coca-Cola Enterprises 1994 Stock Option    Exhibit 4.3 to the Company's Registration
               Plan.*                                     Statement on Form S-8, No. 33-53221.
 10.5     --   Coca-Cola Enterprises 1995 Stock Option    Exhibit 4.3 to the Company's Registration
               Plan.*                                     Statement on Form S-8, No. 33-58699.

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
 10.6     --   Coca-Cola Enterprises 1992 Restricted      Exhibit 4.3 to the Company's Registration
               Stock Award Plan (As Amended and           Statement on Form S-8, No. 33-53219.
               Restated effective February 7, 1994).*
 10.7     --   Coca-Cola Enterprises Restricted Stock     Exhibit 10.8 to the Company's Annual Report on
               Award Tax Withholding Agreement.*          Form 10-K for the fiscal year ended December
                                                          31, 1995.
 10.8     --   Coca-Cola Enterprises 1995 Restricted      Exhibit 10.10 to the Company's Annual Report on
               Stock Award Plan (As Amended and           Form 10-K for the fiscal year ended December
               Restated effective January 2, 1996).*      31, 1996.
 10.9     --   Coca-Cola Enterprises 1995 Stock Option    Exhibit 10.11 to the Company's Annual Report on
               Plan (As Amended and Restated effective    Form 10-K for the fiscal year ended December
               January 2, 1996).*                         31, 1996.
10.10     --   Coca-Cola Enterprises 1997 Stock Option    Exhibit 10.11 to the Company's Annual Report on
               Plan.*                                     Form 10-K for the fiscal year ended December
                                                          31, 1997.
10.11     --   Coca-Cola Enterprises Inc. Long-Term       Exhibit 10.15 to the Company's Annual Report on
               Incentive Plan (As Amended and Restated    Form 10-K for the fiscal year ended December
               Effective January 1, 1997).*               31, 1997.
10.12     --   Coca-Cola Enterprises Inc. Long-Term       Filed herewith.
               Incentive Plan (Effective January 1,
               1998).*
10.13     --   Coca-Cola Enterprises Executive            Filed herewith.
               Management Incentive Plan (Effective
               January 1, 1998).*
10.14     --   Coca-Cola Enterprises Executive Pension    Exhibit 10.16 to the Company Annual Report on
               Plan (Effective January 1, 1996).*         Form 10-K for the fiscal year ended December
                                                          31, 1996.
10.15     --   Coca-Cola Enterprises Supplemental         Exhibit 10.18 to the Company's Annual Report on
               Pension Plan (As Amended and Restated      Form 10-K for the fiscal year ended December
               Effective July 1, 1993).*                  31, 1997.
10.16     --   1991 Amendment and Restatement of the      Exhibit 10.9 to the Company's Annual Report on
               Coca-Cola Enterprises Supplemental         Form 10-K for the fiscal year ended December
               Retirement Plan (As Amended Effective      31, 1994.
               July 1, 1993).*
10.17     --   Form of Stock Option Agreements between    Exhibit 10.36 to the Company's Registration
               Coca-Cola Enterprises and certain of       Statement on Form S-1, No. 33-9447.
               its directors.*
10.18     --   Coca-Cola Enterprises 1988 Stock           Exhibit 10.10 to the Company's Annual Report on
               Appreciation Rights Plan, as amended       Form 10-K for the fiscal year ended December
               through February 12, 1991.*                31, 1991.
10.19     --   Employment Agreement between Coca-Cola     Filed herewith.
               Enterprises and Summerfield K.
               Johnston, Jr., effective April 17,
               1998.*
10.20     --   Amended and Restated Deferred              Exhibit 10.16 to the Company's Annual Report on
               Compensation Agreement between             Form 10-K for the fiscal year

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
               Johnston Coca-Cola Bottling Group and      ended December 31, 1993.
               Henry A. Schimberg dated December 16,
               1991, as amended.*
10.21     --   Employment Agreement between Coca-Cola     Filed herewith.
               Enterprises and Henry A. Schimberg,
               effective April 17, 1998.*
10.22     --   1993 Amendment and Restatement of          Exhibit 10.17 to the Company's Annual Report on
               Deferred Compensation Agreement between    Form 10-K for the fiscal year ended December
               Johnston Coca-Cola Bottling Group and      31, 1993.
               John R. Alm as of April 30, 1993.*
10.23     --   Deferred Compensation Plan for Non-        Exhibit 4.3 to the Company's Registration
               Employee Director Compensation (As         Statement on Form S-8, No. 333-47353.
               Amended and Restated Effective January
               1, 1998).*
10.24     --   1997 Director Stock Option Plan.*          Exhibit 10.26 to the Company's Annual Report on
                                                          Form 10-K for the fiscal year ended December
                                                          31, 1997.
10.25     --   Coca-Cola Enterprises Inc. Stock           Filed herewith.
               Deferral Plan (Effective July 1,
               1998).*
10.26     --   Tax Sharing Agreement dated November       Exhibit 10.1 to the Company's Registration
               12, 1986 between Coca-Cola Enterprises     Statement on Form S-1, No. 33-9447.
               and The Coca-Cola Company.
10.27     --   Registration Rights Agreement dated        Exhibit 10.3 to the Company's Registration
               November 12, 1986 between Coca-Cola        Statement on Form S-1, No. 33-9447.
               Enterprises and The Coca-Cola Company.
10.28     --   Registration Rights Agreement dated as     Exhibit 10 to the Company's Current Report on
               of December 17, 1991 among Coca-Cola       Form 8-K (Date of Report: December 18, 1991).
               Enterprises, The Coca-Cola Company and
               the share owners of Johnston Coca-Cola
               Bottling Group named therein.
10.29     --   Form of Bottle Contract, as amended.       Exhibit 10.24 to the Company's Annual Report on
                                                          Form 10-K for the fiscal year ended December
                                                          30, 1988.
10.30     --   Form of Tolling Agreement between The      Exhibit 10.41 to the Company's Annual Report on
               Coca-Cola Company and various Company      Form 10-K for the fiscal year ended January 2,
               bottlers.                                  1987.
10.31     --   Sweetener Sales Agreement -- Bottler       Exhibit 10.34 to the Company's Annual Report on
               between The Coca-Cola Company and          Form 10-K for the fiscal year ended December
               various Company bottlers, dated July       31, 1997.
               10, 1997.
10.32     --   Can Supply Agreement, dated November       Exhibit 10.30 to the Company's Annual Report on
               30, 1995, between American                 Form 10-K for the fiscal year

                                                            INCORPORATED BY REFERENCE OR FILED HEREWITH
                                                           (THE COMPANY'S CURRENT, QUARTERLY, AND ANNUAL
                                                             REPORTS ARE FILED WITH THE SECURITIES AND
                                                           EXCHANGE COMMISSION UNDER FILE NO. 01-09300;
                                                          THE COMPANY'S REGISTRATION STATEMENTS HAVE THE
EXHIBIT                                                   FILE NUMBERS NOTED WHEREVER SUCH STATEMENTS ARE
NUMBER                       DESCRIPTION                        IDENTIFIED IN THE EXHIBIT LISTING)
-------                      -----------                  -----------------------------------------------
               National Can Company and Coca-Cola         ended December 31, 1995.
               Enterprises.**
10.33     --   Share Repurchase Agreement dated           Exhibit 10.44 to the Company's Annual Report on
               January 1, 1991 between The Coca-Cola      Form 10-K for the fiscal year ended December
               Company and Coca-Cola Enterprises.         28, 1990.
10.34     --   Form of European Bottlers Agreement.       Exhibit 10.33 to the Company's Annual Report on
                                                          Form 10-K for the fiscal year ended December
                                                          31, 1996.
10.35     --   Supplemental Agreement dated January       Filed herewith.
               30, 1998 between Coca-Cola Enterprises,
               its European bottlers and The Coca-Cola
               Company and The Coca-Cola Export
               Corporation.
   12     --   Statement re computation of ratios.        Filed herewith.
   13     --   1998 Annual Report to Share Owners         Filed herewith.
               (Pages 18 to 47).
   21     --   Subsidiaries of the Registrant.            Filed herewith.
   23     --   Consent of Independent Auditors.           Filed herewith.
   24     --   Powers of Attorney.                        Filed herewith.
   27     --   Financial Data Schedule.                   Filed herewith.

---------------

 * Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c).

** The Company has requested confidential treatment with respect to portions of this document.

                                     (LOGO)