Form 10-Q
period 1999-04-02
COCA COLA ENTERPRISES INC
filed 1999-05-13
CIK 804055

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

               for the quarterly period ended April 2, 1999

                                       or

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

        424,460,922 SHARES OF $1 PAR VALUE COMMON STOCK AS OF MAY 7, 1999


================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                         FOR QUARTER ENDED APRIL 2, 1999



                                      INDEX


                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations for the Quarters
          ended April 2, 1999 and April 3, 1998...........................    1

        Condensed Consolidated Balance Sheets as of April 2, 1999
          and December 31, 1998...........................................    2

        Condensed Consolidated Statements of Cash Flows for the Quarters
          ended April 2, 1999 and April 3, 1998...........................    4

        Notes to Condensed Consolidated Financial Statements..............    5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   11

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................   19

Item 4. Submission of Matters to a Vote of Security Holders...............   19

Item 6. Exhibits and Reports on Form 8-K..................................   20

Signatures................................................................   21

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)



                                                            QUARTER ENDED
                                                     ---------------------------
                                                       APRIL 2,       APRIL 3,
                                                         1999           1998
                                                     ------------   ------------

NET OPERATING REVENUES .........................        $3,269         $2,958
Cost of sales ..................................         2,043          1,876
                                                        ------         ------

GROSS PROFIT ...................................         1,226          1,082
Selling, delivery, and administrative
  expenses .....................................         1,131            993
                                                        ------         ------

OPERATING INCOME ...............................            95             89
Interest expense, net ..........................           187            168
Other nonoperating (income) expense, net .......            (1)            --
                                                        ------         ------

LOSS BEFORE INCOME TAXES .......................           (91)           (79)
Income tax benefit .............................           (30)           (28)
                                                        ------         ------

NET LOSS .......................................           (61)           (51)
Preferred stock dividends ......................             1             --
                                                        ------         ------

NET LOSS APPLICABLE TO COMMON SHARE OWNERS .....        $  (62)        $  (51)
                                                        ======         ======

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE
  TO COMMON SHARE OWNERS .......................        $(0.15)        $(0.13)
                                                        ======         ======

DIVIDENDS PER SHARE APPLICABLE TO COMMON SHARE
  OWNERS .......................................        $ 0.04         $0.025
                                                        ======         ======




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                       APRIL 2,     DECEMBER 31,
                   ASSETS                                1999           1998
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT
  Cash and cash investments, at cost
    approximating market ........................       $    88        $    68
  Trade accounts receivable, less reserves ......
    of $60 and $57 million, respectively ........         1,325          1,337
  Inventories:
    Finished goods ..............................           401            373
    Raw materials and supplies ..................           206            170
                                                        -------        -------
                                                            607            543
  Prepaid expenses and other current assets .....           372            337
                                                        -------        -------
      Total Current Assets ......................         2,392          2,285

PROPERTY, PLANT, AND EQUIPMENT
  Land ..........................................           354            349
  Buildings and improvements ....................         1,244          1,237
  Machinery and equipment .......................         6,269          6,068
                                                        -------        -------
                                                          7,867          7,654
  Less allowances for depreciation ..............         3,026          2,956
                                                        -------        -------
                                                          4,841          4,698
  Construction in progress ......................           226            193
                                                        -------        -------
    Net Property, Plant, and Equipment ..........         5,067          4,891

FRANCHISES AND OTHER NONCURRENT ASSETS, NET .....        14,706         13,956
                                                        -------        -------

                                                        $22,165        $21,132
                                                        =======        =======




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                       APRIL 2,     DECEMBER 31,
      LIABILITIES AND SHARE-OWNERS' EQUITY               1999           1998
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT
  Accounts payable and accrued expenses .......         $ 2,046        $ 2,257
  Current portion of long-term debt ...........           1,448          1,140
                                                        -------        -------
     Total Current Liabilities ................           3,494          3,397

LONG-TERM DEBT, LESS CURRENT MATURITIES .......           9,743          9,605

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
  LONG-TERM OBLIGATIONS .......................             981            977

LONG-TERM DEFERRED INCOME TAX LIABILITIES .....           5,002          4,715

SHARE-OWNERS' EQUITY
  Preferred stock .............................              49             49
  Common stock, $1 par value - Authorized -
    1,000,000,000 shares; Issued - 447,167,208
    and 446,319,946 shares, respectively ......             447            446
  Additional paid-in capital ..................           2,634          2,190
  Reinvested earnings .........................             379            458
  Accumulated other comprehensive income
    (loss) ....................................             (29)            (2)
  Common stock in treasury, at cost (23,272,567
    and 44,865,214 shares, respectively) ......            (535)          (703)
                                                        -------        -------
    Total Share-Owners' Equity ................           2,945          2,438
                                                        -------        -------

                                                        $22,165        $21,132
                                                        =======        =======

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)



                                                            QUARTER ENDED
                                                     ---------------------------
                                                       APRIL 2,       APRIL 3,
                                                         1999           1998
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss .....................................       $   (61)       $   (51)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Depreciation .............................           211            165
      Amortization .............................           111             90
      Deferred income tax benefit ..............           (43)           (55)
      Net changes in current assets and
        current liabilities ....................          (334)          (209)
      Other ....................................            31             21
                                                       -------        -------
  Net cash used in operating activities ........           (85)           (39)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in capital assets ................          (235)          (346)
  Fixed asset disposals ........................             3              2
  Cash investments in bottling operations,
    net of cash acquired .......................            (8)          (166)
  Other investing activities ...................           (22)           (46)
                                                       -------        -------
  Net cash used in investing activities ........          (262)          (556)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in commercial paper .............           304            335
  Issuance of long-term debt ...................           432          1,840
  Payments on long-term debt ...................          (433)        (1,592)
  Stock purchases for treasury .................            (1)           (50)
  Cash dividend payments on common and
    preferred stock ............................           (18)           (10)
  Exercise of employee stock options ...........            14              9
  Additional financing activities ..............            69             34
                                                       -------        -------
  Net cash derived from financing
    activities .................................           367            566
                                                       -------        -------
NET INCREASE (DECREASE) IN CASH AND CASH
  INVESTMENTS ..................................            20            (29)
  Cash and cash investments at beginning
    of period ..................................            68             45
                                                       -------        -------

CASH AND CASH INVESTMENTS AT END OF PERIOD .....       $    88        $    16
                                                       =======        =======

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES
    Investments in bottling operations:
      Fair value of assets acquired ............       $ 1,134        $   186
      Debt issued and assumed ..................          (418)           (17)
      Other liabilities assumed ................          (112)            (3)
      Equity issued ............................          (596)            --
                                                       -------        -------
      Cash paid, net of cash acquired ..........       $     8        $   166
                                                       =======        =======




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Certain amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to 1999 classifications. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE B - SEASONALITY OF BUSINESS

Operating results for the first quarter ended April 2, 1999 are not indicative of results that may be expected for the year ending December 31, 1999 because of business seasonality. This seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality. In addition, the first quarter of 1999 includes one less selling day than the first quarter of 1998, influencing period comparisons.

NOTE C - ACQUISITIONS

In the first quarter of 1999 the Company completed the following seven acquisitions for an aggregate purchase price of approximately $630 million and announced its intent to purchase two additional bottling operations:

Completed

   - Cameron Coca-Cola Bottling Company, Inc., operating in Pittsburgh, Pennsylvania, and portions of Ohio and West Virginia,

   -     Bryan Coca-Cola Bottling Company, operating in eastern Texas,

   - The Coca-Cola, Dr Pepper Bottling Company of Albuquerque, operating in western New Mexico,

   -     Nacogdoches Coca-Cola Bottling Company, operating in eastern Texas,

   -     Sulphur Springs Coca-Cola Bottling Company, operating in eastern Texas,

   -     Montgomery Coca-Cola Bottling Company, Inc., operating in Alabama, and

   - Perryton Coca-Cola Bottling Company, Inc., operating in the panhandles of Texas and Oklahoma.

Pending

   - Sud Boissons S.A. and Societe Boissons Gazeuses de la Cote d'Azur, operating in southern France.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE C - ACQUISITIONS (CONTINUED)

The completed acquisitions were funded through a combination of cash, assumed debt, and shares of the Company's common stock from treasury. The purchase method of accounting has been used for these acquisitions, and accordingly, the results of operations of the acquired companies are included in the Company's condensed consolidated statements of operations beginning on or near the dates of acquisition. In addition, the assets and liabilities of companies acquired are included in the Company's condensed consolidated balance sheet at the preliminary estimates of their fair values on the dates of acquisition.

NOTE D - LONG-TERM DEBT

Long-term debt balances, including current maturities, are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                   APRIL 2,    DECEMBER 31,
                                                    1999           1998
                                                 ------------  ------------

    U.S. commercial paper (weighted
      average rate of 4.5%)(A) ..........           $ 1,875       $ 1,572
    Canadian dollar commercial paper
      (weighted average rates of 5.2% and
      5.1%) .............................               694           626
    Canadian dollar notes payable
      (weighted average rate of 5.7%)(B).               334            --
    Notes due 1999 - 2037 (weighted
      average rate of 6.8%) .............             2,150         2,150
    Debentures due 2012 - 2098 (weighted
      average rate of 7.4%) .............             3,800         3,800
    8.35% zero coupon notes due 2020 (net
      of unamortized discount of $1,591
      and $1,598, respectively) .........               341           334
    Euro notes due 2002 - 2011  (weighted
      average rate of 7.2%) .............             1,179         1,199
    Various foreign currency debt .......               582           869
    Additional debt .....................               230           178
                                                    -------       -------
      Long-term debt including effect of
        net asset positions of currency
        swaps ...........................            11,185        10,728
      Net asset positions of currency
        swap agreements(C) ..............                 6            17
                                                    -------       -------
                                                    $11,191       $10,745
                                                    =======       =======


Aggregate maturities of long-term debt for the five twelve-month periods subsequent to April 2, 1999 are as follows (in millions): 2000 - $1,448; 2001 - $637; 2002 - $2,310; 2003 - $794; and 2004 - $554.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE D - LONG-TERM DEBT (CONTINUED)

(A) At April 2, 1999 and December 31, 1998, $1,281 million and $1,352 million of the Company's U.S. commercial paper had been effectively exchanged into non-U.S. dollar obligations through currency swap arrangements. These currency swap arrangements provide for the exchange of U.S. dollars into Belgian francs, Canadian dollars, French francs, Dutch florins, and British pounds sterling and also provide for the periodic exchange of interest payments. The Company intends to renew these short-term currency swap arrangements as they expire. These currency swap arrangements hedge investments in international subsidiaries.

(B) During the first quarter of 1999 the Company issued $234 million of 5.65% Notes due 2004 and $100 million of 5.85% Notes due 2009 under a Canadian Medium Term Note Program.

(C) The net asset positions of currency swap agreements are included in the balance sheet as assets.

The Company has domestic and international credit facilities to support its commercial paper programs and other borrowings as needed. At April 2, 1999 and December 31, 1998, the Company had $387 million and $687 million, respectively, of short-term borrowings outstanding under these credit facilities. At April 2, 1999 and December 31, 1998, the Company has approximately $4.0 billion and $3.8 billion, respectively, of amounts available under domestic and international credit facilities.

At April 2, 1999 and December 31, 1998, approximately $2.2 billion and $2.4 billion, respectively, of borrowings due in the next 12 months was classified as maturing after one year due to the Company's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At April 2, 1999 and December 31, 1998, the Company had available for issuance approximately $3.0 billion in registered debt securities under a registration statement with the Securities and Exchange Commission. At April 2, 1999 and December 31, 1998, the Company had available for issuance approximately $1.8 billion and $1.3 billion, respectively, in debt securities under a Euro Medium Term Note Program and approximately $1.0 billion at April 2, 1999 available for issuance under a Canadian Medium Term Note Program.

The credit facilities and outstanding notes and debentures contain various provisions which, among other things, require the Company to maintain a defined leverage ratio and limit the incurrence of certain liens or encumbrances in excess of defined amounts. These requirements currently are not, and it is not anticipated they will become, restrictive on the Company's liquidity or capital resources.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE E - INCOME TAXES

The Company's effective tax rates for the first quarters of 1999 and 1998 were 33% and 36%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):
                                                        QUARTER ENDED
                                                 ---------------------------
                                                   APRIL 2,       APRIL 3,
                                                    1999           1998
                                                 ------------   ------------

     U.S. federal statutory benefit .......          $(32)          $(28)
     State expense, net of federal
       benefit ............................             1             --
     Taxation of European and Canadian
       operations, net ....................            10              5
     Valuation allowance provision ........            (4)            (2)
     Nondeductible items ..................            (3)            (2)
     Other, net ...........................            (2)            (1)
                                                     ----           ----

                                                     $(30)          $(28)
                                                     ====           ====

NOTE F - STOCK-BASED COMPENSATION PLANS

Approximately 800 thousand shares of common stock were issued during the first quarter of 1999 from the exercise of stock options.

During first-quarter 1999, the Company granted approximately 6.3 million service-vested stock options to certain executive and management level employees and non-employee officers and members of the Board of Directors. These options vest over a period of up to nine years and expire ten years from the date of grant. Certain option grants contain provisions that allow for accelerated vesting if various stock performance criteria are met. Of the total options granted, 3.3 million were granted at an exercise price equal to the fair market value of the stock on the grant date, and 3.0 million were premium-priced options.

NOTE G - PREFERRED STOCK

In connection with the June 1998 acquisition of The Coca-Cola Bottling Company of Bellingham and the August 1998 acquisition of Great Plains Bottlers and Canners, Inc., the Company issued 96,900 of 120,000 shares of $1 par value voting convertible preferred stock authorized ("Bellingham series") and issued 392,464 of 450,000 shares of $1 par value voting convertible preferred stock authorized ("Great Plains series"). The Bellingham series pays quarterly dividends equaling 4% annually and the Great Plains series pays quarterly dividends equaling 8% annually. Both series have stated values of $100 per share and the holders have the option to convert each share into a number of shares of the Company's common stock based on the stated value divided by a defined conversion date price, which approximates the average closing sales price per share at date of conversion. The Bellingham series must be converted no later than June 30, 2001 and the Great Plains series must be converted no later than August 7, 2003. As of April 2, 1999, no shares of either series have been converted.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE H - COMPREHENSIVE INCOME (LOSS)

The following table (in millions) presents a reconciliation of comprehensive income (loss), comprised of net income and other adjustments to comprehensive income. Other adjustments to comprehensive income may include minimum pension liability adjustments and currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries. The Company provides income taxes on its currency items, except for income taxes on the impact of currency translations, as earnings from international subsidiaries are considered to be indefinitely reinvested.

                                                       QUARTER ENDED
                                                ---------------------------
                                                  APRIL 2,       APRIL 3,
                                                    1999           1998
                                                ------------   ------------
     Net loss ..............................        $(61)          $(51)
     Currency items, including
       tax effects of hedges ...............         (27)           (20)
                                                    ----           ----
     Comprehensive income (loss) ...........        $(88)          $(71)
                                                    ====           ====

NOTE I - EARNINGS PER SHARE

The following table (in millions except per share data; per share data is calculated prior to rounding to millions) presents information concerning basic and diluted earnings per share. Because of the loss in each period, diluted loss per share equals basic loss per share.

                                                       QUARTER ENDED
                                                ---------------------------
                                                  APRIL 2,       APRIL 3,
                                                    1999           1998
                                                ------------   ------------
     Net loss...............................      $  (61)        $  (51)
     Preferred stock dividends..............           1             --
                                                  ------         ------
     Net loss applicable to common
       share owners.........................      $  (62)        $  (51)
                                                  ======         ======
     Basic and diluted average common
       shares outstanding...................         423            387
                                                  ======         ======
     Basic and diluted net loss per share
       applicable to common share owners....      $(0.15)        $(0.13)
                                                  ======         ======

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE J - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of bottle and can liquid nonalcoholic refreshments. On April 2, 1999, the Company operated in 46 states in the United States, the District of Columbia, and in the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, Great Britain, Luxembourg, the Netherlands, and most of France (collectively referred to as the "European" territories).

The following presents net operating revenues for the quarters ended April 2, 1999 and April 3, 1998 and long-lived assets as of April 2, 1999 and December 31, 1998 by geographic territory (in millions):

                                     1999                    1998
                            ---------------------   ---------------------
                              NET (A)     LONG-      NET (A)      LONG-
                            OPERATING     LIVED     OPERATING     LIVED
                             REVENUES     ASSETS     REVENUES     ASSETS
                            ---------   ---------   ---------   ---------
     North American ...      $ 2,429     $15,177     $ 2,187     $14,121
     European .........          840       4,596         771       4,726
                             -------     -------     -------     -------
     Consolidated .....        3,269     $19,773     $ 2,958     $18,847
                             =======     =======     =======     =======

     (A) Net operating revenues include the results of companies acquired beginning near or after the dates of acquisition. Therefore, reported information is not indicative of full-year results for periods presented.

The Company has no material amounts of sales or transfers between its North American and European territories and no significant United States export sales.

NOTE K - CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company has guaranteed payment of up to $254 million of indebtedness owed by these manufacturing cooperatives to third parties. At April 2, 1999, these cooperatives had approximately $137 million of indebtedness guaranteed by the Company. The Company has also issued letters of credit aggregating approximately $123 million primarily under self-insurance programs.

The Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussion with counsel, that any ultimate liability would not materially affect the Company's financial position, results of operations, or liquidity.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS BUSINESS SUMMARY

Coca-Cola Enterprises Inc. ("the Company") is the world's largest marketer, distributor, and producer of products of The Coca-Cola Company. The Company also distributes other beverage brands in select markets. The Company sells bottled and canned liquid nonalcoholic refreshments in the United States and Canada through franchise territories in 46 states of the United States, the District of Columbia, and in the 10 provinces of Canada. We also operate in portions of Europe, including Belgium, France, Great Britain, Luxembourg, and the Netherlands.

Management's Discussion and Analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, reached $417 million in the first quarter of 1999, 21% ahead of reported first-quarter 1998 results, and 11% above comparable first-quarter 1998 performance. The combination of realized price increases and moderate volume growth contributed to the first-quarter 1999 performance. We continue to anticipate a 12% comparable cash operating profit growth for full-year 1999.

Management's primary objective is to deliver a superior investment return to our share owners through consistent increases in long-term operating cash flows and profitable increases in sales volume. Our strong brand portfolio combined with our emphasis on local market execution and infrastructure investments drive our consistent long-term growth.

In line with our objective, we manage the volume, net revenues, and cost aspects of our business to maximize profitability while effectively integrating newly acquired territories to ensure consistent long-term growth. During the first quarter of 1999 the Company implemented various pricing initiatives and continued to leverage the infrastructure investments made over the last several years. Additionally, we have continued the integration and expansion of our operations in North America and Europe. In the first quarter of 1999, we acquired seven North American Coca-Cola bottling operations and announced our intent to acquire two bottling operations in the south of France.

Management believes, due to the Company's significant acquisition activity in 1998 and 1999, comparable results are better indicators of current operating trends. Comparable operating results are determined by adjusting reported 1998 performance to include results of significant 1998 and 1999 bottling territory acquisitions for the same periods as reported in 1999. In addition to comparison adjustments for acquisitions, 1998 volume information has been adjusted for one less selling day in first quarter 1999.

Information included in Management's Discussion and Analysis summarize changes in key operating information on a reported and comparable basis for the first quarter of 1999.

CASH OPERATING PROFIT (COP)

In the opinion of management, COP is one of the key standards for measuring our operating performance. COP is used by management as an additional indicator of operating performance and not as a replacement of measures such as cash flows from operating activities and operating income as defined and required by generally accepted accounting principles.

The reported COP growth rate of 21% is affected by the significant number of acquisitions completed in 1998 and 1999. Adjusting for these acquisitions, comparable COP growth was 11% for the first quarter of 1999. Currency exchange rates did not have a material impact on first-quarter 1999 results.

VOLUME

Volume results were driven by growth in brands of The Coca-Cola Company with our strongest growth in Sprite, Coke light/diet Coke, Fanta, and the Company's noncarbonated brand portfolio.

                                                     FIRST-QUARTER 1999
                                                 --------------------------
                                                  REPORTED      COMPARABLE
                                                   CHANGE         CHANGE
                                                 -----------   ------------

     Physical Case Bottle and Can Volume:
       Consolidated ........................         5%             1%
       North American Territories ..........         8%             1%
       European Territories ................        (2)%            2%

The first-quarter 1999 North American volume performance, representing 78% of total physical case volume, reflects the impact of the Company's efforts to increase prices in the take home segments of our business. The European growth is on top of the 14% European growth experienced in the first quarter of 1998.

Our European operations represented 22% of the total physical case volume reported in first- quarter 1999 compared to 24% of the reported volume in first-quarter 1998. The first-quarter 1999 volume contribution from the European territories is lower than first-quarter 1998 because of the many North American operations acquired in mid-1998 and early 1999.

NET OPERATING REVENUES AND COST OF SALES

The Company's first-quarter 1999 net operating revenues exceeded $3.2 billion, reflecting the impact of the Company's significant 1998 and 1999 acquisitions combined with revenue growth in existing territories. In the first quarter of 1999, approximately 74% of total revenues were produced by our operations in North America with the remaining 26% generated by our European group.

                                                    FIRST-QUARTER 1999
                                                --------------------------
                                                 REPORTED      COMPARABLE
                                                  CHANGE         CHANGE
                                                -----------   ------------

     Net Revenues Per Case .................       4.5%             3%
     Cost of Sales Per Case ................       2.5%           1.5%

The net revenues per case growth in the first quarter of 1999 reflected our achieved higher pricing and favorable product, package, and channel mix shifts. Favorable packaging costs were offset by the higher ingredient costs resulting in the 1.5% comparable increase in cost of sales per case.

PER SHARE DATA

In first-quarter 1999, the Company generated basic and diluted net loss from operations of $0.15 per common share as compared to the first quarter of 1998 net loss of $0.13 per common share. This change is primarily due to the incremental fixed costs such as depreciation, amortization, and interest expense related to our increased capital expenditures, our 1998 share repurchase program and the 1998 and 1999 acquisitions. Additionally, the Company issued approximately 22 million shares of common stock in connection with its 1999 acquisitions.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In first-quarter 1999 consolidated selling, delivery, and administrative expenses as a percent of net operating revenues increased to 34.6% from first quarter 1998 results of 33.6%. The increase is primarily the result of depreciation and amortization expenses related to our increased capital spending and investments in bottling operations.

INTEREST EXPENSE

First-quarter 1999 net interest expense increased from reported first-quarter 1998 levels due to higher average debt balances resulting from the Company's 1998 capital spending plan and share repurchase programs. The weighted average interest rate for first-quarter 1999 was 6.7% compared to 7.1% and 6.9% for first-quarter and full-year 1998, respectively.

INCOME TAX BENEFIT

The Company's effective tax rates for the first quarter of 1999 and 1998 were 33% and 36%, respectively. The effective tax rate for full-year 1998 was 33%. The Company's first-quarter 1999 effective tax rate reflects the expected full year 1999 pretax earnings combined with the beneficial tax impact of certain international operations.

                         CASH FLOW AND LIQUIDITY REVIEW

CAPITAL RESOURCES

Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. We believe that short-term and long-term capital resources available to us are sufficient to fund our capital expenditure and working capital requirements, scheduled debt payments, interest and income tax obligations, dividends to our share owners, acquisitions, and share repurchases.

For long-term financing needs, we have available approximately $3.0 billion in registered debt securities for issuance under a registration statement with the Securities and Exchange Commission, $1.8 billion in debt securities under a European Medium Term Note Program, and an additional $1.0 billion in debt securities under a Canadian Medium Term Note Program.

We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. At April 2, 1999, we had approximately $387 million outstanding under credit facilities, with an additional $4.0 billion available for future borrowings. We intend to continue refinancing borrowings under our commercial paper program and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of first-quarter 1999, the Company's debt portfolio was 73% fixed rate debt and 27% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments increased $20 million during first-quarter 1999 from net cash transactions. Our primary uses of cash were for operations of approximately $85 million, capital expenditures totaling $235 million, and long-term debt payments totaling $433 million. Our primary source of cash for first-quarter 1999 was proceeds from the increase in commercial paper and the issuance of long-term debt aggregating $736 million.

Operating Activities: Operating activities resulted in a net cash use of $85 million during first-quarter 1999. The higher depreciation and amortization expense in 1999 results from the effects of increased capital spending and the effects of the 1998 and 1999 acquisitions.

Investing Activities: Net cash used in investing activities results from the Company's continued capital investments. The Company continues to expect full-year 1999 capital expenditures to be approximately $1.6 to $1.7 billion, excluding any effects from the pending acquisitions of two French bottlers.

Financing Activities: The Company continues to refinance portions of its short-term borrowings with longer-term fixed and floating rate debt. In first-quarter 1999, the Company issued $432 million in notes and debentures.

                               FINANCIAL CONDITION

The increase in property, plant, and equipment results from capital expenditures of approximately $235 million in first-quarter 1999 and the 1999 acquisitions. The increase in long-term debt is primarily a result of the financing of our capital expenditures and assumed debt related to our 1999 acquisitions.

In first-quarter 1999 activities in currency markets resulted in a $27 million reduction to the Company's comprehensive income. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S.
dollars will affect the comparability of revenues and expenses between periods.

KNOWN TRENDS AND UNCERTAINTIES

YEAR 2000 COMPLIANCE

Our Year 2000 strategic plan identifies initiatives necessary to minimize failures of electronic systems to process date sensitive information in the Year 2000 and beyond. Our plan is subdivided into six functional areas of the
Company: Sales/Marketing, Human Resources, Cold Drink, Finance, Operations, and Corporate. These functional areas encompass both information technology (IT) systems such as our financial and inventory applications and non-IT systems such as production plant systems. Each functional area plan details specific tasks needed to identify and inventory Year 2000 issues, taking them through assessment, remediation, testing, certification, and implementation. Projects are in various stages of completion. We estimate that approximately 85% of the overall Year 2000 identified issues have been corrected.

As a result of the numerous systems used by companies that we have acquired in recent years and also due to technological enhancements, we have had an ongoing information systems development plan with scheduled replacements throughout the organization. Year 2000 compliance is a result of our development and standardization plans. We have delayed certain IT projects in order to reassign Company resources to the Year 2000 strategic plan. Delayed projects primarily involve IT system enhancements, which are not critical to our business.

An important step in our strategic plan is the coordination of Year 2000 readiness with third parties. We are communicating with our significant suppliers and customers to determine the extent to which the Company and its interface systems are vulnerable if a customer, supplier, or a third party fails to resolve its Year 2000 issues. In the third quarter of 1998, we identified two raw materials/packaging suppliers that appeared to be having difficulty achieving Year 2000 readiness. As a result of follow-up efforts during the fourth quarter of 1998, we believe significant progress has been made by both suppliers to inventory, assess, and remediate Year 2000 problems. We will continue to work with these and all other critical trading partners to understand the associated risks and develop contingency plans, as appropriate.

We continue to plan for business continuity through strategies calling for increasing our inventories at the end of 1999, as well as developing plans to operate manually, if necessary. These plans serve to ensure we can continue to meet our customers' needs for products in the most efficient manner as well as to ensure critical operations can continue to operate effectively. In early April 1999 we conducted Business Continuity Planning workshops with business area representatives resulting in the preliminary development of critical process continuity plans. We expect these plans to be finalized by the end of the second quarter of 1999 and implemented, throughout all of the Company's operations, by the end of the third quarter of 1999.

The following table lists significant systems and our projected completion dates with respect to Year 2000 readiness:


                                                        NORTH
                                                       AMERICAN      EUROPEAN
                                                     ------------  ------------
                                                                1999
                                                     --------------------------
Revenue, billing, and accounts receivable ....       Completed     3rd Qtr. (1)
Order entry and fulfillment...................       3rd Qtr.      3rd Qtr. (1)
Inventory and cost accounting.................       3rd Qtr.      3rd Qtr. (1)
Accounts payable and purchasing...............       Completed     2nd Qtr.
Payroll.......................................       Completed(2)  2nd Qtr. (2)
General ledger................................       Completed     2nd Qtr.
Production processing.........................       3rd Qtr. (3)  3rd Qtr. (3)
Electronic commerce (EDI).....................       3rd Qtr.      3rd Qtr.
Other non-IT systems..........................       2nd Qtr.      2nd Qtr.


(1) We extended the timeline for the completion of projects in France, primarily because of the number of local systems and complexity of integration. We are reasonably sure these Year 2000 enabled applications in France will be implemented in September 1999. All other European systems will be complete in the second quarter of 1999.

(2) The significant payroll systems for North America have been completed and for Europe are on schedule to be completed in the second quarter of 1999. The upgrade of electronic time clocks in North America and Europe will be completed in second-quarter and third-quarter 1999, respectively.

(3) The implementation of production processing systems has been delayed, primarily because of the longer than expected leadtimes required for replacement parts and equipment from manufacturers. Additionally, challenges in scheduling manufacturer representative technical personnel to perform specific work have caused some delays.

In addition, we will be performing business unit systems integration testing throughout the second, third, and fourth quarters of 1999 to provide additional assurance and confidence in the Year 2000 work performed.

We have incurred approximately $25 million to date in the implementation of our Year 2000 strategic plan for both IT and non-IT systems of which $7 million has been capitalized. The total cost through completion of our Year 2000 plan is estimated to be in the range of $33 to $38 million. Plan costs have been budgeted in either our regular operating budget or our capital expenditures budget. Our projected costs are based on management's best estimates and actual results could differ as the plan continues to be implemented.

We believe necessary modifications and replacements of our critical IT and non-IT systems will be completed in a timely manner. If for any reason our critical service providers, suppliers, or customers are unable to resolve their Year 2000 issues, such matters could have a material impact on the Company's results of operations. Specifically, the absence of Year 2000 readiness by raw materials/packaging suppliers could impact the availability and expected costs of raw materials.

EURO CURRENCY CONVERSIONS

On January 1, 1999, certain member countries of the European Union established fixed conversion rates between existing currencies and the European Union's common currency ("euro"). The Company conducts business in several of the member countries. The transition period for the introduction of the euro will be between January 1, 1999, and June 30, 2002.

The euro conversion may have long-term competitive pricing implications by creating cross-border product price transparency among the countries of the European Union. We have begun to implement and adjust our pricing and marketing initiatives to ensure we remain competitive in the broader European market.

We have also established a multifunctional task force engaged to address the issues involved with the introduction of the euro. The issues facing the Company include converting information technology systems, adapting business processes and equipment such as vending machines, reassessing currency risk, and processing tax and accounting records. Additionally, the Company is at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the euro conversion.

Based upon progress to date, the Company believes use of the euro will not have a significant impact on the manner in which it conducts business or processes its business and accounting records. However, due to the numerous uncertainties, we cannot reasonably estimate the long-term effects one common currency may have on pricing and costs, or the resulting impact, if any, on financial condition or results of operations.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998. This statement requires that all derivatives be recorded at fair market values on the balance sheet and establishes new accounting rules for hedging instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; early adoption is allowed. The Company is conducting an evaluation of hedging policies and strategies for existing derivatives and any future derivative transactions. Those decisions will impact derivative financial contracts at December 31, 1999 and the amount, if any, of the cumulative effect from the change in accounting principle at date of adoption on net income and other comprehensive income as well as the effects on the future operating results or financial position of the Company.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are lower than expected net pricing resulting from increased marketplace competition, material changes in levels of funding historically provided under various programs with The Coca-Cola Company, or our inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, an inability to meet projections for performance in newly acquired territories, unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 noncompliance by customers and/or suppliers, unexpected costs or effect on European sales associated with conversion to the common European currency (the euro), and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 19 of the Company's Annual Report for the fiscal year ended December 31, 1998.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In February 1999 The Coca-Cola Bottling Company of Memphis, Tennessee ("CCBC of Memphis"), a subsidiary of the Company, paid approximately $168,000 as its portion of estimated remediation costs under a CERCLA Section 106 Order issued by the Environmental Protection Agency ("EPA") with respect to the South 8th Street Landfill site in West Memphis, Arkansas and the Gurley Pit Superfund site in Edmondson, Arkansas. The potentially responsible parties ("PRPs"), including CCBC of Memphis, are still negotiating with the EPA for a Consent Decree that might provide for more favorable settlement terms for the PRPs.

In January 1999, BCI Coca-Cola Bottling Company of Los Angeles ("BCICCBC"), a subsidiary of the Company, was named a PRP in connection with the remediation of the Casmalia Superfund site in Santa Barbara, California. BCICCBC cannot yet determine whether it will incur liability at this site and, if so, whether such liability would be material.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of share owners was held on Friday, April 23, 1999 in Wilmington, Delaware at which the following matters were submitted to a vote of the share owners of the Company:

(a) Votes cast for or withheld regarding the election/re-election of Directors for terms expiring in:

                                                         FOR        WITHHELD
                                                     -----------   ----------
     2001
     ----
     James E. Chestnut.......................        382,306,394   7,636,192

     2002
     ----
     John L. Clendenin.......................        382,984,961   6,957,625
     Joseph R. Gladden, Jr...................        383,253,104   6,689,482
     John E. Jacob...........................        383,263,043   6,679,543
     Summerfield K. Johnston, Jr.............        383,258,420   6,684,166
     Robert A. Keller........................        382,521,443   7,421,143

     Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

     TERM EXPIRING IN 2000               TERM EXPIRING IN 2001
     ---------------------               ---------------------

     Howard G. Buffett                   J. Trevor Eyton
     Johnnetta B. Cole                   L. Phillip Humann
     Claus M. Halle                      Scott L. Probasco, Jr.
     Jean-Claude Killy
     Henry A. Schimberg

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

                                                                       BROKER
         PROPOSAL                FOR         AGAINST      ABSTAIN    NON-VOTES
--------------------------   -----------   -----------   ---------   ----------

Approval of the 1999 Stock
  Option Plan ............   330,481,953   53,823,086    5,637,547           --

Approval of the Long-Term
  Incentive Plan..........   353,335,753   11,216,248    5,715,125   19,675,460

Approval of the Executive
  Management Incentive
  Plan ...................   351,744,290   12,642,168    5,880,668   19,675,460

Ratification of the
  Appointment of
  Independent Auditors ...   382,466,336    1,334,740    6,141,510           --

Share-owner's proposal
  to create an independent
  nominating committee ...    49,160,209  311,370,023    9,736,894   19,675,460




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT                                             INCORPORATED BY REFERENCE
NUMBER                 DESCRIPTION                  OR FILED HEREWITH
-------  ----------------------------------------   ----------------------------

  3      Bylaws  of  Coca-Cola  Enterprises  Inc.   Exhibit 4.2 to the Company's
         as  amended through April 23, 1999         Registration   Statement  on
                                                    Form S-8, No. 333-77801

 12      Statements regarding computations of
         ratios                                     Filed Herewith

 27      Financial  Data  Schedule for
         the quarter ended April 2, 1999            Filed Herewith

(b)  Reports on Form 8-K:

During first-quarter 1999 the Company filed the following current reports on Form 8-K:

 DATE OF REPORT                           DESCRIPTION
-----------------   ------------------------------------------------------------

October 28, 1998    Terms agreement, filed  February 8, 1999,  relating  to  the offer and sale of the Company's 5.75% Notes Due 2008.

January 19, 1999    Reporting   fourth-quarter   and  full-year  1998 results of
                    operations  and  a  summary  of  key financial results filed
                    January 22, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COCA-COLA ENTERPRISES INC.
                                  (Registrant)



Date: May 11, 1999                /s/ Patrick J. Mannelly
                                  --------------------------------------------
                                  Patrick J. Mannelly
                                  Vice President and Chief Financial Officer




Date: May 11, 1999                /s/ Michael P. Coghlan
                                  --------------------------------------------
                                  Michael P. Coghlan
                                  Vice President, Controller and
                                    Principal Accounting Officer