Form 10-Q
period 1999-07-02
COCA COLA ENTERPRISES INC
filed 1999-08-13
CIK 804055

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ___________


                                   FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended July 2, 1999

                                       or

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

                  Yes       [X]               No      [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock.

      424,968,488 Shares of $1 Par Value Common Stock as of August 6, 1999

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                         FOR QUARTER ENDED JULY 2, 1999




                                      INDEX


                                                                           PAGE
                                                                           ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations for the
          Quarters ended July 2, 1999 and July 3, 1998 ............         1

        Condensed Consolidated Statements of Operations for the
          Six Months ended July 2, 1999 and July 3, 1998 ..........         2

        Condensed Consolidated Balance Sheets as of July 2, 1999
          and December 31, 1998 ...................................         3

        Condensed Consolidated Statements of Cash Flows for the
          Six Months ended July 2, 1999 and July 3, 1998 ..........         5

        Notes to Condensed Consolidated Financial Statements ......         6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...............................        13

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...........................        22


Signatures ........................................................        23

Part I.  Financial Information

Item 1.  Financial Statements


                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited; in millions except per share data)



                                                              QUARTER ENDED
                                                          ---------------------
                                                           JULY 2,      JULY 3,
                                                            1999         1998
                                                          --------     --------

NET OPERATING REVENUES ................................    $3,797       $3,687
Cost of sales .........................................     2,433        2,297
                                                           ------       ------

GROSS PROFIT ..........................................     1,364        1,390
Selling, delivery, and administrative expenses ........     1,127        1,048
                                                           ------       ------

OPERATING INCOME ......................................       237          342
Interest expense, net .................................       186          170
Other nonoperating expenses, net ......................         1           --
                                                           ------       ------

INCOME BEFORE INCOME TAXES ............................        50          172
Income tax expense ....................................        16           61
                                                           ------       ------

NET INCOME ............................................        34          111
Preferred stock dividends .............................         1           --
                                                           ------       ------

NET INCOME APPLICABLE TO COMMON SHARE OWNERS ..........    $   33       $  111
                                                           ======       ======

BASIC NET INCOME PER SHARE APPLICABLE TO COMMON
  SHARE OWNERS ........................................    $ 0.08       $ 0.28
                                                           ======       ======

DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON
  SHARE OWNERS ........................................    $ 0.08       $ 0.27
                                                           ======       ======

DIVIDENDS PER SHARE APPLICABLE TO COMMON SHARE             $ 0.04       $ 0.04
  OWNER ...............................................    ======       ======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited; in millions except per share data)



                                                             SIX MONTHS ENDED
                                                          ---------------------
                                                           JULY 2,      JULY 3,
                                                            1999         1998
                                                          --------     --------
NET OPERATING REVENUES ................................    $7,066       $6,645
Cost of sales .........................................     4,476        4,173
                                                           ------       ------

GROSS PROFIT ..........................................     2,590        2,472
Selling, delivery, and administrative
  expenses ............................................     2,258        2,041
                                                           ------       ------

OPERATING INCOME ......................................       332          431
Interest expense, net .................................       373          338
                                                           ------       ------

INCOME (LOSS) BEFORE INCOME TAXES .....................       (41)          93
Income tax expense (benefit) ..........................       (14)          33
                                                           ------       ------

NET INCOME (LOSS) .....................................       (27)          60
Preferred stock dividends .............................         2           --
                                                           ------       ------

NET INCOME (LOSS) APPLICABLE TO COMMON
  SHARE OWNERS ........................................    $  (29)      $   60
                                                           ======       ======

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE
  APPLICABLE TO COMMON SHARE OWNERS ...................    $(0.07)      $ 0.15
                                                           ======       ======

DIVIDENDS PER SHARE APPLICABLE TO COMMON SHARE
  OWNERS ..............................................    $ 0.08       $0.065
                                                           ======       ======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)


                                                       JULY 2,     DECEMBER 31,
                                ASSETS                  1999           1998
                                                     -----------   ------------
                                                     (Unaudited)

CURRENT
  Cash and cash investments, at cost
    approximating market .........................     $   142        $    68
  Trade accounts receivable, less
    reserves of $59 and $57 million,
    respectively .................................       1,495          1,337
  Inventories:
    Finished goods ...............................         441            373
    Raw materials and supplies ...................         266            170
                                                       -------        -------
                                                           707            543
  Prepaid expenses and other current
    assets .......................................         391            337
                                                       -------        -------
      Total Current Assets .......................       2,735          2,285

PROPERTY, PLANT, AND EQUIPMENT
  Land ...........................................         355            349
  Buildings and improvements .....................       1,263          1,237
  Machinery and equipment ........................       6,570          6,068
                                                       -------        -------
                                                         8,188          7,654
  Less allowances for depreciation ...............       3,226          2,956
                                                       -------        -------
                                                         4,962          4,698
  Construction in progress .......................         239            193
                                                       -------        -------
    Net Property, Plant, and
      Equipment ..................................       5,201          4,891

FRANCHISES AND OTHER NONCURRENT ASSETS, NET ......      14,608         13,956
                                                       -------        -------

                                                       $22,544        $21,132
                                                       =======        =======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In millions except share data)


                                                       JULY 2,     DECEMBER 31,
LIABILITIES AND SHARE-OWNERS' EQUITY                    1999           1998
                                                     -----------   ------------
                                                     (Unaudited)
CURRENT
  Accounts payable and accrued
    expenses .....................................     $ 2,330        $ 2,257
  Current portion of long-term debt                      1,776          1,140
                                                       -------        -------
      Total Current Liabilities ..................       4,106          3,397

LONG-TERM DEBT, LESS CURRENT MATURITIES ..........       9,480          9,605

RETIREMENT AND INSURANCE PROGRAMS
  AND OTHER LONG-TERM OBLIGATIONS ................       1,025            977

LONG-TERM DEFERRED INCOME TAX LIABILITIES ........       4,987          4,715

SHARE-OWNERS' EQUITY
  Preferred stock ................................          49             49
  Common stock, $1 par value -
    Authorized - 1,000,000,000 shares;
    Issued - 447,937,161 and
      446,319,946 shares, respectively ...........         448            446
  Additional paid-in capital .....................       2,649          2,190
  Reinvested earnings ............................         395            458
  Accumulated other comprehensive income (loss) ..         (61)            (2)
  Common stock in treasury, at cost
    (23,069,205 and 44,865,214
    shares, respectively) ........................        (534)          (703)
                                                       -------        -------
      Total Share-Owners' Equity .................       2,946          2,438
                                                       -------        -------

                                                       $22,544        $21,132
                                                       =======        =======

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)


                                                            SIX MONTHS ENDED
                                                         ---------------------
                                                          JULY 2,      JULY 3,
                                                           1999         1998
                                                         --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ..................................    $   (27)     $    60
  Adjustments to reconcile net income
    (loss) to net cash derived from
    operating activities:
      Depreciation ...................................        437          342
      Amortization ...................................        222          182
      Deferred income tax benefit ....................        (47)         (21)
      Net changes in current assets and
        current liabilities ..........................       (356)        (364)
      Other ..........................................         55           36
                                                          -------      -------
  Net cash derived from operating activities .........        284          235

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in capital assets ......................       (601)        (838)
  Fixed asset disposals ..............................          2            3
  Cash investments in bottling operations,
    net of cash acquired .............................        (10)        (208)
  Other investing activities .........................        (45)         (68)
                                                          -------      -------
  Net cash used in investing activities ..............       (654)      (1,111)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in commercial paper ...................        507          648
  Issuance of long-term debt .........................        703        2,048
  Payments on long-term debt .........................       (877)      (1,806)
  Stock purchases for treasury .......................         (1)         (51)
  Cash dividend payments on common and
    preferred stock ..................................        (36)         (26)
  Exercise of employee stock options .................         27           14
  Cash received on currency hedges ...................        121           31
                                                          -------      -------
  Net cash derived from financing activities .........        444          858
                                                          -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH
  INVESTMENTS ........................................         74          (18)
  Cash and cash investments at beginning
    of period ........................................         68           45
                                                          -------      -------

CASH AND CASH INVESTMENTS AT END OF PERIOD ...........    $   142      $    27
                                                          =======      =======

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Investments in bottling operations:
    Fair value of assets acquired ....................    $ 1,146      $ 2,126
    Debt issued and assumed ..........................       (114)        (497)
    Other liabilities assumed ........................       (425)        (800)
    Equity issued ....................................       (597)        (621)
                                                          -------      -------
    Cash paid, net of cash acquired ..................    $    10      $   208
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

NOTE B - SEASONALITY OF BUSINESS

Operating results for the second quarter and six months ended July 2, 1999 are not indicative of results that may be expected for the year ending December 31, 1999 because of business seasonality and the nonrecurring recall costs discussed in Note C. Business seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality. In addition, the first half of 1999 includes one fewer selling day than the first half of 1998, influencing period comparisons.

NOTE C - NONRECURRING COSTS

In June 1999 the Company recalled product in certain parts of Europe. Approximately 17 million unit cases of product were impacted by the product recall, less than one percent of the Company's total annual volume. Recall costs of approximately $103 million consist primarily of recalled product costs, destruction costs, third party costs, warehousing costs, and pick-up/delivery costs. The amount does not include any financial impact related to lost sales or the potential impact on future sales although the Company's operating results are impacted by these items. The Company is investigating potential reimbursement by insurance and/or third parties; however, second-quarter 1999 results do not include any potential reimbursement. Details of the nonrecurring costs are as follows (in millions):

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE C - NONRECURRING COSTS (CONTINUED)

                                                                       ACCRUAL
                                                     NONRECURRING    BALANCE AT
                                                         COSTS      JULY 2,1999
                                                     ------------   ------------
  COST OF SALES
  Costs of recalled product (including taxes and
    third party handling) ........................       $ 59           $ 12
  Destruction, transportation, and warehousing
    costs ........................................         32             32
                                                         ----           ----
  TOTAL COST OF SALES ............................         91             44

  SELLING, DELIVERY, AND ADMINISTRATIVE
  Other selling costs ............................          7              7
  Other legal, delivery, and administrative costs.          5              4
                                                         ----           ----
  TOTAL SELLING, DELIVERY, AND ADMINISTRATIVE ....         12             11

                                                         ----           ----
  TOTAL ..........................................       $103           $ 55
                                                         ====           ====


NOTE D - ACQUISITIONS

In the first six  months  of 1999 the  Company  completed  the  following  seven
acquisitions   in  the  United  States  for  an  aggregate   purchase  price  of
approximately $630 million:

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

  -   Montgomery Coca-Cola Bottling Company, Inc., operating in Alabama, and

  - Perryton Coca-Cola Bottling Company, Inc., operating in the panhandles of Texas and Oklahoma.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE D - ACQUISITIONS (CONTINUED)

These acquisitions were funded through a combination of cash, assumed debt, and shares of the Company's common stock from treasury. The purchase method of accounting has been used, and accordingly, the results of operations of the acquired companies are included in the Company's Condensed Consolidated Statements of Operations beginning on or near the dates of acquisition. In addition, the assets and liabilities of companies acquired are included in the Company's Condensed Consolidated Balance Sheet at their estimated fair values on the dates of acquisition.

On July 30, 1999, the Company also completed the acquisitions of Sud Boissons S.A. and Societe Boissons Gazeuses de la Cote d'Azur, both of which operate in southern France, for approximately $100 million in cash and assumed debt.

NOTE E - LONG-TERM DEBT

Long-term debt balances, including current maturities, are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                       JULY 2,     DECEMBER 31,
                                                        1999           1998
                                                    ------------   ------------
  U.S. commercial paper (weighted
    average rates of 4.1% and 4.5%)(A) ..........      $ 2,028        $ 1,572
  Canadian dollar commercial paper
    (weighted average rates of 4.9%
    and 5.1%) ...................................          766            626
  Canadian dollar notes payable
    (weighted average rate of 5.7%)(B) ..........          342             --
  Notes due 1999 - 2037 (weighted
    average rate of 6.8%) .......................        2,150          2,150
  Debentures due 2012 - 2098 (weighted
    average rate of 7.4%) .......................        3,800          3,800
  8.35% zero coupon notes due 2020
    (net of unamortized discount of
    $1,584 and $1,598, respectively) ............          348            334
  Euro notes due 2002 - 2011 (weighted
    average rate of 7.2%) .......................        1,170          1,199
  Various foreign currency debt .................          419            869
  Additional debt ...............................          233            178
                                                       -------        -------
    Long-term debt including effect
      of net asset positions of currency
      swaps .....................................       11,256         10,728
    Net asset positions of currency swap
      agreements(C) .............................           --             17
                                                       -------        -------
                                                       $11,256        $10,745
                                                       =======        =======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE E - LONG-TERM DEBT (CONTINUED)

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to July 2, 1999 are as follows (in millions): 2000 - $1,776; 2001 - $284; 2002 - $2,307; 2003 - $771; and 2004 - $550.

(A) At July 2, 1999 and December 31, 1998, $1,375 million and $1,352 million of the Company's U.S. commercial paper had been effectively exchanged into non-U.S. dollar obligations through currency swap arrangements. These currency swap arrangements provide for the exchange of U.S. dollars into Belgian francs, Canadian dollars, French francs, Dutch florins, and British pounds sterling and also provide for the periodic exchange of interest payments. The Company intends to renew these short-term currency swap arrangements as they expire. These currency swap arrangements hedge net investments in international subsidiaries.

(B) During the first six months of 1999 the Company issued $234 million of 5.65% Notes due 2004 and $100 million of 5.85% Notes due 2009 under a Canadian Medium Term Note Program.

(C) The net asset positions of currency swap agreements are included in the balance sheet as assets.

The Company has domestic and international credit facilities to support its commercial paper programs and other borrowings as needed. At July 2, 1999 and December 31, 1998, the Company had $275 million and $687 million, respectively, of short-term borrowings outstanding under these credit facilities. At July 2, 1999 and December 31, 1998, the Company has approximately $4.1 billion and $3.8 billion, respectively, of amounts available under domestic and international credit facilities.

At July 2, 1999 and December 31, 1998, approximately $2.3 billion and $2.4 billion, respectively, of borrowings due in the next 12 months was classified as maturing after one year due to the Company's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At July 2, 1999 and December 31, 1998, the Company had available for issuance approximately $3.0 billion in registered debt securities under a registration statement with the Securities and Exchange Commission. At July 2, 1999 and December 31, 1998, the Company had available for issuance approximately $1.8 billion and $1.3 billion, respectively, in debt securities under a Euro Medium Term Note Program and approximately $1.0 billion at July 2, 1999 available for issuance under a Canadian Medium Term Note Program.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE F - INCOME TAXES

The Company's effective tax rates for the first six months of 1999 and 1998 were 33% and 36%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                             SIX MONTHS ENDED
                                                          ---------------------
                                                           JULY 2,      JULY 3,
                                                            1999         1998
                                                          --------     --------
  U.S. federal statutory expense ......................     $ 22         $ 32
  State benefit, net of federal expense ...............       (1)          --
  Taxation of European and Canadian operations, net....      (42)          (7)
  Valuation allowance provision .......................        4            4
  Nondeductible items .................................        3            3
  Other, net ..........................................       --            1
                                                            ----         ----
                                                            $(14)        $ 33
                                                            ====         ====


NOTE G - STOCK-BASED COMPENSATION PLANS

The Company granted approximately 6.3 million service-vested stock options to certain executive and management level employees and non-employee officers and members of the Board of Directors during the first six months of 1999. These options vest over a period of up to nine years and expire ten years from the date of grant. Certain option grants contain provisions that allow for accelerated vesting if various stock performance criteria are met. Of the total options granted, 3.3 million were granted at an exercise price equal to the fair market value of the stock on the grant date, and 3.0 million were premium-priced options.

An aggregate 1.6 million shares of common stock were issued during the first six months of 1999 from the exercise of stock options.

NOTE H - PREFERRED STOCK

In connection with the June 1998 acquisition of The Coca-Cola Bottling Company of Bellingham and the August 1998 acquisition of Great Plains Bottlers and Canners, Inc., the Company issued 96,900 of 120,000 shares of $1 par value voting convertible preferred stock authorized ("Bellingham series") and issued 392,464 of 450,000 shares of $1 par value voting convertible preferred stock authorized ("Great Plains series"). The Bellingham series pays quarterly dividends equaling 4% annually and the Great Plains series pays quarterly dividends equaling 8% annually. Both series have stated values of $100 per share and the holders have the option to convert each share into a number of shares of the Company's common stock based on the stated value divided by a defined conversion date price, which approximates the average closing sales price per share at date of conversion. The Bellingham series must be converted no later than June 30, 2001 and the Great Plains series must be converted no later than August 7, 2003. As of July 2, 1999, no shares of either series had been converted.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE I - COMPREHENSIVE INCOME (LOSS)

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

                                            QUARTER ENDED     SIX MONTHS ENDED
                                         ------------------  ------------------
                                          JULY 2,   JULY 3,   JULY 2,   JULY 3,
                                           1999      1998      1999      1998
                                         --------  --------  --------  --------
Net income (loss) ....................     $ 34      $111      $(27)     $ 60

Currency items, including tax effects
  of hedges ..........................      (32)        9       (59)      (11)
                                           ----      ----      ----      ----
Comprehensive income (loss) ..........     $  2      $120      $(86)     $ 49
                                           ====      ====      ====      ====


NOTE J - EARNINGS PER SHARE

The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions).

                                             QUARTER ENDED     SIX MONTHS ENDED
                                          ------------------  ------------------
                                           JULY 2,   JULY 3,   JULY 2,   JULY 3,
                                            1999      1998      1999      1998
                                          --------  --------  --------  --------
Net income (loss) .....................    $   34    $  111    $  (27)   $   60
Preferred stock dividends .............         1        --         2        --
                                           ------    ------    ------    ------
Basic and diluted net income (loss)
  applicable to common share owners....    $   33    $  111    $  (29)   $   60
                                           ======    ======    ======    ======
Basic average common shares
  outstanding .........................       426       394       424       390
Effect of dilutive securities:
  Stock compensation awards ...........        11        13        --        14
                                           ------    ------    ------    ------
Diluted average common shares
  outstanding .........................       437       407       424       404
                                           ======    ======    ======    ======
Basic net income (loss) per share
  applicable to common share owners....    $ 0.08    $ 0.28    $(0.07)   $ 0.15
                                           ======    ======    ======    ======

Diluted net income (loss) per share
  applicable to common share owners....    $ 0.08    $ 0.27    $(0.07)   $ 0.15
                                           ======    ======    ======    ======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE K - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of bottle and can liquid nonalcoholic refreshments. On July 2, 1999, the Company operated in 46 states in the United States, the District of Columbia, and in the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, Great Britain, Luxembourg, the Netherlands, and most of France (collectively referred to as the "European" territories).

The following presents net operating revenues for the six months ended July 2, 1999 and July 3, 1998 and long-lived assets as of July 2, 1999 and December 31, 1998 by geographic territory (in millions):

                                         1999                      1998
                                ----------------------    ----------------------
                                 NET (A)       LONG-       NET (A)       LONG-
                                OPERATING      LIVED      OPERATING      LIVED
                                 REVENUES      ASSETS      REVENUES      ASSETS
                                ---------    ---------    ---------    ---------
North American ..............    $ 5,299      $15,298      $ 4,937      $14,121
European ....................      1,767        4,511        1,708        4,726
                                 -------      -------      -------      -------
Consolidated ................    $ 7,066      $19,809      $ 6,645      $18,847
                                 =======      =======      =======      =======

(A) Because of acquisitions, business seasonality, and sales prohibitions resulting from the product recall, reported results may not be indicative of full-year results for periods presented.

The Company has no material amounts of sales or transfers between its North American and European operations and no significant United States export sales.

NOTE L - COMMITMENTS AND CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company has guaranteed payment of up to $254 million of indebtedness owed by these manufacturing cooperatives to third parties. At July 2, 1999, these cooperatives had approximately $133 million of indebtedness guaranteed by the Company. The Company has letters of credit outstanding aggregating approximately $129 million under self-insurance programs.

The Company's bottler in Canada, which was acquired in 1997, is being audited for the years 1990 through 1996 by Canadian taxing authorities. Although it is early in the examination, the authorities have raised issues that could result in an assessment of additional taxes. The bottler believes it has substantial defenses to the issues being raised, however, it is too early to accurately predict the amount of any ultimate assessment or the final outcome of this matter. If an assessment were made, the authorities by law may require as much as one-half of any amount assessed to become immediately due and payable while the bottler pursues an appeal.

The Company is a defendant in various matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company's financial position, results of operations, or liquidity.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, was $574 million in the second quarter of 1999, below second-quarter 1998 results entirely due to the nonrecurring costs and lost sales associated with the product recall in certain parts of Europe. Excluding the product recall costs of $103 million, second-quarter 1999 cash operating profit grew 6% over acquisition adjusted second-quarter 1998 results. The comparable second-quarter results reflect the combination of higher prices and improved operating leverage in our North American territories offsetting a decline in volume in both North America and Europe.

NONRECURRING PRODUCT RECALL COSTS

In June 1999 the Company withdrew certain products in its European territories because of quality concerns. The sources of the problems were sulfur compounds in some products manufactured in one of our Belgian production facilities and odors on cans. Since addressing these quality issues and reintroducing the products, the Company has not experienced any recurrence of these quality issues. The products and other related materials recalled are being destroyed in an environmentally responsible way. The quantities of product being destroyed are significant and exceed available capacity in the market. Under the current destruction methods, the completion of this task will likely extend into the year 2000.

The Company incurred approximately $103 million of nonrecurring costs in connection with the recall, approximately $91 million was expensed in cost of sales with the remaining amount in selling, delivery, and administrative expenses, as detailed in Note C to the condensed consolidated financial statements. These one-time costs consist primarily of the cost of product recalled, fees associated with the destruction of affected packages, costs to warehouse the product prior to destruction, third party costs, and expenses associated with pick-up and redelivery. The Company is investigating potential reimbursement by insurance and/or third parties; however, second-quarter 1999 results do not include any potential reimbursement.

Additionally, these costs do not include any financial impact related to lost sales or the recall's potential impact on future sales.

STRATEGIC INITIATIVES

In line with our objective to deliver a superior investment return to our share owners, we manage the volume, net revenues, and cost aspects of our business to maximize profitability while effectively integrating newly acquired territories to ensure consistent long-term growth. During the first half of 1999 the Company implemented various pricing initiatives and continued to leverage the infrastructure investments made over the last several years. Additionally, we have continued the integration and expansion of our operations. In the first quarter of 1999, we acquired seven North American Coca-Cola bottling operations. On July 30, 1999, we completed our acquisition of two bottling operations in the south of France.

COMPARABLE RESULTS

Management believes comparable results are better indicators of current operating trends. Comparable operating results are determined by adjusting reported 1998 performance to include results of significant 1998 and 1999 bottling territory acquisitions for the same periods as reported in 1999 and to exclude the nonrecurring product recall costs from the 1999 reported results. Comparable results have not been adjusted for the impact of sales lost during the period we were prohibited from selling products in Europe during the second quarter of 1999. In addition to comparison adjustments for acquisitions, volume information for the first half of 1998 has been adjusted for one fewer selling day in 1999.

CASH OPERATING PROFIT (COP)

In the opinion of management, COP is one of the key standards for measuring our operating performance. COP is used by management as a primary indicator of operating performance and not as a replacement of measures such as cash flows from operating activities and operating income as defined and required by generally accepted accounting principles.

In the first six months of 1999, COP was $991 million, up 4% from reported six-month 1998 results. The first six months of 1999 had one fewer selling day than the first six months of 1998. The reported COP growth rate is affected by nonrecurring product recall costs and the significant number of acquisitions completed in 1998 and 1999. Excluding the nonrecurring product recall costs, six-month 1999 COP exceeded comparable six-month 1998 results by 8%. It is too early for us to predict the impact of lost sales from the recall initiative on full-year results. Accordingly, we are unable to re-affirm our intentions for full-year 1999 comparable cash operating profit growth of 12% at this time, however, we anticipate that the situation will not materially affect financial results in the year 2000 and beyond.

VOLUME

Volume results were impacted by our strategic initiative directed toward increased prices and the prohibition from sales during the product recall.

-------------------------------------------------------------------------------
                                      SECOND-QUARTER 1999     SIX-MONTHS 1999
                                     --------------------  --------------------
                                     REPORTED  COMPARABLE  REPORTED  COMPARABLE
                                      CHANGE     CHANGE     CHANGE     CHANGE
-------------------------------------------------------------------------------
Physical Case Bottle and Can
  Volume:
    Consolidated .................     (1)%       (6)%        2%        (3)%
    North American Territories ...      1%        (5)%        4%        (3)%
    European Territories .........     (7)%       (7)%       (5)%       (3)%
-------------------------------------------------------------------------------

In the first half and second quarter of 1999, North America represented 78% of total physical case volume and Europe contributed the remaining 22%. The second-quarter 1999 North American volume performance reflects the impact of the Company's efforts to increase prices in the take home segments of our business and is impacted by the 9% volume growth experienced in the second quarter of 1998.

The second-quarter 1999 European volume performance primarily reflects the impact of the product recall in our European operations. Volume in Great Britain, where no product was recalled, increased 6% in the second quarter of 1999, including a 9% increase in the month of June when the recall occurred in other parts of our European territories. Our territory most affected by the product recall, the Benelux region encompassing Belgium, Luxembourg, and the Netherlands, experienced a decline of 29% in the second quarter of 1999 and a decrease of almost 70% in the month of June.

NET OPERATING REVENUES AND COST OF SALES

The Company's second-quarter 1999 net operating revenues increased 3% to almost $3.8 billion, reflecting the impact of the Company's 1998 and 1999 acquisitions and 1999 price increases offset by the Company's volume declines. Six-month 1999 operating revenues increased 6% to $7.1 billion. Our operations in North America represented 76% and 75% of second-quarter and six-month 1999 net operating revenues, respectively, with Europe generating the remaining percentages.

Comparable net revenues per physical case to retailers (bottle and can) grew 4.5% for second-quarter 1999 and 4% for the first six months of 1999. Net revenues per case to retailers growth in the second quarter of 1999 reflected our achieved higher pricing and favorable product, package, and channel mix shifts.

Reported cost of sales per physical case (bottle and can) increased 5% for second-quarter 1999 and 4% for the first six months of 1999. Cost of sales per case as reported is significantly impacted by the nonrecurring product recall costs. Comparable cost of sales per physical case, which eliminates the impact of the nonrecurring product recall costs, decreased 0.5% for second-quarter 1999 and increased 0.5% for the first six months of 1999.

PER SHARE DATA

In the second quarter of 1999, net income applicable to common share owners was $33 million, or $0.08 per common share. Excluding the nonrecurring product recall costs of $103 million pretax, or $0.16 per share after tax, net income per diluted share was $0.24 as compared to reported second-quarter 1998 diluted net income of $0.27 per common share. In the first six months of 1999, the net loss applicable to common share owners was $29 million or a loss of $0.07 per common share. Excluding the nonrecurring product recall costs, net income per diluted share was $0.09 compared to reported 1998 diluted net income of $0.15 per common share.

In addition to the nonrecurring product recall costs and the associated lost sales, the change in net income per share is effected by the incremental fixed costs such as depreciation, amortization, and interest expense related to our increased capital expenditures, our 1998 share repurchase program and the 1998 and 1999 acquisitions. Additionally, the Company issued approximately 22 million shares of common stock in connection with its 1999 acquisitions.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In second-quarter 1999, consolidated selling, delivery, and administrative expenses as a percent of net operating revenues increased to 30% from second-quarter 1998 results of 28%. Year-to-date 1999 consolidated selling, delivery, and administrative expenses as a percent of net operating revenues increased to 32% from 31% for the first half of 1998. These increases are primarily the result of the nonrecurring product recall costs combined with depreciation and amortization expenses related to our increased capital spending and investments in bottling operations.

INTEREST EXPENSE

Second-quarter and year-to-date 1999 net interest expense increased from reported 1998 levels due to higher average debt balances from the Company's 1998 acquisitions, capital spending and share repurchase programs. The weighted average interest rate for the second quarter and first half of 1999 was 6.6%, compared to 6.9% and 7.0% in the second quarter and first six months of 1998, respectively.

INCOME TAX

The Company's effective tax rates for the first six months of 1999 and 1998 were 33% and 36%, respectively. The effective tax rate for full-year 1998 was 33%. The Company's second-quarter 1999 effective tax rate reflects the expected full-year 1999 pretax earnings combined with the beneficial tax impact of certain international operations.

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

We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. At July 2, 1999, we had approximately $275 million outstanding under credit facilities, with an additional $4.1 billion available for future borrowings. We intend to continue refinancing borrowings under our commercial paper program and our short-term credit facilities with longer-term fixed and floating rate financings.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments increased $74 million during the first half of 1999 from net cash transactions. Our primary sources of cash during the first six months of 1999 were proceeds from the issuance of debt and the increase in commercial paper aggregating $1.2 billion, and proceeds from our operations of approximately $284 million. Our primary uses of cash were for capital expenditures totaling $601 million, and long-term debt payments totaling $877 million.

Operating Activities: Operating activities resulted in $284 million of net cash provided during the first half of 1999 compared to $235 million provided by operations in the first six months of 1998. The higher depreciation and amortization expense in 1999 results from the effects of increased capital spending and the effects of the 1998 and 1999 acquisitions.

Investing Activities: Net cash used in investing activities resulted from the Company's continued capital investments in its infrastructure and the acquisitions of bottling operations. The Company expects to spend between $1.6 billion and $1.7 billion in 1999 on capital expenditures.

Financing Activities: The Company borrowed a net $507 million under its commercial paper program to satisfy seasonal working capital needs and other short-term financing requirements. The Company continues to refinance portions of its short-term borrowings with longer-term fixed and floating rate debt. In the first half of 1999, the Company issued $703 million in notes and debentures. Cash received on currency hedges results from settlements of currency swap agreements, including hedges on net investments in international subsidiaries.

                               FINANCIAL CONDITION

The increase in property, plant, and equipment results from capital expenditures of approximately $600 million in the first half of 1999 and the 1999 acquisitions. The increase in long-term debt is primarily a result of the financing of our capital expenditures, funding of the share repurchase program, and our 1999 acquisitions.

In the first half of 1999 activities in currency markets resulted in a $59 million reduction to the Company's comprehensive income. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars will affect the comparability of revenues and expenses between periods.

                         KNOWN TRENDS AND UNCERTAINTIES

YEAR 2000 COMPLIANCE

Our Year 2000 strategic plan identifies initiatives necessary to minimize failures of electronic systems to process date sensitive information in the Year 2000 and beyond. We believe necessary modifications and replacements of our critical information technology (IT) and non-IT systems will be completed in a timely manner. Our plan is subdivided into six functional areas of the
Company: Sales/Marketing, Human Resources, Cold Drink, Finance, Operations, and Corporate. These functional areas encompass both IT systems such as our financial and inventory applications and non-IT systems such as production plant systems. Each functional area plan details specific tasks needed to identify and inventory Year 2000 issues, taking them through assessment, remediation, testing, certification, and implementation. Projects are in various stages of completion. We estimate that approximately 90% of all Year 2000 identified issues have been corrected.

We have an ongoing information systems development plan to standardize and upgrade systems throughout the Company, including recently acquired companies. Our development and standardization plans have resulted in many systems that will function in 2000 with minimal modifications or adjustments.

An important step in our strategic plan is the coordination of Year 2000 readiness with third parties. We are communicating with our significant suppliers and customers to determine the extent to which the Company and its interface systems are vulnerable if a customer, supplier, or a third party fails to resolve its Year 2000 issues. We have developed data bases to track information relative to customer and supplier readiness. This information will be utilized to develop transition inventory plans and to facilitate contingency planning across the Company. If for any reason our critical service providers, suppliers, or customers are unable to resolve their Year 2000 issues, such matters could have a material impact on the Company's results of operations. Specifically, the absence of Year 2000 readiness by raw materials/packaging suppliers could impact the availability and expected costs of raw materials.

We continue to plan for business continuity through strategies calling for increasing our inventories at the end of 1999, as well as developing plans to operate manually, if necessary. These plans ensure that we continue to meet our customers' needs in the most efficient manner and that critical operations continue to operate effectively. In early April 1999 we conducted Business Continuity Planning workshops with the Company's business area representatives resulting in the preliminary development of critical process continuity plans. We expect these plans to be finalized by the end of August 1999 and implemented, throughout all of the Company's operations, by the end of October 1999.

The following table lists significant systems and our projected completion dates with respect to Year 2000 readiness:

                                                       NORTH
                                                     AMERICAN       EUROPEAN
                                                   ------------   ------------
                                                               1999
                                                   ---------------------------
Revenue, billing, and accounts receivable ......   Completed      3rd Qtr.
Order entry and fulfillment ....................   3rd Qtr.       3rd Qtr.
Inventory and cost accounting ..................   3rd Qtr.       3rd Qtr.
Accounts payable and purchasing ................   Completed      Completed
Payroll ........................................   Completed(1)   Completed(1)
General ledger .................................   Completed      Completed
Production processing ..........................   3rd Qtr.       3rd Qtr.
Electronic commerce (EDI) ......................   3rd Qtr.       3rd Qtr.(2)
Other non-IT systems ...........................   3rd Qtr.(3)    3rd Qtr.(3)


(1) The significant payroll systems for North America and Europe have been completed. The upgrade of time collection systems in North America and Europe will be completed in the third quarter 1999.

(2) In the United Kingdom, we expect to complete implementation of a new EDI translator system and convert all supplier EDI transactions to the new system in the third quarter. We will make significant progress with customer EDI transactions, however, some of the conversion may not be completed until the fourth quarter. All other EDI work in Europe has been completed.

(3) Certain projects in the production area are now scheduled to be completed in the third quarter versus the second quarter as previously anticipated. The timing was extended in North America due to the introduction of Dasani water which necessitated the diversion of resources from certain Year 2000 projects to new product introduction. Also affecting Europe and North America were the lead times for delivery of equipment and parts and the scheduling of technical personnel.

In addition, we will be performing business unit systems integration testing throughout the third and fourth quarters of 1999 to provide additional assurance and confidence in the Year 2000 work performed. We have delayed certain IT projects in order to reassign Company resources to the Year 2000 strategic plan. Delayed projects primarily involve non-critical IT system enhancements.

We have incurred approximately $29 million to date in the implementation of our Year 2000 strategic plan for both IT and non-IT systems of which $8 million has been capitalized. The total cost through completion of our Year 2000 plan is estimated to be in the range of $35 to $38 million. Plan costs have been budgeted in either our regular operating budget or our capital expenditures budget. Our projected costs are based on management's best estimates and actual results could differ as the plan continues to be implemented.

EURO CURRENCY CONVERSIONS

On January 1, 1999, 11 of 15 Member States of the European Union established fixed conversion rates between existing currencies and the European Union's common currency ("euro"). The Company conducts business in several of these Member States. The transition period for the introduction of the euro will be between January 1, 1999, and June 30, 2002.

The euro conversion may have long-term competitive pricing implications by creating cross-border product price transparency among the countries of the European Union. We have begun to implement and adjust our pricing and marketing initiatives to ensure we remain competitive in the broader European market.

We have also established a multifunctional task force engaged to address the issues involved with the introduction of the euro. The issues facing the Company include converting information technology systems, adapting business processes and equipment such as vending machines, reassessing currency risk, and processing tax and accounting records. Additionally, the Company is at risk to the extent its principal European suppliers and customers are unable to deal effectively with the impact of the euro conversion. We expect to have our business requirements documented, our euro systems designed, and our implementation schedule finalized by the end of 1999.

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

TAX CONTINGENCY

The Company's bottler in Canada, which was acquired in 1997, is being audited for the years 1990 through 1996 by Canadian taxing authorities. Although it is early in the examination, the authorities have raised issues that could result in an assessment of additional taxes. The bottler believes it has substantial defenses to the issues being raised, however, it is too early to accurately predict the amount of any ultimate assessment or the final outcome of this matter. If an assessment were made, the authorities by law may require as much as one-half of any amount assessed to become immediately due and payable while the bottler pursues an appeal.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," in June 1999. SFAS No. 133 requires that all derivatives be recorded at fair market values on the balance sheet and establishes new accounting rules for hedging instruments. SFAS No. 137 defers the effective date of SFAS No. 133 for one year. SFAS No. 133 will now be effective for fiscal years beginning after June 15, 2000; early adoption is allowed. The Company is conducting an evaluation of hedging policies and strategies for existing derivatives and any future derivative transactions. The effect of adoption on the Company's financial statements will ultimately depend on the policies adopted.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are any long-term impact on European sales related to the second-quarter 1999 product quality concerns, lower than expected net pricing resulting from increased marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, an inability to meet projections for performance in newly acquired territories, unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 noncompliance by customers and/or suppliers, unexpected costs or effect on European sales associated with conversion to the common European currency (the euro), and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 19 of the Company's Annual Report for the fiscal year ended December 31, 1998.

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

                                                             INCORPORATED BY
EXHIBIT                                                         REFERENCE
 NUMBER                     DESCRIPTION                      OR FILED HEREWITH
-------   -----------------------------------------------   -----------------
   12     Statements regarding computations of ratios       Filed Herewith

   27     Financial Data Schedule for the quarter and six   Filed Herewith
          months ended July 2, 1999

(b)  Reports on Form 8-K:

During second-quarter 1999, the Company filed the following current reports on Form 8-K:

DATE OF REPORT                            DESCRIPTION
--------------  ----------------------------------------------------------------
April 20, 1999  Condensed  Consolidated  Statements  of  Operations  and Balance
                Sheet (unaudited) of the Company, reporting results of operations and financial position for the first quarter of 1999. Report filed on April 27, 1999.

April 23, 1999  Press release announcing the Board's election of John R. Alm and
                Norman P. Findley as Principal Operating Officers, Lowry F. Kline as Chief Administrative Officer, Patrick J. Mannelly as Chief Financial Officer, and John R. Parker as Corporate Vice President effective April 23, 1999. Report filed on April 27, 1999.

June 24, 1999   Press  release  announcing  the  reintroduction  of  product  in
                Belgium and France. Report filed on June 28, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COCA-COLA ENTERPRISES INC.
                               (Registrant)




Date:  August 12, 1999         /s/ Patrick J. Mannelly
                               --------------------------------------------
                               Patrick J. Mannelly
                               Vice President and Chief Financial Officer


Date:  August 12, 1999         /s/ Michael P. Coghlan
                               --------------------------------------------
                               Michael P. Coghlan
                               Vice President, Controller and
                                 Principal Accounting Officer