Form 10-Q
period 1999-10-01
COCA COLA ENTERPRISES INC
filed 1999-11-10
CIK 804055

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

               for the quarterly period ended October 1, 1999

                                       or

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

     425,474,650 SHARES OF $1 PAR VALUE COMMON STOCK AS OF NOVEMBER 4, 1999

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                        FOR QUARTER ENDED OCTOBER 1, 1999




                                      INDEX



                                                                           Page
                                                                           ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income for the Quarters
           ended October 1, 1999 and October 2, 1998......................   1

         Condensed Consolidated Statements of Income for the Nine Months
           ended October 1, 1999 and October 2, 1998......................   2

         Condensed Consolidated Balance Sheets as of October 1, 1999
           and December 31, 1998..........................................   3

         Condensed Consolidated Statements of Cash Flows for the Nine
           Months ended October 1, 1999 and October 2, 1998...............   5

         Notes to Condensed Consolidated Financial Statements.............   6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................  13

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................  23

Signatures................................................................  24

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)



                                                            QUARTER ENDED
                                                     ---------------------------
                                                      OCTOBER 1,     OCTOBER 2,
                                                         1999           1998
                                                     ------------   ------------

NET OPERATING REVENUES ...........................      $3,831         $3,528
Cost of sales ....................................       2,360          2,207
                                                        ------         ------

GROSS PROFIT .....................................       1,471          1,321
Selling, delivery, and administrative expenses ...       1,130          1,013
                                                        ------         ------

OPERATING INCOME .................................         341            308
Interest expense, net ............................         186            179
                                                        ------         ------

INCOME BEFORE INCOME TAXES .......................         155            129
Income tax expense before rate change benefit ....          51             42
Income tax rate change benefit ...................          --            (29)
                                                        ------         ------

NET INCOME .......................................         104            116
Preferred stock dividends ........................           1              1
                                                        ------         ------

NET INCOME APPLICABLE TO COMMON SHARE OWNERS .....      $  103         $  115
                                                        ======         ======


BASIC NET INCOME PER SHARE APPLICABLE TO
  COMMON SHARE OWNERS ............................      $ 0.24         $ 0.29
                                                        ======         ======

DILUTED NET INCOME PER SHARE APPLICABLE TO
  COMMON SHARE OWNERS ............................      $ 0.24         $ 0.28
                                                        ======         ======

DIVIDENDS PER SHARE APPLICABLE TO
  COMMON SHARE OWNERS ............................      $ 0.04         $ 0.04
                                                        ======         ======




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)



                                                          NINE MONTHS ENDED
                                                     ---------------------------
                                                      OCTOBER 1,     OCTOBER 2,
                                                         1999           1998
                                                     ------------   ------------

NET OPERATING REVENUES ...........................      $10,897        $10,173
Cost of sales ....................................        6,836          6,380
                                                        -------        -------

GROSS PROFIT .....................................        4,061          3,793
Selling, delivery, and administrative expenses ...        3,388          3,054
                                                        -------        -------

OPERATING INCOME .................................          673            739
Interest expense, net ............................          559            517
                                                        -------        -------

INCOME BEFORE INCOME TAXES .......................          114            222
Income tax expense before rate change benefit ....           37             75
Income tax rate change benefit ...................           --            (29)
                                                        -------        -------

NET INCOME .......................................           77            176
Preferred stock dividends ........................            3              1
                                                        -------        -------

NET INCOME APPLICABLE TO COMMON SHARE OWNERS .....      $    74        $   175
                                                        =======        =======

BASIC NET INCOME PER SHARE APPLICABLE TO
  COMMON SHARE OWNERS ............................      $  0.18        $  0.45
                                                        =======        =======

DILUTED NET INCOME PER SHARE APPLICABLE TO
  COMMON SHARE OWNERS ............................      $  0.17        $  0.43
                                                        =======        =======

DIVIDENDS PER SHARE APPLICABLE TO COMMON SHARE
  OWNERS .........................................      $  0.12        $ 0.105
                                                        =======        =======




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                      OCTOBER 1,    DECEMBER 31,
                       ASSETS                            1999           1998
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT
  Cash and cash investments, at cost
    approximating market .........................      $    94        $    68
  Trade accounts receivable, less reserves
    of $62 and $57 million, respectively .........        1,366          1,337
  Inventories:
    Finished goods ...............................          417            373
    Raw materials and supplies ...................          214            170
                                                        -------        -------
                                                            631            543
  Prepaid expenses and other current assets ......          392            337
                                                        -------        -------
      Total Current Assets .......................        2,483          2,285

PROPERTY, PLANT, AND EQUIPMENT
  Land ...........................................          352            349
  Buildings and improvements .....................        1,266          1,237
  Machinery and equipment ........................        6,879          6,068
                                                        -------        -------
                                                          8,497          7,654
  Less allowances for depreciation ...............        3,430          2,956
                                                        -------        -------
                                                          5,067          4,698
  Construction in progress .......................          258            193
                                                        -------        -------
    Net Property, Plant, and Equipment ...........        5,325          4,891

FRANCHISES AND OTHER NONCURRENT ASSETS, NET ......       14,705         13,956
                                                        -------        -------

                                                        $22,513        $21,132
                                                        =======        =======




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                      OCTOBER 1,    DECEMBER 31,
        LIABILITIES AND SHARE-OWNERS' EQUITY             1999           1998
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT
  Accounts payable and accrued expenses ..........      $ 2,163        $ 2,257
  Current portion of long-term debt ..............        1,462          1,140
                                                        -------        -------
      Total Current Liabilities ..................        3,625          3,397

LONG-TERM DEBT, LESS CURRENT MATURITIES ..........        9,762          9,605

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
  LONG-TERM OBLIGATIONS ..........................        1,052            977

LONG-TERM DEFERRED INCOME TAX LIABILITIES ........        5,037          4,715

SHARE-OWNERS' EQUITY
  Preferred stock ................................           49             49
  Common stock, $1 par value - Authorized -
    1,000,000,000 shares; Issued - 448,143,011
    and 446,319,946 shares, respectively .........          448            446
  Additional paid-in capital .....................        2,657          2,190
  Reinvested earnings ............................          482            458
  Accumulated other comprehensive income (loss) ..          (66)            (2)
  Common stock in treasury, at cost (22,978,167
    and 44,865,214 shares, respectively) .........         (533)          (703)
                                                        -------        -------
      Total Share-Owners' Equity .................        3,037          2,438
                                                        -------        -------

                                                        $22,513        $21,132
                                                        =======        =======

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)


                                                          NINE MONTHS ENDED
                                                     ---------------------------
                                                      OCTOBER 1,     OCTOBER 2,
                                                         1999           1998
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................      $   77         $  176
  Adjustments to reconcile net income to net
    cash derived from operating activities:
      Depreciation ...............................         663            526
      Amortization ...............................         335            286
      Deferred income tax benefit ................         (32)           (37)
      Net changes in current assets and current
        liabilities ..............................        (317)          (376)
      Other ......................................          71             45
                                                        ------         ------
  Net cash derived from operating activities .....         797            620

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in capital assets ..................        (942)        (1,120)
  Fixed asset disposals ..........................           5              6
  Cash investments in bottling operations, net
    of cash acquired .............................        (111)          (225)
  Other investing activities .....................        (115)           (69)
                                                        ------         ------
  Net cash used in investing activities ..........      (1,163)        (1,408)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in commercial paper ...............         154          1,007
  Issuances of long-term debt ....................       1,255          2,628
  Payments on long-term debt .....................      (1,086)        (2,305)
  Stock purchases for treasury ...................          (1)          (454)
  Cash dividend payments on common and
    preferred stock ..............................         (54)           (42)
  Exercise of employee stock options .............          29             18
  Cash received (paid) on currency hedges ........          95            (17)
                                                        ------         ------
  Net cash derived from financing activities .....         392            835
                                                        ------         ------

NET INCREASE IN CASH AND CASH INVESTMENTS ........          26             47
  Cash and cash investments at beginning of
    period .......................................          68             45
                                                        ------         ------

CASH AND CASH INVESTMENTS AT END OF PERIOD .......      $   94         $   92
                                                        ======         ======

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Investments in bottling operations:
    Fair value of assets acquired ................      $1,311         $2,248
    Debt issued and assumed ......................        (115)          (497)
    Other liabilities assumed ....................        (485)          (865)
    Equity issued ................................        (600)          (661)
                                                        ------         ------
    Cash paid, net of cash acquired ..............      $  111         $  225
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

NOTE B - SEASONALITY OF BUSINESS

Operating results for the third quarter and nine months ended October 1, 1999 are not indicative of results that may be expected for the year ending December 31, 1999 because of business seasonality and the nonrecurring recall costs discussed in Note C. Business seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality. In addition, the first nine months of 1999 include one less selling day than the first nine months of 1998, influencing period comparisons.

NOTE C - NONRECURRING COSTS

In June 1999 the Company recalled product in certain parts of Europe. Approximately 17 million unit cases of product were impacted by the product recall, less than one percent of the Company's total annual volume. Recall costs of approximately $103 million consist primarily of recalled product costs, destruction costs, third party costs, warehousing costs, and pick-up/delivery costs. The quantities of product being destroyed are significant. We have contracted with a third party and have begun the process of destroying the product. We anticipate the destruction process will continue through the first quarter of 2000.

The recall costs above do not include any financial impact related to lost sales or the potential impact on future sales although the Company's operating results are impacted by these items. The Company continues to expect recovery of some of the nonrecurring recall costs from insurance and/or third parties; however, 1999 results do not include any potential reimbursement. Settlement of amounts and timing of reimbursements are still being determined. Details of the nonrecurring costs are as follows (in millions):

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - NONRECURRING COSTS (CONTINUED)
                                                                       ACCRUAL
                                                                     BALANCE AT
                                                     NONRECURRING    OCTOBER 1,
                                                         COSTS          1999
                                                     ------------   ------------

COST OF SALES
Costs of recalled product (including taxes and
  third party handling) ..........................       $ 59           $  4
Destruction, transportation, and warehousing
  costs ..........................................         32             22
                                                         ----           ----
TOTAL COST OF SALES ..............................         91             26

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES
Selling costs ....................................          7              7
Legal, delivery, and administrative costs ........          5              2
                                                         ----           ----
TOTAL SELLING, DELIVERY, AND ADMINISTRATIVE
  EXPENSES .......................................         12              9
                                                         ----           ----
TOTAL ............................................       $103           $ 35
                                                         ====           ====


NOTE D - ACQUISITIONS

In  the  first  nine  months  of  1999  the  Company  completed  the   following
acquisitions in the United States and Europe for an aggregate purchase price of approximately $730 million:

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

     - The Coca-Cola, Dr Pepper Bottling Company of Albuquerque, operating in western New Mexico,

     -   Nacogdoches Coca-Cola Bottling Company, operating in eastern Texas,

     -   Sulphur Springs  Coca-Cola  Bottling  Company,   operating  in  eastern
         Texas,

     -   Montgomery Coca-Cola Bottling Company, Inc., operating in Alabama,

     -   Perryton  Coca-Cola   Bottling  Company,   Inc.,   operating   in   the
         panhandles of Texas and Oklahoma,

     - Sud Boissons S.A. and Societe Boissons Gazeuses de la Cote d'Azur, operating in southern France and Monaco, and

     -   Big Bend Coca-Cola Bottling Company, operating in southwest Texas.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - ACQUISITIONS (CONTINUED)

These acquisitions were funded through a combination of cash, assumed debt, and shares of the Company's common stock from treasury. The purchase method of accounting has been used, and accordingly, the results of operations of the acquired companies are included in the Company's Condensed Consolidated Statements of Income beginning at acquisition. In addition, the assets and liabilities of companies acquired are included in the Company's Condensed Consolidated Balance Sheet at their estimated fair values on the dates of acquisition.

NOTE E - LONG-TERM DEBT

Long-term debt balances, including current maturities, are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                      OCTOBER 1,    DECEMBER 31,
                                                         1999           1998
                                                     ------------   ------------
   U.S. commercial paper (weighted average
     rates of 4.3% and 4.5%)(A) ..................      $ 1,618        $ 1,572
   Canadian dollar commercial paper (weighted
     average rates of 5.2% and 5.1%) .............          779            626
   Canadian dollar notes payable (weighted
     average rate of 5.7%)(B) ....................          335             --
   Notes due 1999 - 2037 (weighted average
     rate of 6.8%)(C) ............................        2,450          2,150
   Debentures due 2012 - 2098 (weighted average
     rate of 7.4%) ...............................        3,800          3,800
   8.35% zero coupon notes due 2020 (net of
     unamortized discount of $1,577 and $1,598,
     respectively) ...............................          355            334
   Euro notes due 2002 - 2011 (weighted average
     rate of 7.2%) ...............................        1,164          1,199
   Various foreign currency debt .................          491            869
   Additional debt ...............................          225            178
                                                        -------        -------
     Long-term debt including effect of net asset
       positions of currency swaps ...............       11,217         10,728
     Net asset positions of currency swap
       agreements(D) .............................            7             17
                                                        -------        -------
                                                        $11,224        $10,745
                                                        =======        =======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - LONG-TERM DEBT (CONTINUED)

(A) At October 1, 1999 and December 31, 1998, $1,369 million and $1,352 million of the Company's U.S. commercial paper had been effectively exchanged into non-U.S. dollar obligations through currency swap arrangements. These currency swap arrangements provide for the exchange of U.S. dollars into Euros, Canadian dollars, and British pounds sterling and also provide for the periodic exchange of interest payments. The Company intends to renew these short-term currency swap arrangements as they expire. These currency swap arrangements hedge net investments in international subsidiaries.

(B) During the first nine months of 1999 the Company issued $234 million of 5.65% Notes due 2004 and $100 million of 5.85% Notes due 2009 under a Canadian Medium Term Note Program.

(C) During the first nine months of 1999 the Company issued $300 million of 7.125% Notes due 2009 under its shelf registration statement with the Securities and Exchange Commission.

(D) The net asset positions of currency swap agreements are included in the balance sheet as assets.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to October 1, 1999 are as follows (in millions): 2000 - $1,462; 2001
- $533; 2002 - $2,543; 2003 - $261; and 2004 - $746.

The Company has domestic and international credit facilities to support its commercial paper programs and other borrowings as needed. At October 1, 1999 and December 31, 1998, the Company had $356 million and $687 million, respectively, of short-term borrowings outstanding under these credit facilities. At October 1, 1999 and December 31, 1998, the Company had approximately $3.8 billion of amounts available under domestic and international credit facilities.

At October 1, 1999 and December 31, 1998, approximately $2.3 billion and $2.4 billion, respectively, of borrowings due in the next 12 months were classified as maturing after one year due to the Company's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At October 1, 1999 and December 31, 1998, the Company had available for issuance approximately $2.7 billion and $3.0 billion in registered debt securities under a registration statement with the Securities and Exchange Commission. At October 1, 1999 and December 31, 1998, the Company had available for issuance approximately $1.8 billion and $1.3 billion, respectively, in debt securities under a Euro Medium Term Note Program and approximately $1.0 billion at October 1, 1999 available for issuance under a Canadian Medium Term Note Program. Subsequent to October 1, 1999, the Company issued $558 million in Notes due 2002-2021 with a weighted average interest rate of 5.5% and $118 million of 6.4% Notes due 2002 under its Euro Medium Term Note Program and its Canadian Medium Term Note Program, respectively.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - INCOME TAXES

The Company's effective tax rates for the first nine months of 1999 and 1998 were 33% and 34%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                          NINE MONTHS ENDED
                                                     ---------------------------
                                                      OCTOBER 1,     OCTOBER 2,
                                                         1999           1998
                                                     ------------   ------------
U.S. federal statutory expense ...................       $ 40           $ 78
State (benefit) expense, net of federal
  (expense) benefit ..............................         (3)             5
Taxation of European and Canadian
  operations, net ................................        (19)           (20)
Valuation allowance provision ....................         10              4
Nondeductible items ..............................          8              7
Other, net .......................................          1              1
                                                         ----           ----
                                                         $ 37           $ 75
                                                         ====           ====


NOTE G - STOCK-BASED COMPENSATION PLANS

The Company granted approximately 6.3 million service-vested stock options to certain executive and management level employees and non-employee officers and members of the Board of Directors during the first nine months of 1999. These options vest over a period of up to nine years and expire ten years from the date of grant. Certain option grants contain provisions that allow for accelerated vesting if various stock performance criteria are met. Of the total options granted, 3.3 million were granted at an exercise price equal to the fair market value of the stock on the grant date, and 3.0 million were granted at exercise prices in excess of fair market value.

An aggregate 1.8 million shares of common stock were issued during the first nine months of 1999 from the exercise of stock options.

NOTE H - PREFERRED STOCK

In connection with the acquisition of The Coca-Cola Bottling Company of Bellingham and the acquisition of Great Plains Bottlers and Canners, Inc., the Company issued 96,900 shares of $1 par value voting convertible preferred stock ("Bellingham series") and issued 401,474 shares of $1 par value voting convertible preferred stock ("Great Plains series"). The Bellingham series pays quarterly dividends equaling 4% annually and the Great Plains series pays quarterly dividends equaling 8% annually. Both series have stated values of $100 per share and the holders have the option to convert each share into shares of the Company's common stock based on the stated value divided by a defined conversion price, which approximates the average closing sales price per share at date of conversion. The Bellingham series must be converted no later than June 30, 2001 and the Great Plains series must be converted no later than August 7, 2003. During the third quarter of 1999, 8,670 shares of Bellingham series were converted into 31,587 shares of common stock from Treasury. The increase in additional paid-in capital resulting from the difference between the stated value of the preferred stock and the cost of treasury stock issued was approximately $1 million.

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


                                QUARTER ENDED             NINE MONTHS ENDED
                         --------------------------  --------------------------
                          OCTOBER 1,    OCTOBER 2,    OCTOBER 1,    OCTOBER 2,
                             1999          1998          1999          1998
                         ------------  ------------  ------------  ------------

Net income ............      $ 104         $ 116         $  77         $ 176
Currency items,
  including tax
  effects of hedges ...         (5)           (5)          (64)          (16)
                             -----         -----         -----         -----

Comprehensive income ..      $  99         $ 111         $  13         $ 160
                             =====         =====         =====         =====

NOTE J - EARNINGS PER SHARE

The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions).

                                QUARTER ENDED             NINE MONTHS ENDED
                         --------------------------  --------------------------
                          OCTOBER 1,    OCTOBER 2,    OCTOBER 1,    OCTOBER 2,
                             1999          1998          1999          1998
                         ------------  ------------  ------------  ------------

Net income ..............    $ 104         $ 116         $  77         $ 176
Preferred stock
  dividends .............        1             1             3             1
                             -----         -----         -----         -----
Basic and diluted net
  income applicable to
  common share owners ...    $ 103         $ 115         $  74         $ 175
                             =====         =====         =====         =====
Basic average common
  shares outstanding ....      426           398           425           393
Effect of dilutive
  securities:
  Stock compensation
    awards ..............       11            12            11            13
                             -----         -----         -----         -----
Diluted average common
  shares outstanding ....      437           410           436           406
                             =====         =====         =====         =====
Basic net income per
  share applicable to
  common share owners ...    $0.24         $0.29         $0.18         $0.45
                             =====         =====         =====         =====
Diluted net income per
  share applicable to
  common share owners ...    $0.24         $0.28         $0.17         $0.43
                             =====         =====         =====         =====

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE K - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of bottle and can liquid nonalcoholic refreshments. On October 1, 1999, the Company operated in 46 states in the United States, the District of Columbia, and in the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

The following presents net operating revenues for the nine months ended October 1, 1999 and October 2, 1998 and long-lived assets as of October 1, 1999 and December 31, 1998 by geographic territory (in millions):

                                            1999                    1998
                                   ---------------------   ---------------------
                                    NET (A)      LONG-      NET (A)      LONG-
                                   OPERATING     LIVED     OPERATING     LIVED
                                    REVENUES     ASSETS     REVENUES     ASSETS
                                   ---------   ---------   ---------   ---------
     North American ............    $ 8,118     $15,389     $ 7,635     $14,121
     European ..................      2,779       4,641       2,538       4,726
                                    -------     -------     -------     -------
     Consolidated ..............    $10,897     $20,030     $10,173     $18,847
                                    =======     =======     =======     =======

(A) Because of acquisitions, business seasonality, and sales prohibitions resulting from the 1999 product recall, reported results may not be indicative of full-year results for periods presented.

The Company has no material amounts of sales or transfers between its North American and European operations and no significant United States export sales.

NOTE L - COMMITMENTS AND CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company has guaranteed payment of up to $254 million of indebtedness owed by these manufacturing cooperatives to third parties. At October 1, 1999, these cooperatives had approximately $138 million of indebtedness guaranteed by the Company. The Company has letters of credit
outstanding   aggregating   approximately  $130  million  under   self-insurance
programs.

The Company's bottler in Canada, which was acquired in 1997, is being audited for the years 1990 through 1996 by Canadian taxing authorities. Although it is early in the examination, the authorities have raised issues that could result in an assessment of additional taxes. The bottler believes it has substantial defenses to the issues being raised; however, it is too early to accurately predict the amount of any ultimate assessment or the final outcome of this matter. If an assessment were made, the authorities by law may require as much as one-half of any amount assessed to become immediately due and payable while the bottler pursues an appeal.

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

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                BUSINESS SUMMARY

Coca-Cola Enterprises Inc. ("the Company") is the world's largest marketer, distributor, and producer of products of The Coca-Cola Company. The Company also distributes other beverage brands in select markets. The Company sells bottled and canned liquid nonalcoholic refreshments in the United States and Canada through franchise territories in 46 states of the United States, the District of Columbia, and in the 10 provinces of Canada. We also operate in portions of Europe, including Belgium, France, Great Britain, Luxembourg, Monaco, and the Netherlands.

Management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, was $680 million in the third quarter of 1999, up from reported third-quarter 1998 results by 14%. Third-quarter 1999 cash operating profit grew 11% over acquisition adjusted third-quarter 1998 results. The comparable third-quarter and nine-month results reflect the combination of higher prices and improved operating leverage in our North American territories and strong volume growth in Europe, which more than offsets the anticipated decline in marketing support received.

STRATEGIC INITIATIVES

In line with our objective to deliver a superior investment return to our share owners, we manage the volume, net revenues, and cost aspects of our business to maximize profitability while effectively integrating newly acquired territories to ensure consistent long-term growth. During the first nine months of 1999 the Company implemented various pricing initiatives and continued to leverage the infrastructure investments made over the last several years. Additionally, we have continued the integration and expansion of our operations. In the first quarter of 1999, we acquired eight North American Coca-Cola bottling operations. On July 30, 1999, we completed our acquisition of bottling operations in the south of France and Monaco. In the third quarter of 1999, we acquired Big Bend Coca-Cola Company, operating in southwest Texas.

NONRECURRING PRODUCT RECALL COSTS

In June 1999 the Company withdrew certain products in its European territories because of quality concerns. The sources of the problems were sulfur compounds in some products manufactured in one of our Belgian production facilities and odors on cans. The products and other related materials recalled are being destroyed in an environmentally responsible way. The quantities of product being destroyed are significant and exceed the immediate available capacity in the market. We have contracted with a third party and have begun the process of destroying the product. We anticipate the destruction process will continue through the first quarter of 2000.

The Company incurred approximately $103 million of nonrecurring costs in connection with the recall, of which approximately $91 million was expensed in cost of sales with the remaining amount included in selling, delivery, and administrative expenses, as detailed in Note C to the condensed consolidated financial statements. These one-time costs consist primarily of the cost of product recalled, fees associated with the destruction of affected packages, costs to warehouse the product prior to destruction, third party costs, and expenses associated with pick-up and redelivery. The Company continues to expect recovery of some of the recall costs from insurance and/or third parties; however, third-quarter 1999 results do not include any potential reimbursement. Settlement of amounts and timing of reimbursements are still being determined. Additionally, these costs do not include any financial impact related to lost sales or the recall's potential impact on future sales.

COMPARABLE RESULTS

Management believes comparable results are better indicators of current operating trends. Comparable operating results are determined by adjusting reported 1998 performance to include results of significant 1998 and 1999 bottling territory acquisitions for the same periods as reported in 1999 and to exclude the nonrecurring product recall costs from the 1999 reported results. Comparable results have not been adjusted for the impact of sales lost during the period we were prohibited from selling products in Europe nor for the period subsequent to the recall. In addition to comparison adjustments for acquisitions, volume information for the first nine months of 1998 has been adjusted to include the same number of selling days as in 1999.

CASH OPERATING PROFIT (COP)

In the opinion of management, COP is one of the key standards for measuring our operating performance. COP is used by management as a primary indicator of operating performance and not as a replacement of measures such as cash flows from operating activities and operating income as defined and required by generally accepted accounting principles.

In the first nine months of 1999, COP was $1,671 million, up 8% from reported nine-month 1998 results. The first nine months of 1999 had one less selling day than the first nine months of 1998. The reported COP growth rate is affected by nonrecurring product recall costs and the significant number of acquisitions completed in 1998 and 1999. Excluding the nonrecurring product recall costs, nine-month 1999 COP exceeded comparable nine-month 1998 results by 10%. We expect a comparable COP growth rate of 10% for full year 1999 and a 1999 earnings per share of approximately $0.25, after excluding the one-time product recall costs and any potential settlement funds.

VOLUME

Year-to-date volume results were impacted by our strategic initiative of increasing prices and reduced sales during the second-quarter 1999 European product quality problems. Sprite, diet Coke/Coke light, Fanta, and our noncarbonated brands, including Dasani, demonstrated the strongest performance in the third quarter of 1999.

--------------------------------------------------------------------------------
                                    THIRD-QUARTER 1999        NINE-MONTHS 1999
                                 -----------------------   ---------------------
                                  REPORTED    COMPARABLE   REPORTED   COMPARABLE
                                   CHANGE       CHANGE      CHANGE      CHANGE
--------------------------------------------------------------------------------
  Physical Case Bottle and Can
    Volume:
      Consolidated                    5%          2 %         3%         (1)%
      North American Territories      2%         (2)%         3%         (2)%
      European Territories           17%         15 %         2%          3 %
--------------------------------------------------------------------------------


In the first nine months and third quarter of 1999, North America represented 77% and 76%, respectively, of total physical case volume and Europe contributed the remaining percentages. The third-quarter 1999 North American volume performance reflects strong growth in immediate consumption packages and declines in multi-pack future consumption packages where some of the more significant price increases have been implemented. As we focused on growing the immediate consumption/high profit margin channels of our business and implemented price increases in the multi-pack future consumption channels, the immediate consumption channels experienced faster growth than the multi-pack future consumption channels.

The third-quarter 1999 European volume performance reflects the execution of strong marketing programs. Additionally, we experienced favorable weather compared to the weather experienced in third-quarter 1998 that resulted in an 8% volume decrease in Europe. In Europe, we focused on reintroducing our products in the markets affected by the product quality problems with programs tailored to the unique challenges we faced. Our territory most affected by the second-quarter 1999 product recall, the Benelux region encompassing Belgium, Luxembourg, and the Netherlands, experienced an increase of 18% in the third quarter of 1999 over the same period in 1998. Volume in Great Britain, where no product was recalled, increased 17% in the third quarter of 1999 while volume in France grew 8%.

NET OPERATING REVENUES AND COST OF SALES

The Company's nine-month 1999 operating revenues increased 7% to almost $10.9 billion, reflecting the impact of the Company's 1998 and 1999 acquisitions and 1999 price increases offset by the Company's volume performance. In the third quarter of 1999, net operating revenues increased 9% to $3.8 billion. Our operations in North America represented 74% of third-quarter and nine-month 1999 net operating revenues, with Europe generating the remaining percentages.

Comparable net revenues per physical case to retailers (bottle and can) grew 4% in the third quarter and first nine months of 1999. Excluding the impact of currency translations, the third-quarter and nine-month 1999 increases would have been 5% and 4.5%, respectively. Net revenues per case to retailers growth throughout the first nine months of 1999 reflected our higher pricing and favorable product, package, and channel mix shifts.

Cost of sales per physical case (bottle and can) increased 1% for third-quarter 1999 and 3% for the first nine months of 1999. Cost of sales per case is significantly impacted by the second-quarter 1999 nonrecurring product recall costs. For the first nine months of 1999, comparable cost of sales per physical case, which eliminates the impact of the nonrecurring product recall costs, did not change significantly over the same period in 1998.

The cost of concentrate purchased from The Coca-Cola Company for the Company's operations in the United States increased on October 4, 1999. This change adjusts the estimated annualized concentrate cost increase for the United States from approximately 3 percent to approximately 3.5 percent for 1999. The Company continues to expect full-year 1999 cost of sales per case to increase at low single digit levels, reflecting concentrate, certain packaging, and other ingredient cost increases in the fourth quarter of 1999.

PER SHARE DATA

In the third quarter of 1999, net income applicable to common share owners was $103 million, or $0.24 per diluted share. In the first nine months of 1999, net income applicable to common share owners was $74 million or $0.17 per common share. Excluding the second-quarter 1999 nonrecurring product recall costs of $103 million pretax, or $0.16 per share after tax, net income per diluted share for the first nine months of 1999 was $0.33 compared to 1998 diluted net income of $0.36 per common share, adjusted to exclude the third-quarter 1998 one-time United Kingdom tax rate change benefit of $0.07 per diluted share.

In addition to the nonrecurring product recall costs and the associated lost sales, the change in net income per share is effected by the incremental fixed costs such as depreciation, amortization, and interest expense related to our increased capital expenditures, our 1998 share repurchase program and the 1998 and 1999 acquisitions. Additionally, in 1999 the Company issued approximately 22 million shares of common stock in connection with its acquisitions.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In third-quarter 1999, consolidated selling, delivery, and administrative expenses as a percent of net operating revenues increased to 29.5% from third-quarter 1998 results of 28.7%. Year-to-date 1999 consolidated selling, delivery, and administrative expenses as a percent of net operating revenues increased to 31.1% from 30.0% for the first nine months of 1998. These increases are primarily the result of the nonrecurring product recall costs combined with depreciation and amortization expenses related to our increased capital spending and investments in bottling operations.

INTEREST EXPENSE

Third-quarter and year-to-date 1999 net interest expense increased from reported 1998 levels due to higher average debt balances, a result of the Company's 1998 and 1999 acquisitions, capital spending, and share repurchase programs. The weighted average interest rate for the third quarter and first nine months of 1999 was 6.5% and 6.6%, respectively, compared to 6.9% and 7.0% in the third quarter and first nine months of 1998, respectively.

INCOME TAXES

The Company's effective tax rates for the first nine months of 1999 and 1998 were 33% and 34%, respectively. The effective tax rate for full-year 1998 was 33%. The Company's third-quarter 1999 effective tax rate reflects the expected full-year 1999 pretax earnings combined with the beneficial tax impact of certain international operations.

                         CASH FLOW AND LIQUIDITY REVIEW

CAPITAL RESOURCES

Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. We believe that short-term and long-term capital resources available to us are sufficient to fund our capital expenditure and working capital requirements including incremental working capital related to the Year 2000 transition, scheduled debt payments, interest and income tax obligations, dividends to our share owners, acquisitions, and share repurchases.

For long-term financing needs, we had available at October 1, 1999, approximately $2.7 billion in registered debt securities for issuance under a registration statement with the Securities and Exchange Commission, $1.8 billion in debt securities under a European Medium Term Note Program, and an additional $1.0 billion in debt securities under a Canadian Medium Term Note Program. Subsequent to October 1, 1999, the Company issued $558 million of 5.5% Notes and $118 million of 6.4% Notes under its Euro Medium Term Note Program and its Canadian Medium Term Note Program, respectively.

We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. At October 1, 1999, we had approximately $356 million outstanding under credit facilities, with an additional $3.8 billion available under these facilities. We intend to continue refinancing borrowings under our commercial paper program and our short-term credit facilities with longer-term fixed and floating rate financings.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments increased $26 million during the first nine months of 1999 from net cash transactions. Our primary sources of cash during the first nine months of 1999 were proceeds from the issuance of debt and the increase in commercial paper aggregating $1.4 billion, and proceeds from our operations of approximately $768 million. Our primary uses of cash were for capital expenditures totaling $942 million, and long-term debt payments totaling $1.1 billion.

Operating Activities: Operating activities resulted in $768 million of net cash provided during the first nine months of 1999 compared to $620 million provided by operations in the first nine months of 1998. The higher depreciation and amortization expense in 1999 results from the effects of increased capital spending and the effects of the 1998 and 1999 acquisitions.

Investing Activities: Net cash used in investing activities resulted from the Company's continued capital investments in its infrastructure and the acquisitions of bottling operations. The Company expects to spend approximately $1.5 billion in 1999 on capital expenditures.

Financing Activities: The Company borrowed a net $154 million under its commercial paper program to satisfy seasonal working capital needs and other short-term financing requirements. The Company continues to refinance portions of its short-term borrowings with longer-term fixed and floating rate debt. In the first nine months of 1999, the Company issued $1.3 billion in notes and debentures. Cash received on currency hedges results from settlements of currency swap agreements, including hedges on net investments in international subsidiaries.

                               FINANCIAL CONDITION

The increase in property, plant, and equipment results from capital expenditures of approximately $942 million in the first nine months of 1999 and the 1999 acquisitions. The increase in long-term debt is primarily a result of the financing of our capital expenditures, funding of the share repurchase program, and our 1999 acquisitions.

In the first nine months of 1999 activities in currency markets resulted in a $64 million reduction to the Company's comprehensive income. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars will affect the comparability of revenues and expenses between periods.

                         KNOWN TRENDS AND UNCERTAINTIES

YEAR 2000 COMPLIANCE

Our Year 2000 strategic plan identified initiatives necessary to minimize failures of our electronic systems to process date-sensitive information in the Year 2000 and beyond. We believe necessary modifications and replacements of our critical information technology (IT) systems and substantially all of our non-IT systems have been completed in a timely manner. Our plan was subdivided into six functional areas of the Company: Sales/Marketing, Human Resources, Cold Drink, Finance, Operations, and Corporate. These functional areas encompass both IT systems such as our financial and inventory applications and non-IT systems such as production plant systems.

An important step in our strategic plan is the coordination of Year 2000 readiness with third parties. We continue to communicate with our significant suppliers and customers to determine the extent to which the Company and its interface systems are vulnerable if a customer, supplier, or a third party fails to resolve its Year 2000 issues. We have developed data bases to track information relative to customer and supplier readiness. This information is being used to finalize transition inventory plans and facilitate developing contingency planning across the Company. If for any reason our critical service providers, suppliers, or customers are unable to resolve their Year 2000 issues, such matters could have a material impact on the Company's results of operations. Specifically, the absence of Year 2000 readiness by raw materials/packaging suppliers could impact the availability and expected costs of raw materials.

We continue to plan for business continuity through strategies calling for prudently increasing our inventories at the end of 1999, as well as developing plans to operate manually, if necessary. These plans will help to ensure that we continue to meet our customers' needs in the most efficient manner and that critical operations continue to operate effectively. In early April 1999 we conducted Business Continuity Planning workshops with the Company's business area representatives resulting in the preliminary development of critical process continuity plans. The resulting templates were distributed to all Company operations and have resulted in the development of location-specific continuity plans, which will be used in the event our automated systems are not available. A review by our Year 2000 team of these plans will take place in all divisions of the Company by the end of November 1999.

The following table lists significant systems and our status with respect to Year 2000 readiness:


                                                 North America       Europe
                                                 -------------   -------------

     Revenue, billing, and accounts receivable     Completed       Completed

     Order entry and fulfillment                   Completed       Completed

     Inventory and cost accounting                 Completed       Completed

     Accounts payable and purchasing               Completed       Completed

     Payroll                                       Completed       Completed

     General ledger                                Completed       Completed

     Production processing                         Completed       Completed

     Electronic commerce (EDI)                     Completed       Completed

     Other non-IT systems                          Completed       Completed


In addition, we will perform business unit systems integration testing throughout the fourth quarter of 1999 to provide confidence in the Year 2000 work performed. We have delayed certain IT projects in order to reassign Company resources to the Year 2000 strategic plan. Delayed projects primarily involve non-critical IT system enhancements.

We have incurred approximately $33 million through the end of third-quarter 1999 in the implementation of our Year 2000 strategic plan for both IT and non-IT systems of which $9 million has been capitalized. The total cost through completion of our Year 2000 plan is estimated to be in the range of $35 to $37 million. Plan costs have been budgeted in either our regular operating budget or our capital expenditures budget. Our projected costs are based on management's best estimates and actual results could differ as the plan continues to be implemented.

EURO CURRENCY CONVERSIONS

On January 1, 1999, 11 of 15 Member States of the European Union established fixed conversion rates between existing currencies and the European Union's common currency ("euro"). The Company conducts business in several of these Member States. The transition period for the introduction of the euro is January 1, 1999 through January 1, 2002 and by July 1, 2002, all national currencies will be replaced by the euro.

We have established a multifunctional task force engaged to address the issues involved with the introduction of the euro. The issues facing the Company include converting information technology systems, adapting business processes and equipment such as vending machines, reassessing currency risk, and processing tax and accounting records.

The Company is in the process of identifying all material risks and is developing an implementation plan for the conversion to the euro. The following table lists certain milestones identified and their projected completion dates with respect to the euro conversion.

          MILESTONES                                     KEY DATES
          ------------------------------------------   --------------

          Business requirements gathering               Completed
          Solution design and schedule                  4th Qtr. 1999
          Development of solutions                      3rd Qtr. 2000
          Implementation of solutions                   4th Qtr. 2000
          Begin managing business operations in euro    1st Qtr. 2001
          Vending machines ready for euro coinage       4th Qtr. 2001
          Finalize local currency conversions           2nd Qtr. 2002

As of third quarter 1999 the Company had incurred and expensed less than $1 million in costs associated with this conversion process. The Company estimates the total cost to complete this project will be in the range of $30 million to $40 million, of which approximately 70% will be capitalized. These costs represent the principal projects to be undertaken to ensure a smooth conversion. Our business resources currently available are sufficient to meet the requirements needed to complete the euro initiative. The euro system activities will be a key part of our system standardization process, which is ongoing. Total IT spending in Europe for 2000 is expected to approximate 1999 IT spending levels.

The euro conversion may have long-term competitive pricing implications by creating cross-border product price transparency among the countries of the European Union and by changing established local currency price points. We are continuing to assess our pricing and marketing strategies in order to ensure we remain competitive locally and in the broader European market. However, we cannot reasonably predict the long-term effects one common currency may have on pricing and costs or the resulting impact, if any, on financial condition or results of operations. Additionally, the Company may be at risk to the extent third parties are unable to deal effectively with the impact of the euro conversion, which in turn could impact Company operations.

Based upon progress to date, the Company believes use of the euro will not have a significant impact on the manner in which it conducts business or processes accounting records. However, due to the numerous uncertainties we cannot be assured that all issues related to the euro conversion have been identified and that any additional issues would not have a material effect on the Company's operations or financial condition.

TAX CONTINGENCY

The Company's bottler in Canada, which was acquired in 1997, is being audited for the years 1990 through 1996 by Canadian taxing authorities. Although it is early in the examination, the authorities have raised issues that could result in an assessment of additional taxes. The bottler believes it has substantial defenses to the issues being raised; however, it is too early to accurately predict the amount of any ultimate assessment or the final outcome of this matter. If an assessment were made, the authorities by law may require as much as one-half of any amount assessed to become immediately due and payable while the bottler pursues an appeal.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998
and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," in June 1999. SFAS No. 133 requires that all derivatives be recorded at fair market values on the balance sheet and establishes new accounting rules for hedging instruments. SFAS No. 137 defers the effective date of SFAS No. 133 for one year. SFAS No. 133 will now be effective for fiscal years beginning after June 15, 2000; early adoption is allowed. The Company is conducting an evaluation of hedging policies and strategies for existing derivatives and any future derivative transactions. The effect of adoption on the Company's financial statements will ultimately depend on the policies adopted.

In September 1999 the FASB issued an exposure draft that would amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." This exposure draft proposes to modify the method of accounting for business combinations and addresses the accounting for intangible assets. The Company is currently examining the effect these proposed changes may have on the operating results and the financial statements of the Company.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are any long-term impact on European sales related to the second-quarter 1999 product quality concerns, lower than expected net pricing resulting from increased marketplace competition, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, uncertainty of expected reimbursements from insurance and/or third parties relating to the second-quarter European recall costs, an inability to meet projections for performance in newly acquired territories, potential assessment of additional taxes resulting from audits conducted by the Canadian taxing authorities, unexpected costs associated with Year 2000 compliance or the business risk associated with Year 2000 noncompliance by customers and/or suppliers, unexpected costs or effect on European sales associated with conversion to the common European currency (the euro), and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 19 of the Company's Annual Report for the fiscal year ended December 31, 1998.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):


 Exhibit                                             Incorporated by Reference
 Number               Description                       or Filed Herewith
--------  ---------------------------------------   ---------------------------
   12     Statements regarding computations          Filed Herewith
          of ratios

   27     Financial Data Schedule for the quarter    Filed Herewith
          and nine months ended October 1, 1999


(b) Reports on Form 8-K:

During third-quarter 1999, the Company filed the following current reports on Form 8-K:

  Date of Report                             Description
------------------   -----------------------------------------------------------

July 20, 1999        Condensed   Consolidated  Statements  of   Operations   and
                     Balance Sheet (unaudited) of the Company, reporting results of operations and financial position for the second quarter of 1999. Report filed on July 23, 1999.

September 14, 1999   Press   release  announcing   the  Company's  selection  of
                     Utendahl Capital Partners, L.P. to lead manage an upcoming intermediate debt transaction. Report filed on September
                     14, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COCA-COLA ENTERPRISES INC.
                                   (Registrant)




Date:  November 8, 1999            /s/ Patrick J. Mannelly
                                   -------------------------------
                                   Patrick J. Mannelly
                                   Vice President and Chief
                                      Financial Officer


Date:  November 8, 1999            /s/ Michael P. Coghlan
                                   -------------------------------
                                   Michael P. Coghlan
                                   Vice President, Controller and
                                      Principal Accounting Officer