Form 10-K405
period 1999-12-31
COCA COLA ENTERPRISES INC
filed 2000-03-17
CIK 804055

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 01-09300

(COCA-COLA ENTERPRISES INC. LOGO)

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	58-0503352 (IRS Employer Identification Number)
2500 Windy Ridge Parkway, Atlanta, Georgia 30339
(Address of principal executive offices, including zip code)

(770) 989-3000

(Registrant’s telephone number, including area code)

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

Yes  [X]    No  [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

      The aggregate market value of Common Stock held by nonaffiliates of the registrant as of February 25, 2000 was $4,774,549,857.

      There were 419,192,039 shares of Common Stock outstanding as of February 25, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 1999, are incorporated by reference in Parts II and IV.

      Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 14, 2000 are incorporated by reference in Part III.

PART I

ITEM  1.  BUSINESS

Introduction

      The Company is the world’s largest Coca-Cola bottler.

      The Company was incorporated in 1944 under the laws of Delaware as a wholly owned subsidiary of The
Coca-Cola Company and became a public company in 1986. At February 25, 2000, The Coca-Cola Company owned approximately 40% of the Company’s common stock.

      The Company’s bottling territories in North America and in Europe contain approximately 359 million people. The Company estimates that it sold approximately 3.8 billion equivalent cases (192 ounces of finished beverage product) within its territories during 1999. About 91% of this volume consisted of beverages produced and sold under licenses from The Coca-Cola Company.

      The Company’s Coca-Cola bottling rights within the United States are perpetual; elsewhere, bottling rights have stated expiration dates. (See “North American Beverage Agreements” and “European Beverage Agreements.”)

      References in this report to the “Company” include Coca-Cola Enterprises Inc. and its subsidiaries and divisions, unless the context requires otherwise.

Relationship with The Coca-Cola Company

      The Coca-Cola Company is the Company’s largest shareowner. Two directors of the Company are executive officers of The Coca-Cola Company, and two are former executive officers.

      The Company and The Coca-Cola Company are parties to a number of significant transactions and agreements incident to their respective businesses and may enter into additional material transactions and agreements in the future.

      The Company conducts its business primarily under agreements with The Coca-Cola Company. These agreements give the Company the exclusive right to market, distribute, and produce beverage products of The
Coca-Cola Company in authorized containers in specified territories. These agreements provide The Coca-Cola Company with the ability, in its sole discretion, to establish prices, terms of payment, and other terms and conditions for the purchase of concentrates and syrups from The Coca-Cola Company. See “North American Beverage Agreements” and “European Beverage Agreements” below. Other significant transactions and agreements with The Coca-Cola Company include acquisitions of bottling territories, arrangements for cooperative marketing, advertising expenditures, purchases of sweeteners, and strategic marketing initiatives.

      Since 1979, The Coca-Cola Company has assisted in the transfer of ownership or financial restructuring of a majority of United States Coca-Cola bottler operations and has assisted in similar transfers of bottlers operating outside the United States. The Coca-Cola Company has sometimes acquired bottlers then sold them to other bottlers, including the Company, which are believed by management of The Coca-Cola Company to be the best suited to manage and develop these acquired operations. The Coca-Cola Company has advised the Company that it may continue this reorganization of its bottler system. See “Bottler Acquisitions by the Company in 1999” below and “Certain Relationships and Related Transactions — Agreements and Transactions with The Coca-Cola Company” in the Company’s Proxy Statement for the Annual Meeting of Shareowners to be held April 14, 2000 (the “Company’s 2000 Proxy Statement”); this information is incorporated by reference into Item 13 of this report.

Bottler Acquisitions by the Company in 1999

Cameron Coca-Cola Bottling Company, Inc. — January 1, 1999.

      Operating in Pittsburgh, Pennsylvania, Ohio, and West Virginia

Bryan Coca-Cola Bottling Company — January 5, 1999.

      Operating in East Texas

The Coca-Cola, Dr Pepper Bottling Company of Albuquerque — January 6, 1999.

      Operating in New Mexico and Arizona

Nacogdoches Coca-Cola Bottling Company and Sulphur Springs Coca-Cola Bottling Company (the Ashcroft bottlers) — January 7, 1999.

      Operating in East Texas

Montgomery Coca-Cola Bottling Company, Inc. — January 13, 1999.

      Operating in Montgomery and southern Alabama

Perryton Coca-Cola Bottling Company, Inc. — March 2, 1999.

      Operating in West Texas and Oklahoma

Société Boissons Gazeuses de la Côte d’Azur and Sud Boissons S.A. — July 30, 1999.

      Operating in the South of France and Monaco

Big Bend Coca-Cola Bottling Company — September 30, 1999.

      Operating in Southwest Texas

      The total cost of all of the Company’s acquisitions since reorganization in 1986 is approximately $13.1 billion, including assumed and issued debt where applicable. The Company intends to acquire only bottling businesses offering the Company the ability to produce long-term shareowner value.

Territories

      The Company’s bottling territories in North America are located in 46 states of the United States, the District of Columbia, and all ten provinces of Canada. At December 31, 1999, these territories contained approximately 217 million people, representing approximately 69% of the population of the United States and 96% of the population of Canada.

(NORTH AMERICA MAP)

      The Company’s bottling territories in Europe consist of Great Britain, Belgium, Luxembourg, Monaco, the Netherlands, and continental France. The aggregate population of these territories was approximately 142 million at December 31, 1999.

(EUROPEAN MAP)

Products

      Within its North American territories the Company markets, distributes, and produces beverage products of The Coca-Cola Company or its subsidiaries; these products include Coca-Cola classic, caffeine free Coca-Cola classic, diet Coke, caffeine free diet Coke, Sprite, diet Sprite, Cherry Coke, diet Cherry Coke, Barq’s root beer and other flavors, Citra, Dasani, Fanta, Fresca, Fruitopia, Hi-C fruit drinks, Mello Yello, Minute Maid and diet Minute Maid soft drinks, Minute Maid juices, Mr. PiBB, Red Flash, POWERaDE, SURGE, and TAB. Substantially all of the beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages”) are available throughout the Company’s North American territories.

      Additionally, the Company markets, distributes, and produces (or obtains from authorized producers) Nestea products, under license from Coca-Cola Nestlé Refreshments Company, USA, and various other beverage products under the trademarks of companies other than The Coca-Cola Company. The other products marketed and distributed by the Company in select North American markets include: A&W, Canada Dry, Dr Pepper, diet Dr Pepper, Evian, Mendota Springs, Nestea, Cool from Nestea, diet Nestea, Schweppes, Seagrams, and Squirt.

      In its European territories, the Company markets and distributes the following major products of The
Coca-Cola Company or its subsidiaries: Aquarius, Bonaqua, caffeine free Coca-Cola, caffeine free Coca-Cola light, Canada Dry, Cherry Coke, Coca-Cola, Coca-Cola light, diet Coke, caffeine free diet Coke, Cresta, Dr Pepper, diet Dr Pepper, Fanta, diet Fanta, Five Alive, Kia-Ora, Lilt, diet Lilt, Malvern, Minute Maid juices, Oasis, Schweppes, Sprite, and Sprite light.

      In Europe, just as in North America, the Company markets and distributes products of other franchise companies. These include Appletise, Buxton, Capri-Sun, Fernandes, Nestea, Nestea Splash, Perrier, Rosport, and Vittel.

      The Coca-Cola Company and other companies manufacture syrups and concentrates, and in some cases the finished product, for sale to bottlers and (in some territories) to fountain wholesalers. The Company’s bottling and canning operations use the syrup or concentrate to produce and then package the finished product in authorized containers for sale and direct store delivery to wholesalers and/or retailers, depending on the territory. See “Marketing” and “Raw Materials” below.

      Approximately 75% of the Company’s North American equivalent case sales in 1999 (excluding post-mix) represented caloric products and the balance represented low-calorie products. “Post-mix” (sometimes called fountain syrup) is syrup which is mixed with water and carbon dioxide at the time it is being dispensed into open containers, such as cups, for immediate consumption. The Company also sells a very small amount of product in pre-mix form, which is concentrate already combined with water and carbon dioxide to make the finished product, dispensed for immediate consumption.

Marketing

      The Company sells its products in a variety of packages authorized by The Coca-Cola Company and other companies. In 1999, domestic and international equivalent case sales of the Company, excluding post-mix syrup sales, were packaged approximately 46% in cans, 50% in other nonrefillable packaging, and 4% in refillable and pre-mix containers. Post-mix syrup accounted for approximately 13% of the Company’s equivalent case sales in 1999.

      The Company relies extensively on advertising and sales promotions in the marketing of its products. The
Coca-Cola Company and the other beverage companies that supply concentrates, syrups, and finished products to the Company make substantial advertising expenditures in all major media to promote sales in the local areas served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to continue to provide marketing support in 2000, it is not obligated to do so under either the domestic or international beverage agreements, except as otherwise specifically committed. See “North American Beverage Agreements,” and “European Beverage Agreements” below.

      Sales of the Company’s products are seasonal, with the second and third calendar quarters accounting for higher sales volumes than the first and fourth quarters. Sales in the European bottling territories are more volatile because of the higher sensitivity of European consumption to weather conditions.

Raw Materials

      In addition to concentrates, sweeteners, and finished product, the Company purchases carbon dioxide, glass and plastic bottles, cans, closures, post-mix packaging (such as plastic bags in cardboard boxes), and other packaging materials. The Company generally purchases its raw materials, other than concentrates, syrups, and sweeteners, from multiple suppliers. The beverage agreements with The Coca-Cola Company provide that all authorized containers, closures, cases, cartons, and other packages and labels for the products of The Coca-Cola Company must be purchased from manufacturers approved by The Coca-Cola Company.

      High fructose corn syrup is the principal sweetener used by the Company in the United States and Canada for beverage products, other than low-calorie products, of The Coca-Cola Company and other cross-franchise brands, although sugar (sucrose) was used as a sweetener in Canada during 1999. The Company and The Coca-Cola Company have entered into arrangements for the purchase by the Company from The Coca-Cola Company of substantially all of the Company’s 1999-2003 requirements for sweeteners in the United States. See “Certain Relationships and Related Transactions — Agreements and Transactions with The Coca-Cola Company — Sweetener Requirements Agreement” in the Company’s 2000 Proxy Statement, which information is incorporated by reference into Item 13 of this report. In Europe, the principal sweetener is sugar from sugar beets, purchased from multiple suppliers. The Company does not separately purchase low-calorie sweeteners because sweeteners for low-calorie beverage products of The Coca-Cola Company are contained in the syrup or concentrate purchased by the Company from The Coca-Cola Company.

      The Company currently purchases its requirements for plastic bottles in the United States from manufacturers jointly owned by it and other bottlers of Coca-Cola. The Company is the majority shareholder of Western Container Corporation, a major producer of plastic bottles. In Canada, a merchant supplier is used. In Europe, the Company produces most of its plastic bottle requirements using preforms purchased from various merchant suppliers. Management of the Company believes that ownership interests in certain suppliers and the self-manufacture of certain packages can serve to reduce or manage costs.

      There are no materials or supplies used by the Company that are currently in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls, or national emergencies.

North American Beverage Agreements

Domestic Cola and Allied Beverage Agreements in the United States with The
Coca-Cola Company

      The Company purchases concentrate and syrup from The Coca-Cola Company and produces, markets, and distributes its principal liquid nonalcoholic refreshment products within the United States under two basic forms of beverage agreements with The Coca-Cola Company: beverage agreements that cover the Coca-Cola Trademark Beverages (the “Cola Beverage Agreements”) and beverage agreements that cover other carbonated and some noncarbonated beverages of The Coca-Cola Company (the “Allied Beverages” and “Allied Beverage Agreements”) (referred to collectively in this report as the “Domestic Cola and Allied Beverage Agreements”). See “Introduction” and “Products” above. The Company and each of its bottling company subsidiaries are parties to one or more separate Cola Beverage Agreements and to various Allied Beverage Agreements. In this section, unless the context indicates otherwise, a reference to the Company refers to the legal entity in the United States that is a party to the beverage agreements with The Coca-Cola Company.

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

Cola Beverage Agreements in the United States with The Coca-Cola Company

      Exclusivity. The Cola Beverage Agreements provide that the Company will purchase its entire requirements of concentrates and syrups for Coca-Cola Trademark Beverages from The Coca-Cola Company at prices, terms of payment, and other terms and conditions of supply, as determined from time to time by The Coca-Cola Company in its sole discretion. The Company may not produce, distribute, or handle cola products other than those of The
Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in authorized containers within its territories. The Coca-Cola Company may determine, from time to time in its sole discretion, what types of containers to authorize for use with products of The Coca-Cola Company.

      Transshipping. The Company may not sell Coca-Cola Trademark Beverages outside its territories.

      Company Obligations. The Company is obligated to maintain such plant and equipment, staff, and distribution and vending facilities as are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in its territories; to undertake adequate quality control measures prescribed by The Coca-Cola Company; to develop and to stimulate the demand for Coca-Cola Trademark Beverages in those territories; to use all approved means, and spend such funds on advertising and other forms of marketing, as may be reasonably required to satisfy that objective; and to maintain such sound financial capacity as may be reasonably necessary to assure performance by the Company of its obligations to The Coca-Cola Company. The Company is required to meet annually with The Coca-Cola Company to present its marketing, management, and advertising plans for the Coca-Cola Trademark Beverages for the upcoming year, including financial plans showing that the Company has the consolidated financial capacity to perform its duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If the Company carries out its plans in all material respects, it will be deemed to have satisfied its obligations to develop, stimulate, and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured or waived by The Coca-Cola Company within 120 days of written notice of the failure, would give The Coca-Cola Company the right to terminate the Cola Beverage Agreements. If the Company at any time fails to carry out a plan in all material respects in any geographic segment of its territory, and if such failure is not cured within six months after written notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Beverage Agreement by eliminating the portion of the territory in which such failure has occurred.

      Acquisition of Other Bottlers. If the Company acquires control, directly or indirectly, of any bottler of Coca-Cola Trademark Beverages in the United States, or any party controlling a bottler of Coca-Cola Trademark Beverages in the United States, the Company must cause the acquired bottler to amend its agreement for the Coca-Cola Trademark Beverages to conform to the terms of the Cola Beverage Agreements.

      Term and Termination. The Cola Beverage Agreements are perpetual, but they are subject to termination by The Coca-Cola Company upon the occurrence of an event of default by the Company. Events of default with respect to each Cola Beverage Agreement include: (i) production or sale of any cola product not authorized by The Coca-Cola Company; (ii) insolvency, bankruptcy, dissolution, receivership, or the like; (iii) any disposition by the Company of any voting securities of any bottling company without the consent of The Coca-Cola Company; and (iv) any material breach of any obligation of the Company under that Cola Beverage Agreement that remains uncured for 120 days after written notice by The Coca-Cola Company. If any Cola Beverage Agreement is terminated because of an event of default, The Coca-Cola Company has the right to terminate all other Cola Beverage Agreements held by the Company.

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

      The provisions of the Cola Beverage Agreements that make it an event of default to dispose of any Cola Beverage Agreement or voting securities of any bottling company subsidiary without the consent of The Coca-Cola Company and that prohibit the assignment or transfer of the Cola Beverage Agreements are designed to preclude any person not acceptable to The Coca-Cola Company from obtaining an assignment of a Cola Beverage Agreement or from acquiring any voting securities of the Company’s bottling subsidiaries. These provisions prevent the Company from selling or transferring any of its interest in any bottling operations without the consent of The Coca-Cola Company. These provisions may also make it impossible for the Company to benefit from certain transactions, such as mergers or acquisitions, involving any of the bottling operations of bottlers of Coca-Cola that might be beneficial to the Company and its shareowners but which are not acceptable to The Coca-Cola Company.

Allied Beverage Agreements in the United States with The Coca-Cola Company

      The Allied Beverages are beverages of The Coca-Cola Company, its subsidiaries, and joint ventures that are either carbonated beverages, but not Coca-Cola Trademark Beverages, or are certain noncarbonated beverages, such as Hi-C fruit drinks, self-manufactured Fruitopia, and Cool from Nestea. The Allied Beverage Agreements contain provisions that are similar to those of the Cola Beverage Agreements with respect to pricing, transshipping, authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Cola Beverage Agreements.

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

      Term and Termination. Each Allied Beverage Agreement has a term of ten or fifteen years and is renewable by the Company for an additional ten or fifteen years at the end of each term. The initial term for many of the Company’s Allied Beverage Agreements expired in 1996 and substantially all were renewed. The Company intends to renew substantially all the Allied Beverage Agreements as they expire. The Allied Beverage Agreements are subject to termination in the event of default by the Company. The Coca-Cola Company may terminate an Allied Beverage Agreement in the event of: (i) insolvency, bankruptcy, dissolution, receivership, or the like; (ii) termination of the Cola Beverage Agreement of the Company by either party for any reason; or (iii) any material breach of any obligation of the Company under the Allied Beverage Agreement that remains uncured after required prior written notice by The Coca-Cola Company.

Noncarbonated Beverage Agreements in the United States with The Coca-Cola Company

      The Company purchases certain noncarbonated beverages such as isotonics, teas, and juice drinks in finished form from The Coca-Cola Company, or its designees or joint ventures, pursuant to the terms of marketing and distribution agreements (the “Noncarbonated Beverage Agreements”). The Noncarbonated Beverage Agreements contain provisions that are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences therefrom.

      The Company is currently manufacturing and distributing Dasani, a bottled water product of The Coca-Cola Company, under temporary licenses while negotiating the definitive agreements.

      Exclusivity. Unlike the Domestic Cola and Allied Beverage Agreements, which grant the Company exclusivity in the distribution of the covered beverages in the territory, the Noncarbonated Beverage Agreements grant exclusivity but permit The Coca-Cola Company to test market the noncarbonated beverage products in the territory, subject to the Company’s right of first refusal to do so, and to sell the noncarbonated beverages to commissaries for delivery to retail outlets in the territory where noncarbonated beverages are consumed on-premise, such as restaurants. The Coca-Cola Company must pay the Company certain fees for lost volume, delivery, and taxes in the event of such commissary sales. Also, under the Noncarbonated Beverage Agreements, the Company may not sell other beverages in the same product category.

      Pricing. The Coca-Cola Company, in its sole discretion, establishes the pricing the Company must pay for the noncarbonated beverages but has agreed, under certain circumstances, to give the Company the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca-Cola. The Coca-Cola Company has no rights under the Noncarbonated Beverage Agreements to establish the resale prices at which the Company sells it products.

      Term. Each of the Noncarbonated Beverage Agreements has a term of ten years and is renewable by the Company for an additional ten years at the end of each term. The initial term for most of the Noncarbonated Beverage Agreements for POWERaDE will expire in 2004, and for Nestea and Minute Maid juices and juice drinks, the initial term will expire in 2007.

Marketing and Other Support in the United States from The Coca-Cola Company

      The Coca-Cola Company has no obligation under the Domestic Cola and Allied Beverage Agreements and Noncarbonated Beverage Agreements to participate with the Company in expenditures for advertising, marketing, and other support, but it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company. The Coca-Cola Company provided support in 1999 but is under no obligation to continue past levels of funding.

Post-Mix Sales and Marketing Agreements in the United States with The Coca-Cola
Company

      The Company has a distributorship appointment ending on December 31, 2002 to sell and deliver the post-mix products of The Coca-Cola Company. The appointment is terminable by either party without cause upon ten days’ written notice. In 1999, the Company sold and/or delivered such post-mix products in all of its major territories in the United States. Under the terms of the appointment, the Company is authorized to distribute such syrups to retailers for dispensing to consumers within the United States. Unlike the Domestic Cola and Allied Beverage Agreements, there is no exclusive territory, and the Company faces competition not only from sellers of other post-mix syrups but also from other sellers of post-mix syrups of The Coca-Cola Company (including The Coca-Cola Company). Depending on the territory, the Company is involved in the sale, distribution, and marketing of post-mix syrups in differing degrees. In some territories, the Company sells syrup on its own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, the Company is responsible for marketing post-mix syrup to certain segments of the business. See “Certain Relationships and Related Transactions — Agreements and Transactions with The Coca-Cola Company — Sales of Syrups, Bottle and Can Products, and Agency Billing and Delivery Arrangements” in the Company’s 2000 Proxy Statement; this information is incorporated by reference into Item 13 of this report.

Beverage Agreements in the United States with Other Licensors

      The beverage agreements in the United States between the Company and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the Domestic Cola and Allied Beverage Agreements as to use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, and causes for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit the Company from dealing in products with similar flavors in certain territories. The agreements with subsidiaries of Cadbury Schweppes plc, which represented in 1999 approximately 7% of the beverages sold by the Company in the United States and the Caribbean, provide that the parties will give each other at least one year’s notice prior to terminating the agreement for any brand, and pay certain fees in some circumstances. Also, the Company has agreed that it would not cease distributing Dr Pepper brand products prior to December 31, 2005 or Canada Dry, Schweppes, or Squirt brand products prior to December 31, 2001. The termination provisions for Dr Pepper renew for five-year periods; those for the other Cadbury brands renew for three-year periods.

Canadian Beverage Agreements with The Coca-Cola Company

      Coca-Cola Bottling Company, the Company’s bottler in Canada, sells, distributes, and produces Coca-Cola Trademark Beverages, Allied Beverages, and noncarbonated beverages of The Coca-Cola Company and Coca-Cola Ltd., an affiliate of The Coca-Cola Company (“Coca-Cola Beverage Products”) in its territories pursuant to license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company (“Canadian Beverage Agreements”). The Canadian Beverage Agreements are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transshipping, transfer restrictions, termination, and related matters but have certain significant differences therefrom.

      Exclusivity. The Canadian Beverage Agreement for Coca-Cola Trademark Beverages gives Coca-Cola Bottling Company the exclusive right to distribute Coca-Cola Trademark Beverages in its territories in bottles authorized by Coca-Cola Ltd. Coca-Cola Bottling Company also is authorized on a nonexclusive basis to sell, distribute, and produce canned, pre-mix, and post-mix Coca-Cola Trademark Beverages in such territories. At present, there are no other authorized producers or distributors of canned, pre-mix, or post-mix Coca-Cola Trademark Beverages in Coca-Cola Bottling Company’s territories, and Coca-Cola Bottling Company has been advised by Coca-Cola Ltd. that there are no present intentions to authorize any such producers or distributors in the future. In general, the Canadian Beverage Agreement for Coca-Cola Trademark Beverages prohibits Coca-Cola Bottling Company from producing or distributing beverages other than the Coca-Cola Trademark Beverages unless Coca-Cola Ltd. has given Coca-Cola Bottling Company written notice that it approves the production and distribution of such beverages.

      Pricing. An affiliate of The Coca-Cola Company supplies the concentrates for the Coca-Cola Trademark Beverages and may establish and revise at any time the price of concentrates, the payment terms, and the other terms and conditions under which Coca-Cola Bottling Company purchases concentrates for the Coca-Cola Trademark Beverages. Coca-Cola Bottling Company may not require a deposit on any container used by it for the sale of the Coca-Cola Trademark Beverages unless it is required by law or approved by Coca-Cola Ltd. and, if a deposit is required, such deposit may not exceed the greater of the minimum deposit required by law or the deposit approved by Coca-Cola Ltd.

      Term. The Canadian Beverage Agreements for Coca-Cola Trademark Beverages expire on July 28, 2007, with provisions to renew for two additional terms of ten years each, provided generally that Coca-Cola Bottling Company has complied with and continues to be capable of complying with their provisions. Coca-Cola Bottling Company’s authorizations to sell, distribute, and produce pre-mix and post-mix Coca-Cola Trademark Beverages may be terminated by either party on ninety days’ written notice.

      Marketing and Other Support. Coca-Cola Ltd. has no obligation under the Canadian Beverage Agreements to participate with Coca-Cola Bottling Company in expenditures for advertising, marketing, and other support. However, it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company. Coca-Cola Ltd. provided support in 1999 but is under no obligation to continue past levels of funding.

      Other Coca-Cola Beverage Products. The license agreements and arrangements of Coca-Cola Bottling Company with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company, for the Coca-Cola Beverage Products other than Coca-Cola Trademark Beverages are on terms generally similar to those contained in the license agreement for the Coca-Cola Trademark Beverages.

Beverage Agreements in Canada with Other Licensors

      Coca-Cola Bottling Company has several license agreements and arrangements with other licensors, including license agreements with subsidiaries of Cadbury Schweppes plc having terms expiring in July 2002 and December 2036, each being renewable for successive five-year terms until terminated by either party. These beverage agreements generally give Coca-Cola Bottling Company the exclusive right to produce and distribute authorized beverages in authorized packaging in specified territories. These beverage agreements also generally provide flexible pricing for the licensors, and in many instances, prohibit Coca-Cola Bottling Company from dealing in beverages that could be confused with, or are imitative of, the authorized beverages. These agreements contain restrictions generally similar to those in the Canadian Beverage Agreements regarding the use of trademarks, approved bottles, cans and labels, sales of imitations, and causes for termination. On December 11, 1998, The Coca-Cola Company announced that it was buying the beverage brands of Cadbury Schweppes plc in various countries, including Canada. This transaction is still being reviewed by the Canadian regulatory authorities.

European Beverage Agreements

European Beverage Agreements with The Coca-Cola Company

      The Company’s bottlers in the Netherlands, Belgium, continental France, Great Britain, and Luxembourg (the “Company European Bottlers”) operate in their respective territories under bottler’s and distributor’s agreements with The Coca-Cola Company and The Coca-Cola Export Corporation (the “European Beverage Agreements”). The European Beverage Agreements have certain significant differences, described below, from the beverage agreements in North America.

      On July 30, 1999, the Company acquired Société Boissons Gazeuses de la Côte d’Azur and Sud Boissons S.A., which were the authorized bottlers of Coca-Cola Trademark Beverages and Allied Beverages in the two non-Company bottling territories in continental France and Monaco (the “Southern French Bottlers”). The Southern French Bottlers have agreements with The Coca-Cola Company and The Coca-Cola Export Corporation that are substantially similar to the European Beverage Agreements (the “Southern French Agreements”). The Company has had the Southern French Agreements under review to bring them, as necessary and appropriate, in line with the European Beverage Agreements. The European Supplemental Agreement (see below) will also be modified to include all of continental France. The Company believes that the European Beverage Agreements are substantially similar to other agreements between The Coca-Cola Company and other European bottlers of Coca-Cola Trademark Beverages and Allied Beverages.

      Exclusivity. Subject to the European Supplemental Agreement, described below in this report, and certain minor exceptions, the Company European Bottlers have the exclusive rights granted by The Coca-Cola Company in their territories to sell the beverages covered by their respective European Beverage Agreements in glass bottles, plastic bottles, and/or cans. The covered beverages include Coca-Cola Trademark Beverages, Allied Beverages, noncarbonated beverages, and certain beverages not sold in the United States. See “Products” above. The Coca-Cola Company has retained the rights, under certain circumstances, to produce and sell, or authorize third parties to produce and sell, the beverages in any other manner or form within the territories. The Coca-Cola Company has further granted certain Company European Bottlers a nonexclusive authorization to package and sell post-mix and/or pre-mix beverages in their territories.

      Transshipping. The Company European Bottlers are prohibited from making sales of the beverages outside of their territories, or to anyone intending to resell the beverages outside their territories, without the consent of The Coca-Cola Company, except for sales arising out of a passive order from a customer in another member state of the European Union or for export to another such member state. The European Beverage Agreements also contemplate that there may be instances in which large or special buyers have operations transcending the boundaries of the territories, and in such instances, the Company European Bottlers agree not to oppose, without valid reason, any additional measures deemed necessary by The Coca-Cola Company to improve sales and distribution to such customers.

      Pricing. The European Beverage Agreements provide that the sales of concentrate, beverage base, and other goods to the Company European Bottlers are at prices which are set from time to time by The Coca-Cola Company in its sole discretion.

      Term and Termination. The European Beverage Agreements expire July 26, 2006 for the Netherlands, continental France and Belgium, February 10, 2007 for the British bottler, and January 30, 2008 for the Luxembourg bottler, unless terminated earlier as provided therein. If the Company European Bottlers have fully complied with the agreements during the initial term, are “capable of the continued promotion, development, and exploitation of the full potential of the business,” and request an extension of the agreement, an additional ten-year term may be granted at the sole discretion of The Coca-Cola Company. The Coca-Cola Company is given the right to terminate the European Beverage Agreements before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of the Company European Bottlers or the occurrence of a default under the European Beverage Agreements which is not remedied within 60 days of written notice of the default by The Coca-Cola Company. The European Beverage Agreements may be terminated by either party in the event foreign exchange is unavailable or local laws prevent performance. They also terminate automatically, after a certain lapse of time, if a Company European Bottler refuses to pay a beverage base price increase for the beverage “Coca-Cola”. The post-mix and pre-mix authorizations are terminable by either party with 90 days’ prior written notice.

European Supplemental Agreement with The Coca-Cola Company

      In addition to the European Beverage Agreements described above, the Company European Bottlers, The Coca-Cola Company, and The Coca-Cola Export Corporation are parties to a supplemental agreement (the “European Supplemental Agreement”) with regard to the Company European Bottlers’ rights pursuant to the European Beverage Agreements. The European Supplemental Agreement permits the Company European Bottlers to prepare, package, distribute, and sell the beverages covered by any of the Company European Bottlers’ European Beverage Agreements in any other territory of another Company European Bottler, provided that the Company and The Coca-Cola Company shall have reached agreement upon a business plan for such beverages. The European Supplemental Agreement may be terminated, either in whole or in part by territory, by The Coca-Cola Company at any time with 90 days’ prior written notice.

Marketing and Other Support in Europe from The Coca-Cola Company

      The Coca-Cola Company has no obligation under the European Beverage Agreements to participate with the Company in expenditures for advertising, marketing, and other support, but it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company. The Coca-Cola Company has provided support in 1999 but is under no obligation to continue past levels of funding.

Beverage Agreements in Europe with Other Licensors

      The beverage agreements between the Company and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit the Company from dealing in products with similar flavors. Those agreements contain restrictions generally similar in effect to those in the European Beverage Agreements as to the use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, planning, and causes for termination. As a condition to Cadbury Schweppes plc’s sale of its 51% interest in the British bottler to the Company in February 1997, the Company entered into agreements concerning certain aspects of the Cadbury Schweppes products distributed by the British bottler (the “Cadbury Schweppes Agreements”). These agreements impose obligations upon the Company with respect to the marketing, sale, and distribution of Cadbury Schweppes products within the British bottler’s territory. These agreements further require the British bottler to achieve certain agreed growth rates for Cadbury Schweppes brands and grant certain rights and remedies to Cadbury Schweppes if these rates are not met. These agreements also place some limitations upon the British bottler’s ability to discontinue Cadbury Schweppes brands, and recognize the exclusivity of certain Cadbury Schweppes brands in their respective flavor categories. The British bottler is given the first right to any new Cadbury Schweppes brands introduced in the territory. These agreements run through 2012 and are automatically renewed for a ten-year term thereafter unless terminated by either party. On July 30, 1999, The Coca-Cola Company announced that it had completed the acquisition of the Cadbury Schweppes beverage brands inter alia in the United Kingdom. The Cadbury Schweppes beverage brands were not acquired in any other countries in which the Company European Bottlers operate. Some Cadbury Schweppes beverage brands were acquired by assignment and others by purchase of the entity owning the brand; both methods are referred to as “assignments” for purposes of this section. Pursuant to the acquisition, Cadbury Schweppes assigned the Cadbury Schweppes Agreements to an affiliate of The Coca-Cola Company. The assignment did not cause a substantive modification of the terms and conditions of the Cadbury Schweppes Agreements.

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

      Marketing and pricing are significant factors affecting the Company’s competitive position, but the consumer and customer goodwill associated with the trademarks of its products is the most favorable factor for the Company. Other competitive factors among beverage distributors include distribution methods, service to the trade, and the management of sales promotion activities. Vending machine sales, packaging changes, and relationships with fountain customers are also competitive factors. The introductions of new products and packages have been major competitive elements in the liquid nonalcoholic refreshment industry.

Employees

      At December 31, 1999, the Company had approximately 69,000 employees, approximately 11,000 of whom were in Europe. The Company is party to 144 collective bargaining agreements covering approximately 15,400 of its North American employees. These collective bargaining agreements expire at various dates through 2005. The Company has no reason to believe that it will be unable to renegotiate any of these agreements on satisfactory terms. Management of the Company believes that the Company’s relations with its employees are generally good.

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

      In Canada, soft drink containers are subject to waste management measures in each of the ten provinces. Seven provinces have forced deposit schemes, of which three have half-back deposit systems whereby a deposit is collected from the consumer and one-half of the deposit amount is returned upon redemption. In Manitoba a levy is imposed on beverage containers to fund a multi-material recovery system. Prince Edward Island requires all soft drink beverages to be sold in refillable containers. Regulations in Ontario, which are currently not being enforced by the government, require that sales by a bottler of soft drink beverages in refillable containers must meet a minimum percentage of total sales of soft drink beverages by such bottler in refillable and nonrefillable containers within that bottler’s sales areas. It is acknowledged that there is widespread industry noncompliance with such regulations.

      The European Commission has issued a packaging and packing waste directive which has been incorporated into the national legislation of the member states. Beginning in 2001, at least 50% of the Company’s packages distributed in the European Union must be recovered and at least 15% must be recycled. The legislation sets targets for the recovery and recycling of household, commercial, and industrial packaging waste and impose substantial responsibilities upon bottlers and retailers for implementation.

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

Excise and Value Added Taxes

      Excise taxes on sales of soft drinks have been in place in various states in the United States for several years. The states in which the Company operates that currently impose such taxes are Arkansas, Tennessee, Washington, and West Virginia. In addition, the state of Hawaii has imposed a special tax on glass containers. To the knowledge of management of the Company, no similar legislation has been enacted in any other markets served by the Company. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in nonrefillable containers as a means of encouraging the use of refillable containers. However, the Company’s management is unable to predict whether such additional legislation will be adopted.

      Value added tax on soft drinks ranges from 3% to 21% within the Company’s bottling territories in Canada and the European Community. In addition, excise taxes on sales of soft drinks are in place in Belgium, France, and the Netherlands. The existence and level of this indirect taxation on the sale of soft drinks is now a matter of legal and public debate given the need for further tax harmonization within the European Community.

Canadian Income Tax

      The Company’s bottler in Canada, acquired in 1997, is being audited by the Canada Customs and Revenue Agency for the years 1990 through 1996. The authorities have raised issues that could likely result in an assessment of additional taxes. If an assessment were made, the authorities by law may require as much as one-half of any amount assessed to become immediately due and payable while the taxpayer pursues an appeal. The Company believes it has substantial defenses to the issues being raised by the Canadian authorities; however, it is too early to predict the amount of any ultimate assessment or the final outcome of the matter.

California Legislation

      A California law requires that any person who exposes another to a carcinogen or a reproductive toxicant must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. The Company has assessed the impact of the law and its implementing regulations on the Company’s beverage products and has concluded that none of the Company’s products currently requires a warning under the law.

Underground Storage Tanks and Other Environmental Regulations

      Substantially all of the facilities of the Company are subject to laws and regulations dealing with above-ground and underground fuel storage tanks and the discharge of materials into the environment. Compliance with these provisions has not had, and the Company does not expect such compliance to have, any material effect upon the capital expenditures, net income, financial condition, or competitive position of the Company. The Company’s beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. Management believes that its current practices and procedures for the control and disposition of such wastes comply with applicable law. In the United States, the Company has been named as a potentially responsible party in connection with certain landfill sites where the Company may have been a de minimis contributor. Under current law, the Company’s liability for cleanup costs may be joint and several with other users of such sites, regardless of the extent of the Company’s use in relation to other users. However, in the opinion of management of the Company, the potential liability of the Company in connection with such activity is not significant and will not have a materially adverse effect on the financial condition or results of operations of the Company.

      Several underground fuel storage tanks used by the Company may be found to be in noncompliance with applicable federal and state requirements for the continued maintenance and use of such tanks. The Company has adopted a plan for the testing, removal, replacement, and repair, if necessary, of underground fuel storage tanks at Company bottlers in North America; this includes any necessary remediation of tank sites and the abatement of the discharge of pollutants. The Company’s plan extends to the upgrade of wastewater handling facilities, and the remediation of friable asbestos. The Company spent approximately $6.5 million in 1999 pursuant to this plan, and the Company estimates it will spend approximately $8.1 million in 2000 and $4.4 million in 2001 pursuant to this plan. In the opinion of management of the Company, any liabilities associated with the items covered by such plan will not have a materially adverse effect on the financial condition or results of operations of the Company.

Trade Regulation

      The business of the Company, as the exclusive manufacturer and distributor of bottled and canned beverage products of The Coca-Cola Company and other manufacturers within specified geographic territories, is subject to antitrust laws of general applicability. Under the United States’ Soft Drink Interbrand Competition Act, the exercise and enforcement of an exclusive contractual right to manufacture, distribute, and sell a soft drink product in a geographic territory is presumptively lawful if the soft drink product is in substantial and effective interbrand competition with other products of the same class in the market. Management of the Company believes that such substantial and effective competition exists in each of the exclusive geographic territories in the United States in which the Company operates.

      The Treaty of Rome, which established the European Community, precludes restrictions of the free movement of goods among the member states. As a result, unlike the Company’s Domestic Cola and Allied Beverage Agreements, the European Beverage Agreements grant exclusive bottling territories to the Company subject to the exception that other European Union and/or European Economic Area bottlers of Coca-Cola Trademark Beverages and Allied Beverages can, in response to unsolicited orders, sell such products in the Company’s European Community territories. See “European Beverage Agreements.”

Miscellaneous Regulations

      The production, distribution, and sale of many of the Company’s products are subject to the United States Federal Food, Drug, and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various federal, state, provincial, and local environmental statutes and regulations; and various other federal, state, provincial, and local statutes in the United States, Canada, and Europe regulating the production, packaging, sale, safety, advertising, labeling, and ingredients of such products.

Financial Information on Industry Segments and Geographic Areas

      For financial information on industry segments and operations in geographic areas, see Note 17 to the Company’s Consolidated Financial Statements, found on page 45 of the Company’s Annual Report to Shareowners for the year ended December 31, 1999, which is incorporated into this report by reference.

ITEM  2.  PROPERTIES

      The principal properties of the Company include the executive offices, production facilities, distribution facilities, administrative offices, and service centers. At December 31, 1999, the Company operated 76 beverage production facilities, 27 of which are solely production facilities and 49 of which are combination production/distribution facilities, and also operated 361 principal distribution facilities. The Company owns 72 of its production facilities and 266 of its principal distribution facilities, and leases the others. In the aggregate, the Company’s owned and leased facilities cover approximately 39 million square feet. Management of the Company believes that its production and distribution facilities are generally sufficient to meet present operating needs.

      One of the facilities owned by the Company is subject to a lien to secure indebtedness in an aggregate principal amount of approximately $1.6 million at December 31, 1999. Excluding expenditures for bottler acquisitions, the Company’s capital expenditures in 1999 were approximately $1.5 billion.

      At December 31, 1999, the Company owned and operated approximately 52,000 vehicles of all types used in the sale, production, and distribution of its products and over 2.1 million coolers, beverage dispensers, and vending machines.

ITEM  3.  LEGAL PROCEEDINGS

      The Company and several of its bottling subsidiaries or divisions in the United States have been named as potentially responsible parties (“PRPs”) at several federal and state “Superfund” sites. In 1987, BCI Coca-Cola Bottling Company of Los Angeles (“CCBCLA”) was named by the Environmental Protection Agency (“EPA”) as a PRP at the Operating Industries, Inc. (“OII”) site at Monterey Park, California. As of 1991, CCBCLA had contributed approximately $300,000 toward the remediation efforts. After 1991, CCBCLA had no further communications from the EPA until October 1997 when CCBCLA received notice from the EPA that a “Final Remedy” for the site had been chosen with an estimated cost (in addition to what had already been spent) of approximately $217 million (including an estimated $52 million for EPA’s past and future oversight costs), and which is expected to take 30 years to complete. There are approximately 280 PRPs at this site. CCBCLA’s monetary participation in prior remediation activities at the OII site was based upon its allocated percentage of volume of waste contributed to the site, which was 0.075%. Based upon this percentage and the estimated costs, CCBCLA’s share of the Final Remedy would be about $162,750. In 1994, the Company was named as a PRP at the Waste Disposal Engineering site in Andover, Minnesota, a former landfill. The claim against the Company is approximately $110,000; however, if this site is a “qualified landfill” under Minnesota law, the entire cost of remediation may be paid by the state without contribution from any PRP. In 1999, The Laredo Coca-Cola Bottling Company, Inc. (“Laredo CCBC”) was named as a PRP at the Anglo Metal, Inc. site, a former recycling facility in San Juan, Texas for scrap metal, transformers, and batteries, the cleanup of which is being overseen by the Texas Natural Resources Conservation Commission. The estimated cleanup costs for the site is approximately $2.4 million. Laredo CCBC conducted an internal investigation of this matter and determined that some of its scrap metal may have been taken to the Anglo Metal site. However, neither the amount of scrap metal that may have been sent by Laredo CCBC nor the percentage of any such scrap relative to scrap sent by the other PRPs has yet been determined. The Company or its bottling subsidiaries have been named as PRPs at twenty-four other federal and seven other state “Superfund” sites under circumstances which have led the management of the Company to conclude either: (i) that the Company will have no further liability because there was no responsibility for having deposited hazardous waste; (ii) that payments made to date would be sufficient to satisfy all liability; or (iii) that the Company’s ultimate liability, if any, for such site would be less than $100,000.

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

      Not applicable.

ITEM  4(A).  EXECUTIVE OFFICERS OF THE COMPANY

      Set forth below is information as of March 7, 2000 regarding the executive officers of the Company:

		Principal Occupation During
Name	Age	the Past Five Years

Summerfield K. Johnston Jr.	67	Mr. Johnston has been Chairman of the Board of Directors since October 1997 and Chief Executive Officer of the Company since January 2000. He was Vice Chairman of the Board from December 1991 to October 1997, and Chief Executive Officer from December 1991 until April 1998.

John R. Alm	54	Mr. Alm has been President since January 2000 and Chief Operating Officer since October 1999. He was Executive Vice President and Principal Operating Officer from April 1999 to October 1999. He was Executive Vice President and Chief Financial Officer from October 1997 until April 1999. He was Senior Vice President and Chief Financial Officer of the Company from December 1991 to October 1997.

Margaret F. Carton	42	Ms. Carton has been Vice President, Information Services since February 2000. She was Vice President, Investor Relations and Planning from October 1996 to February 2000. She served as Director, Investor Relations from 1990 to October 1996.

Michael P. Coghlan	44	Mr. Coghlan has been Vice President, Controller and Principal Accounting Officer of the Company since December 1998. He had been Chief Financial Officer of the Company’s Eastern Group since October 1996. Prior to that, he had served as the Company’s Vice President and Director of Internal Audit from January 1996 until October 1996, and a Region Vice President of Finance from June 1992 until December 1995.

John H. Downs, Jr.	43	Mr. Downs has been Senior Vice President, Public Affairs of the Company since December 1999. He was Vice President, Public Affairs from 1989 to December 1999.

Norman P. Findley III	55	Mr. Findley has been Executive Vice President, Marketing since January 2000. He was Executive Vice President of Business Development from October 1999 to January 2000. He had been Executive Vice President and Principal Operating Officer from April 1999 until October 1999. He was Senior Vice President of the Company from December 1995 until October 1999, and European Group President from July 1996 until October 1999. He was Vice President, Domestic and International Marketing from July 1993 to December 1995.

		Principal Occupation During
Name	Age	the Past Five Years

Robert F. Gray	52	Mr. Gray has been Senior Vice President, Operations and Capital Planning since February 2000. He was Vice President and Chief Financial Officer, European Group, from July 1996 until February 2000. Prior to that, he served as Vice President, Information Systems from February 1992 until July 1996.

Shaun B. Higgins	50	Mr. Higgins has been Vice President, and European Group President since October 1999. From January 1999 until October 1999, he was Group Vice President in the Company’s Eastern North America Group, responsible for New York and New England. He was Division Vice President and General Manager for the New York Division from October 1997 to January 1999. He served as Executive Vice President and Chief Operating Officer of Coca-Cola Beverages Ltd. from 1995 until 1997.

William A. Holl	42	Mr. Holl has been Vice President, and President, Eastern North American Group since January 2000. He was Group Vice President of the Eastern North America Group from August 1997 to January 2000. Prior to that he was Vice President and General Manager for the Northeast Region from January 1996 until August 1997. He was Division Vice President and General Manager of the Company’s Michigan Division from January 1995 until January 1996.

Summerfield K. Johnston III	46	Mr. Johnston has been Executive Vice President, Strategic Planning since January 2000. He was Senior Vice President of the Company from December 1995 to January 2000 and Eastern North America Group President from July 1996 to January 2000. He was Vice President, Regional Operations from July 1993 to December 1995.

Lowry F. Kline	59	Mr. Kline has been Executive Vice President and Chief Administrative Officer since April 1999. He was Executive Vice President and General Counsel from October 1997 until July 1999. He was Senior Vice President and General Counsel from February 1996 to October 1997, and General Counsel of the Company since December 1991. He was a partner in the law firm of Miller & Martin LLP, Chattanooga, Tennessee, from 1970 until 1996.

		Principal Occupation During
Name	Age	the Past Five Years

Patrick J. Mannelly	45	Mr. Mannelly has been Senior Vice President and Chief Financial Officer since December 1999. He was Vice President and Chief Financial Officer from April 1999 until December 1999. He was Vice President, Finance and Administration from December 1998 until April 1999. He was a Group Vice President and General Manager in the Company’s Eastern North America Group, responsible for New York and New England, from August 1997 until December 1998; and in the Western North America Group, responsible for Southern California from July 1996 until August 1997. Prior to that, from April 1993 to July 1996, he was Vice President and General Manager for the Los Angeles division of the Western North America Group.

Daniel G. Marr	47	Mr. Marr has been Senior Vice President and Chief Customer Officer since January 2000. He was Vice President, Marketing from January 1996 until January 2000. From January 1992 until January 1996, he was Division Vice President and General Manager of the Company’s East Texas Division.

Vicki R. Palmer	46	Ms. Palmer has been Senior Vice President, Treasurer and Special Assistant to the Chief Executive Officer of the Company since December 1999. She was Vice President and Treasurer from December 1993 until December 1999.

John R. Parker, Jr.	49	Mr. Parker has been Senior Vice President and General Counsel of the Company since December 1999. He became Vice President in April 1999 and General Counsel in July 1999. He served as General Counsel for the Company’s European Group from October 1996 until April 1999. In 1995, he served as division counsel for the Nordic and Northern Eurasia Division of The Coca-Cola Company. From 1993 until 1995, he was Vice President and General Counsel of The
		Coca-Cola Bottling Company of New York, Inc.

Gary P. Schroeder	54	Mr. Schroeder has been Senior Vice President, Bottler Relations since January 2000. He was Senior Vice President of the Company and Western North America Group President from July 1996 until January 2000. He was Vice President, Regional Operations of the Company from December 1994 to July 1996.

		Principal Occupation During
Name	Age	the Past Five Years

G. David Van Houten, Jr.	50	Mr. Van Houten has been President of the Western North America Group since January 2000. He had been a Senior Vice President of the Company since December 1995 and was Central North America Group President from July 1996 until January 2000. He was Vice President, Regional Operations of the Company from July 1993 to December 1995.

      Summerfield K. Johnston, Jr. is the father of Summerfield K. Johnston III. The officers of the Company are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board of Directors at any time.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Listed and Traded:  New York Stock Exchange

Traded:  Boston, Chicago, Cincinnati,

Pacific, and Philadelphia Exchanges

Common stock owners of record as of February 25, 2000:  16,562

STOCK PRICES

1999	High		Low

Fourth Quarter	26	1/4	16	13/16
Third Quarter	32	1/2	22	1/2
Second Quarter	37	1/2	28	15/16
First Quarter	36	7/16	30

1998	High		Low

Fourth Quarter	41	3/16	22	7/8
Third Quarter	41	9/16	22	15/16
Second Quarter	41	7/16	35	9/16
First Quarter	37	13/16	31	1/4

DIVIDENDS

      Regular quarterly dividends in the amount of $0.04 per share have been paid since July 1, 1998. For the first quarter of 1998, the regular quarterly dividend rate was $0.025 per share.

ISSUANCES OF STOCK

      During 1999, the Company acquired several bottling companies for a combination of cash and shares of the Company’s common stock, $1.00 par value. The shares were issued to the former holders of the stock of the bottling companies. None of these transactions involved public offerings and no underwriters were used.

      Shown below are the 1999 transactions, showing the number of shares of common stock issued and the total transaction value (including assumed debt, where applicable). Cash, if any, paid to the former shareholders is not reflected.

Transaction and date	Shares issued	Transaction value

Cameron Coca-Cola Bottling Company, Inc.	6,445,638	$202 million
January 1, 1999

Bryan Coca-Cola Bottling Company	2,336,422	$62 million
January 5, 1999

The Coca-Cola, Dr Pepper Bottling Company of Albuquerque	3,666,666	$110 million
January 6, 1999

Nacogdoches Coca-Cola Bottling Company	1,149,441	$31 million
January 7, 1999

Sulphur Springs Coca-Cola Bottling Company	1,300,634	$35 million
January 7, 1999

Montgomery Coca-Cola Bottling Company, Inc.	6,645,399	$180 million
January 13, 1999

Perryton Coca-Cola Bottling Company, Inc.	194,912	$8 million
March 2, 1999

      Also, during July through November 1999, 21,900 shares of the Company’s Convertible Preferred Stock — Bellingham Series were converted by the holders into 92,784 shares of common stock. The preferred stock had been issued in 1998 to the former owners of The Coca-Cola Bottling Company of Bellingham, in connection with the Company’s acquisition of that bottler. Each share of preferred stock has a stated value of $100. At the time of the conversion, the holder receives that number of whole shares of common stock resulting from dividing the stated value (increased at an annual rate of 4% from date of issuance) by the average closing price of the common stock during the preceding ten consecutive trading-day period.

      All of the above issuances were exempt from registration under the Securities Act of 1933, as amended, because of the exemption provided in Rule 506 of Regulation D issued under that act for certain transactions not involving any public offering.

ITEM  6.  SELECTED FINANCIAL DATA

      “Selected Financial Data” for the years 1990 through 1999, on pages 50 and 51 of the Company’s Annual Report to Shareowners for the year ended December 31, 1999 is incorporated into this report by reference.

ITEM  7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      “Management’s Financial Review” on pages 22 through 32 and pages 47 and 48 of the Company’s Annual Report to Shareowners for the year ended December 31, 1999 is incorporated into this report by reference.

ITEM  7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      “Management’s Financial Review — Interest Rate and Currency Risk Management” on pages 28 and 29 of the Company’s Annual Report to Shareowners for the year ended December 31, 1999 is incorporated into this report by reference.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the Registrant and its subsidiaries are incorporated into this report by reference to the Company’s Annual Report to Shareowners for the year ended December 31, 1999, at the pages indicated:

Consolidated Statements of Income — Years ended December 31, 1999, 1998, and 1997 (page 25)

Consolidated Statements of Cash Flows — Years ended December 31, 1999, 1998, and 1997 (page 27)

Consolidated Balance Sheets — December 31, 1999 and 1998 (page 29)

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 1999, 1998, and 1997 (page 30)

Notes to Consolidated Financial Statements (pages 33-46)

Quarterly Financial Information (page 46)

Report of Independent Auditors (page 49)

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information about the directors of the Company is in “Election of Directors — Information Concerning the Nominees and the Incumbent Directors” on pages 4 through 8 of the Company’s 2000 Proxy Statement and is incorporated into this report by reference. Information about the executive officers of the Company is in Item 4(A) of this report under the caption “Executive Officers of the Company.” Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s executive officers and directors, persons who own more than ten percent of the Company’s common stock, and their affiliates who are required to comply with such reporting requirements, is in “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” on page 14 of the Company’s 2000 Proxy Statement, and is incorporated into this report by reference.

ITEM  11.  EXECUTIVE COMPENSATION

      Information about director compensation is in “Election of Directors — Compensation of Directors” on pages 10 and 11 of the Company’s 2000 Proxy Statement, and information about executive compensation is in “Executive Compensation” on pages 14 through 23 of the Company’s 2000 Proxy Statement, all of which is incorporated into this report by reference.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information about ownership of the Company’s common stock by certain persons is in “General Information about Voting — Principal Shareowners” and “Election of Directors — Security Ownership of Directors and Officers” on page 3 and pages 11 through 14, respectively, of the Company’s 2000 Proxy Statement, all of which is incorporated into this report by reference.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information about certain transactions between the Company, The Coca-Cola Company and their affiliates and certain other persons is in “Certain Relationships and Related Transactions” on pages 23 through 25 of the Company’s 2000 Proxy Statement, all of which is incorporated into this report by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements. The following consolidated financial statements of the Company and subsidiaries, included in the Company’s Annual Report to Shareowners for the year ended December 31, 1999, are incorporated by reference into Part II, Item 8 of this report:

Consolidated Statements of Income — Years ended December 31, 1999, 1998, and 1997.

Consolidated Statements of Cash Flows — Years ended December 31, 1999, 1998, and 1997.

Consolidated Balance Sheets — December 31, 1999 and 1998.

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 1999, 1998, and 1997.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

           (2)  Financial Statement Schedules. The following financial statement schedule of the Company and its subsidiaries is included in this report on the page indicated:

Page

Report of Independent Auditors	F-2

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 31, 1999, 1998, and 1997	F-3

      All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

           (3)  Exhibits.

Incorporated by Reference or Filed Herewith (The Company’s
Current, Quarterly, and Annual Reports are filed with the Securities and Exchange Commission under File No. 01-09300; the Company’s
Exhibit			Registration Statements have the file numbers noted wherever
Number		Description	such statements are identified in the exhibit listing)

3.1	—	Restated Certificate of Incorporation of Coca-Cola Enterprises (restated as of April 15, 1992) as amended by Certificate of Amendment dated April 21, 1997.	Exhibit 3 to the Company’s Current Report on Form 8-K (Date of Report: July 22, 1997).
3.2	—	Bylaws of Coca-Cola Enterprises, as amended through April 23, 1999.	Exhibit 4.2 to the Company’s Registration Statement on Form S-8, No. 333-77801

Incorporated by Reference or Filed Herewith (The Company’s
Current, Quarterly, and Annual Reports are filed with the Securities and Exchange Commission under File No. 01-09300; the Company’s
Exhibit			Registration Statements have the file numbers noted wherever
Number		Description	such statements are identified in the exhibit listing)

4.1	—	Indenture dated as of July 30, 1991, together with the First Supplemental Indenture thereto dated January 29, 1992, between Coca-Cola Enterprises and The Chase Manhattan Bank, formerly known as Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), as Trustee, with regard to certain unsecured and unfunded debt securities of Coca-Cola Enterprises, and forms of notes and debentures issued thereunder.	Exhibit 4.1 to the Company’s Current Report on Form 8-K (Date of Report: July 30, 1991); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: January 29, 1992); Exhibit 4.02 to the Company’s Current Report on Form 8-K (Date of Report: January 29, 1992); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: September 8, 1992); Exhibits 4.01 and 4.02 to the Company’s Current Report on Form 8-K (Date of Report: November 12, 1992); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: January 4, 1993); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: September 15, 1993); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: September 25, 1996); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: October 3, 1996); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: November 15, 1996); Exhibit 4.1 to the Company’s Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.2 to the Company’s Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.3 to the Company’s Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.4 to the Company’s Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: December 2, 1997); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: January 6, 1998); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: May 13, 1998); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: September 8, 1998); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: September 18, 1998); Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: October 28, 1998); Exhibit 4.01 to the Company’s Current Report on Form 8-K/A (Date of Report: September 16, 1999).

Incorporated by Reference or Filed Herewith (The Company’s
Current, Quarterly, and Annual Reports are filed with the Securities and Exchange Commission under File No. 01-09300; the Company’s
Exhibit			Registration Statements have the file numbers noted wherever
Number		Description	such statements are identified in the exhibit listing)

4.2	—	Medium-Term Notes Issuing and Paying Agency Agreement dated as of October 24, 1994, between Coca-Cola Enterprises and The Chase Manhattan Bank formerly known as Chemical Bank, as issuing and paying agent, including as Exhibit B thereto the form of Medium-Term Note issuable thereunder.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994
4.3	—	Indenture dated as of November 15, 1989 between Coca-Cola Enterprises and Bankers Trust Company, as Trustee, with regard to on certain unsecured and unsubordinated debt securities of Coca-Cola Enterprises, and forms of Fixed Rate Medium Term Note and Floating Rate Medium Term Note, each issuable commencing December 18, 1989 pursuant to the above-referenced Indenture.	Exhibit 4.01 to the Company’s Current Report on Form 8-K (Date of Report: December 12, 1989); Exhibit 4.4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 1989; Exhibit 4.4(b) to the Company’s Annual Report Form 10-K for the fiscal year ended December 29, 1989.
4.4	—	Five Year Credit Agreement dated as of November 4, 1996 (the “1996 Credit Agreement”) among Coca-Cola Enterprises; Bottling Holdings (Great Britain) Limited; Citibank International PLC; Citibank, N.A.; ABN AMRO Bank N.V., Atlanta Agency; Bank of America NT&SA; Bank Brussels Lambert, New York Branch; CIBC Inc.; Commerzbank AG; The Dai-Ichi Kangyo Bank, Ltd., Atlanta Agency; Deutsche Bank A.G., New York and/or Cayman Islands Branches; The First National Bank of Chicago; Kredietbank N.V., Grand Cayman Branch; Midland Bank PLC; Nationsbank, N.A.; The Northern Trust Company; Societe Generale; SunTrust Bank, Atlanta; Swiss Bank Corporation, New York Branch; Texas Commerce Bank, National Association; Union Bank of Switzerland, New York Branch; Wachovia Bank of Georgia, N.A.	Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
4.5	—	Amendment No. 1 to the 1996 Credit Agreement, dated as of September 9, 1997.	Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Incorporated by Reference or Filed Herewith (The Company’s
Current, Quarterly, and Annual Reports are filed with the Securities and Exchange Commission under File No. 01-09300; the Company’s
Exhibit			Registration Statements have the file numbers noted wherever
Number		Description	such statements are identified in the exhibit listing)

4.6	—	Programme Agreement dated 9th March 1999 in respect of a U.S. $3,000,000,000 Euro Medium Term Note Programme, between and among Coca-Cola Enterprises, as issuer and guarantor, Coca-Cola Enterprises Great Britain plc, as issuer, and ABN AMRO Bank N.V., Banque Leman Brothers S.A., Banque Nationale de Paris, Credit Suisse First Boston, Deutsche Bank, HSBC Markets, Lehman Brothers, Morgan Stanley Dean Witter, Salomon Smith Barney International, SG Investment Banking and Warburg Dillon Read, as Dealers.	Filed herewith.

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

10.1	—	1986 Stock Option Plan of Coca-Cola Enterprises, As Amended through February 12, 1991.*	Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
10.2	—	Form of Stock Option Agreement between Coca-Cola Enterprises and certain of its officers.*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1, No. 33-9447.
10.3	—	1986 Restricted Stock Award Plan of Coca-Cola Enterprises, As Amended February 16, 1988.*	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1988.
10.4	—	Coca-Cola Enterprises 1991 Stock Option Plan, As Amended and Restated through February 18, 1992.*	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.
10.5	—	Coca-Cola Enterprises 1994 Stock Option Plan.*	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 33-53221.
10.6	—	Coca-Cola Enterprises 1995 Stock Option Plan.*	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 33-58699.
10.7	—	Coca-Cola Enterprises 1992 Restricted Stock Award Plan (As Amended and Restated Effective February 7, 1994).*	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 33-53219.
10.8	—	Coca-Cola Enterprises Restricted Stock Award Tax Withholding Agreement.*	Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
10.9	—	Coca-Cola Enterprises 1995 Restricted Stock Award Plan (As Amended and Restated Effective January 2, 1996).*	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,1996.

Incorporated by Reference or Filed Herewith (The Company’s
Current, Quarterly, and Annual Reports are filed with the Securities and Exchange Commission under File No. 01-09300; the Company’s
Exhibit			Registration Statements have the file numbers noted wherever
Number		Description	such statements are identified in the exhibit listing)

10.10	—	Coca-Cola Enterprises 1995 Stock Option Plan (As Amended and Restated Effective January 2, 1996).*	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.11	—	Coca-Cola Enterprises 1997 Stock Option Plan.*	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.12	—	Coca-Cola Enterprises Inc. 1999 Stock Option Plan.*	Filed herewith.
10.13	—	Coca-Cola Enterprises Inc. Long-Term Incentive Plan (As Amended and Restated Effective January 1, 1997).*	Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.14	—	Coca-Cola Enterprises Inc. Long-Term Incentive Plan (Effective January 1, 1998).*	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.15	—	Coca-Cola Enterprises Executive Management Incentive Plan (Effective January 1, 1998).*	Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.16	—	Executive Management Incentive Plan (Effective January 1, 1999).*	Filed herewith.
10.17	—	Coca-Cola Enterprises Inc. Long-Term Incentive Plan (Effective January 1, 1999).*	Filed herewith.
10.18	—	Coca-Cola Enterprises Executive Pension Plan (Effective January 1, 1996).*	Exhibit 10.16 to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.19	—	1991 Amendment and Restatement of the Coca-Cola Enterprises Supplemental Retirement Plan (As Amended Effective July 1, 1993).*	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
10.20	—	Form of Stock Option Agreements between Coca-Cola Enterprises and certain of its directors.*	Exhibit 10.36 to the Company’s Registration Statement on Form S-1, No. 33-9447.
10.21	—	Coca-Cola Enterprises 1988 Stock Appreciation Rights Plan, As Amended through February 12, 1991.*	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.
10.22	—	Employment Agreement between Coca-Cola Enterprises and Summerfield K. Johnston, Jr., effective April 17, 1998.*	Exhibit 10.19 to the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 1998.
10.23	—	Amended and Restated Deferred Compensation Agreement between Johnston Coca-Cola Bottling Group and Henry A. Schimberg, dated December 16, 1991, as further amended April 30, 1993.*	Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

Incorporated by Reference or Filed Herewith (The Company’s
Current, Quarterly, and Annual Reports are filed with the Securities and Exchange Commission under File No. 01-09300; the Company’s
Exhibit			Registration Statements have the file numbers noted wherever
Number		Description	such statements are identified in the exhibit listing)

10.24	—	Employment Agreement between Coca-Cola Enterprises and Henry A. Schimberg, effective April 17, 1998.*	Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.25	—	Termination Arrangements with Henry A. Schimberg.*	Filed herewith.
10.26	—	1993 Amendment and Restatement of Deferred Compensation Agreement between Johnston Coca-Cola Bottling Group and John R. Alm as of April 30, 1993.*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.
10.27	—	Deferred Compensation Plan for Non- Employee Director Compensation (As Amended and Restated Effective January 1, 1998).*	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 333-47353.
10.28	—	1997 Director Stock Option Plan.*	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.29	—	Coca-Cola Enterprises Inc. Stock Deferral Plan (Effective July 1, 1998).*	Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
10.30	—	Tax Sharing Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Registration Statement on Form S-1, No. 33-9447.
10.31	—	Registration Rights Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.3 to the Company’s Registration Statement on Form S-1, No. 33-9447.
10.32	—	Registration Rights Agreement dated as of December 17, 1991 among Coca-Cola Enterprises, The Coca-Cola Company and the share owners of Johnston Coca-Cola Bottling Group named therein.	Exhibit 10 to the Company’s Current Report on Form 8-K (Date of Report: December 18, 1991).
10.33	—	Form of Bottle Contract, as amended.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1988.
10.34	—	Sweetener Sales Agreement—Bottler between The Coca-Cola Company and various Company bottlers, dated July 10, 1997.	Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
10.35	—	Share Repurchase Agreement dated January 1, 1991 between The Coca-Cola Company and Coca-Cola Enterprises.	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1990.
10.36	—	Form of Bottler’s Agreement.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Incorporated by Reference or Filed Herewith (The Company’s
Current, Quarterly, and Annual Reports are filed with the Securities and Exchange Commission under File No. 01-09300; the Company’s
Exhibit			Registration Statements have the file numbers noted wherever
Number		Description	such statements are identified in the exhibit listing)

10.37	—	Supplemental Agreement dated July 26, 1996 among The Coca-Cola Company, The Coca-Cola Export Corporation, Coca-Cola Beverages S.A., Coca-Cola Production S.A. and Coca-Cola Beverages Nederland B.V.	Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
10.38	—	Supplementary Agreement dated January 30, 1998 between Coca-Cola Enterprises, certain of its European bottlers and The Coca-Cola Company and The Coca-Cola Export Corporation.	Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
12	—	Statement re computation of ratios.	Filed herewith.
13	—	1999 Annual Report to Shareowners (Pages 22 to 51).	Filed herewith.
21	—	Subsidiaries of the Registrant.	Filed herewith.
23	—	Consent of Independent Auditors.	Filed herewith.
24	—	Powers of Attorney.	Filed herewith.
27	—	Financial Data Schedule.	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c).

(b)  Reports On Form 8-K

      The Company filed the following current reports on Form 8-K either during the fourth quarter of 1999 or reporting events having occurred during that quarter:

Date of Report	Description

September 16, 1999	Terms Agreement dated September 16, 1999 relating to the offer of 7.125% Notes due 2009 (filed October 12, 1999).

September 16, 1999	Underwriting Agreement dated September 16, 1999 (filed November 2, 1999).

October 19, 1999	Financial results for the third quarter and first nine months of 1999 (filed October 22, 1999).

October 19, 1999	Retirement of Henry A. Schimberg effective December 31, 1999 (filed October 19, 1999).

November 12, 1999	Restart of Company’s Stock Repurchase Program (filed November 15, 1999).

December 14, 1999	Election of four senior vice presidents (filed December 15, 1999).

(c)  Exhibits

      See Item 14(a)(3) above.

(d)  Financial Statement Schedules

      See Item 14(a)(2) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

By:	/s/ SUMMERFIELD K. JOHNSTON, JR.

Summerfield K. Johnston, Jr.
Chairman and Chief Executive Officer

Date: March 17, 2000

      Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ SUMMERFIELD K. JOHNSTON, JR. (Summerfield K. Johnston, Jr.)	Chairman, Chief Executive Officer, and a Director (principal executive officer)	March 17, 2000

/s/ PATRICK J. MANNELLY (Patrick J. Mannelly)	Senior Vice President and Chief Financial Officer (principal financial officer)	March 17, 2000

/s/ MICHAEL P. COGHLAN (Michael P. Coghlan)	Vice President, Controller and Principal Accounting Officer (principal accounting officer)	March 17, 2000
* (Howard G. Buffett)	Director	March 17, 2000
* (James E. Chestnut)	Director	March 17, 2000
* (John L. Clendenin)	Director	March 17, 2000
* (Johnnetta B. Cole)	Director	March 17, 2000
* (J. Trevor Eyton)	Director	March 17, 2000
* (Joseph R. Gladden, Jr.)	Director	March 17, 2000

* (Claus M. Halle)	Director	March 17, 2000
* (L. Phillip Humann)	Director	March 17, 2000
* (John E. Jacob)	Director	March 17, 2000
* (Robert A. Keller)	Director	March 17, 2000
* (Jean-Claude Killy)	Director	March 17, 2000
* (Scott L. Probasco, Jr.)	Director	March 17, 2000
*By /s/ JOHN R. PARKER, JR. John R. Parker, Jr. Attorney-in-Fact

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page

Report of Independent Auditors	F-2

Schedule II – Valuation and Qualifying Accounts for the fiscal years ended December 31, 1999, 1998, and 1997	F-3

COCA-COLA ENTERPRISES INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Coca-Cola Enterprises Inc.

      We have audited the consolidated financial statements of Coca-Cola Enterprises Inc. listed in Part IV, Item 14(a)(1). Our audits also included the financial statement schedule listed in Part IV, Item 14(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

January 24, 2000

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COCA-COLA ENTERPRISES INC.

(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E

		ADDITIONS

			Charged
	Balance at	Charged to	to Other				Balance
	Beginning	Costs and	Accounts -		Deductions -		at end
Description	of Period	Expenses	Describe		Describe		of Period

FISCAL YEAR ENDED:
DECEMBER 31, 1999

Allowance for losses on trade accounts	$57	$18	$6	(a)	$19	(b)	$62

Valuation allowance for deferred tax assets	205	3	0		87	(d)	121
DECEMBER 31, 1998

Allowance for losses on trade accounts	$58	$11	$4	(a)	$16	(b)	$57

Valuation allowance for deferred tax assets	246	8	0		49	(d)	205
DECEMBER 31, 1997

Allowance for losses on trade accounts	$45	$11	$14	(a)	$12	(b)	$58

Valuation allowance for deferred tax assets	135	15	109	(c)	13	(d)	246

(a)	Amount principally represents allowances for losses on trade accounts of acquired companies at date of acquisition and, for all periods, includes recoveries of amounts previously charged off.
(b)	Charge off of uncollectible accounts.
(c)	Valuation allowances for deferred tax assets of acquired companies at date of acquisition.
(d)	Write-off, reversal and expiration of certain components of the valuation allowance for deferred tax assets.

(Printed on Recycled Paper Logo)