Form 10-Q
period 2000-03-31
COCA COLA ENTERPRISES INC
filed 2000-05-15
CIK 804055

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2000

                                       or

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

     420,546,943 SHARES OF $1 PAR VALUE COMMON STOCK AS OF MAY 9, 2000

===============================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2000




                                      INDEX

                                                                           Page
                                                                           ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Operations for the Quarters
          ended March 31, 2000 and April 2, 1999.........................    1

         Condensed Consolidated Balance Sheets as of March 31, 2000
          and December 31, 1999..........................................    2

         Condensed Consolidated Statements of Cash Flows for the Quarters
          ended March 31, 2000 and April 2, 1999.........................    4

         Notes to Condensed Consolidated Financial Statements............    5

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................   11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   18

Item 4.  Submission of Matters to a Vote of Security Holders.............   18

Item 6.  Exhibits and Reports on Form 8-K................................   19

Signatures...............................................................   20

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)



                                                            QUARTER ENDED
                                                     ---------------------------
                                                       MARCH 31,      APRIL 2,
                                                         2000           1999
                                                     ------------   ------------

NET OPERATING REVENUES............................      $ 3,293        $ 3,269
Cost of sales.....................................        2,012          2,043
                                                        -------        -------

GROSS PROFIT......................................        1,281          1,226
Selling, delivery, and administrative expenses....        1,137          1,131
                                                        -------        -------

OPERATING INCOME..................................          144             95
Interest expense, net.............................          196            187
Other nonoperating income, net....................           (1)            (1)
                                                        -------        -------

LOSS BEFORE INCOME TAXES..........................          (51)           (91)
Income tax benefit................................          (17)           (30)
                                                        -------        -------

NET LOSS..........................................          (34)           (61)
Preferred stock dividends.........................            1              1
                                                        -------        -------

NET LOSS APPLICABLE TO COMMON SHAREOWNERS.........      $   (35)       $   (62)
                                                        =======        =======

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE
 TO COMMON SHAREOWNERS............................      $ (0.08)       $ (0.15)
                                                        =======        =======


DIVIDENDS PER SHARE APPLICABLE TO COMMON
 SHAREOWNERS......................................      $  0.04        $  0.04
                                                        =======        =======


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                       MARCH 31,    DECEMBER 31,
                      ASSETS                             2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT
 Cash and cash investments, at cost
  approximating market...........................       $    81       $   141
 Trade accounts receivable, less allowance
  reserves of $63 and $62, respectively..........         1,290         1,347
 Inventories:
   Finished goods................................           422           403
   Raw materials and supplies....................           210           266
                                                        -------       -------
                                                            632           669
 Prepaid expenses and other current assets.......           443           424
                                                        -------       -------
    Total Current Assets.........................         2,446         2,581

PROPERTY, PLANT, AND EQUIPMENT
 Land............................................           358           359
 Buildings and improvements......................         1,401         1,371
 Machinery and equipment.........................         7,335         7,210
                                                        -------       -------
                                                          9,094         8,940
 Less allowances for depreciation................         3,734         3,595
                                                        -------       -------
                                                          5,360         5,345
 Construction in progress........................           201           249
                                                        -------       -------
  Net Property, Plant, and Equipment.............         5,561         5,594
FRANCHISES AND OTHER NONCURRENT ASSETS, NET......        14,332        14,555
                                                        -------       -------
                                                        $22,339       $22,730
                                                        =======       =======



See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                       MARCH 31,    DECEMBER 31,
        LIABILITIES AND SHAREOWNERS' EQUITY              2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT
 Accounts payable and accrued expenses............      $ 2,001       $ 2,389
 Current portion of long-term debt................        1,399         1,225
                                                        -------       -------
    Total Current Liabilities.....................        3,400         3,614

LONG-TERM DEBT, LESS CURRENT MATURITIES...........       10,169        10,153

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
 LONG-TERM OBLIGATIONS............................        1,104         1,088

LONG-TERM DEFERRED INCOME TAX LIABILITIES.........        4,874         4,951

SHAREOWNERS' EQUITY
 Preferred stock..................................           44            47
 Common stock, $1 par value - Authorized -
  1,000,000,000 shares; Issued - 449,069,174
  and 448,467,105 shares, respectively............          449           448
 Additional paid-in capital.......................        2,677         2,667
 Reinvested earnings..............................          395           447
 Accumulated other comprehensive income (loss)....         (101)          (74)
 Common stock in treasury, at cost - 29,783,359
  and 27,149,854 shares, respectively.............         (672)         (611)
                                                        -------       -------
    Total Shareowners' Equity.....................        2,792         2,924
                                                        -------       -------
                                                        $22,339       $22,730
                                                        =======       =======

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)


                                                           QUARTER ENDED
                                                    ---------------------------
                                                      MARCH 31,      APRIL 2,
                                                        2000           1999
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss........................................     $   (34)       $   (61)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation...................................         204            211
  Amortization...................................         114            111
  Deferred income tax benefit....................         (39)           (43)
  Net changes in current assets and current
   liabilities...................................        (339)          (334)
  Other..........................................          59             31
                                                      -------        -------
 Net cash used in operating activities...........         (35)           (85)

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in capital assets...................        (205)          (235)
 Fixed asset disposals...........................           6              3
 Cash investments in bottling operations, net of
  cash acquired..................................          --             (8)
 Other investing activities......................          (4)           (22)
                                                      -------        -------
 Net cash used in investing activities...........        (203)          (262)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in commercial paper................          22            304
 Issuance of long-term debt......................         374            432
 Payments on long-term debt......................        (194)          (433)
 Stock purchases for treasury....................         (63)            (1)
 Cash dividend payments on common and preferred
  stock..........................................          (1)           (18)
 Exercise of employee stock options..............           4             14
 Cash received on currency hedges................          36             69
                                                      -------        -------
 Net cash derived from financing activities......         178            367
                                                      -------        -------
NET (DECREASE) INCREASE IN CASH AND CASH
 INVESTMENTS.....................................         (60)            20
 Cash and cash investments at beginning of
  period.........................................         141             68
                                                      -------        -------

CASH AND CASH INVESTMENTS AT END OF PERIOD.......     $    81        $    88
                                                      =======        =======

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
 ACTIVITIES
 Investments in bottling operations:
   Fair value of assets acquired.................     $    --        $ 1,134
   Debt issued and assumed.......................          --           (418)
   Other liabilities assumed.....................          --           (112)
   Equity issued.................................          --           (596)
                                                      -------        -------
   Cash paid, net of cash acquired...............     $    --        $     8
                                                      =======        =======


See Notes to Condensed Consolidated Financial Statements.

                              COCA-COLA ENTERPRISES INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. ("the Company") Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE B - SEASONALITY OF BUSINESS

Operating results for the first quarter ended March 31, 2000 are not indicative of results that may be expected for the year ending December 31, 2000 because of business seasonality. Business seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality. In addition, the first quarter of 2000 includes one less selling day than the first quarter of 1999, influencing period comparisons.

NOTE C - PROPERTY, PLANT, AND EQUIPMENT

Effective January 1, 2000, the Company prospectively revised the estimated useful lives and residual values of certain fixed assets based on the results of a comprehensive analysis completed in late 1999 of the Company's historical fixed asset experience. This historical experience generally reflects the positive impact of various programs designed to improve asset management and enhance functionality. Specifically, the Company implemented operational systems to track and monitor assets, structured maintenance and refurbishment programs, and enhanced purchase specification requirements. The study confirmed that these programs have extended the useful lives of certain fixed assets, principally vehicles and cold drink equipment, and increased the value of certain assets upon disposition. These changes in accounting estimates generally result in certain of the Company's operating assets being depreciated over longer useful lives, although the Company's asset life ranges generally did not change.

The impact of the changes in estimates was to decrease net loss during the three month period ended March 31, 2000 by approximately $31 million or $0.05 per share after taxes. The revisions will decrease depreciation expense for full-year 2000 by approximately $160 million.

                              COCA-COLA ENTERPRISES INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


NOTE D - NONRECURRING COSTS

In June 1999, the Company recalled product in certain parts of Europe. Approximately 17 million unit cases of product were recalled, less than 1% of the Company's total annual volume. The Company continues to expect recovery of some of the nonrecurring recall costs from insurance and/or third parties; however, our ultimate recovery is uncertain since discussions continue with the insurers. Of the total cost estimates of $103 million, $99 million has been incurred as of March 31, 2000. The balance of $4 million will be incurred during second quarter 2000 as product destruction is completed.

NOTE E - LONG-TERM DEBT

Long-term debt balances, including current maturities, are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                        MARCH 31,   DECEMBER 31,
                                                          2000         1999
                                                        ---------   ------------
   U.S. commercial paper (weighted average rates of
    5.6% and 4.8%)(A)................................    $ 1,736      $ 1,737
   Canadian dollar commercial paper (weighted
    average rates of 5.4% and 5.3%)..................        535          509
   Canadian dollar notes due 2002 - 2009 (weighted
    average rates of 5.9%)...........................        465          460
   Notes due 2001 - 2037 (weighted average rates
    of 6.9% and 6.8%)................................      2,115        2,250
   Debentures due 2012 - 2098 (weighted average
    rate of 7.4%)....................................      3,800        3,800
   8.35% zero coupon notes due 2020 (net of
    unamortized discount of $1,562 and $1,570,
    respectively)....................................        370          362
   Euro notes due 2002 - 2021  (weighted average
    rates of 6.6% and 6.7%)(B).......................      1,986        1,722
   Various foreign currency debt.....................        366          326
   Additional debt...................................        195          212
                                                         -------      -------
                                                         $11,568      $11,378
                                                         =======      =======

                              COCA-COLA ENTERPRISES INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


NOTE E - LONG-TERM DEBT (CONTINUED)

(A) At March 31, 2000 and December 31, 1999, $830 million and $1,154 million of the Company's U.S. commercial paper had been effectively exchanged into non-U.S. dollar obligations through currency swap arrangements. These currency swap arrangements provide for the exchange of U.S. dollars into euros, Canadian dollars, and British pounds sterling and also provide for the periodic exchange of interest payments. The Company intends to renew these short-term currency swap arrangements as they expire. These currency swap arrangements hedge net investments in international subsidiaries.

(B) In March 2000, the Company issued $288 million of 5.875% notes due 2007 under its Euro Medium Term Note Program.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to March 31, 2000 are as follows (in millions): 2001 - $1,399; 2002 - $2,335; 2003 - $1,141; 2004 - $554; and 2005 - $210.

The Company has domestic and international credit facilities to support its commercial paper programs and other borrowings as needed. At March 31, 2000 and December 31, 1999, the Company had $209 million and $157 million, respectively, of short-term borrowings outstanding under these credit facilities. At March 31, 2000 and December 31, 1999, the Company had $3.8 billion and $3.9 billion, respectively, of amounts available under domestic and international credit facilities.

At March 31, 2000 and December 31, 1999, $2 billion of borrowings due in the next 12 months were classified as maturing after one year due to the Company's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At March 31, 2000 and December 31, 1999, the Company had available for issuance approximately $2.7 billion in registered debt securities under a registration statement with the Securities and Exchange Commission. At March 31, 2000 and December 31, 1999, the Company had available for issuance $1 billion and $1.3 billion, respectively, in debt securities under a Euro Medium Term Note Program and at March 31, 2000 and December 31, 1999, the Company had $0.9 billion available for issuance under a Canadian Medium Term Note Program.

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

                              COCA-COLA ENTERPRISES INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


NOTE F - INCOME TAXES

The Company's effective tax rates for the first quarters of 2000 and 1999 were 34% and 33%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):
                                                            QUARTER ENDED
                                                        -----------------------
                                                        MARCH 31,     APRIL 2,
                                                          2000          1999
                                                        ---------    ----------
   U.S. federal statutory benefit...................    $   (18)      $   (32)
   State (benefit) expense, net of federal
    expense (benefit)...............................         (1)            1
   Taxation of European and Canadian operations,
    net.............................................          2            10
   Valuation allowance provision....................         --            (4)
   Nondeductible items..............................         (1)           (3)
   Other, net.......................................          1            (2)
                                                        -------       -------
                                                        $   (17)      $   (30)
                                                        =======       =======
NOTE G - STOCK-BASED COMPENSATION PLANS

The Company granted approximately 1.1 million service-vested stock options to certain executive and management level employees and non-employee officers during the first quarter of 2000. These options vest over a period of up to four years and expire ten years from the date of grant. Of the total options granted,
0.7 million were granted at an exercise price equal to the fair market value of the stock on the grant date, and 0.4 million were granted at exercise prices in excess of fair market value.

An aggregate of 0.6 million shares of common stock were issued during the first quarter of 2000 from the exercise of stock options.

NOTE H - PREFERRED STOCK

In connection with the acquisition of The Coca-Cola Bottling Company of Bellingham and the acquisition of Great Plains Bottlers and Canners, Inc., the Company issued 96,900 shares of $1 par value voting convertible preferred stock ("Bellingham series") and issued 401,474 shares of $1 par value voting convertible preferred stock ("Great Plains series"). The Bellingham series must be converted no later than June 30, 2001, and the Great Plains series must be converted no later than August 7, 2003. As of March 31, 2000, 22,100 shares of Bellingham series have been converted into 93,836 shares of common stock and 35,000 shares of Great Plains series have been converted into 154,778 shares of common stock from treasury.

NOTE I - SHARE REPURCHASES

Under the April 1996 share repurchase program authorizing the repurchase of up to 30 million shares, the Company can repurchase shares in the open market and in privately negotiated transactions. In first-quarter 2000, the Company repurchased and settled approximately 2.8 million shares of common stock for an aggregate cost of approximately $63 million. The Company has repurchased a total of 23 million shares under the program.

                              COCA-COLA ENTERPRISES INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)


NOTE I - SHARE REPURCHASES (CONTINUED)

Management considers market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes including acquisition financing and the funding of various employee benefit and compensation plans.

NOTE J - COMPREHENSIVE INCOME (LOSS)

The following table (in millions) presents a reconciliation of comprehensive income (loss), comprised of net loss and other adjustments. Other adjustments to comprehensive income (loss) may include minimum pension liability adjustments, currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, and unrealized gains and losses on certain investments in debt and equity securities. The Company provides income taxes on currency items, except for income taxes on the impact of currency translations, as earnings from international subsidiaries are considered to be indefinitely reinvested.


                                                            QUARTER ENDED
                                                        -----------------------
                                                        MARCH 31,      APRIL 2,
                                                          2000           1999
                                                        ---------      --------
    Net loss.........................................    $   (34)      $   (61)
    Currency items, including tax effects of hedges..        (29)          (27)
    Unrealized gain on securities, net of tax........          2            --
                                                         -------       -------
    Comprehensive income (loss)......................    $   (61)      $   (88)
                                                         =======       =======
NOTE K - EARNINGS PER SHARE

The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions). Diluted loss per share equals basic loss per share because of the loss in each period.


                                                            QUARTER ENDED
                                                        -----------------------
                                                        MARCH 31,      APRIL 2,
                                                           2000          1999
                                                        ---------      --------
    Net loss..........................................   $   (34)      $   (61)
    Preferred stock dividends.........................         1             1
                                                         -------       -------
    Net loss applicable to common shareowners.........   $   (35)      $   (62)
                                                         =======       =======
    Basic and diluted average common shares
     outstanding......................................       421           423
                                                         =======       =======
    Basic and diluted net loss per share applicable
     to common shareowners............................   $ (0.08)      $ (0.15)
                                                         =======       =======

                              COCA-COLA ENTERPRISES INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)



NOTE L - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On March 31, 2000, the Company operated in 46 states in the United States, the District of Columbia, and in the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

The following presents net operating revenues for the quarters ended March 31, 2000 and April 2, 1999 and long-lived assets as of March 31, 2000 and December 31, 1999 by geographic territory (in millions):

                                   2000                          1999
                         --------------------------   -------------------------
                             NET           LONG-          NET          LONG-
                          OPERATING        LIVED       OPERATING       LIVED
                          REVENUES(A)      ASSETS      REVENUES(A)     ASSETS
                         -------------   ----------   ------------   ----------
North American........     $ 2,498        $15,317        $ 2,429      $15,430
European..............         795          4,576            840        4,719
                           -------        -------        -------      -------
Consolidated..........     $ 3,293        $19,893        $ 3,269      $20,149
                           =======        =======        =======      =======


(A) Because of acquisitions and business seasonality, reported results may not be indicative of full-year results for periods presented.

The Company has no material amounts of sales or transfers between its North American and European territories and no significant United States export sales.

NOTE M - COMMITMENTS AND CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company has guaranteed payment of up to $262 million of indebtedness owed by these manufacturing cooperatives to third parties. At March 31, 2000, these cooperatives had approximately $169 million of indebtedness guaranteed by the Company. The Company has also issued letters of credit aggregating approximately $153 million primarily under self-insurance programs.

The Company's bottler in Canada, acquired in 1997, is being audited for the years 1990 through 1996 by the Canadian Customs and Revenue Agency. The authorities have raised issues that will likely result in an assessment of additional taxes. The bottler believes it has substantial defenses to the issues being raised; however, it is too early to accurately predict the amount of any ultimate assessment or the final outcome of this matter. If an assessment is made, the authorities by law may require as much as one-half of any amount assessed to become immediately due and payable while the bottler pursues an appeal.

The Company is a defendant in various matters of litigation arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company's financial position, results of operations, or liquidity.

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         BUSINESS SUMMARY AND OBJECTIVES

The Company is the world's largest marketer, producer, and distributor of products of The Coca-Cola Company. The Company also distributes other beverage brands in select markets. The Company operates in parts of 46 states in the United States, all 10 provinces of Canada, and in portions of Europe, including Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands.

Our primary objective is to deliver a superior investment return to our shareowners through sustainable, profitable, long-term per capita consumption growth. Our continued growth is dependent on the strength of our brands, the success of our marketing and executional efforts, and consumer confidence in our products.

Developing profitable business alliances with our customers and the communities in which we do business is one of our key strategies. Our initiatives for 2000 include continued margin enhancement for the Company and our customers and sustainable increases in volume across all channels with specific focus on channels, products, and packages yielding higher margins.

By building on existing relationships and developing new partnerships, we will continue to build brand equity and deliver value to the Coca-Cola system, our customers, and our shareowners. We are continuing our pricing initiatives in North America and have successfully recovered from the product recall in Europe through effective marketing programs and the exceptional efforts of our employees.

OUTLOOK

Market conditions in Great Britain where the pound sterling has appreciated significantly versus the euro has resulted in alternative sourcing options for our customers within certain distribution channels. These conditions are causing significant volume and pricing pressure on our operations in Great Britain. In addition, we now anticipate North America volume results for the remainder of the year will be up 1 percent to 2 percent versus prior year results.

We have realigned our organization in Great Britain to allocate more resources directly to the marketplace, and have implemented specific brand-building programs and promotions against those channels most impacted by the currency situation. In Great Britain we will incur nonrecurring costs of approximately $12 million in the second quarter of 2000 under a restructuring of managerial and administrative functions resulting in a reduction of approximately 300
positions  and  future  cost savings.   The  anticipated   nonrecurring  costs
principally represent the costs of severance benefits.

We now expect cash operating profit for full-year 2000, excluding the effects of currency translations and the $12 million Great Britain nonrecurring costs, to total $2.46 billion to $2.50 billion, an increase of 6 percent to 8 percent versus comparable 1999 results. Additionally, should currency translation rates remain at current levels, these results would be negatively impacted by approximately $60 million. Including the impact of currency translations at current levels and excluding nonrecurring items, net income per diluted common share for full-year 2000 is expected to approximate $0.50 for the year.

Operating free cash flow for 2000 is expected to remain at the previously announced level of approximately $200 million as the Company reduces total capital spending to $1.2 billion for the year.

Management's Discussion and Analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, reached $462 million in the first quarter of 2000, 11% ahead of reported first-quarter 1999 results. Operating income increased by $49 million or 52% resulting from our efforts to grow cash operating profits and the successes of our capital management programs resulting in revisions to the estimated useful lives of fixed assets. Operating income would have been $31 million less, reflecting a 19 percent increase for the quarter, had the revisions in estimated useful lives in first-quarter 2000 not been made.

Our net loss applicable to common shareowners was $35 million, or a loss of 8 cents per common share, compared to a loss of 15 cents per share in the first quarter of 1999. Our operating results in the first quarter of each year reflect the seasonality of our business. Our unit sales are higher in the hotter months during the second and third quarters of the year and costs such as interest, depreciation and amortization are not as significantly impacted by business seasonality.

Operating results for the quarter were unfavorably impacted by: (i) the shift of Easter selling activity from the first quarter in 1999 to the second quarter of this year, (ii) one fewer selling day in the first quarter of 2000 than the first quarter of 1999, and (iii) unfavorable foreign currency comparisons between the first quarters of 2000 and 1999. Also, pricing initiatives that began late in first-quarter 1999 in the future consumption sector of our business unfavorably impacted volume comparisons between first-quarter 2000 and first-quarter 1999.

Cash Operating Profit ("COP") is used as an indicator of operating performance and not as a replacement of measures such as cash flows from operating activities and operating income as defined and required by GAAP. COP is similar to EBITDA (earnings before interest, taxes, depreciation, and amortization), a financial measure of the investment community.

NET OPERATING REVENUES AND COST OF SALES

The Company's first-quarter 2000 net operating revenues increased 1% to almost $3.3 billion. Excluding the impact of unfavorable foreign currency translation comparisons between quarters, net operating revenues increased approximately 3 percent, reflecting the impact of price increases offset by the Company's volume performance. The revenue split between our North American and European operations was 76% and 24%, respectively.

Net revenues per physical case to retailers (bottle and can) increased 4% from the first quarter of 1999 to the first quarter of 2000. Excluding the impact of currency translations, the first-quarter 2000 increase would have been 6% comprised of a 7% increase in North America and a 2% increase in Europe. Net revenues per case growth to retailers throughout the first quarter reflected our higher pricing and favorable product, package, and channel mix shifts.

Cost of sales per physical case (bottle and can) increased 1% from the first quarter of 1999 to the first quarter of 2000. Excluding the impact of foreign currency translation comparisons between quarters, the cost of sales per case increase would have been 4%. This increase results from increases in ingredient costs and packaging materials costs. We expect a weighted average increase in concentrate costs for full-year 2000 of approximately 5%.

VOLUME

Volume comparisons for first-quarter 2000 were also impacted by our pricing initiatives beginning in March 1999, the shift of Easter selling activity to second-quarter 2000, and one less selling day in first-quarter 2000. Comparable volume results below adjust for one less selling day in first-quarter 2000.

      --------------------------------------------------------------------------
                                                             FIRST-QUARTER 2000
                                                           ---------------------
                                                           REPORTED   COMPARABLE
                                                            CHANGE      CHANGE
      --------------------------------------------------------------------------
      Physical Case Bottle and Can Volume:
        Consolidated                                         (3)%         (2)%
        North American Territories                           (4)%         (3)%
        European Territories                                  <1%         Flat
      --------------------------------------------------------------------------

Volume results in Europe were most significantly impacted by price increases implemented late in fourth-quarter 1999.

For first-quarter 2000, Coca-Cola Classic and Sprite volume declined by more than the consolidated volume rate. POWERaDE, Fruitopia, and Dasani all increased substantially. The Coca-Cola Classic and Sprite decline in North America is attributed primarily to our pricing initiatives in the future consumption channels. Strong growth was present in 20 ounce PET packaging (a primary package in the immediate consumption channels) in several of our high-margin immediate consumption channels and in vending.

PER SHARE DATA

For first-quarter 2000, our basic and diluted net loss from operations was $0.08 per common share compared to the first-quarter 1999 net loss of $0.15 per common share. We revised depreciable lives of certain classes of fixed assets and vehicle salvage values effective January 1, 2000 to reflect the success of our capital management programs. Depreciation expense for the quarter would have been approximately $31 million higher ($0.05 per share after taxes) had the revisions not been made. The loss per share for first-quarter 2000 was favorably impacted by our efforts to improve the profitability of the future consumption sector of our business and our continued focus on operating expense control.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In first-quarter 2000, consolidated selling, delivery, and administrative expenses as a percentage of net operating revenues declined slightly to 34.5% from first-quarter 1999 results of 34.6%. This slight decline was impacted by depreciation expense that was less than first-quarter 1999 amounts and our operating cost containment efforts offset by expected lower infrastructure cost funding from The Coca-Cola Company in 2000 versus 1999.

INTEREST EXPENSE

First-quarter 2000 net interest expense increased from reported first-quarter 1999 levels due to higher average debt balances, a result of the Company's capital spending and share repurchase programs. The weighted average interest rate for first-quarter 2000 was 6.6% compared to 6.7% and 6.6% for first-quarter and full-year 1999, respectively.

INCOME TAXES

The Company's effective tax rates for the first quarter of 2000 and 1999 were 34% and 33%, respectively. The effective tax rate for full-year 1999 was 33%. The Company's first-quarter 2000 effective tax rate reflects the expected full year 2000 pretax earnings combined with the beneficial tax impact of certain international operations.

                         CASH FLOW AND LIQUIDITY REVIEW

CAPITAL RESOURCES

Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditure and working capital requirements, scheduled debt payments, interest and income tax obligations, dividends to our shareowners, acquisitions, and share repurchases.

For long-term financing needs, we had available at March 31, 2000 (i) $2.7 billion in registered debt securities for issuance under a registration statement with the Securities and Exchange Commission, (ii) $1 billion in debt securities under a Euro Medium Term Note Program, and (iii) an additional $0.9 billion in debt securities under a Canadian Medium Term Note Program.

We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. At March 31, 2000, we had $209 million outstanding under these credit facilities, with an additional $3.8 billion available for future borrowings. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of first-quarter 2000, the Company's debt portfolio was 75% fixed rate debt and 25% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments decreased $60 million during first-quarter 2000 from net cash transactions. Our primary uses of cash were for operations of approximately $35 million, capital expenditures totaling $205 million, stock purchases for treasury of $63 million, and long-term debt payments totaling $194 million. Our primary source of cash for first-quarter 2000 was proceeds from the increase in commercial paper and the issuance of long-term debt aggregating $396 million.

Operating Activities: Operating activities resulted in a net cash use of $35 million during first-quarter 2000 primarily because of the net loss for the quarter.

Investing Activities: Net cash used in investing activities resulted primarily from our continued capital investments. We expect full-year 2000 capital expenditures to be approximately $1.2 billion.

Financing Activities: The Company continued to refinance portions of its short-term borrowings with longer-term fixed and floating rate debt. In first-quarter 2000, the Company issued $288 million in notes under its Euro Medium Term Note Program.

                              FINANCIAL CONDITION

The decrease in net property, plant, and equipment resulted from depreciation costs net of capital expenditures. The increase in long-term debt primarily resulted from the financing of our capital expenditures and working capital needs.

In first-quarter 2000, activities in currency markets resulted in a loss in comprehensive income of $27 million. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars affects the comparability of revenues and expenses between periods.


                         KNOWN TRENDS AND UNCERTAINTIES

NONRECURRING PRODUCT RECALL COSTS

In 1999, the Company withdrew products in certain European territories because of quality concerns. The Company incurred approximately $103 million of nonrecurring costs under the recall in addition to the cost of lost sales. The Company continues to expect recovery of some of the recall costs from insurance and/or third parties; however, settlement of reimbursement amounts is in process and the amount of our ultimate recovery is uncertain.

EURO CURRENCY CONVERSIONS

On January 1, 1999, 11 of the 15 Member States of the European Union established fixed conversion rates between existing currencies and the European Union's common currency ("euro"). The Company conducts business in several of these Member States, and in one (the United Kingdom) that chose not to participate. The transition period for the introduction of the euro for the participating countries is January 1, 1999, through January 1, 2002, and by July 1, 2002, all national currencies for the participating countries will be replaced by the euro.

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

             MILESTONES                                   KEY DATES
             ------------------------------------------   -------------
             Business requirements gathering              Completed
             Solution design and schedule                 Completed
             Development of solutions                     3rd Qtr. 2000
             Implementation of solutions                  4th Qtr. 2000
             Begin managing business operations in euro   1st Qtr. 2001
             Vending machines ready for euro coinage      4th Qtr. 2001
             Finalize local currency conversions          2nd Qtr. 2002

As of March 31, 2000, the Company had incurred and expensed less than $2 million in costs associated with this conversion process. The Company estimates the total cost to complete this project will be in the range of $30 million to $40 million, and approximately 70% of these costs will be capitalized. These costs represent principal projects to be undertaken to ensure a smooth conversion.

Our   business  resources  currently  available  are  sufficient  to  meet   the
requirements needed to complete the euro initiative. The euro system activities will be a key part of our ongoing systems standardization process. Total information technology (IT) spending in Europe for 2000 is expected to approximate 1999 IT spending levels.

The euro conversion may have long-term competitive pricing implications by increasing cross-border product price transparency among the participating countries of the European Union and by changing established local currency price points. We are continuing to assess our pricing and marketing strategies to ensure we remain competitive locally and in the broader European market. However, we cannot reasonably predict the long-term effects one common currency may have on pricing and costs or the resulting impact, if any, on financial condition or results of operations. Additionally, the Company may be at risk to the extent third parties are unable to deal effectively with the impact of the euro conversion, which in turn could impact Company operations.

Based upon progress to date, the Company believes use of the euro will not have a significant impact on the manner in which it conducts business or processes accounting records. However, due to numerous uncertainties we cannot be assured that all issues related to the euro conversion have been identified and that any additional issues would not have a material effect on the Company's operations or financial condition.

TAX CONTINGENCY

The Company's bottler in Canada, acquired in 1997, is being audited for the years 1990 through 1996 by the Canadian Customs and Revenue Agency. The authorities have raised issues that will likely result in an assessment of additional taxes. If an assessment is made, the authorities by law may require as much as one-half of any amount assessed to become immediately due and payable while the bottler pursues an appeal. The bottler believes it has substantial defenses to the issues being raised; however, it is too early to accurately predict the amount of any ultimate assessment or the final outcome of this matter.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133," in June 1999. SFAS No. 133 requires that all derivatives be recorded at fair market values on the balance sheet and establishes new accounting rules for hedging instruments. SFAS No. 137 defers the effective date of SFAS No. 133 for one year. SFAS No. 133 will now be effective for fiscal years beginning after June 15, 2000; early adoption is allowed. The Company is conducting an evaluation of hedging policies and strategies for existing derivatives and any future derivative transactions. The effect of adoption on the Company's financial statements will ultimately depend on the policies adopted.

In September 1999, the FASB issued an exposure draft that would amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." This exposure draft proposes to modify the method of accounting for business combinations and addresses the accounting for intan-gible assets. The Company is currently examining the effects these proposed changes may have on the operating results and the financial statements of the Company.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are lower than expected volume resulting from efforts to improve pricing in the future consumption channels of our business, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, uncertainty of expected reimbursements from insurance and/or third parties relating to the second-quarter 1999 European recall costs, an inability to meet projections for performance in newly acquired territories, potential assessment of additional taxes resulting from audits conducted by the Canadian tax authorities, unexpected costs or effect on European sales associated with conversion to the common European currency (the euro), and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 48 of the Company's Annual Report for the fiscal year ended December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 1999, the Company acquired all of the stock of CSL of Texas, Inc. ("CSL"), owner of an 18.4 acre undeveloped tract of land in College Station, Texas that had become contaminated by prior industrial users. Cleanup is being performed under the Texas Voluntary Cleanup Program overseen by the Texas Natural Resources Conservation Commission. The ultimate cost of remediation could be between $2 million and $4 million. The Company believes it has a claim against the former owners of CSL for the remediation costs.

In 1998, The Coca-Cola Bottling Company of New York, Inc. ("KONY"), a subsidiary of the Company, was named as one of the defendants in connection with the cleanup of contaminated property in Bedford Heights, Ohio owned in the late-1970's and early-1980's by a subsidiary of KONY that manufactured china. The current owner of the property is suing KONY and two other defendants for expenses of cleaning up the property. In January 2000, an environmental assessment concluded that cleanup could cost approximately $4.7 million. The plaintiff has asserted KONY's share of the cost should be 7.5%, or approximately $350,000. The remediation will be conducted under oversight of the Ohio Environmental Protection Agency.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareowners was held on Friday, April 14, 2000 in Wilmington, Delaware at which the following matters were submitted to a vote of the shareowners of the Company:

(a) Votes cast for or withheld regarding the election/re-election of Directors for terms expiring in:
                            FOR        WITHHELD
     2003
     ----
     Howard G. Buffett   366,733,416   11,829,403
     Johnnetta B. Cole   341,485,859   37,076,960
     Jean-Claude Killy   366,717,375   11,845,444
     Lowry F. Kline      366,743,873   11,818,946

     Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

     TERM EXPIRING IN 2001                  TERM EXPIRING IN 2002
     -----------------------------------    ------------------------------------
     James E. Chestnut                      John L. Clendenin
     J. Trevor Eyton                        Joseph R. Gladden, Jr.
     L. Phillip Humann                      John E. Jacob
     Scott L. Probasco, Jr.                 Summerfield K. Johnston, Jr.
                                            Robert A. Keller

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

                                                                       BROKER
             PROPOSAL              FOR        AGAINST      ABSTAIN    NON-VOTES
     -----------------------   -----------  -----------  ----------  ----------

     Approval of the
      Long-Term
      Incentive Plan           333,308,041   20,440,457   4,742,633  20,071,688
     Approval of the
      Executive Management
      Incentive Plan           331,366,206   22,102,343   5,022,582  20,071,688
     Amendment of the
      certificate of
      incorporation to
      eliminate preemptive
      rights                   339,755,812    6,935,610  11,799,709  20,071,688
     Ratification of the
      Appointment of
      Independent Auditors     370,027,472    5,836,137   2,699,210          --
     Shareowner's proposal
      to create an
      independent nominating
      committee                 54,445,547  292,564,355  11,481,229  20,071,688


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

   EXHIBIT                                            INCORPORATED BY REFERENCE
   NUMBER                 DESCRIPTION                     OR FILED HEREWITH
 ----------   -------------------------------------   -------------------------

      3.1     Restated Certificate of Incorporation   Filed Herewith
              of Coca-Cola Enterprises Inc.
              (restated as of April 15, 1992) as
              amended by Certificate of Amendment
              dated as of April 21, 1997 and
              Certificate of Amendment dated as of
              April 14, 2000.

      3.2     Bylaws of Coca-Cola Enterprises Inc.    Filed Herewith
              as amended through April 14, 2000

     12       Statements regarding computations of    Filed Herewith
              ratios

     27       Financial Data Schedule for the         Filed Herewith
              quarter ended March 31, 2000

(b)  Reports on Form 8-K:

During first-quarter 2000, the Company filed the following current reports on Form 8-K:

  DATE OF REPORT                          DESCRIPTION
-----------------   ------------------------------------------------------------

January 25, 2000    Consolidated Statements of Income and Condensed Consolidated
                    Balance Sheet (unaudited) of the Company, reporting results of operations and financial position for fourth-quarter and full-year 1999. Report filed on February 3, 2000.

February 22, 2000   Press release announcing  changes to the Company's Board of
                    Directors.  Report filed on February 22, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COCA-COLA ENTERPRISES INC.
                               (Registrant)



Date:  May 12, 2000            /s/ Patrick J. Mannelly
                               -------------------------------------------------
                               Patrick J. Mannelly
                               Senior Vice President and Chief Financial Officer




Date:  May 12, 2000            /s/ Michael P. Coghlan
                               -------------------------------------------------
                               Michael P. Coghlan
                               Vice President, Controller and Principal
                                Accounting Officer