Form 10-Q
period 2000-06-30
COCA COLA ENTERPRISES INC
filed 2000-08-02
CIK 804055

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

                  for the quarterly period ended June 30, 2000

                                       or

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

                        YES      [ X ]          NO      [   ]

            Indicate the number of shares outstanding of each of the
                       issuer's classes of common stock.

      418,310,612 SHARES OF $1 PAR VALUE COMMON STOCK AS OF JULY 28, 2000

===============================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 2000



                                      INDEX



                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations for the Quarters
          ended June 30, 2000 and July 2, 1999...........................     1

        Condensed Consolidated Statements of Operations for the Six Months
          ended June 30, 2000 and July 2, 1999...........................     2

        Condensed Consolidated Balance Sheets as of June 30, 2000
          and December 31, 1999..........................................     3

        Condensed Consolidated Statements of Cash Flows for the Six Months
          ended June 30, 2000 and July 2, 1999...........................     5

        Notes to Condensed Consolidated Financial Statements..............    6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   13

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................   20

Item 6. Exhibits and Reports on Form 8-K..................................   20

Signatures................................................................   21

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                            QUARTER ENDED
                                                     ---------------------------
                                                       JUNE 30,        JULY 2,
                                                         2000           1999
                                                     ------------   ------------

NET OPERATING REVENUES ...........................      $4,027         $3,797
Cost of sales ....................................       2,483          2,433
                                                        ------         ------

GROSS PROFIT .....................................       1,544          1,364
Selling, delivery, and administrative expenses ...       1,156          1,127
                                                        ------         ------

OPERATING INCOME .................................         388            237
Interest expense, net ............................         200            186
Other nonoperating expenses, net .................           1              1
                                                        ------         ------

INCOME BEFORE INCOME TAXES .......................         187             50
Income tax expense ...............................          64             16
                                                        ------         ------

NET INCOME .......................................         123             34
Preferred stock dividends ........................           1              1
                                                        ------         ------

NET INCOME APPLICABLE TO COMMON SHAREOWNERS ......      $  122         $   33
                                                        ======         ======

BASIC NET INCOME PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ...................................       $ 0.29         $ 0.08
                                                        ======         ======

DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ...................................       $ 0.29         $ 0.08
                                                        ======         ======

DIVIDENDS PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ....................................      $ 0.04         $ 0.04
                                                        ======         ======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)



                                                           SIX MONTHS ENDED
                                                     ---------------------------
                                                       JUNE 30,        JULY 2,
                                                         2000           1999
                                                     ------------   ------------

NET OPERATING REVENUES ...........................      $ 7,321       $ 7,066
Cost of sales ....................................        4,495         4,476
                                                        -------       -------

GROSS PROFIT .....................................        2,826         2,590
Selling, delivery, and administrative expenses ...        2,294         2,258
                                                        -------       -------

OPERATING INCOME .................................          532           332
Interest expense, net ............................          396           373
                                                        -------       -------

INCOME (LOSS) BEFORE INCOME TAXES ................          136           (41)
Income tax expense (benefit) .....................           46           (14)
                                                        -------       -------

NET INCOME (LOSS) ................................           90           (27)
Preferred stock dividends ........................            2             2
                                                        -------       -------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREOWNERS      $    88       $   (29)
                                                        =======       =======

BASIC NET INCOME (LOSS) PER SHARE APPLICABLE TO
 COMMON SHAREOWNERS ..............................      $  0.21       $ (0.07)
                                                        =======       =======

DILUTED NET INCOME (LOSS) PER SHARE APPLICABLE TO
 COMMON SHAREOWNERS ..............................      $  0.20       $ (0.07)
                                                        =======       =======

DIVIDENDS PER SHARE APPLICABLE TO COMMON
 SHAREOWNERS .....................................      $  0.08       $  0.08
                                                        =======       =======



See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                       JUNE 30,     DECEMBER 31,
                              ASSETS                     2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT

  Cash and cash investments, at cost approximating
    market .........................................    $   170        $   141
  Trade accounts receivable, less allowance reserves
    of $62 and $62, respectively ...................      1,517          1,347
  Inventories:
    Finished goods .................................        447            403
    Raw materials and supplies .....................        232            266
                                                        -------        -------
                                                            679            669
  Prepaid expenses and other current assets ........        438            424
                                                        -------        -------
    Total Current Assets ...........................      2,804          2,581

PROPERTY, PLANT, AND EQUIPMENT
  Land .............................................        366            359
  Buildings and improvements .......................      1,412          1,371
  Machinery and equipment ..........................      7,429          7,210
                                                        -------        -------
                                                          9,207          8,940
  Less allowances for depreciation .................      3,813          3,595
                                                        -------        -------
                                                          5,394          5,345
  Construction in progress .........................        144            249
                                                        -------        -------
    Net Property, Plant, and Equipment .............      5,538          5,594

FRANCHISES AND OTHER NONCURRENT ASSETS, NET ........     14,032         14,555
                                                        -------        -------

                                                        $22,374        $22,730
                                                        =======        =======



See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                       JUNE 30,     DECEMBER 31,
         LIABILITIES AND SHAREOWNERS' EQUITY             2000           1999
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT
  Accounts payable and accrued expenses ...........     $ 2,181        $ 2,389
  Current portion of long-term debt ...............       1,363          1,225
                                                        -------        -------
    Total Current Liabilities .....................       3,544          3,614

LONG-TERM DEBT, LESS CURRENT MATURITIES ...........      10,156         10,153

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
  LONG-TERM OBLIGATIONS ...........................       1,061          1,088

LONG-TERM DEFERRED INCOME TAX LIABILITIES .........       4,834          4,951

SHAREOWNERS' EQUITY
  Preferred stock .................................          44             47
  Common stock, $1 par value - Authorized -
    1,000,000,000 shares; Issued - 449,223,207 and
    448,467,105 shares, respectively ..............         449            448
  Additional paid-in capital ......................       2,655          2,667
  Reinvested earnings .............................         501            447
  Accumulated other comprehensive income (loss) ...        (170)           (74)
  Common stock in treasury, at cost - 31,045,524
    and 27,149,854 shares, respectively ...........        (700)          (611)
                                                        -------        -------
    Total Shareowners' Equity .....................       2,779          2,924
                                                        -------        -------

                                                        $22,374        $22,730
                                                        =======        =======

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)


                                                           SIX MONTHS ENDED
                                                     ---------------------------
                                                       JUNE 30,        JULY 2,
                                                         2000           1999
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ...............................      $  90         $  (27)
  Adjustments to reconcile net income (loss) to net
    cash derived from operating activities:
    Depreciation ..................................        400            437
    Amortization ..................................        227            222
    Deferred income tax benefit ...................         --            (47)
    Net changes in current assets and current
      liabilities .................................       (485)          (356)
    Other .........................................         62             55
                                                         -----         ------
    Net cash derived from operating activities ....        294            284

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in capital assets ...................       (448)          (601)
  Fixed asset disposals ...........................         10              2
  Cash investments in bottling operations, net of
    cash acquired .................................        (30)           (10)
  Other investing activities ......................        (17)           (45)
                                                         -----         ------
  Net cash used in investing activities ...........       (485)          (654)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in commercial paper ................        305            507
  Issuance of long-term debt ......................        482            703
  Payments on long-term debt ......................       (477)          (877)
  Stock purchases for treasury ....................       (114)            (1)
  Cash dividend payments on common and preferred
    stock .........................................        (35)           (36)
  Exercise of employee stock options ..............          5             27
  Cash received on currency hedges ................         54            121
                                                         -----         ------
  Net cash derived from financing activities ......        220            444
                                                         -----         ------

NET INCREASE IN CASH AND CASH INVESTMENTS .........         29             74
  Cash and cash investments at beginning of period         141             68
                                                         -----         ------

CASH AND CASH INVESTMENTS AT END OF PERIOD ........      $ 170         $  142
                                                         =====         ======

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES
  Investments in bottling operations:
    Fair value of assets acquired .................      $  30         $1,146
    Debt issued and assumed .......................         --           (114)
    Other liabilities assumed .....................         --           (425)
    Equity issued .................................         --           (597)
                                                         -----         ------
    Cash paid, net of cash acquired ...............      $  30         $   10
                                                         =====         ======

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

NOTE B - SEASONALITY OF BUSINESS

Operating results for the second quarter and six months ended June 30, 2000 are not indicative of results that may be expected for the year ending December 31, 2000 because of business seasonality. Business seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality. In addition, the first half of 2000 includes one less selling day than the first half of 1999, affecting period comparisons.

NOTE C - PROPERTY, PLANT, AND EQUIPMENT

Effective January 1, 2000, the Company prospectively revised the estimated useful lives and residual values of certain fixed assets based on the results of a comprehensive analysis completed in late 1999 of the Company's historical fixed asset experience. This historical experience consisted primarily of various programs designed to improve asset management and enhance functionality. Specifically, the Company implemented operational systems to track and monitor assets, structured maintenance and refurbishment programs, and enhanced purchase specification requirements. The study confirmed that these programs have extended the useful lives of certain fixed assets, principally vehicles and cold drink equipment, and increased the value of certain assets upon disposition. These changes in accounting estimates generally result in certain of the Company's operating assets being depreciated over longer useful lives, although the Company's asset life ranges generally did not change.

The impact of the changes in estimates was to decrease depreciation expense during the six month period ended June 30, 2000 by approximately $76 million or $0.11 per share after taxes. The revisions will decrease depreciation expense for full-year 2000 by approximately $161 million.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - NONRECURRING COSTS

In the second quarter of 2000, the Company recorded a $12 million nonrecurring charge related to the restructuring of operations in Great Britain. Once complete, the restructuring will entail the elimination of approximately 300 administrative and managerial positions. The charge was included in selling, delivery, and administrative expenses. As of June 30, 2000, 124 employees had been terminated and $1.9 million of the $12 million had been paid.

In June 1999, the Company recalled product in certain parts of Europe. Approximately 17 million unit cases of product were recalled, less than 1% of the Company's total annual volume. The Company incurred approximately $103 million of nonrecurring costs in connection with the recall, of which approximately $91 million was expensed in cost of sales with the remaining amount included in selling, delivery, and administrative expenses. The Company continues to expect recovery of some of the nonrecurring recall costs from insurance and/or third parties; however, our ultimate recovery is uncertain since discussions continue with the insurers. Product destruction has been completed and all costs have been incurred as of June 30, 2000.

NOTE E - LONG-TERM DEBT

Long-term debt balances, including current maturities, are adjusted for the effects of interest rate and currency swap agreements (in millions):


                                                       JUNE 30,     DECEMBER 31,
                                                         2000           1999
                                                     ------------   ------------
U.S. commercial paper (weighted average rates of
  6.2% and 4.8%)(A) ...............................     $ 1,980        $ 1,737
Canadian dollar commercial paper (weighted
  average rates of 6.0% and 5.3%) .................         529            509
Canadian dollar notes due 2002 - 2009 (weighted
  average rate of 5.9%) ...........................         451            460
Notes due 2001 - 2037 (weighted average rates of
  6.9% and 6.8%)(B) ...............................       2,115          2,250
Debentures due 2012 - 2098 (weighted average rate
  of 7.4%) ........................................       3,800          3,800
8.35% zero coupon notes due 2020 (net of
  unamortized discount of $506 and $1,570,
    respectively) (C) .............................         123            362
Euro notes due 2002 - 2021 (weighted average
  rates of 6.6% and 6.7%)(D) ......................       1,858          1,722
Various foreign currency debt .....................         428            326
Additional debt ...................................         195            212
                                                        -------        -------
  Long-term debt including effect of net asset
    positions of currency swaps ...................      11,479         11,378
  Net asset positions of currency swap
    agreements(E) .................................          40             --
                                                        -------        -------
                                                        $11,519        $11,378
                                                        =======        =======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - LONG-TERM DEBT (CONTINUED)

(A) At June 30, 2000 and December 31, 1999, $781 million and $1,154 million of the Company's U.S. commercial paper had been effectively exchanged into non-U.S. dollar obligations through currency swap arrangements. These currency swap arrangements provide for the exchange of U.S. dollars into euros, Canadian dollars, and British pounds sterling and also provide for the periodic exchange of interest payments. The Company intends to renew these short-term currency swap arrangements as they expire. These currency swap arrangements hedge net investments in international subsidiaries.

(B) In March 2000, approximately $135 million of 5.71% 40 year notes maturing in 2037 were retired by the Company at the option of the holder under the notes' annual put option feature.

(C) In June 2000, zero coupon notes with a face value of approximately $1.3 billion were retired by the Company at the option of the holder under the notes' one-time put option feature. Cash paid by the Company totaled approximately $254 million.

(D) During the first six months of 2000, the Company issued $288 million of 5.875% notes due 2007 under its Euro Medium Term Note Program.

(E) The net asset positions of currency swap agreements are included in the balance sheet as assets.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to June 30, 2000 are as follows (in millions): 2001 - $1,363; 2002 - $2,344; 2003 - $1,069; 2004 - $547; and 2005 - $209.

The Company has domestic and international credit facilities to support its commercial paper programs and other borrowings as needed. At June 30, 2000 and December 31, 1999, the Company had $259 million and $157 million, respectively, of short-term borrowings outstanding under these credit facilities. At June 30, 2000 and December 31, 1999, the Company had $3.5 billion and $3.9 billion, respectively, of amounts available under domestic and international credit facilities.

At June 30, 2000 and December 31, 1999, $2 billion of borrowings due in the next 12 months were classified as maturing after one year due to the Company's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At June 30, 2000 and December 31, 1999, the Company had available for issuance $2.7 billion in registered debt securities under a registration statement with the Securities and Exchange Commission. At June 30, 2000 and December 31, 1999, the Company had available for issuance approximately $1 billion and $1.3 billion, respectively, in debt securities under a Euro Medium Term Note Program and at June 30, 2000 and December 31, 1999, the Company had $0.9 billion available for issuance under a Canadian Medium Term Note Program.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - INCOME TAXES

The Company's effective tax rates for the first six months of 2000 and 1999 were 34% and 33%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision (benefit) follows (in millions):

                                                          SIX MONTHS ENDED
                                                     ---------------------------
                                                       JUNE 30,        JULY 2,
                                                         2000           1999
                                                     ------------   ------------
U.S. federal statutory expense ...................       $47            $ 22
State expense (benefit), net of federal
  (benefit) expense ..............................         3              (1)
Taxation of European and Canadian operations,
  net ............................................        (8)            (42)
Valuation allowance provision ....................        --               4
Nondeductible items ..............................         3               3
Other, net .......................................         1              --
                                                         ---            ----
                                                         $46            $(14)
                                                         ===            ====

NOTE G - STOCK-BASED COMPENSATION PLANS

The Company granted approximately 1.2 million service-vested stock options to certain executive and management level employees and non-employee officers during the first six months of 2000. These options vest over a period of up to six years and expire ten years from the date of grant. Of the total options granted, 0.8 million were granted at an exercise price equal to the fair market value of the stock on the grant date, and 0.4 million were granted at exercise prices in excess of fair market value.

An aggregate of 0.7 million shares of common stock were issued during the first six months of 2000 from the exercise of stock options.

NOTE H - PREFERRED STOCK

In connection with the acquisition of The Coca-Cola Bottling Company of Bellingham and the acquisition of Great Plains Bottlers and Canners, Inc., the Company issued 96,900 shares of $1 par value voting convertible preferred stock ("Bellingham series") and issued 401,474 shares of $1 par value voting convertible preferred stock ("Great Plains series"). The Bellingham series must be converted no later than June 30, 2001, and the Great Plains series must be converted no later than August 7, 2003. As of June 30, 2000, 22,200 shares of Bellingham series have been converted into 94,331 shares of common stock and 35,000 shares of Great Plains series have been converted into 154,778 shares of common stock from treasury.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - SHARE REPURCHASES

Under the April 1996 share repurchase program authorizing the repurchase of up to 30 million shares, the Company can repurchase shares in the open market and in privately negotiated transactions. In the first six months of 2000, the Company repurchased and settled approximately 5.9 million shares of common stock for an aggregate cost of approximately $114 million. The Company has repurchased a total of 25.7 million shares under the program.

Management considers market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes including acquisition financing and the funding of various employee benefit and compensation plans.

NOTE J - COMPREHENSIVE INCOME (LOSS)

The following table (in millions) presents a reconciliation of comprehensive income (loss), comprised of net income (loss) and other adjustments. Other adjustments to comprehensive income (loss) may include minimum pension liability adjustments, currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, and unrealized gains and losses on certain investments in debt and equity securities. The Company provides income taxes on currency items, except for income taxes on the impact of currency translations, as earnings from international subsidiaries are considered to be indefinitely reinvested.


                                             QUARTER ENDED    SIX MONTHS ENDED
                                          ------------------  -----------------
                                          JUNE 30,   JULY 2,  JUNE 30,   JULY 2,
                                            2000      1999      2000      1999
                                          --------  --------  --------  --------

Net income (loss)......................     $123      $ 34      $ 90      $(27)

Currency items, including tax
  effects of hedges....................      (66)      (32)      (95)      (59)

Unrealized loss on securities, net of
  tax..................................       (3)       --        (1)       --
                                            ----      ----      ----      ----

Comprehensive income (loss)............     $ 54      $  2      $ (6)     $(86)
                                            ====      ====      ====      ====

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE K - EARNINGS PER SHARE

The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions).

                                            QUARTER ENDED      SIX MONTHS ENDED
                                          ------------------  ------------------
                                          JUNE 30,   JULY 2,  JUNE 30,   JULY 2,
                                            2000      1999      2000      1999
                                          --------  --------  --------  --------

Net income (loss) .....................    $  123    $   34    $   90   $   (27)
Preferred stock dividends .............         1         1         2         2
                                           ------    ------    ------   -------
Basic and diluted net income (loss)
  applicable to common shareowners ....    $  122    $   33    $   88   $   (29)
                                           ======    ======    ======   =======
Basic average common shares
  outstanding .........................       420       426       420       424
Effect of dilutive securities:
  Stock compensation awards ...........         9        11        11        --
                                           ------    ------    ------   -------
Diluted average common shares
  outstanding .........................       429       437       431       424
                                           ======    ======    ======   =======
Basic net income (loss) per share
  applicable to common shareowners ....    $ 0.29    $ 0.08    $ 0.21   $ (0.07)
                                           ======    ======    ======   =======
Diluted net income (loss) per share
  applicable to common shareowners ....    $ 0.29    $ 0.08    $ 0.20   $ (0.07)
                                           ======    ======    ======   =======

NOTE L - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On June 30, 2000, the Company operated in 46 states in the United States, the District of Columbia, and in the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

The following presents net operating revenues for the six months ended June 30, 2000 and July 2, 1999 and long-lived assets as of June 30, 2000 and December 31, 1999 by geographic territory (in millions):

                                         2000                      1999
                                -----------------------  -----------------------
                                    NET          LONG-      NET           LONG-
                                 OPERATING       LIVED    OPERATING       LIVED
                                REVENUES (A)    ASSETS   REVENUES (A)    ASSETS
                                ------------    -------  ------------   --------
North American.............        $5,531       $15,272     $5,299       $15,430
European...................         1,790         4,298      1,767         4,719
                                   ------       -------     ------       -------
Consolidated...............        $7,321       $19,570     $7,066       $20,149
                                   ======       =======     ======       =======

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE M - COMMITMENTS AND CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company has guaranteed payment of up to $262 million of indebtedness owed by these manufacturing cooperatives to third parties. At June 30, 2000, these cooperatives had approximately $168 million of indebtedness guaranteed by the Company. The Company has also issued letters of credit aggregating approximately $181 million primarily under self-insurance programs.

The Company's bottler in Canada, acquired in 1997, is being audited for the years 1990 through 1997 by the Canadian Customs and Revenue Agency, with the year 1997 added in the second quarter of 2000. The authorities have raised issues that could result in an assessment of additional taxes. The bottler believes it has substantial defenses to the issues being raised; however, it is too early to accurately predict the amount of any ultimate assessment or the final outcome of this matter. If an assessment is made, the authorities by law may require as much as one-half of any amount assessed to become immediately due and payable while the bottler pursues an appeal.

The Company is a defendant in various other matters of litigation arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company's financial position, results of operations, or liquidity.

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

Developing profitable business alliances with our customers and the communities in which we do business is one of our key strategies. Our initiatives for 2000 include continued margin enhancement for the Company and our customers and sustainable increases in volume across all channels with specific focus on channels, products, and packages yielding higher margins. We continue to enhance profitability and achieve significant volume growth in the higher margin immediate consumption channels of our business and have made good progress in improving the overall profitability of the future consumption channels of our business.

By building on existing relationships and developing new partnerships, we will continue to build brand equity and deliver value to our customers and our shareowners. Over the past year and a half, we established more profitable pricing in future consumption channels in North America and successfully recovered from the product recall in Europe through effective marketing programs and the exceptional efforts of our employees.

OUTLOOK

Market conditions in Great Britain, where the pound sterling has appreciated significantly versus the euro since the beginning of 1999, have resulted in alternative sourcing options for our customers within certain distribution channels. These conditions are causing significant pricing pressure on our operations in Great Britain. However, pricing initiatives and promotions targeted at the channels most impacted by the weakness of the euro have stabilized volume and will continue while these conditions persist. It is unclear when or if these conditions will reverse.

As consumers continue to acclimate to higher price levels established in 1999 and early 2000, we believe that planned promotional activity will generate increased demand in the second half of 2000. Based upon this belief we expect full-year North American volume to be flat to up 1 percent versus prior year results.

In our May 2000 press release, we indicated that cash operating profit would be in the range of $2.4 billion to $2.44 billion. As a result of lower than expected volume in North America, we now expect to be at the lower end of this range. Including the impact of currency translations at current levels and excluding nonrecurring items, diluted net income per common share for full-year 2000 is expected to approximate $0.50. Operating free cash flow for 2000 is expected to remain at the previously announced level of approximately $200 million as the Company reduces total capital spending to $1.2 billion for the year.

Management's Discussion and Analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, was $696 million in the second quarter of 2000, 21 percent over reported second-quarter 1999 results. Adjusting for the $12 million nonrecurring charge related to restructuring in Great Britain and the second-quarter 1999 product recall charge of $103 million, the comparable cash operating profit growth rate was 5 percent.

Second-quarter 2000 operating income totaled $388 million, representing an increase of $151 million above reported second-quarter 1999 results. Operating income would have been $45 million less had the revisions adopted earlier this year to the depreciable lives of certain equipment categories not been made. Excluding the impact of these revisions as well as 1999 and 2000 nonrecurring charges, operating income would have increased 5 percent for the quarter.

Cash operating profit ("COP") is used as an indicator of operating performance and not as a replacement of measures such as cash flows from operating activities and operating income as defined and required by GAAP. COP is similar to EBITDA (earnings before interest, taxes, depreciation, and amortization), a financial measure of the investment community.

NET OPERATING REVENUES AND COST OF SALES

The Company's second-quarter 2000 net operating revenues increased 6 percent to more than $4 billion. Excluding the impact of foreign currency translations, net operating revenues increased approximately 8 percent, reflecting the impact of price increases as well as increased volume in Europe offset by the Company's volume performance in North America. Six-month 2000 net operating revenues increased 4 percent to $7.3 billion. Excluding the impact of foreign currency translations, net operating revenues increased approximately 6 percent for the same period. For the first half of 2000, North America represented 76 percent of total revenues while Europe contributed the remaining 24 percent.

Excluding the impact of currency translations, net revenues per physical case to retailers (bottle and can) grew 5 percent for second-quarter 2000 and for the first six months of 2000. The second-quarter 2000 increase of 5 percent is comprised of a 7 percent increase in North America and a slight increase in Europe. Net revenues per case to retailers (bottle and can) growth throughout the second-quarter reflected our higher pricing and favorable product, package, and channel mix shifts, partially offset by pricing pressures in Great Britain.

Cost of sales per physical case (bottle and can) decreased 0.5 percent from the second quarter of 1999 to the second quarter of 2000. Comparable cost of sales per physical case, which eliminates the impact of the nonrecurring product recall costs and excludes the impact of foreign currency translations, increased less than 6 percent for second-quarter 2000 and increased 5 percent for the first six months of 2000. We expect a weighted average increase in concentrate costs for full-year 2000 of approximately 5 percent.

VOLUME

Volume comparisons for 2000 were impacted by our pricing initiatives which began in certain territories in March 1999 in North America as well as one less selling day in first-quarter 2000. Comparable volume results below adjust for one less selling day in first-quarter 2000 and for the impact of acquisitions.

--------------------------------------------------------------------------------
                                          SECOND-QUARTER 2000  SIX-MONTHS 2000
                                          ------------------- ------------------
                                                    COMPARA-            COMPARA-
                                          REPORTED    BLE     REPORTED    BLE
                                           CHANGE    CHANGE    CHANGE    CHANGE
                                          --------  --------  --------  --------
Physical Case Bottle and Can Volume:
  Consolidated                              3.5 %        3 %    0.5 %      0.5 %
  North American Territories               (0.5)%     (0.5)%     (2)%     (1.5)%
  European Territories                     17.5 %     15.5 %    9.5 %      8.5 %
--------------------------------------------------------------------------------

North America represented 75 percent of total physical case volume in second-quarter 2000 and 76 percent in the first six months of 2000, with Europe contributing the remaining amounts. Second-quarter 2000 North American volume performance reflects the impacts of a 5 percent increase in immediate consumption channels and a 2 percent decrease in future consumption channels.

The second-quarter 2000 European reported volume performance comparisons must be viewed in light of the June 1999 product recall in certain parts of the Company's European territories. Comparable volume was up 10 percent for the second quarter of 2000 in both France and the Netherlands, and volume in Belgium has returned to pre-recall levels. Volume in Great Britain, where no product was recalled, increased 7 percent in the second quarter of 2000.

In North America, Coca-Cola classic and diet Coke grew modestly in the second quarter of 2000, while brands such as Sprite, Barq's and Citra declined by more than the consolidated growth rate. The non-carbonated brands such as PowerAde and Dasani increased substantially.

PER SHARE DATA

In second-quarter 2000, our basic and diluted net income applicable to common shareowners was $122 million, or $0.29 per common share, compared to $0.08 per common share in the second quarter of 1999. Excluding the nonrecurring restructuring charge of $12 million in second-quarter 2000 and the nonrecurring product recall costs of $103 million in second-quarter 1999, net income per common share was $0.30 compared to second-quarter 1999 net income per common share of $0.24. We revised depreciable lives of certain classes of fixed assets and vehicle salvage values effective January 1, 2000 to reflect the success of our capital management programs. Depreciation expense for second-quarter 2000 would have been approximately $45 million higher ($0.06 per share after taxes), and depreciation expense for the first six months of 2000 would have been approximately $76 million higher ($0.11 per share after taxes) had the revisions not been made.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In second-quarter 2000, consolidated selling, delivery, and administrative expenses as a percentage of net operating revenues declined slightly to 28.7% from second-quarter 1999 results of 29.7%. This decline was impacted by lower depreciation expense as a result of our revisions to depreciable lives and vehicle salvage values.

INTEREST EXPENSE

Second-quarter and year-to-date 2000 net interest expense increased from reported 1999 levels due to higher average debt balances, a result of the Company's capital spending and share repurchase programs. The weighted average interest rate for the second quarter and first half of 2000 was 6.8 percent and
6.7 percent, respectively, compared to 6.6 percent in the second quarter and first six months of 1999.

INCOME TAXES

The Company's effective tax rates for the first six months of 2000 and 1999 were 34 percent and 33 percent, respectively. The effective tax rate for full-year 1999 was 33 percent. The Company's second-quarter 2000 effective tax rate reflects the expected full-year 2000 pretax earnings combined with the beneficial tax impact of certain international operations.

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

For long-term financing needs, we had available at June 30, 2000 (i) $2.7 billion in registered debt securities for issuance under a registration statement with the Securities and Exchange Commission, (ii) $1 billion in debt securities under a Euro Medium Term Note Program, and (iii) an additional $0.9 billion in debt securities under a Canadian Medium Term Note Program.

We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. At June 30, 2000, we had $259 million outstanding under these credit facilities, with an additional $3.5 billion available for future borrowings. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of second-quarter 2000, the Company's debt portfolio was 73 percent fixed rate debt and 27 percent floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments increased $29 million during the first half of 2000 from net cash transactions. Our primary uses of cash during the first six months of 2000 were capital expenditures totaling $448 million, long-term debt payments totaling $477 million and stock purchases for treasury of $114 million. Our primary sources of cash for the first six months of 2000 were proceeds from the increase in commercial paper and the issuance of long-term debt aggregating $787 million and proceeds from our operations of approximately $294 million, net of working capital requirements of $485 million.

Operating Activities: Operating activities resulted in $294 million of net cash provided during the first six months of 2000 compared to $284 million in the first six months of 1999.

Investing Activities: Net cash used in investing activities resulted primarily from our continued capital investments. We expect full-year 2000 capital expenditures to be approximately $1.2 billion.

Financing Activities: The Company continued to refinance portions of its short-term borrowings with longer-term fixed and floating rate debt. In the first half of 2000, the Company issued $288 million in notes under its Euro Medium Term Note Program.

                               FINANCIAL CONDITION

The decrease in net property, plant, and equipment resulted from the impact of foreign currency translation and depreciation costs net of capital expenditures. The increase in long-term debt primarily resulted from the financing of our capital expenditures and working capital needs, partially offset by the impact of foreign currency translation.

In the first half of 2000, activities in currency markets resulted in a loss in comprehensive income of $95 million. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars affects the comparability of revenues and expenses between periods.

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

MILESTONES                                                        KEY DATES
--------------------------------------------                   -----------------

Business requirements gathering                                Completed
Strategy design and schedule                                   Completed
Development of strategies                                      3rd Qtr. 2000
Implementation of strategies                                   4th Qtr. 2000
Begin managing business operations in euro                     1st Qtr. 2001
Vending machines ready for euro coinage                        4th Qtr. 2001
Finalize local currency conversions                            2nd Qtr. 2002

As of June 30, 2000, the Company had incurred and expensed less than $4 million in costs associated with this conversion process. The Company estimates the total cost to complete this project will be in the range of $30 million to $40 million, and approximately 70% of these costs will be capitalized. These costs represent principal projects to be undertaken to ensure a smooth conversion. Our business resources currently available are sufficient to meet the requirements needed to complete the euro initiative. The euro system activities will be a key part of our ongoing systems standardization process. Total information technology (IT) spending in Europe for 2000 is expected to approximate 1999 IT spending levels.

The euro conversion may have long-term competitive pricing implications by enhancing cross-border product price transparency among the participating countries of the European Union and by changing established local currency price points. We are continuing to assess our pricing and marketing strategies to ensure we remain competitive locally and in the broader European market. However, we cannot reasonably predict the long-term effects one common currency may have on pricing and costs or the resulting impact, if any, on financial condition or results of operations. Additionally, the Company may be at risk to the extent third parties are unable to deal effectively with the impact of the euro conversion, which in turn could impact Company operations.

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

TAX CONTINGENCY

The Company's bottler in Canada, acquired in 1997, is being audited for the years 1990 through 1997 by the Canadian Customs and Revenue Agency, with the year 1997 added in the second quarter of 2000. The authorities have raised issues that could result in an assessment of additional taxes. If an assessment is made, the authorities by law may require as much as one-half of any amount assessed to become immediately due and payable while the bottler pursues an appeal. The bottler believes it has substantial defenses to the issues being raised; however, it is too early to accurately predict the amount of any ultimate assessment or the final outcome of this matter.

LITIGATION CONTINGENCY

In June 2000, the Company and The Coca-Cola Company were found by a Texas jury to be jointly liable in the amount of a combined $15.3 million to a competing distributor, who had sued alleging that the Company and The Coca-Cola Company had engaged in unfair marketing practices. The Company plans to vigorously defend itself and believes there are substantial grounds for appeal. It is impossible to accurately predict the final outcome of the Company's appeals in this matter.

ACCOUNTING DEVELOPMENTS

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 requires that all derivatives be recorded at fair market values on the balance sheet and establishes new accounting rules for hedging instruments. SFAS No. 137 defers the effective date of SFAS No. 133 for one year. SFAS No. 133 will now be effective for fiscal years beginning after June 15, 2000; early adoption is allowed. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company is conducting an evaluation of hedging policies and strategies for existing derivatives and any future derivative transactions. The effect of adoption on the Company's financial statements will ultimately depend on the policies adopted.

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

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are lower than expected volume resulting from efforts to improve pricing in the future consumption channels of our business, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, material changes from expectations in the cost of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, uncertainty of expected reimbursements from insurance and/or third parties relating to the second-quarter 1999 European recall costs, an inability to meet projections for performance in newly acquired territories, potential assessment of additional taxes resulting from audits conducted by the Canadian Customs and Revenue Agency, unexpected costs or effect on European sales associated with conversion to the common European currency (the euro), and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 48 of the Company's Annual Report for the fiscal year ended December 31, 1999.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In 1993, the Company was named as a defendant, along with The Coca-Cola Company, certain other Coke bottlers, PepsiCo, Inc. and a Pepsi bottler, in a lawsuit brought in Daingerfield, Texas in Texas State Court by five distributors of Royal Crown beverages and other carbonated soft drinks. The petition alleged that certain of the Company's marketing practices with grocery stores, convenience stores and mass merchandisers violated the Texas antitrust laws. These marketing practices are common in the industry. In particular, the plaintiffs challenge the requirement that certain of these promotional opportunities be afforded to the Company exclusively during certain periods of time. Eventually, nine Royal Crown distributors became plaintiffs in the suit. The PepsiCo defendants settled prior to trial. In the second quarter of 2000, the claims of five of the nine plaintiffs were tried to a jury that returned a verdict in favor of the plaintiffs and against the Company and The Coca-Cola Company in the amount of $5,153,898.80. The jury also made the requisite finding for the trebling of the verdict, when finally calculated and entered. No judgement has been entered on the verdict at this time as a hearing for injunctive relief is set for the fourth quarter of 2000. The plaintiffs are seeking restrictions on the uses of exclusive marketing agreements and divestiture of the Company's Dr Pepper brands in the plaintiffs' territories. The Company intends to appeal the judgement when entered. The challenged practices are similar to those investigated by the Federal Trade Commission in the late 1980's. The FTC took no action at that time.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

                                                                INCORPORATED BY
  EXHIBIT                                                       REFERENCE OR
   NUMBER                 DESCRIPTION                           FILED HEREWITH
-----------  -----------------------------------------------    ---------------
     3       Bylaws of Coca-Cola Enterprises Inc. as amended    Filed Herewith
             through July 18, 2000

     12      Statements regarding computations of ratios        Filed Herewith

     27      Financial Data Schedule for the quarter and six    Filed Herewith
             months ended June 30, 2000

(b)  Reports on Form 8-K:

During second-quarter 2000, the Company filed the following current reports on Form 8-K:

 DATE OF REPORT                              DESCRIPTION
----------------    ------------------------------------------------------------

April 18, 2000      Condensed    Consolidated    Statements  of  Operations  and
                    Balance Sheet (unaudited) of  the Company, reporting results
                    of operations and financial position for the first   quarter
                    of 2000.  Report filed on April 20, 2000.

May 15, 2000        Press release  announcing  revised  operating  expectations for year 2000.  Report filed on May 17, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COCA-COLA ENTERPRISES INC.
                               (Registrant)




Date:    July 28, 2000         /s/ Patrick J. Mannelly
                               ------------------------------
                               Patrick J. Mannelly
                               Senior Vice President and
                               Chief Financial Officer


Date:    July 28, 2000         /s/ Michael P. Coghlan
                               ------------------------------
                               Michael P. Coghlan
                               Vice President, Controller and
                                 Principal Accounting Officer