Form 10-Q
period 2000-09-29
COCA COLA ENTERPRISES INC
filed 2000-11-07
CIK 804055

                        [COCA-COLA ENTERPRISES INC. LOGO]



                                    FORM 10-Q


                                QUARTERLY REPORT


                    FOR THE QUARTER ENDED SEPTEMBER 29, 2000


                          FILED PURSUANT TO SECTION 13


                                     OF THE


                         SECURITIES EXCHANGE ACT OF 1934

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

                for the quarterly period ended September 29, 2000

                                       or

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

     417,819,516 SHARES OF $1 PAR VALUE COMMON STOCK AS OF NOVEMBER 3, 2000

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 29, 2000




                                      INDEX



                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the Quarters
          ended September 29, 2000 and October 1, 1999.....................   1

        Condensed Consolidated Statements of Income for the Nine Months
          ended September 29, 2000 and October 1, 1999.....................   2

        Condensed Consolidated Balance Sheets as of September 29, 2000
          and December 31, 1999............................................   3

        Condensed Consolidated Statements of Cash Flows for the Nine Months
          ended September 29, 2000 and October 1, 1999.....................   5

        Notes to Condensed Consolidated Financial Statements...............   6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  13

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................  20

Signatures.................................................................  21

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                            QUARTER ENDED
                                                     --------------------------
                                                     SEPTEMBER 29,   OCTOBER 1,
                                                         2000           1999
                                                     -------------   ----------

NET OPERATING REVENUES ...........................       $3,868        $3,831
Cost of sales ....................................        2,368         2,360
                                                         ------        ------

GROSS PROFIT .....................................        1,500         1,471
Selling, delivery, and administrative expenses ...        1,105         1,130
                                                         ------        ------

OPERATING INCOME .................................          395           341
Interest expense, net ............................          197           186
                                                         ------        ------

INCOME BEFORE INCOME TAXES .......................          198           155
Income tax expense ...............................           67            51
                                                         ------        ------

NET INCOME .......................................          131           104
Preferred stock dividends ........................            1             1
                                                         ------        ------

NET INCOME APPLICABLE TO COMMON SHAREOWNERS ......       $  130        $  103
                                                         ======        ======

BASIC NET INCOME PER SHARE APPLICABLE TO COMMON
 SHAREOWNERS .....................................       $ 0.31        $ 0.24
                                                         ======        ======

DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON
 SHAREOWNERS .....................................       $ 0.30        $ 0.24
                                                         ======        ======

DIVIDENDS PER SHARE APPLICABLE TO COMMON
 SHAREOWNERS .....................................       $ 0.04        $ 0.04
                                                         ======        ======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)



                                                          NINE MONTHS ENDED
                                                     ---------------------------
                                                     SEPTEMBER 29,    OCTOBER 1,
                                                         2000            1999
                                                     -------------    ----------

NET OPERATING REVENUES ...........................      $11,189        $10,897
Cost of sales ....................................        6,863          6,836
                                                        -------        -------

GROSS PROFIT .....................................        4,326          4,061
Selling, delivery, and administrative expenses ...        3,399          3,388
                                                        -------        -------

OPERATING INCOME .................................          927            673
Interest expense, net ............................          593            559
                                                        -------        -------

INCOME BEFORE INCOME TAXES .......................          334            114
Income tax expense ...............................          113             37
                                                        -------        -------

NET INCOME .......................................          221             77
Preferred stock dividends ........................            3              3
                                                        -------        -------

NET INCOME APPLICABLE TO COMMON SHAREOWNERS ......      $   218        $    74
                                                        =======        =======

BASIC NET INCOME PER SHARE APPLICABLE TO COMMON
 SHAREOWNERS .....................................      $  0.52        $  0.18
                                                        =======        =======

DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON
 SHAREOWNERS .....................................      $  0.51        $  0.17
                                                        =======        =======

DIVIDENDS PER SHARE APPLICABLE TO COMMON
 SHAREOWNERS .....................................      $  0.12        $  0.12
                                                        =======        =======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                    SEPTEMBER 29,   DECEMBER 31,
                     ASSETS                             2000            1999
                                                    -------------   ------------
                                                    (Unaudited)
CURRENT
  Cash and cash investments, at cost
    approximating market ........................      $   165         $   141
  Trade accounts receivable, less allowance
    reserves of $64 and $62, respectively .......        1,364           1,347
  Inventories:
    Finished goods ..............................          439             403
    Raw materials and supplies ..................          215             266
                                                       -------         -------
                                                           654             669
  Prepaid expenses and other current assets .....          545             424
                                                       -------         -------
    Total Current Assets ........................        2,728           2,581

PROPERTY, PLANT, AND EQUIPMENT
  Land ..........................................          367             359
  Buildings and improvements ....................        1,430           1,371
  Machinery and equipment .......................        7,582           7,210
                                                       -------         -------
                                                         9,379           8,940
  Less allowances for depreciation ..............        3,966           3,595
                                                       -------         -------
                                                         5,413           5,345
  Construction in progress ......................          159             249
                                                       -------         -------
    Net Property, Plant, and Equipment ..........        5,572           5,594

FRANCHISES AND OTHER NONCURRENT ASSETS, NET .....       13,955          14,555
                                                       -------         -------

                                                       $22,255         $22,730
                                                       =======         =======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                    SEPTEMBER 29,   DECEMBER 31,
       LIABILITIES AND SHAREOWNERS' EQUITY              2000            1999
                                                    -------------   ------------
                                                    (Unaudited)
CURRENT
  Accounts payable and accrued expenses .........      $ 2,146        $ 2,389
  Current portion of long-term debt .............        1,401          1,225
                                                       -------        -------
    Total Current Liabilities ...................        3,547          3,614

LONG-TERM DEBT, LESS CURRENT MATURITIES .........        9,924         10,153

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
  LONG-TERM OBLIGATIONS .........................        1,053          1,088

LONG-TERM DEFERRED INCOME TAX LIABILITIES .......        4,846          4,951

SHAREOWNERS' EQUITY
  Preferred stock ...............................           44             47
  Common stock, $1 par value - Authorized -
    1,000,000,000 shares; Issued - 449,465,816
    and 448,467,105 shares, respectively ........          449            448
  Additional paid-in capital ....................        2,662          2,667
  Reinvested earnings ...........................          614            447
  Accumulated other comprehensive income
    (loss) ......................................         (174)           (74)
  Common stock in treasury, at cost -
    31,661,536 and 27,149,854 shares,
    respectively ................................         (710)          (611)
                                                       -------        -------
    Total Shareowners' Equity ...................        2,885          2,924
                                                       -------        -------

                                                       $22,255        $22,730
                                                       =======        =======

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)


                                                           NINE MONTHS ENDED
                                                      --------------------------
                                                      SEPTEMBER 29,   OCTOBER 1,
                                                          2000           1999
                                                      -------------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ......................................       $ 221        $    77
  Adjustments to reconcile net income to net
    cash derived from operating activities:
    Depreciation ..................................         603            663
    Amortization ..................................         340            335
    Deferred income tax expense (benefit) .........          30            (32)
    Net changes in current assets and
      current liabilities .........................        (454)          (317)
    Other .........................................          18             71
                                                          -----        -------
  Net cash derived from operating activities ......         758            797

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in capital assets ...................        (693)          (942)
  Fixed asset disposals ...........................          29              5
  Cash investments in bottling operations,
    net of cash acquired ..........................         (54)          (111)
  Other investing activities ......................         (40)          (115)
                                                          -----        -------
  Net cash used in investing activities ...........        (758)        (1,163)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in commercial paper ................          82            154
  Issuance of long-term debt ......................         704          1,255
  Payments on long-term debt ......................        (699)        (1,086)
  Stock purchases for treasury ....................        (124)            (1)
  Cash dividend payments on common and
    preferred stock ...............................         (37)           (54)
  Exercise of employee stock options ..............           7             29
  Cash received on currency hedges ................          91             95
                                                          -----        -------
  Net cash derived from financing activities ......          24            392
                                                          -----        -------

NET INCREASE IN CASH AND CASH INVESTMENTS .........          24             26
  Cash and cash investments at beginning of
    period ........................................         141             68
                                                          -----        -------

CASH AND CASH INVESTMENTS AT END OF PERIOD ........       $ 165        $    94
                                                          =====        =======

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES
  Investments in bottling operations:
    Fair value of assets acquired .................       $  54        $ 1,311
    Debt issued and assumed .......................          --           (115)
    Other liabilities assumed .....................          --           (485)
    Equity issued .................................          --           (600)
                                                          -----        -------
    Cash paid, net of cash acquired ...............       $  54        $   111
                                                          =====        =======

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

NOTE B - SEASONALITY OF BUSINESS

Operating results for the third quarter and nine months ended September 29, 2000 are not indicative of results that may be expected for the year ending December 31, 2000 because of business seasonality. Business seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality. In addition, the first nine months of 2000 include one less selling day than the first nine months of 1999, affecting period comparisons.

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

The impact of the changes in estimates was to decrease depreciation expense during the three and nine month periods ended September 29, 2000 by approximately $42 million or $0.06 per share and $118 million or $0.17 per share after taxes, respectively. The revisions will decrease depreciation expense for full-year 2000 by approximately $161 million.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - NONRECURRING COSTS

In the second quarter of 2000, the Company recorded a $12 million nonrecurring charge related to the restructuring of operations in Great Britain. Once complete, the restructuring will entail the elimination of approximately 300 administrative and managerial positions. The charge was included in selling, delivery, and administrative expenses. As of September 29, 2000, all but 44 positions had been eliminated and $6.8 million of the $12 million had been paid.

In June 1999, the Company recalled product in certain parts of Europe. The Company incurred approximately $103 million of nonrecurring costs in connection with the recall, of which approximately $91 million was expensed in cost of sales with the remaining amount included in selling, delivery, and administrative expenses. In third-quarter 2000, the Company realized $20 million of insurance proceeds related to the recall loss. This insurance recovery has been included as an offset in selling, delivery, and administrative expenses. The Company is continuing discussions with its insurers to potentially recover additional amounts.

NOTE E - LONG-TERM DEBT

Long-term debt balances, with current maturities, summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                    SEPTEMBER 29,   DECEMBER 31,
                                                        2000            1999
                                                    -------------   ------------
U.S. commercial paper (weighted average
  rates of 6.2% and 4.8%)(A) ....................      $ 1,944        $ 1,737
Canadian dollar commercial paper (weighted
  average rates of 6.0% and 5.3%) ...............          382            509
Debentures due 2012 - 2098 (weighted average
  rate of 7.4%) .................................        3,800          3,800
Notes due 2001 - 2037 (weighted average
  rates of 6.9% and 6.8%)(B) ....................        2,115          2,250
Euro notes due 2002 - 2021 (weighted average
  rates of 6.5% and 6.7%)(C) ....................        1,846          1,722
Canadian dollar notes due 2002 - 2009
  (weighted average rates of 6.0% and
   5.9%)(D) .....................................          640            460
8.35% zero coupon notes due 2020 (net of
  unamortized discount of $504 and $1,570,
   respectively) (E) ............................          126            362
Various foreign currency debt ...................          324            326
Additional debt .................................          119            212
                                                       -------        -------
  Long-term debt including effect of net
    asset positions of currency swaps ...........       11,296         11,378
  Net asset positions of currency swap
    agreements(F) ...............................           29             --
                                                       -------        -------
                                                       $11,325        $11,378
                                                       =======        =======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - LONG-TERM DEBT (CONTINUED)

(A) At September 29, 2000 and December 31, 1999, $780 million and $1,154 million, respectively, of the Company's U.S. commercial paper had been effectively exchanged into non-U.S. dollar obligations through currency swap arrangements. These currency swap arrangements provide for the exchange of U.S. dollars into euros, Canadian dollars, and British pounds sterling and also provide for the periodic exchange of interest payments. These currency swap arrangements hedge net investments in international subsidiaries.

(B) In March 2000, approximately $135 million of 5.71% 40 year notes maturing in 2037 were retired under a put option feature.

(C) During the first nine months of 2000, the Company issued $288 million of 5.875% notes due 2007 under its Euro Medium Term Note Program.

(D) During the first nine months of 2000, the Company issued $186 million in notes due 2002 with a weighted average interest rate of 6.29% under its Canadian Medium Term Note Program.

(E) In June 2000, zero coupon notes with a face value of approximately $1.3 billion were retired under a one-time put option feature. Cash paid by the Company totaled approximately $254 million.

(F) The net asset positions of currency swap agreements are included in the balance sheet as assets.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to September 29, 2000 are as follows (in millions): 2001 - $1,401; 2002 - $2,672; 2003 - $659; 2004 - $748; and 2005 - $10.

The Company has domestic and international credit facilities to support its commercial paper programs and other borrowings as needed. At September 29, 2000 and December 31, 1999, the Company had $162 million and $157 million,
respectively,   of   short-term   borrowings  outstanding  under  these   credit
facilities.

At September 29, 2000 and December 31, 1999, the Company had $3.6 billion and $3.9 billion, respectively, of amounts available under domestic and international credit facilities. At September 29, 2000 and December 31, 1999, $1.9 billion and $2 billion, respectively, of borrowings due in the next 12 months were classified as maturing after one year due to the Company's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At September 29, 2000 and December 31, 1999, the Company had available for issuance $2.7 billion in registered debt securities under a registration statement with the Securities and Exchange Commission. At September 29, 2000 and December 31, 1999, the Company had available for issuance approximately $1 billion and $1.3 billion, respectively, in debt securities under a Euro Medium Term Note Program and at September 29, 2000 and December 31, 1999, the Company had $0.7 billion and $0.9 billion, respectively, available for issuance under a Canadian Medium Term Note Program.

Credit facilities, notes and debentures contain varying provisions which, among other things, require the Company to maintain a defined leverage ratio and limit the incurrence of certain liens or encumbrances in excess of defined amounts. These covenants currently are not, and it is not anticipated they will become, restrictive on the Company's liquidity or capital resources.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - LONG-TERM DEBT (CONTINUED)

On October 30, 2000, the Company issued approximately $36 million in zero coupon notes due October 31, 2001 with an offering yield of 6.07% under its Canadian Medium Term Note Program. In addition, the Company plans to issue approximately $211 million in floating rate notes due 2002 and approximately $57 million in floating rate notes due 2001 under its Euro Medium Term Note Program. The interest rate on the Euro notes due 2002 is the three month Euribor plus
12.5 basis points and the interest rate on the Euro notes due 2001 is the three month Sterling LIBOR plus 9 basis points. The Euro issues are expected to settle in November 2000. The Company plans to use proceeds from these issues to retire short-term commercial paper.

NOTE F - ACQUISITIONS

In the first nine months of 2000, the Company completed the following acquisitions in the United States and Canada for an aggregate purchase price of approximately $54 million:

     -  Longview Coca-Cola Bottling Company, operating in East Texas,

     -  Columbia Beverages Ltd., operating in Canada,

     - Substantially all of the Coca-Cola bottling operations in Ohio and Kentucky formerly owned by Coca-Cola Bottling Co. Consolidated, and

     -  Vermilion Beverages Ltd., operating in Canada.

The purchase method of accounting has been used for all acquisitions.

NOTE G - INCOME TAXES

The Company's effective tax rates for the first nine months of 2000 and 1999 were 34% and 33%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                          NINE MONTHS ENDED
                                                     --------------------------
                                                     SEPTEMBER 29,   OCTOBER 1,
                                                         2000           1999
                                                     -------------   ----------
U.S. federal statutory expense ...................       $117           $ 40
State expense (benefit), net of federal
  (benefit) expense ..............................          7             (3)
Taxation of European and Canadian
  operations, net ................................        (20)           (19)
Valuation allowance provision ....................          1             10
Nondeductible items ..............................          7              8
Other, net .......................................          1              1
                                                         ----           ----
                                                         $113           $ 37
                                                         ====           ====

NOTE H - STOCK-BASED COMPENSATION PLANS

The Company granted approximately 1.2 million service-vested stock options to certain executive and management level employees and non-employee officers during the first nine months of 2000. These options vest over a period of up to six years and expire ten years from the date of grant. Of the total options granted, 0.8 million were granted at an exercise price equal to the fair market value of the stock on the grant date, and 0.4 million were granted at exercise prices in excess of fair market value.

An aggregate of 1 million shares of common stock were issued during the first nine months of 2000 from the exercise of stock options.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE I - PREFERRED STOCK

In connection with the acquisition of The Coca-Cola Bottling Company of Bellingham and the acquisition of Great Plains Bottlers and Canners, Inc., the Company issued 96,900 shares of $1 par value voting convertible preferred stock ("Bellingham series") and issued 401,474 shares of $1 par value voting convertible preferred stock ("Great Plains series"). The Bellingham series must be converted no later than June 30, 2001, and the Great Plains series must be converted no later than August 7, 2003. As of September 29, 2000, 26,900 shares of Bellingham series have been converted into 122,636 shares of common stock and 35,000 shares of Great Plains series have been converted into 154,778 shares of common stock from treasury.

NOTE J - SHARE REPURCHASES

Under the April 1996 share repurchase program authorizing the repurchase of up to 30 million shares, the Company can repurchase shares in the open market and in privately negotiated transactions. In the first nine months of 2000, the Company repurchased and settled approximately 6.6 million shares of common stock for an aggregate cost of approximately $124 million. The Company has repurchased a total of 26.3 million shares under the program. In October 2000, the Company's Board of Directors authorized the repurchase of up to an additional 30 million shares.

Management considers market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes including acquisition financing and the funding of various employee benefit and compensation plans.

NOTE K - COMPREHENSIVE INCOME

The following table (in millions) presents a reconciliation of comprehensive income, comprised of net income and other adjustments. Other adjustments to comprehensive income may include minimum pension liability adjustments, currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, and unrealized gains and losses on certain investments in debt and equity securities. The Company provides income taxes on currency items, except for income taxes on the impact of currency translations, as earnings from international subsidiaries are considered to be indefinitely reinvested.

                                 QUARTER ENDED             NINE MONTHS ENDED
                           ------------------------    ------------------------
                           SEPTEMBER 29, OCTOBER 1,    SEPTEMBER 29, OCTOBER 1,
                               2000         1999            2000         1999
                           ------------- ----------    ------------- ----------

Net income .............       $131         $104            $221         $ 77
Currency items,
 including tax effects
 of hedges .............         (3)          (5)            (98)         (64)
Unrealized loss on
 securities, net of
 tax ...................         (1)          --              (2)          --
                               ----         ----            ----         ----

Comprehensive income ...       $127         $ 99            $121         $ 13
                               ====         ====            ====         ====

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE L - EARNINGS PER SHARE

The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions).

                                  QUARTER ENDED            NINE MONTHS ENDED
                           --------------------------  -------------------------
                           SEPTEMBER 29,  OCTOBER 1,   SEPTEMBER 29,  OCTOBER 1,
                               2000          1999          2000          1999
                           -------------  ----------   -------------  ----------

Net income .............       $  131       $  104         $  221       $   77
Preferred stock
 dividends .............            1            1              3            3
                               ------       ------         ------       ------
Basic and diluted net
 income applicable to
 common shareowners ....       $  130       $  103         $  218       $   74
                               ======       ======         ======       ======
Basic average common
 shares outstanding ....          418          426            419          425
Effect of dilutive
 securities:
  Stock compensation
  awards ...............            9           11             10           11
                               ------       ------         ------       ------
Diluted average common
 shares outstanding ...           427          437            429          436
                               ======       ======         ======       ======
Basic net income per
 share applicable to
 common shareowners ....       $ 0.31        $ 0.24        $ 0.52       $ 0.18
                               ======        ======        ======       ======
Diluted net income per
 share applicable to
 common shareowners ....       $ 0.30        $ 0.24        $ 0.51       $ 0.17
                               ======        ======        ======       ======

NOTE M - GEOGRAPHIC OPERATING INFORMATION

The  Company  operates  in  one  industry:  the  marketing,  distribution,   and
production of liquid nonalcoholic refreshments. On September 29, 2000, the Company operated in 46 states in the United States, the District of Columbia, and in the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

The following presents net operating revenues for the nine months ended September 29, 2000 and October 1, 1999 and long-lived assets as of September 29, 2000 and December 31, 1999 by geographic territory (in millions):

                                 2000                       1999
                       ------------------------   ------------------------
                            NET         LONG-         NET          LONG-
                         OPERATING      LIVED       OPERATING      LIVED
                       REVENUES (A)    ASSETS     REVENUES (A)    ASSETS
                       ------------   ---------   ------------   ---------
North American .....      $ 8,491      $15,260       $ 8,118      $15,430
European ...........        2,698        4,267         2,779        4,719
                          -------      -------       -------      -------
Consolidated .......      $11,189      $19,527       $10,897      $20,149
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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE N - COMMITMENTS AND CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company has guaranteed payment of up to $262 million of indebtedness owed by these manufacturing cooperatives to third parties. At September 29, 2000, these cooperatives had approximately $168 million of indebtedness guaranteed by the Company. In addition, the Company has issued letters of credit principally under self-insurance programs aggregating approximately $183 million.

The Company's bottler in Canada, acquired in 1997, is being audited for the years 1990 through 1997 by the Canadian Customs and Revenue Agency. The authorities have raised issues that could result in an assessment of additional taxes. The bottler believes it has substantial defenses to the issues being raised. However, it is too early to predict the final outcome of this matter. If an assessment were made, the authorities by law could require as much as one-half of any amount assessed to become immediately due and payable while the bottler pursues an appeal.

The Company's bottler in California is involved in a lawsuit by current and former employees concerning principally California wage and hour issues. The Company is unable to predict the amount of any costs under this case or the final outcome.

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

Developing profitable business alliances with our customers and the communities in which we do business is one of our key strategies. Our initiatives for the remainder of 2000 include maintaining margin enhancements for the Company and our customers and sustainable increases in volume across all channels with specific focus on channels, products, and packages yielding higher margins. We continue to enhance profitability and achieve volume growth in the higher margin immediate consumption channels of our business and have made good progress in improving the overall profitability of the future consumption channels of our business.

By building on existing relationships and developing new partnerships, we will continue to build brand equity and deliver value to our customers and our shareowners. We have succeeded in establishing more profitable pricing in future consumption channels in North America and successfully recovered from the product recall in Europe through effective marketing programs and the exceptional efforts of our employees.

OUTLOOK

For the remainder of 2000, we anticipate improved North American volume performance as we benefit from the extensive fall promotional activities of The Coca-Cola Company, and from our own local brand building initiatives. These programs, combined with market-based management of our price realization efforts, should enable us to achieve positive fourth-quarter North American volume growth and full-year North American volume that is down less than 1 percent compared to prior year results.

In Europe, our underlying business remains strong and we continue to expect 4 to 6 percent volume growth for the full year. Market conditions in Great Britain, where the pound sterling has appreciated significantly versus the euro since the beginning of 1999, have resulted in alternative sourcing options for our customers within certain distribution channels. These conditions are causing significant pricing pressure on our operations in Great Britain. However, pricing initiatives are being used to stabilize volume and will continue while these conditions persist. It is unclear when or if these conditions will reverse.

Based upon the North American and European volume projections, we expect consolidated full-year volume to be flat to up slightly versus prior year results. We expect full-year cash operating profit to approximate $2.4 billion. Including the impact of currency translations at current levels and excluding nonrecurring items, diluted net income per common share for full-year 2000 is expected to approximate $0.50 per diluted common share. Operating free cash flow

(cash operating profit less cash paid for capital expenditures, taxes, interest, and dividends) for 2000 is expected to remain at the previously announced level of approximately $200 million as the Company reduces total capital spending to approximately $1.2 billion for the year.

Our profit growth projection reflects increased growth and profitability in the cold drink channel impacted by infrastructure development programs jointly developed and executed with The Coca-Cola Company. Funding from The Coca-Cola Company for these programs will decrease by approximately $100 million for 2000 when compared to 1999, with future annual decreases anticipated through 2003. The actual amount of funding will depend on programs that may be developed during these periods.

Management's Discussion and Analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, was $711 million for the third quarter, 5 percent over reported third-quarter 1999 results of $680 million. Third-quarter 2000 results include $20 million in nonrecurring insurance proceeds related to the 1999 Belgian product recall. Excluding the effects of these proceeds, our third quarter cash operating profit was $691 million, approximately 2 percent higher than third-quarter 1999.

Third-quarter 2000 operating income totaled $395 million, representing an increase of $54 million above reported third-quarter 1999 results. Excluding the impact of the insurance proceeds, operating income would have increased 10 percent for the quarter. Operating income would have been $42 million less had the revisions adopted earlier this year to the depreciable lives of certain equipment categories not been made.

Cash operating profit ("COP") is used as an indicator of operating performance and not as a replacement of measures such as cash flows from operating activities and operating income as defined and required by GAAP. COP is similar to EBITDA (earnings before interest, taxes, depreciation, and amortization), a financial measure of the investment community.

NET OPERATING REVENUES AND COST OF SALES

The Company's third-quarter 2000 net operating revenues increased 3 percent, excluding the impact of foreign currency translations, to approximately $3.9 billion. This growth reflects the impact of price increases as well as increased volume in Europe offset by the Company's volume performance in North America. Nine-month 2000 net operating revenues increased 5 percent, excluding the impact of foreign currency translations, to approximately $11.2 billion. For the first nine months of 2000, North America represented 76 percent of total revenues while Europe contributed the remaining 24 percent.

Excluding the impact of currency translations, net revenues per physical case to retailers (bottle and can) grew 5 percent for third-quarter 2000 and for the first nine months of 2000. The third-quarter 2000 increase of 5 percent is comprised of a 6 percent increase in North America and a slight decrease in Europe. Net revenues per case to retailers (bottle and can) growth throughout the third quarter reflected our higher pricing and favorable product, package, and channel mix shifts, partially offset by pricing pressures in Great Britain.

Cost of sales per physical case (bottle and can) increased 4 percent from the third quarter of 1999 to the third quarter of 2000 and increased 5 percent for the first nine months of 2000, excluding the impact of foreign currency translations. Third-quarter 2000 cost of sales comparisons were impacted by increases in concentrate costs combined with smaller increases than anticipated in certain sweetener and packaging costs. We expect a weighted average increase in concentrate costs for full-year 2000 of approximately 5 percent and an increase in cost of sales per case for full-year 2000 of approximately 5 percent, excluding the impact of foreign currency translations and nonrecurring charges.

VOLUME

Volume comparisons for 2000 are impacted by our pricing initiatives in North America as well as one less selling day in the first nine months of 2000. Comparable volume results below adjust for one less selling day in the first nine months of 2000 and for the impact of acquisitions.

----------------------------------------------------------------------------
                                  THIRD-QUARTER 2000     NINE-MONTHS 2000
                               ---------------------   ---------------------
                               REPORTED   COMPARABLE   REPORTED   COMPARABLE
                                CHANGE      CHANGE      CHANGE      CHANGE
                               --------   ----------   --------   ----------
Physical Case Bottle and Can
  Volume:
  Consolidated                  (1.5)%      (1.5)%      Flat        Flat
  North American Territories    (1.5)%      (1.5)%        (2)%      (1.5)%
  European Territories            (1)%      (1.5)%       5.5 %       4.5 %
----------------------------------------------------------------------------

North America represented 76 percent of total physical case volume in third-quarter 2000 and 78 percent in the first nine months of 2000, with Europe contributing the remaining amounts. Third-quarter 2000 North American volume performance reflects the impacts of a 5 percent volume increase in cold drink channels and a 2 percent volume decrease in future consumption channels.

The third-quarter 2000 European reported volume performance comparisons must be viewed with consideration of the pipeline refill activity that followed the June 1999 product recall. Volume growth rates in Belgium and the Netherlands for 2000 were negatively impacted by this activity. Strong growth continued in France, where volume increased 7 percent in the third quarter of 2000.

PER SHARE DATA

In the third quarter of 2000, our net income applicable to common shareowners was $0.30 per diluted common share, including $0.03 for recall insurance proceeds, compared to $0.24 per diluted common share in the third quarter of 1999. Depreciation expense for third-quarter 2000 would have been approximately $42 million higher ($0.06 per share after taxes), and depreciation expense for the first nine months of 2000 would have been approximately $118 million higher ($0.17 per share after taxes) had the revisions to depreciable lives of certain classes of fixed assets and vehicle salvage values for 2000 not been made.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In third-quarter 2000, consolidated selling, delivery, and administrative expenses (excluding the insurance proceeds) as a percentage of net operating revenues declined slightly to 29.1% from third-quarter 1999 results of 29.5%. This decline was principally impacted by lower depreciation expense as a result of our revisions to depreciable lives and vehicle salvage values.

INTEREST EXPENSE

Third-quarter and year-to-date 2000 net interest expense increased from reported 1999 levels due to higher average debt balances, a result of the Company's capital spending and share repurchase programs. The weighted average interest rate for the third quarter and first nine months of 2000 was 6.8 percent, compared to 6.5 percent and 6.6 percent, respectively, in the third quarter and first nine months of 1999.

INCOME TAXES

The Company's effective tax rates for the first nine months of 2000 and 1999 were 34 percent and 33 percent, respectively. The effective tax rate for full-year 1999 was 33 percent. The Company's third-quarter 2000 effective tax rate is based on the expected full-year 2000 pretax earnings and impacted by the beneficial tax impact of certain international operations.

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

For long-term financing needs, we had available at September 29, 2000 (i) $2.7 billion in registered debt securities for issuance under a registration statement with the Securities and Exchange Commission, (ii) $1 billion in debt securities under a Euro Medium Term Note Program, and (iii) an additional $0.7 billion in debt securities under a Canadian Medium Term Note Program.

We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. At September 29, 2000, we had $162 million outstanding under these credit facilities, with an additional $3.6 billion available for future borrowings. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of third-quarter 2000, the Company's debt portfolio was 75 percent fixed rate debt and 25 percent floating rate debt.

On October 30, 2000, the Company issued approximately $36 million in zero coupon notes due October 31, 2001 with an offering yield of 6.07% under its Canadian Medium Term Note Program. In addition, the Company plans to issue approximately $211 million in floating rate notes due 2002 and approximately $57 million in floating rate notes due 2001 under its Euro Medium Term Note Program. The interest rate on the Euro notes due 2002 is the three month Euribor plus
12.5 basis points and the interest rate on the Euro notes due 2001 is the three month Sterling LIBOR plus 9 basis points. The Euro issues are expected to settle in November 2000. The Company plans to use proceeds from these issues to retire short-term commercial paper.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments increased $24 million during the first nine months of 2000 from net cash transactions. Our primary uses of cash during the first nine months of 2000 were capital expenditures totaling $693 million, long-term debt payments totaling $699 million and stock purchases for treasury of $124 million. Our primary sources of cash for the first nine months of 2000 were proceeds from the increase in commercial paper and the issuance of long-term debt aggregating $786 million and proceeds from our operations of approximately $758 million, net of working capital requirements of $454 million.

Operating Activities: Operating activities resulted in $758 million of net cash provided during the first nine months of 2000 compared to $797 million in the first nine months of 1999.

Investing Activities: Net cash used in investing activities resulted primarily from our continued capital investments. We expect full-year 2000 capital expenditures to be approximately $1.2 billion.

Financing Activities: The Company continued to refinance portions of its short-term borrowings with longer-term fixed and floating rate debt. In the first nine months of 2000, the Company issued $288 million in notes under its Euro Medium Term Note Program and $186 million under its Canadian Medium Term Note Program.

                               FINANCIAL CONDITION

The decrease in net property, plant, and equipment resulted from the impact of foreign currency translation and depreciation costs net of capital expenditures. The decrease in long-term debt primarily resulted from the favorable impact of debt payments and foreign currency translation, partially offset by the financing of our capital expenditures and working capital needs.

In the first nine months of 2000, activities in currency markets resulted in a loss in comprehensive income of $98 million. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars affects the comparability of revenues and expenses between periods.

                         KNOWN TRENDS AND UNCERTAINTIES

NONRECURRING PRODUCT RECALL COSTS

In June 1999, the Company recalled product in certain parts of Europe. The Company incurred approximately $103 million of nonrecurring costs in connection with the recall, of which approximately $91 million was expensed in cost of sales with the remaining amount included in selling, delivery, and administrative expenses. In third-quarter 2000, the Company realized $20 million of insurance proceeds related to the recall loss. This insurance recovery has been included as an offset in selling, delivery, and administrative expenses. The Company is continuing discussions with its insurers to potentially recover additional amounts.

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

The Company is in the process of identifying all material risks related to, and is developing an implementation plan for, the conversion to the euro. The following table lists certain milestones identified and their projected completion dates with respect to the euro conversion.

MILESTONES                                                     KEY DATES
--------------------------------------------                   -----------------

Business requirements gathering                                Completed
Strategy design and schedule                                   Completed
Development of strategies                                      Completed
Implementation of strategies                                   4th Qtr. 2000
Begin managing business operations in euro                     1st Qtr. 2001
Vending machines ready for euro coinage                        4th Qtr. 2001
Finalize local currency conversions                            2nd Qtr. 2002

As of September 29, 2000, the Company had incurred and expensed approximately $7 million in costs associated with this conversion process. The Company estimates the total cost to complete this project will be in the range of $25 million to $35 million, and approximately 70% of these costs will be capitalized. These costs represent principal projects to be undertaken to ensure a smooth conversion. Our business resources currently available are sufficient to meet the requirements needed to complete the euro initiative. The euro system activities will be a key part of our ongoing systems standardization process. Total information technology (IT) spending in Europe for 2000 is expected to approximate 1999 IT spending levels.

The euro conversion may have long-term pricing implications by enhancing cross-border product price transparency among the participating countries of the European Union and by changing established local currency price points. We are continuing to assess our pricing and marketing strategies to ensure we remain competitive locally and in the broader European market. However, we cannot reasonably predict the long-term effects a common currency may have on pricing and costs or the resulting impact, if any, on financial condition or results of operations. Additionally, the Company may be at risk to the extent third parties are unable to deal effectively with the impact of the euro conversion, which in turn could impact Company operations.

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

TAX CONTINGENCY

The Company's bottler in Canada, acquired in 1997, is being audited for the years 1990 through 1997 by the Canadian Customs and Revenue Agency. The authorities have raised issues that could result in an assessment of additional taxes. The bottler believes it has substantial defenses to the issues being raised. However, it is too early to predict the final outcome of this matter. If an assessment were made, the authorities by law could require as much as one-half of any amount assessed to become immediately due and payable while the bottler pursues an appeal.

LITIGATION CONTINGENCY

In June 2000, the Company and The Coca-Cola Company were found by a Texas jury to be jointly liable in the amount of a combined total of $15.3 million to five of the nine plaintiffs, each of which is a distributor of competing beverage products. These distributors had sued alleging that the Company and The Coca-Cola Company engaged in unfair marketing practices. The complaint of the four remaining plaintiffs is in discovery and has not yet gone to trial. The Company is appealing the decision and believes there are substantial grounds for appeal. It is impossible to predict the final outcome of the Company's appeals in this matter or the ultimate costs under all of the complaints.

The Company's bottler in California is involved in a lawsuit by current and former employees concerning principally California wage and hour issues. We are unable to predict the amount of any costs under this case or the final outcome.

ACCOUNTING DEVELOPMENTS

Financial Accounting Standards Board ("FASB") statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," are effective for fiscal years beginning after June 15, 2000, fiscal year 2001 for the Company. The Company has conducted evaluations of hedging policies and strategies for existing and anticipated future derivative transactions. Adoption of these statements will not have a significant effect on the Company's financial statements other than recognition of derivative assets and liabilities on the balance sheet with market value adjustments recognized in other comprehensive income.

In September 1999, the FASB issued an exposure draft that would amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." This exposure draft proposes to modify the method of accounting for business combinations and addresses the accounting for intangible assets. The Company is examining the effects these proposed changes may have on the operating results and the financial statements of the Company.

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

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

                                                              INCORPORATED BY
 EXHIBIT                                                      REFERENCE OR
 NUMBER                      DESCRIPTION                      FILED HEREWITH
---------  ------------------------------------------------   --------------
   12      Statements regarding computations of ratios        Filed Herewith

   27      Financial Data Schedule for the quarter and nine   Filed Herewith
           months ended September 29, 2000

(b)  Reports on Form 8-K:

During third-quarter 2000, the Company filed the following current reports on Form 8-K:

DATE OF REPORT                            DESCRIPTION
----------------  --------------------------------------------------------------

July 18, 2000     Condensed Consolidated  Statements  of Operations and  Balance
                  Sheet  (unaudited)  of  the  Company,  reporting  results   of
                  operations and financial position for the second quarter of 2000. Report filed on July 24, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        COCA-COLA ENTERPRISES INC.
                                        (Registrant)




Date: November 3, 2000                  /s/ Patrick J. Mannelly
                                        ------------------------------
                                        Patrick J. Mannelly
                                        Senior Vice President and
                                          Chief Financial Officer


Date: November 3, 2000                  /s/ Michael P. Coghlan
                                        ------------------------------
                                        Michael P. Coghlan
                                        Vice President, Controller and
                                          Principal Accounting Officer