Form 10-K
period 2000-12-31
COCA COLA ENTERPRISES INC
filed 2001-03-15
CIK 804055

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

None

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. ☐

        The aggregate market value of Common Stock held by nonaffiliates of the registrant as of February 21, 2001 was $4,533,031,053.

        There were 418,172,274 shares of Common Stock outstanding as of February 21, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2000, are incorporated by reference in Parts II and IV.

        Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 20, 2001 are incorporated by reference in Part III.

PART I

ITEM 1.    BUSINESS

Introduction

        The Company is the world’s largest Coca-Cola bottler.

        The Company was incorporated in 1944 under the laws of Delaware as a wholly owned subsidiary of The Coca-Cola Company and became a public company in 1986. At February 21, 2001, The Coca-Cola Company owned approximately 40% of the Company’s common stock.

        The Company’s bottling territories in North America and in Europe contain approximately 362 million people. The Company estimates that it sold approximately 3.8 billion equivalent cases (192 ounces of finished beverage product) within its territories during 2000. About 92% of this volume consisted of beverages produced and sold under licenses from The Coca-Cola Company.

        The Company’s bottling rights within the United States for beverages carrying the “Coca-Cola” name are perpetual; elsewhere, and for other products, the bottling rights have stated expiration dates. (See “North American Beverage Agreements” and “European Beverage Agreements.”)

        References in this report to the “Company” include Coca-Cola Enterprises Inc. and its subsidiaries and divisions, unless the context requires otherwise.

Relationship with The Coca-Cola Company

        The Coca-Cola Company is the Company’s largest shareowner. Two directors of the Company are executive officers of The Coca-Cola Company, and one is a former executive officer.

        The Company and The Coca-Cola Company are parties to a number of significant transactions and agreements incident to their respective businesses and may enter into additional material transactions and agreements in the future.

        The Company conducts its business primarily under agreements with The Coca-Cola Company. These agreements give the Company the exclusive right to market, distribute and produce beverage products of The Coca-Cola Company in authorized containers in specified territories. These agreements provide The Coca-Cola Company with the ability, in its sole discretion, to establish prices, terms of payment, and other terms and conditions for the purchase of concentrates and syrups from The Coca-Cola Company. See “North American Beverage Agreements” and “European Beverage Agreements” below. Other significant transactions and agreements with The Coca-Cola Company include acquisitions of bottling territories, arrangements for cooperative marketing, advertising expenditures, purchases of sweeteners and strategic marketing initiatives.

        Since 1979, The Coca-Cola Company has assisted in the transfer of ownership or financial restructuring of a majority of United States Coca-Cola bottler operations and has assisted in similar transfers of bottlers operating outside the United States. The Coca-Cola Company has sometimes acquired bottlers and then sold them to other bottlers, including the Company, which are believed by management of The Coca-Cola Company to be the best suited to manage and develop these acquired operations. The Coca-Cola Company has advised the Company that it may continue this reorganization of its bottler system. See “Bottler and Territory Acquisitions by the Company in 2000” below and “Certain Relationships and Related Transactions — Agreements and Transactions with The Coca-Cola Company” in the Company’s Proxy Statement for the Annual Meeting of Shareowners to be held April 20, 2001 (the “Company’s 2001 Proxy Statement”) incorporated by reference into Item 13 of this report.

Bottler and Territory Acquisitions by the Company in 2000

Longview Coca-Cola Bottling Company, Inc. — May 19, 2000

        Operating in East Texas

Columbia Beverages, Ltd. — June 23, 2000

        Operating in the Province of British Columbia, Canada

Vermilion Beverages Limited — September 1, 2000

        Operating in the Province of Alberta, Canada

Certain franchise rights of Coca-Cola Bottling Co. Consolidated — September 29, 2000

        Territories located in Ohio and Kentucky

        The total cost of all of the Company’s acquisitions since reorganization in 1986 is approximately $13.2 billion, including assumed and issued debt where applicable. The Company intends to acquire only bottling businesses offering the Company the ability to produce long-term shareowner value.

Territories

        The Company’s bottling territories in North America are located in 46 states of the United States, the District of Columbia, and all ten provinces of Canada. At December 31, 2000, these territories contained approximately 219 million people, representing approximately 69% of the population of the United States and 97% of the population of Canada.

        The Company’s bottling territories in Europe consist of Great Britain, Belgium, Luxembourg, Monaco, the Netherlands, and continental France. The aggregate population of these territories was approximately 142 million at December 31, 2000.

EUROPEAN TERRITORY MAP
Products

        Within its North American territories the Company markets, distributes and produces beverage products of The Coca-Cola Company or its subsidiaries. In North America, the top five brands in 2000 were: Coca-Cola classic, diet Coke, Sprite, caffeine free diet Coke, and Minute Maid and diet Minute Maid soft drinks. Other brands from The Coca-Cola Company and its subsidiaries include Barq’s root beer and other flavors, caffeine free Coca-Cola classic, Cherry Coke, Citra, Dasani, diet Cherry Coke, diet Sprite, Fanta, Fresca, Fruitopia, Hi-C fruit drinks, KMX, Mello Yello, Minute Maid juices and juice drinks, Minute Maid Lemonade, Mr. Pibb, Planet Java, POWERaDE, Red Flash, SURGE and TAB. Substantially all of the beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages”) are available throughout the Company’s North American territories.

        Additionally, the Company markets, distributes, and produces in North America (or obtains from authorized producers) Nestea products, under license from Beverage Partners Worldwide, a joint venture between The Coca-Cola Company and Nestlé SA, and various other beverage products under the trademarks of companies other than The Coca-Cola Company. The other products marketed and distributed by the Company in select North American territories include: A&W, Canada Dry, Dr Pepper, diet Dr Pepper, Evian, Mendota, Nestea, Cool From Nestea, diet Nestea, Schweppes, Seagrams and Squirt.

        In its European territories, the Company markets and distributes the major products of The Coca-Cola Company and its subsidiaries. In Europe, the top five brands in 2000 were: Coca-Cola, diet Coke, Fanta, Coca-Cola light, and Schweppes. Other brands from The Coca-Cola Company and its subsidiaries include Aquarius, Bonaqua, Burn, caffeine free Coca-Cola, caffeine free Coca-Cola light, caffeine free diet Coke, Canada Dry, Cherry Coke, Cresta, diet Dr Pepper, diet Fanta, diet Lilt, Dr Pepper, Five Alive, Kia-Ora, Lilt, Malvern, Minute Maid juices and juice drinks, Oasis, Sprite and Sprite light.

        In Europe, just as in North America, the Company markets and distributes products of other franchise companies. These include Appletise, Buxton, Capri-Sun, Fernandes, Nestea, Nestea Splash, Perrier, Rosport and Vittel.

        The Coca-Cola Company and other companies manufacture syrups and concentrates, and in some cases the finished product, for sale to bottlers and (in some territories) to fountain wholesalers. The Company’s bottling and canning operations use the syrup or concentrate to produce and then package the finished product in authorized containers for sale and direct store delivery to wholesalers and/or retailers, depending on the territory. See “Business — Marketing” and “Raw Materials” below.

        Approximately 73% of the Company’s North American equivalent case sales in 2000 (excluding post-mix) represented caloric products and the balance represented low-calorie products. “Post-mix” (sometimes called fountain syrup) is syrup that is mixed with water and carbon dioxide at the time it is being dispensed into open containers, such as cups, for immediate consumption. The Company also sells a very small amount of product in pre-mix form, which is concentrate already combined with water and carbon dioxide to make the finished product, dispensed for immediate consumption.

Marketing

        The Company sells its products in a variety of packages authorized by The Coca-Cola Company and other companies. In 2000, domestic and international equivalent case sales of the Company, excluding post-mix syrup sales, were packaged approximately 45% in cans, 51% in other nonrefillable packaging, and 4% in refillable and pre-mix containers. Post-mix syrup accounted for approximately 13% of the Company’s equivalent case sales in 2000.

        The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca-Cola Company and the other beverage companies that supply concentrates, syrups and finished products to the Company make substantial advertising expenditures in all major media to promote sales in the local areas served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company has advised the Company that it intends to continue to provide marketing support in 2001, it is not obligated to do so under either the domestic or international beverage agreements, except as otherwise specifically committed. See “North American Beverage Agreements” and “European Beverage Agreements” below.

        Sales of the Company’s products are seasonal, with the second and third calendar quarters accounting for higher sales volumes than the first and fourth quarters. Sales in the European bottling territories are more volatile because of the higher sensitivity of European consumption to weather conditions.

Raw Materials

        In addition to concentrates, sweeteners and finished product, the Company purchases carbon dioxide, glass and plastic bottles, cans, closures, post-mix packaging (such as plastic bags in cardboard boxes) and other packaging materials. The Company generally purchases its raw materials, other than concentrates, syrups and sweeteners, from multiple suppliers. The beverage agreements with The Coca-Cola Company provide that all authorized containers, closures, cases, cartons and other packages and labels for the products of The Coca-Cola Company must be purchased from manufacturers approved by The Coca-Cola Company.

        High fructose corn syrup is the principal sweetener used by the Company in the United States and Canada for beverage products, other than low-calorie products, of The Coca-Cola Company and other cross-franchise brands, although sugar (sucrose) was also used as a sweetener in Canada during 2000. The Company and The Coca-Cola Company have entered into arrangements for the purchase by the Company from The Coca-Cola Company of substantially all of the Company’s 2000-2002 requirements for sweeteners in the United States. See “Certain Relationships and Related Transactions — Agreements and Transactions with The Coca-Cola Company — Sweetener Requirements Agreement” in the Company’s 2001 Proxy Statement, which information is incorporated by reference into Item 13 of this report. In Europe, the principal sweetener is sugar from sugar beets, purchased from multiple suppliers. The Company does not separately purchase low-calorie sweeteners, because sweeteners for low-calorie beverage products of The Coca-Cola Company are contained in the syrup or concentrate purchased by the Company from The Coca-Cola Company.

        The Company currently purchases its requirements for plastic bottles in the United States from manufacturers jointly owned by it and other bottlers of Coca-Cola. The Company is the majority shareowner of Western Container Corporation, a major producer of plastic bottles. In Canada, a merchant supplier is used. In Europe, the Company produces most of its plastic bottle requirements using preforms purchased from various merchant suppliers. Management of the Company believes that ownership interests in certain suppliers and the self-manufacture of certain packages can serve to reduce or manage costs.

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

Cola Beverage Agreements in the United States with The Coca-Cola Company

        Exclusivity.    The Cola Beverage Agreements provide that the Company will purchase its entire requirements of concentrates and syrups for Coca-Cola Trademark Beverages from The Coca-Cola Company at prices, terms of payment and other terms and conditions of supply, as determined from time to time by The Coca-Cola Company in its sole discretion. The Company may not produce, distribute or handle cola products other than those of The Coca-Cola Company. The Company has the exclusive right to distribute Coca-Cola Trademark Beverages for sale in authorized containers within its territories. The Coca-Cola Company may determine, in its sole discretion, what types of containers are authorized for use with products of The Coca-Cola Company.

        Transshipping.    The Company may not sell Coca-Cola Trademark Beverages outside its territories.

        Company Obligations.    The Company is obligated to maintain such plant and equipment, staff and distribution and vending facilities as are capable of manufacturing, packaging and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in its territories; to undertake adequate quality control measures prescribed by The Coca-Cola Company; to develop and to stimulate the demand for Coca-Cola Trademark Beverages in those territories; to use all approved means and spend such funds on advertising and other forms of marketing as may be reasonably required to satisfy that objective; and to maintain such sound financial capacity as may be reasonably necessary to assure performance by the Company of its obligations to The Coca-Cola Company. The Company is required to meet annually with The Coca-Cola Company to present its marketing, management and advertising plans for the Coca-Cola Trademark Beverages for the upcoming year, including financial plans showing that the Company has the consolidated financial capacity to perform its duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If the Company carries out its plans in all material respects, it will be deemed to have satisfied its obligations to develop, stimulate and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured or waived by The Coca-Cola Company within 120 days of written notice of the failure, would give The Coca-Cola Company the right to terminate the Cola Beverage Agreements. If the Company at any time fails to carry out a plan in all material respects in any geographic segment of its territory, and if such failure is not cured within six months after written notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Beverage Agreement by eliminating the portion of the territory in which such failure has occurred.

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

Allied Beverage Agreements in the United States with The Coca-Cola Company

        The Allied Beverages are beverages of The Coca-Cola Company, its subsidiaries, and joint ventures that are either carbonated beverages, but not Coca-Cola Trademark Beverages, or are certain noncarbonated beverages, such as Hi-C fruit drinks, self-manufactured Fruitopia, and Cool From Nestea. The Allied Beverage Agreements contain provisions that are similar to those of the Cola Beverage Agreements with respect to pricing, transshipping, authorized containers, planning, quality control, transfer restrictions and related matters but have certain significant differences from the Cola Beverage Agreements.

        Exclusivity.    Under the Allied Beverage Agreements, the Company has exclusive rights to distribute the Allied Beverages in authorized containers in specified territories. Like the Cola Beverage Agreements, the Company has advertising, marketing and promotional obligations, but without restriction for some brands as to the marketing of products with similar flavors as long as there is no manufacturing or handling of other products that would imitate, infringe upon or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and the Company has a right, but not an obligation, under each of the Allied Beverage Agreements (except under the Allied Beverage Agreements for Hi-C fruit drinks and carbonated Minute Maid beverages) to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Beverage Agreements.

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

Noncarbonated Beverage Agreements in the United States with The Coca-Cola Company

        The Company purchases and distributes certain noncarbonated beverages such as isotonics, teas, and juice drinks in finished form from The Coca-Cola Company, or its designees or joint ventures, and manufactures and distributes Dasani water, pursuant to the terms of marketing and distribution agreements (the “Noncarbonated Beverage Agreements”). The Noncarbonated Beverage Agreements contain provisions that are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions and related matters but have certain significant differences therefrom.

        Exclusivity.    Unlike the Domestic Cola and Allied Beverage Agreements, which grant the Company exclusivity in the distribution of the covered beverages in the territory, the Noncarbonated Beverage Agreements grant exclusivity but permit The Coca-Cola Company to test market the noncarbonated beverage products in the territory, subject to the Company’s right of first refusal to do so, and to sell the noncarbonated beverages to commissaries for delivery to retail outlets in the territory where noncarbonated beverages are consumed on-premise, such as restaurants. The Coca-Cola Company must pay the Company certain fees for lost volume, delivery and taxes in the event of such commissary sales. Also, under the Noncarbonated Beverage Agreements, the Company may not sell other beverages in the same product category.

        Pricing.    The Coca-Cola Company, in its sole discretion, establishes the pricing the Company must pay for the noncarbonated beverages or, in the case of Dasani, the concentrate, but has agreed, under certain circumstances for some products, to give the Company the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca-Cola products. The Coca-Cola Company has no rights under the Noncarbonated Beverage Agreements to establish the resale prices at which the Company sells it products.

        Term.    Each of the Noncarbonated Beverage Agreements has a term of ten or fifteen years and is renewable by the Company for an additional ten years at the end of each term. The initial term for most of the Noncarbonated Beverage Agreements for POWERaDE will expire in 2004, for Nestea and Minute Maid juices and juice drinks in 2007, and for Dasani in 2015.

Marketing and Other Support in the United States from The Coca-Cola Company

        The Coca-Cola Company has no obligation under the Domestic Cola and Allied Beverage Agreements and Noncarbonated Beverage Agreements to participate with the Company in expenditures for advertising, marketing and other support, but it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company. The Coca-Cola Company provided support in 2000 but is under no obligation to continue past levels of funding.

Post-Mix Sales and Marketing Agreements in the United States with The Coca-Cola Company

        The Company has a distributorship appointment ending on December 31, 2002 to sell and deliver the post-mix products of The Coca-Cola Company. The appointment is terminable by either party without cause upon ten days’ written notice. In 2000, the Company sold and/or delivered such post-mix products in all of its major territories in the United States. Under the terms of the appointment, the Company is authorized to distribute such syrups to retailers for dispensing to consumers within the United States. Unlike the Domestic Cola and Allied Beverage Agreements, there is no exclusive territory, and the Company faces competition not only from sellers of other post-mix syrups but also from other sellers of post-mix syrups of The Coca-Cola Company (including The Coca-Cola Company). Depending on the territory, the Company is involved in the sale, distribution and marketing of post-mix syrups in differing degrees. In some territories, the Company sells syrup on its own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, the Company is responsible for marketing post-mix syrup to certain segments of the business. See “Certain Relationships and Related Transactions — Agreements and Transactions with The Coca-Cola Company — Sales of Syrups, Bottle and Can Products, and Agency Billing and Delivery Arrangements” in the Company’s 2001 Proxy Statement; this information is incorporated by reference into Item 13 of this report.

Beverage Agreements in the United States with Other Licensors

        The beverage agreements in the United States between the Company and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the Domestic Cola and Allied Beverage Agreements as to use of trademarks and trade names, approved bottles, cans and labels, sale of imitations and causes for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit the Company from dealing in products with similar flavors in certain territories. The agreements with subsidiaries of Cadbury Schweppes plc, which represented in 2000 approximately 9% of the beverages sold by the Company in the United States and the Caribbean, provide that the parties will give each other at least one year’s notice prior to terminating the agreement for any brand, and pay certain fees in some circumstances. Also, the Company has agreed that it would not cease distributing Dr Pepper brand products prior to December 31, 2005 or Canada Dry, Schweppes or Squirt brand products prior to December 31, 2004. The termination provisions for Dr Pepper renew for five-year periods; those for the other Cadbury brands renew for three-year periods.

Canadian Beverage Agreements with The Coca-Cola Company

        Coca-Cola Bottling Company, the Company’s bottler in Canada, sells, distributes and produces Coca-Cola Trademark Beverages, Allied Beverages and noncarbonated beverages of The Coca-Cola Company and Coca-Cola Ltd., an affiliate of The Coca-Cola Company (“Coca-Cola Beverage Products”) in its territories pursuant to license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company (“Canadian Beverage Agreements”). The Canadian Beverage Agreements are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transshipping, transfer restrictions, termination and related matters but have certain significant differences therefrom.

        Exclusivity.    The Canadian Beverage Agreement for Coca-Cola Trademark Beverages gives Coca-Cola Bottling Company the exclusive right to distribute Coca-Cola Trademark Beverages in its territories in bottles authorized by Coca-Cola Ltd. Coca-Cola Bottling Company also is authorized on a nonexclusive basis to sell, distribute and produce canned, pre-mix and post-mix Coca-Cola Trademark Beverages in such territories. At present, there are no other authorized producers or distributors of canned, pre-mix or post-mix Coca-Cola Trademark Beverages in Coca-Cola Bottling Company’s territories, and Coca-Cola Bottling Company has been advised by Coca-Cola Ltd. that there are no present intentions to authorize any such producers or distributors in the future. In general, the Canadian Beverage Agreement for Coca-Cola Trademark Beverages prohibits Coca-Cola Bottling Company from producing or distributing beverages other than the Coca-Cola Trademark Beverages unless Coca-Cola Ltd. has given Coca-Cola Bottling Company written notice that it approves the production and distribution of such beverages.

        Pricing.    An affiliate of The Coca-Cola Company supplies the concentrates for the Coca-Cola Trademark Beverages and may establish and revise at any time the price of concentrates, the payment terms and the other terms and conditions under which Coca-Cola Bottling Company purchases concentrates for the Coca-Cola Trademark Beverages. Coca-Cola Bottling Company may not require a deposit on any container used by it for the sale of the Coca-Cola Trademark Beverages unless it is required by law or approved by Coca-Cola Ltd. and, if a deposit is required, such deposit may not exceed the greater of the minimum deposit required by law or the deposit approved by Coca-Cola Ltd.

        Term.    The Canadian Beverage Agreements for Coca-Cola Trademark Beverages expire on July 28, 2007, with provisions to renew for two additional terms of ten years each, provided generally that Coca-Cola Bottling Company has complied with and continues to be capable of complying with their provisions. Coca-Cola Bottling Company’s authorizations to sell, distribute and produce pre-mix and post-mix Coca-Cola Trademark Beverages may be terminated by either party on ninety days’ written notice.

        Marketing and Other Support.    Coca-Cola Ltd. has no obligation under the Canadian Beverage Agreements to participate with Coca-Cola Bottling Company in expenditures for advertising, marketing and other support. However, it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company. Coca-Cola Ltd. provided support in 2000 but is under no obligation to continue past levels of funding.

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

Beverage Agreements in Canada with Other Licensors

        Coca-Cola Bottling Company has several license agreements and arrangements with other licensors, including license agreements with subsidiaries of Cadbury Schweppes plc having terms expiring in July 2002 and December 2036, each being renewable for successive five-year terms until terminated by either party. These beverage agreements generally give Coca-Cola Bottling Company the exclusive right to produce and distribute authorized beverages in authorized packaging in specified territories. These beverage agreements also generally provide flexible pricing for the licensors, and in many instances, prohibit Coca-Cola Bottling Company from dealing in beverages confusing with, or imitative of, the authorized beverages. These agreements contain restrictions generally similar to those in the Canadian Beverage Agreements regarding the use of trademarks, approved bottles, cans and labels, sales of imitations and causes for termination.

European Beverage Agreements

European Beverage Agreements with The Coca-Cola Company

        The Company’s bottlers in the Netherlands, Belgium, continental France, Great Britain, and the Company’s distributor in Luxembourg (the “Company European Bottlers”) operate in their respective territories under bottler and distributor agreements with The Coca-Cola Company and The Coca-Cola Export Corporation (the “European Beverage Agreements”). The European Beverage Agreements have certain significant differences, described below, from the beverage agreements in North America.

        On July 30, 1999, the Company acquired Société Boissons Gazeuses de la Côte d’Azur and Sud Boissons S.A., which were the authorized bottlers of Coca-Cola Trademark Beverages and Allied Beverages in the two non-Company bottling territories in continental France and Monaco (the “Southern French Bottlers”). The Southern French Bottlers have agreements with The Coca-Cola Company and The Coca-Cola Export Corporation that are substantially similar to the European Beverage Agreements (the “Southern French Agreements”). On January 2, 2001, the merger of the Southern French Bottlers into Coca-Cola Entreprise SAS was approved, effective as of January 1, 2001. It has been agreed with The Coca-Cola Company that the Southern French Agreements will be canceled and that Coca-Cola Entreprise SAS’s Bottler’s Agreement will be amended to include the territories of the Southern French Bottlers. Accordingly, Coca-Cola Entreprise SAS Bottler’s Agreement will cover all of continental France. The European Supplemental Agreement (see below) will also be modified to include all of continental France. The Company believes that the European Beverage Agreements are substantially similar to other agreements between The Coca-Cola Company and other European bottlers of Coca-Cola Trademark Beverages and Allied Beverages.

        Exclusivity.    Subject to the European Supplemental Agreement, described below in this report, and certain minor exceptions, the Company European Bottlers have the exclusive rights granted by The Coca-Cola Company in their territories to sell the beverages covered by their respective European Beverage Agreements in glass bottles, plastic bottles and/or cans. The covered beverages include Coca-Cola Trademark Beverages, Allied Beverages, noncarbonated beverages and certain beverages not sold in the United States. See “Business — Products” above. The Coca-Cola Company has retained the rights, under certain circumstances, to produce and sell, or authorize third parties to produce and sell, the beverages in any other manner or form within the territories. The Coca-Cola Company has granted certain Company European Bottlers a nonexclusive authorization to package and sell post-mix and/or pre-mix beverages in their territories.

        Transshipping.    The Company European Bottlers are prohibited from making sales of the beverages outside of their territories, or to anyone intending to resell the beverages outside their territories, without the consent of The Coca-Cola Company, except for sales arising out of a passive order from a customer in another member state of the European Economic Area or for export to another such member state. The European Beverage Agreements also contemplate that there may be instances in which large or special buyers have operations transcending the boundaries of the territories, and in such instances, the Company European Bottlers agree not to oppose, without valid reason, any additional measures deemed necessary by The Coca-Cola Company to improve sales and distribution to such customers.

        Pricing.    The European Beverage Agreements provide that the sales of concentrate, beverage base and other goods to the Company European Bottlers are at prices which are set from time to time by The Coca-Cola Company in its sole discretion.

        Term and Termination.    The European Beverage Agreements expire July 26, 2006 for the Netherlands, continental France and Belgium, February 10, 2007 for the British bottler, and January 30, 2008 for the Luxembourg bottler, unless terminated earlier as provided therein. If the Company European Bottlers have complied fully with the agreements during the initial term, are “capable of the continued promotion, development, and exploitation of the full potential of the business,” and request an extension of the agreement, an additional ten-year term may be granted at the sole discretion of The Coca-Cola Company. The Coca-Cola Company is given the right to terminate the European Beverage Agreements before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of the Company European Bottlers or the occurrence of a default under the European Beverage Agreements which is not remedied within 60 days of written notice of the default by The Coca-Cola Company. The European Beverage Agreements may be terminated by either party in the event foreign exchange is unavailable or local laws prevent performance. They also terminate automatically, after a certain lapse of time, if a Company European Bottler refuses to pay a beverage base price increase for the beverage “Coca-Cola.” The post-mix and pre-mix authorizations are terminable by either party with 90 days’ prior written notice.

European Supplemental Agreement with The Coca-Cola Company

        In addition to the European Beverage Agreements described above, the Company European Bottlers (excluding the Luxembourg distributor), The Coca-Cola Company and The Coca-Cola Export Corporation are parties to a supplemental agreement (the “European Supplemental Agreement”) with regard to the Company European Bottlers’ rights pursuant to the European Beverage Agreements. The European Supplemental Agreement permits the Company European Bottlers to prepare, package, distribute and sell the beverages covered by any of the Company European Bottlers’ European Beverage Agreements in any other territory of another Company European Bottler, provided that the Company and The Coca-Cola Company shall have reached agreement upon a business plan for such beverages. The European Supplemental Agreement may be terminated, either in whole or in part by territory, by The Coca-Cola Company at any time with 90 days’ prior written notice.

Marketing and Other Support in Europe from The Coca-Cola Company

        The Coca-Cola Company has no obligation under the European Beverage Agreements to participate with the Company in expenditures for advertising, marketing and other support, but it may, in its discretion, contribute to such expenditures and undertake independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs, that would require the cooperation and support of the Company. The Coca-Cola Company has provided support in 2000 but is under no obligation to continue past levels of funding.

Beverage Agreements in Europe with Other Licensors

        The beverage agreements between the Company and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit the Company from dealing in products with similar flavors. Those agreements contain restrictions generally similar in effect to those in the European Beverage Agreements as to the use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, planning and causes for termination. As a condition to Cadbury Schweppes plc’s sale of its 51% interest in the British bottler to the Company in February 1997, the Company entered into agreements concerning certain aspects of the Cadbury Schweppes products distributed by the British bottler (the “Cadbury Schweppes Agreements”). These agreements impose obligations upon the Company with respect to the marketing, sale and distribution of Cadbury Schweppes products within the British bottler’s territory. These agreements further require the British bottler to achieve certain agreed growth rates for Cadbury Schweppes brands and grant certain rights and remedies to Cadbury Schweppes if these rates are not met. These agreements also place some limitations upon the British bottler’s ability to discontinue Cadbury Schweppes brands, and recognize the exclusivity of certain Cadbury Schweppes brands in their respective flavor categories. The British bottler is given the first right to any new Cadbury Schweppes brands introduced in the territory. These agreements run through 2012 and are automatically renewed for a ten-year term thereafter unless terminated by either party. On July 30, 1999, The Coca-Cola Company announced that it had completed the acquisition of the Cadbury Schweppes beverage brands inter alia in the United Kingdom. The Cadbury Schweppes beverage brands were not acquired in any other countries in which the Company European Bottlers operate. Some Cadbury Schweppes beverage brands were acquired by assignment and others by purchase of the entity owning the brand; both methods are referred to as “assignments” for purposes of this section. Pursuant to the acquisition, Cadbury Schweppes assigned the Cadbury Schweppes Agreements to an affiliate of The Coca-Cola Company. The assignment did not cause a substantive modification of the terms and conditions of the Cadbury Schweppes Agreements.

Competition

        The nonalcoholic beverage business is highly competitive. Competition exists among many beverages, including soft drinks, isotonics, tea, tea drinks, juices, juice drinks, coffee, coffee drinks, water, beer, wine, wine coolers, milk and milk drinks, and bottled waters. Competitors in this business include bottlers and distributors of beverages marketed and advertised at international, national, regional and local levels, as well as chain store and private label beverages. Aggregate information on sales in the nonalcoholic beverage business is not readily available.

        Marketing, breadth of product offering, new product and package innovations and pricing are significant factors affecting the Company’s competitive position, but the consumer and customer goodwill associated with the trademarks of its products is the most favorable factor for the Company. Other competitive factors among beverage distributors include distribution and sales methods, merchandising productivity, customer service, trade and community relationships, the management of sales promotion activities, and access to manufacturing. Vending machine sales and other merchandising equipment are also competitive factors.

Employees

        At December 31, 2000, the Company had approximately 67,000 employees, approximately 9,500 of whom were in Europe. The Company is party to 140 collective bargaining agreements covering approximately 16,300 of its North American employees. These collective bargaining agreements expire at various dates through 2006. The Company has no reason to believe that it will be unable to renegotiate any of these agreements on satisfactory terms. Management of the Company believes that the Company’s relations with its employees are generally good.

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

        The European Commission has issued a packaging and packing waste directive which has been incorporated into the national legislation of the member states. Beginning in 2001, at least 50% of the Company’s packages distributed in the European Union must be recovered and at least 15% must be recycled. The legislation sets targets for the recovery and recycling of household, commercial and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation.

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

Excise and Value Added Taxes

        Excise taxes on sales of soft drinks have been in place in various states in the United States for several years. The states in which the Company operates that currently impose such taxes are Arkansas, Tennessee, Washington and West Virginia. In addition, the state of Hawaii has imposed a special tax on glass containers. To the knowledge of management of the Company, no similar legislation has been enacted in any other markets served by the Company. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in nonrefillable containers as a means of encouraging the use of refillable containers. However, the Company’s management is unable to predict whether such additional legislation will be adopted.

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

Canadian Income Tax

        The Company’s bottler in Canada, acquired in 1997, is being audited by the Canada Customs and Revenue Agency for the years 1990 through 1997. The authorities have raised issues that could result in an assessment of additional taxes. If an assessment were made, the authorities by law could require as much as one-half of any amount assessed to become immediately due and payable while the taxpayer pursues an appeal. The Company’s bottler believes it has substantial defenses to the issues being raised by the Canadian authorities; however, it is too early to predict the final outcome of the matter.

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

Ergonomics

        The Occupational Safety & Health Administration (OSHA) published its final ergonomics rule in November 2000 which applies to all employers with operations in general industry, focusing on jobs that involve manual lifting or handling, and all workplaces where work-related musculoskeletal disorders (MSDs) have been reported. The rule requires affected facilities to establish and implement an ergonomics program that contains the following six elements: 1) management leadership, 2) employee participation, 3) MSD management, 4) job hazard analysis, 5) hazard reduction and control measures and subsequent evaluations if the job hazard analysis determines that the job presents an MSD hazard, and 6) training.

        The final ergonomics program rule became effective January 16, 2001. However, both the United States Senate and the House of Representatives voted in March 2001 to repeal the ergonomics rule, acting under the authority of the Congressional Review Act. President George W. Bush is expected to approve this repeal, thus eliminating the ergonomics rule as originally published by OSHA. It is anticipated that the authority of the Senate and House of Representatives to act under the Congressional Review Act will be challenged in court. The Company operates in several states in the United States having their own ergonomics rules and has in place a task force charged with examining ergonomics issues.

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

        Several underground fuel storage tanks used by the Company may be found to be in noncompliance with applicable federal and state requirements for the continued maintenance and use of such tanks. The Company has adopted a plan for the testing, removal, replacement, and repair, if necessary, of underground fuel storage tanks at Company bottlers in North America; this includes any necessary remediation of tank sites and the abatement of the discharge of pollutants. The Company’s plan extends to the upgrade of wastewater handling facilities, and the remediation of friable asbestos. The Company spent approximately $5.6 million in 2000 pursuant to this plan, and the Company estimates it will spend approximately $4.4 million in 2001 and $5.5 million in 2002 pursuant to this plan. In the opinion of management of the Company, any liabilities associated with the items covered by such plan will not have a materially adverse effect on the financial condition or results of operations of the Company.

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

Miscellaneous Regulations

        The production, distribution and sale of many of the Company’s products are subject to the United States Federal Food, Drug, and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various federal, state, provincial and local environmental statutes and regulations; and various other federal, state, provincial and local statutes in the United States, Canada and Europe regulating the production, packaging, sale, safety, advertising, labeling and ingredients of such products, and the Company’s operations in many other respects.

Financial Information on Industry Segments and Geographic Areas

        For financial information on industry segments and operations in geographic areas, see Note 16 to the Company’s Consolidated Financial Statements, found on page 45 of the Company’s Annual Report to Shareowners for the year ended December 31, 2000, which is incorporated into this report by reference.

ITEM 2.    PROPERTIES

        The principal properties of the Company include the executive offices, production facilities, distribution facilities, administrative offices and service centers. At December 31, 2000, the Company operated 75 beverage production facilities, 25 of which are solely production facilities and 50 of which are combination production/distribution facilities, and also operated 361 principal distribution facilities. The Company owns 71 of its production facilities and 267 of its principal distribution facilities, and leases the others. In the aggregate, the Company’s owned and leased facilities cover approximately 39 million square feet. Management of the Company believes that its production and distribution facilities are generally sufficient to meet present operating needs.

        One of the facilities owned by the Company is subject to a lien to secure indebtedness in an aggregate principal amount of approximately $1.3 million at December 31, 2000. Excluding expenditures for bottler acquisitions, the Company’s capital expenditures in 2000 were approximately $1.2 billion.

        At December 31, 2000, the Company owned and operated approximately 52,000 vehicles of all types used in the sale, production and distribution of its products and approximately 2.3 million coolers, beverage dispensers and vending machines.

ITEM 3.    LEGAL PROCEEDINGS

        The Company and several of its bottling subsidiaries or divisions in the United States have been named as potentially responsible parties (“PRPs”) at several federal and state “Superfund” sites. In 1987, BCI Coca-Cola Bottling Company of Los Angeles (“CCBCLA”) was named by the Environmental Protection Agency (“EPA”) as a PRP at the Operating Industries, Inc. (“OII”) site at Monterey Park, California. As of 1991, CCBCLA had contributed approximately $300,000 toward the remediation efforts. After 1991, CCBCLA had no further communications from the EPA until October 1997 when CCBCLA received notice from the EPA that a “Final Remedy” for the site had been chosen with an estimated cost (in addition to what had already been spent) of approximately $217 million (including an estimated $52 million for EPA’s past and future oversight costs), and which is expected to take 30 years to complete. There are approximately 280 PRPs at this site. CCBCLA’s monetary participation in prior remediation activities at the OII site was based upon its allocated percentage of volume of waste contributed to the site, which was 0.075%. Based upon this percentage and the estimated costs, CCBCLA’s share of the Final Remedy would be about $162,750. In 1994, the Company was named as a PRP at the Waste Disposal Engineering site in Andover, Minnesota, a former landfill. The claim against the Company is approximately $110,000; however, if this site is a “qualified landfill” under Minnesota law, the entire cost of remediation may be paid by the state without contribution from any PRP. In 1999, the Company acquired all of the stock of CSL of Texas, Inc. (“CSL”), which owns an 18.4 acre tract of land on Holleman Drive in College Station, Texas that became contaminated by prior industrial users of the property. Cleanup is to be performed pursuant to the Texas Voluntary Cleanup Program overseen by the Texas Natural Resources Conservation Commission and is estimated to cost $2-4 million. The Company believes that it will have a claim against the former shareholders of CSL for the remediation costs. In 1998, The Coca-Cola Bottling Company of New York, Inc. (“CCNY”) was named as a defendant in a lawsuit titled Bedford Land Development Co., Inc. v. IKON Office Solutions, Inc. et al. in connection with property formerly owned by CCNY and its affiliates in the late-1970s and early-1980s which was discovered to be contaminated. CCNY and two other former owners were named as defendants by the current owner in the lawsuit which was stayed pending a comprehensive environmental investigation of the property. The investigation concluded in January 2000 that the remediation cost may be approximately $4.7 million. However, that figure was subsequently revised downward to $3.9 million, and in December 2000, the Hartford Insurance Company offered to conduct the remediation for $3,285,000. The plaintiff has asserted that CCNY’s share of the costs should be 7.5%, which would be approximately $250,000 if the Hartford Insurance Company’s offer is accepted. The remediation will be conducted under the oversight of the Ohio Environmental Protection Agency. The Company or its bottling subsidiaries have been named as PRPs at twenty-six other federal and eight other state “Superfund” sites under circumstances which have led the management of the Company to conclude either: (i) that the Company will have no further liability because there was no responsibility for having deposited hazardous waste; (ii) that payments made to date would be sufficient to satisfy all liability; or (iii) that the Company’s ultimate liability, if any, for such site would be less than $100,000.

        In 1993, the Company was named as a defendant, along with The Coca-Cola Company, certain other bottlers of Coca-Cola, PepsiCo, Inc. and a Pepsi bottler, in a lawsuit brought in Daingerfield, Texas in Texas State Court by five distributors of Royal Crown beverages and other carbonated soft drinks. The petition alleged that certain of the Company’s marketing practices with grocery stores, convenience stores and mass merchandisers violated the Texas antitrust laws. These marketing practices are common in the industry. In particular, the plaintiffs challenge the requirement that certain of these promotional opportunities be afforded to the Company exclusively during certain periods of time. Eventually, nine Royal Crown distributors became plaintiffs in the suit. The PepsiCo defendants settled prior to trial. In the second quarter of 2000, the claims of five of the nine plaintiffs were tried to a jury that returned a verdict in favor of the plaintiffs and against the Company and The Coca-Cola Company in the amount of $5,153,898.80. The jury also made the requisite finding for the trebling of the verdict, when finally calculated and entered. On January 12, 2001, the court granted the plaintiff’s motion to enjoin certain of the Company’s marketing practices in certain areas. The Company intends to appeal the judgment once it is final.

        On May 18 and 19, 2000, the European Commission undertook “unannounced visits” or “dawn raids” at the premises of the Company in Brussels and Uxbridge. The Commission was searching for documentation supporting its allegations of abuses by the Company of an alleged dominant position under Article 82 of the EU Treaty. The alleged abuses relate to various commercial practices including rebates and discounts, pricing, alleged tying, alleged exclusivity arrangements and category planning. The Company was cooperative with the authorities during the visits which were conducted in a business-like manner. The investigation appears to be an expansion of an investigation into the same commercial practices begun in July 1999 against The Coca-Cola Company and the other European anchor bottlers. The Company does not believe that it has a dominant position in the relevant market. Even if erroneously found to have a dominant position, the Company does not believe that its current or past commercial practices constitute an abuse under EU law. Nonetheless, the Commission has considerable discretion in making findings and levying fines, which are however subject to judicial review. If the Commission finds an abuse of a dominant position, it could fine the Company up to 10% of its worldwide turnover and/or seek behavioral undertakings. There is no set timetable for the pursuit of the investigation.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

LISTED AND TRADED: New York Stock Exchange

TRADED: Boston, Chicago, Cincinnati,
Pacific, and Philadelphia Exchanges

Common shareowners of record as of February 21, 2001: 16,144

STOCK PRICES

2000	High	Low

Fourth Quarter	23.13	15.06
Third Quarter	21.00	15.94
Second Quarter	23.88	14.00
First Quarter	30.25	18.75

1999	High	Low

Fourth Quarter	26.25	16.81
Third Quarter	32.50	22.50
Second Quarter	37.50	28.94
First Quarter	36.44	30.00

DIVIDENDS

        Regular quarterly dividends in the amount of $0.04 per share have been paid since July 1, 1998.

ISSUANCES OF STOCK

        From January through July 2000, 5,000 shares of the Company’s Convertible Preferred Stock- Bellingham Series were converted by the holders into 29,852 shares of common stock. The preferred stock had been issued in 1998 to the former owners of The Coca-Cola Bottling Company of Bellingham, in connection with the Company’s acquisition of that bottler. Each share of preferred stock has a stated value of $100. At the time of the conversion, the holder receives that number of whole shares of common stock resulting from dividing the stated value (increased at an annual rate of 4% from date of issuance) by the average closing price of the common stock during the preceding ten consecutive trading-day period.

        In January and February 2000, 35,000 shares of the Company’s Convertible Preferred Stock-Great Plains Series were converted into 154,778 shares of common stock. The Preferred Stock had been issued in 1998 to the former owners of Great Plains Bottlers and Canners, Inc. in connection with the Company’s acquisition of that bottler. Each share of preferred stock has a stated value of $100. At the time of the conversion, the holder receives that number of whole shares of the Company’s common stock resulting from dividing the stated value (plus all accrued dividends) by the average closing price of the common stock during the preceding ten consecutive trading-day period.

        All of the above issuances were exempt from registration under the Securities Act of 1933, as amended, because of the exemption provided in Rule 506 of Regulation D issued under that act for certain transactions not involving any public offering.

ITEM 6.    SELECTED FINANCIAL DATA

        “Selected Financial Data” for the years 1991 through 2000, on pages 50 and 51 of the Company’s Annual Report to Shareowners for the year ended December 31, 2000 is incorporated into this report by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        “Management’s Financial Review” on pages 22 through 32 and pages 47 and 48 of the Company’s Annual Report to Shareowners for the year ended December 31, 2000 is incorporated into this report by reference.

ITEM 7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        “Management’s Financial Review — Interest Rate and Currency Risk Management” on pages 28 and 29 of the Company’s Annual Report to Shareowners for the year ended December 31, 2000 is incorporated into this report by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements of the Registrant and its subsidiaries are incorporated into this report by reference to the Company’s Annual Report to Shareowners for the year ended December 31, 2000, at the pages indicated:

Consolidated Statements of Income — Years ended December 31, 2000, 1999 and 1998 (page 25)

Consolidated Statements of Cash Flows — Years ended December 31, 2000, 1999 and 1998 (page 27)

Consolidated Balance Sheets — December 31, 2000 and 1999 (page 29)

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 2000, 1999 and 1998 (page 30)

Notes to Consolidated Financial Statements (pages 33–46)

Quarterly Financial Information (page 46)

Report of Independent Auditors (page 49)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is information as of March 7, 2001 regarding the executive officers of the Company:

Name	Age	Principal Occupation During the Past Five Years
Summerfield K. Johnston, Jr.	68	Chairman of the Board of Directors since October 1997
and Chief Executive Officer of the Company since
January 2000. He was Vice Chairman of the Board from
December 1991 to October 1997, and Chief Executive
		Officer from December 1991 until April 1998.

John R. Alm	55	President since January 2000 and Chief Operating
Officer since October 1999. He was Executive Vice
President and Principal Operating Officer from April 1999
to October 1999. He was Executive Vice President and
Chief Financial Officer from October 1997 until April
1999. He was Senior Vice President and Chief Financial
Officer of the Company from December 1991 to October
		1997.

Margaret F. Carton	43	Vice President, Information Systems since February
2000. She was Vice President, Investor Relations and
Planning from October 1996 to February 2000. She
served as Director, Investor Relations from 1990 to
		October 1996.

Michael P. Coghlan	45	Vice President, Controller, and Principal Accounting
Officer of the Company since December 1998. He had
been Chief Financial Officer of the Company’s Eastern
Group since October 1996. Prior to that, he had served
as the Company’s Vice President and Director of Internal
		Audit (January 1996 until October 1996).

John H. Downs, Jr.	44	Senior Vice President, Public Affairs of the Company since December 1999. He was Vice President, Public Affairs from 1989 to December 1999.

Norman P. Findley	56	Executive Vice President, Marketing since January 2000.
He was Executive Vice President of Business
Development from October 1999 to January 2000. He
had been Executive Vice President and Principal
Operating Officer from April 1999 until October 1999. He
was Senior Vice President of the Company from
December 1995 until October 1999, and European
		Group President from July 1996 until October 1999.

Robert F. Gray	53	Senior Vice President, Operations and Capital Planning
since February 2000. He was Vice President and Chief
Financial Officer, European Group, from July 1996 until
February 2000. Prior to that he served as Vice President,
		Information Systems from February 1992 until July 1996.
Name	Age	Principal Occupation During the Past Five Years
Shaun B. Higgins	51	Vice President, and President of the European Group since
October 2000. From January 1999 until October 2000 he was
Group Vice President in the Company’s Eastern North America
Group, responsible for New York and New England. He was
Division Vice President and General Manager for the New York
Division from October 1997 to January 1999. He served as
Executive Vice President and Chief Operating Officer of
		Coca-Cola Beverages Ltd. from 1995 until 1997.

William A. Holl	43	Vice President, and President of the Eastern North America
Group since January 2000. He was Group Vice President of the
Eastern North America Group from August 1997 to January
2000. Prior to that he was Vice President and General Manager
		for the Northeast Region from January 1996 until August 1997.

Summerfield K. Johnston, III	47	Executive Vice President, Strategic Planning since February
2000. He was Senior Vice President of the Company from
December 1995 to January 2000 and Eastern North America
Group President from July 1996 to January 2000. He was Vice
President, Regional Operations from July 1993 to December
		1995.

Lowry F. Kline	60	Vice Chairman of the Company since April 2000; before that he had been Executive Vice President and Chief Administrative
Officer since April 1999. He was Executive Vice President and
General Counsel from October 1997 until July 1999. He was
Senior Vice President and General Counsel from February
1996 to October 1997, and General Counsel of the Company
since December 1991. He was a partner in the law firm of
Miller & Martin LLP, Chattanooga, Tennessee, from 1970 until
		1996.

Patrick J. Mannelly	46	Senior Vice President and Chief Financial Officer since
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
1997. Prior to that, from April 1993 to July 1996, he was Vice
President and General Manager for the Los Angeles division of
		the Western North America Group.

Daniel G. Marr	48	Senior Vice President and Chief Customer Officer since January 2000. He was Vice President, Marketing from January 1996 until January 2000.

Name	Age	Principal Occupation During the Past Five Years
Vicki R. Palmer	47	Senior Vice President, Treasurer and Special Assistant to the Chief Executive Officer of the Company since December 1999. She was Vice President and Treasurer from December 1993 until December 1999.

John R. Parker, Jr.	50	Senior Vice President and General Counsel of the Company since
December 1999. He became Vice President in April 1999 and
General Counsel in July 1999. He served as General Counsel for the Company’s European Group from October 1996 until April
1999. In 1995, he served as division counsel for the Nordic and
		Northern Eurasia Division of The Coca-Cola Company.

Gary P. Schroeder	55	Senior Vice President, Bottler Relations since January 2000. He was Senior Vice President of the Company and Western North
America Group President from July 1996 until January 2000. He was Vice President, Regional Operations of the Company from
		December 1994 to July 1996.

G. David Van Houten, Jr.	51	Senior Vice President, and President of the Western North
America Group since January 2000. He had been a Senior Vice
President of the Company since December 1995 and was Central
North America Group President from July 1996 until January
		2000.

        Summerfield K. Johnston, Jr. is the father of Summerfield K. Johnston, III. The officers of the Company are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board of Directors at any time.

        Information about the directors of the Company is in “Election of Directors — Information Concerning the Nominees and the Incumbent Directors” on pages 6 through 9 of the Company’s 2001 Proxy Statement and is incorporated into this report by reference. Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s executive officers and directors, persons who own more than ten percent of the Company’s common stock, and their affiliates who are required to comply with such reporting requirements, is in “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” on page 17 of the Company’s 2001 Proxy Statement, and is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        Information about director compensation is in “Election of Directors — Compensation of Directors” on pages 12 and 13 of the Company’s 2001 Proxy Statement, and information about executive compensation is in “Executive Compensation” on pages 17 through 24 of the Company’s 2001 Proxy Statement, all of which is incorporated into this report by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information about ownership of the Company’s common stock by certain persons is in “Principal Shareowners” and “Election of Directors — Security Ownership of Directors and Officers” on page 4 and pages 13 through 16, respectively, of the Company’s 2001 Proxy Statement, all of which is incorporated into this report by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information about certain transactions between the Company, The Coca-Cola Company and their affiliates and certain other persons is in “Certain Relationships and Related Transactions” on pages 25 through 27 of the Company’s 2001 Proxy Statement, all of which is incorporated into this report by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) (1) Financial Statements.    The following consolidated financial statements of the Company and subsidiaries, included in the Company’s Annual Report to Shareowners for the year ended December 31, 2000, are incorporated by reference into Part II, Item 8 of this report:

Consolidated Statements of Income — Years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows — Years ended December 31, 2000, 1999 and 1998.

Consolidated Balance Sheets — December 31, 2000 and 1999.

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 2000, 1999 and 1998.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(2) Financial Statement Schedules. The following report of independent auditors and financial statement schedule of the Company and its subsidiaries is included in this report on the page indicated:

Report of Independent Auditors	F-2

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 31, 2000, 1999 and 1998	F-3

        All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

        (3) Exhibits.

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
(The Company’s Current, Quarterly, and Annual
Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
the Company’s Registration Statements have the
file numbers noted wherever such statements are
identified in the exhibit listing)

3.1	—	Restated Certificate of Incorporation of
Coca-Cola Enterprises (restated as of
April 15, 1992) as amended by
Certificate of Amendment dated
April 21, 1997 and by Certificate
		Amendment dated April 26, 2000.	Exhibit 3 to the Company’s Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

3.2	—	Bylaws of Coca-Cola Enterprises, as amended through July 18, 2000.	Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000.

4.1	—	Indenture dated as of July 30, 1991,
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
Company’s Current Report on Form 8-K
(Date of Report: July 22, 1997); Exhibit
4.3 to the Company’s Current Report on
Form 8-K (Date of Report: July 22, 1997);
Exhibit 4.01 to the Company’s Current
Report on Form 8-K (Date of Report:
December 2, 1997); Exhibit 4.01 to the
Company’s Current Report on Form 8-K

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
(The Company’s Current, Quarterly, and Annual
Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
the Company’s Registration Statements have the
file numbers noted wherever such statements are
identified in the exhibit listing)

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
The Chase Manhattan Bank formerly known
as Chemical Bank, as issuing and paying
agent, including as Exhibit B thereto the form
of Medium-Term Note issuable thereunder.	Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

4.3	—	Programme Agreement dated 9th
March 1999 in respect of a U.S.
$3,000,000,000 Euro Medium Term
Note Programme, between and among
Coca-Cola Enterprises, as issuer and
guarantor, Coca-Cola Enterprises Great
Britain plc, as issuer, and ABN AMRO
Bank N.V., Banque Lehman Brothers S.A.,
Banque Nationale de Paris, Credit Suisse
First Boston, Deutsche Bank, HSBC
Markets, Lehman Brothers, Morgan Stanley
Dean Witter, Salomon Smith Barney
International, SG Investment Banking and
Warburg Dillon Read, as Dealers.	Exhibit 4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

10.1	—	1986 Stock Option Plan of Coca-Cola Enterprises, As Amended through February 12, 1991.*	Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
(The Company’s Current, Quarterly, and Annual
Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
the Company’s Registration Statements have the
file numbers noted wherever such statements are
identified in the exhibit listing)

10.2	—	Form of Stock Option Agreement between Coca-Cola Enterprises and certain of its officers.*	Exhibit 10.5 to the Company’s Registration Statement on Form S-1, No. 33-9447.

10.3	—	1986 Restricted Stock Award Plan of Coca-Cola Enterprises, As Amended February 16, 1988.*	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

10.4	—	Coca-Cola Enterprises 1991 Stock Option Plan, As Amended and Restated through February 18, 1992.*	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10.5	—	Coca-Cola Enterprises 1994 Stock Option Plan.*	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 33-53221.

10.6	—	Coca-Cola Enterprises 1995 Stock Option Plan.*	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 33-58699.

10.7	—	Coca-Cola Enterprises 1995 Restricted Stock Award Plan (As Amended and Restated Effective January 2, 1996).*	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,1996.

10.8	—	Coca-Cola Enterprises 1995 Stock Option Plan (As Amended and Restated Effective January 2, 1996).*	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.9	—	Coca-Cola Enterprises 1997 Stock Option Plan.*	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.10	—	Coca-Cola Enterprises Inc. 1999 Stock Option Plan.*	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.11	—	Coca-Cola Enterprises Inc. Long-Term Incentive Plan (Effective January 1, 1998).*	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.12	—	Coca-Cola Enterprises Executive Pension Plan (Effective January 1, 1996).*	Exhibit 10.16 to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.13	—	1991 Amendment and Restatement of the Coca-Cola Enterprises Supplemental Retirement Plan (As Amended Effective July 1, 1993).*	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.14	—	Form of Stock Option Agreements between Coca-Cola Enterprises and certain of its directors.*	Exhibit 10.36 to the Company’s Registration Statement on Form S-1, No. 33-9447.

10.15	—	Employment Agreement between Coca-Cola Enterprises and Summerfield K. Johnston, Jr., effective April 17, 1998.*	Exhibit 10.19 to the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 1998.

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
(The Company’s Current, Quarterly, and Annual
Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
the Company’s Registration Statements have the
file numbers noted wherever such statements are
identified in the exhibit listing)

10.16	—	1993 Amendment and Restatement of Deferred Compensation Agreement between Johnston Coca-Cola Bottling Group and John R. Alm as of April 30, 1993.*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.17	—	Coca-Cola Enterprises Inc. Deferred Compensation Plan for Non-Employee Director Compensation (As Amended and Restated Effective January 1, 1998).*	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 333-47353.

10.18	—	1997 Director Stock Option Plan.*	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.19	—	Coca-Cola Enterprises Inc. Stock Deferral Plan (Effective July 1, 1998).*	Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.20	—	Coca-Cola Enterprises Inc. Executive Management Incentive Plan (effective January 1, 2000).*	Filed herewith.

10.21	—	Coca-Cola Enterprises Inc. Long-Term Incentive Plan (effective January 1, 2000).*	Filed herewith.

10.22	—	Tax Sharing Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Registration Statement on Form S-1, No. 33-9447.

10.23	—	Registration Rights Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.3 to the Company’s Registration Statement on Form S-1, No. 33-9447.

10.24	—	Registration Rights Agreement dated as of December 17, 1991 among Coca-Cola Enterprises, The Coca-Cola Company and certain stockholders of Johnston Coca-Cola Bottling Group named therein.	Exhibit 10 to the Company’s Current Report on Form 8-K (Date of Report: December 18, 1991).

10.25	—	Form of Bottle Contract, as amended.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

10.26	—	Sweetener Sales Agreement—Bottler between The Coca-Cola Company and various Company bottlers, dated July 10, 1997.	Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.27	—	Can Supply Agreement, dated as of January 1, 1999, between American National Can Company and Coca-Cola Enterprises.**	Exhibit 10.1 to the Company’s Quarterly
Report on Form 10-Q filed by American
National Can Group, Inc. with the
Securities and Exchange Commission
under File No. 1-15163, for the period
ended September 30, 1999.

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
(The Company’s Current, Quarterly, and Annual
Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
the Company’s Registration Statements have the
file numbers noted wherever such statements are
identified in the exhibit listing)

10.28	—	Share Repurchase Agreement dated January 1, 1991 between The Coca-Cola Company and Coca-Cola Enterprises.	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.29	—	Form of Bottler’s Agreement.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.30	—	Supplemental Agreement with effect from
October 6, 2000 among The Coca-Cola
Company, The Coca-Cola Export
Corporation, Bottling Holdings (Netherlands)
B.V., Coca-Cola Enterprises Belgium,
Coca-Cola Entreprise, Coca-Cola
Enterprises Nederland B.V., Coca-Cola
Enterprises Limited, and La Société de
		Boissons Gazeuses de la Côte d’Azur, S.A.	Filed herewith.

12	—	Statement re computation of ratios.	Filed herewith.

13	—	2000 Annual Report to Shareowners (Pages 22 to 51).	Filed herewith.

21	—	Subsidiaries of the Registrant.	Filed herewith.

23	—	Consent of Independent Auditors.	Filed herewith.

24	—	Powers of Attorney.	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c).

** The filer has requested confidential treatment with respect to portions of this document.

(b) Reports On Form 8-K

        The Company filed the following current reports on Form 8-K during the fourth quarter of 2000:

Date of Report	Description

October 17, 2000	Unaudited Condensed Consolidated Statements of Income
and Balance Sheet, reporting the Company’s results of
operations for the third quarter and first nine months of
2000, its financial position as of September 29, 2000, and
other key financial information (filed October 23, 2000).

December 7, 2000	Announcing volume and operating performance expectations for fourth quarter 2000 and 2001 (filed December 12, 2000).

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
Summerfield K. Johnston, Jr.
Chairman and Chief Executive Officer

Date: March 14, 2001

        Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUMMERFIELD K. JOHNSTON, JR. (Summerfield K. Johnston, Jr.)	Chairman, Chief Executive Officer, and a Director (principal executive officer)	March 14, 2001

/s/ PATRICK J. MANNELLY (Patrick J. Mannelly)	Senior Vice President and Chief Financial Officer (principal financial officer)	March 14, 2001

/s/ MICHAEL P. COGHLAN (Michael P. Coghlan)	Vice President, Controller, and Principal Accounting Officer (principal accounting officer)	March 14, 2001

* (Howard G. Buffett)	Director	March 14, 2001

* (James E. Chestnut)	Director	March 14, 2001

* (John L. Clendenin)	Director	March 14, 2001

* (Johnnetta B. Cole)	Director	March 14, 2001

* (J. Trevor Eyton)	Director	March 14, 2001

* (Joseph R. Gladden, Jr.)	Director	March 14, 2001
Signature	Title	Date

* (L. Phillip Humann)	Director	March 14, 2001

* (John E. Jacob)	Director	March 14, 2001

* (Robert A. Keller)	Director	March 14, 2001

* (Lowry F. Kline)	Director	March 14, 2001

* (Jean-Claude Killy)	Director	March 14, 2001

* (Scott L. Probasco, Jr.)	Director	March 14, 2001

/s/ JOHN R. PARKER, JR. *By: John R. Parker, Jr. Attorney-in-Fact

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Auditors		F-2

Schedule II —	Valuation and Qualifying Accounts for the fiscal years ended December 31, 2000, 1999, and 1998	F-3

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
January 22, 2001

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COCA-COLA ENTERPRISES INC.
(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
	Balance at Beginning of Period	ADDITIONS			Deductions — Describe		Balance at End of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts — Describe
Fiscal Year Ended:
December 31, 2000
Allowance for losses on trade accounts	$62	$ 8	$6	(a)	$14	(b)	$62
Valuation allowance for deferred tax assets	121	7	0		20	(c)	108

December 31, 1999
Allowance for losses on trade accounts	$57	$18	$6	(a)	$19	(b)	$62
Valuation allowance for deferred tax assets	205	3	0		87	(c)	121

December 31, 1998
Allowance for losses on trade accounts	$58	$11	$4	(a)	$16	(b)	$57
Valuation allowance for deferred tax assets	246	8	0		49	(c)	205

(a)	Amounts principally represent allowances for losses on trade accounts of acquired companies at date of acquisition and, for all periods, includes recoveries of amounts previously charged off.
(b) Charge off of uncollectible accounts.
(c)	Write-off, reversal and expiration of certain components of the valuation allowance for deferred tax assets.