Form 10-Q
period 2001-03-30
COCA COLA ENTERPRISES INC
filed 2001-05-01
CIK 804055

                        [COCA-COLA ENTERPRISES INC. LOGO]



                                    FORM 10-Q


                                QUARTERLY REPORT


                      FOR THE QUARTER ENDED MARCH 30, 2001


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

                for the quarterly period ended March 30, 2001

                                       or

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-09300

                        [COCA-COLA ENTERPRISES INC LOGO]

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

      420,245,414 SHARES OF $1 PAR VALUE COMMON STOCK AS OF APRIL 26, 2001

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                        FOR QUARTER ENDED MARCH 30, 2001



                                      INDEX


                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations for the Quarters
          ended March 30, 2001 and March 31, 2000..........................   1

        Condensed Consolidated Balance Sheets as of March 30, 2001
          and December 31, 2000............................................   2

        Condensed Consolidated Statements of Cash Flows for the Quarters
          ended March 30, 2001 and March 31, 2000..........................   4

        Notes to Condensed Consolidated Financial Statements...............   5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  12

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................  19

Item 6. Exhibits and Reports on Form 8-K...................................  20

Signatures.................................................................  21

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)



                                                            QUARTER ENDED
                                                       -----------------------
                                                       MARCH 30,     MARCH 31,
                                                         2001          2000
                                                       ---------     ---------

NET OPERATING REVENUES..............................    $ 3,352       $ 3,293
Cost of sales.......................................      2,068         2,012
                                                        -------       -------

GROSS PROFIT........................................      1,284         1,281
Selling, delivery, and administrative expenses......      1,219         1,137
                                                        -------       -------

OPERATING INCOME....................................         65           144
Interest expense, net...............................        191           196
Other nonoperating income, net......................         --            (1)
                                                        -------      --------

LOSS BEFORE INCOME TAXES............................       (126)          (51)
Income tax benefit..................................        (42)          (17)
                                                        -------      --------

NET LOSS............................................        (84)          (34)
Preferred stock dividends...........................          1             1
                                                        -------       -------

NET LOSS APPLICABLE TO COMMON SHAREOWNERS...........    $   (85)      $   (35)
                                                        =======       =======

BASIC AND DILUTED NET LOSS PER SHARE APPLICABLE TO
 COMMON SHAREOWNERS.................................    $ (0.20)      $ (0.08)
                                                        =======       =======

DIVIDENDS PER SHARE APPLICABLE TO COMMON
 SHAREOWNERS........................................    $  0.04       $  0.04
                                                        =======       =======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                        MARCH 30,   DECEMBER 31,
                           ASSETS                         2001         2000
                                                       -----------  -----------
                                                       (Unaudited)
CURRENT
 Cash and cash investments, at cost approximating
  market............................................     $    97      $   294
 Trade accounts receivable, less allowance reserves
  of $64 and $62, respectively......................       1,343        1,297
 Inventories:
   Finished goods...................................         466          408
   Raw materials and supplies.......................         217          194
                                                         -------      -------
                                                             683          602
 Prepaid expenses and other current assets..........         386          438
                                                         -------      -------
   Total Current Assets.............................       2,509        2,631

PROPERTY, PLANT, AND EQUIPMENT
  Land..............................................         370          364
  Buildings and improvements........................       1,507        1,470
  Machinery and equipment...........................       7,892        7,704
                                                         -------      -------
                                                           9,769        9,538
  Less allowances for depreciation..................       4,282        4,059
                                                         -------      -------
                                                           5,487        5,479
  Construction in progress..........................         300          304
                                                         -------      -------
    Net Property, Plant, and Equipment..............       5,787        5,783

FRANCHISES AND OTHER NONCURRENT ASSETS, NET.........      13,818       13,748
                                                         -------      -------

                                                         $22,114      $22,162
                                                         =======      =======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                        MARCH 30,   DECEMBER 31,
        LIABILITIES AND SHAREOWNERS' EQUITY               2001         2000
                                                       ----------   ------------
                                                       (Unaudited)
CURRENT
  Accounts payable and accrued expenses ............    $ 2,022       $ 2,321
  Current portion of long-term debt ................      1,043           773
                                                        -------       -------
    Total Current Liabilities ......................      3,065         3,094

LONG-TERM DEBT, LESS CURRENT MATURITIES ............     10,387        10,348

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
  LONG-TERM OBLIGATIONS ............................      1,112         1,112

LONG-TERM DEFERRED INCOME TAX LIABILITIES ..........      4,755         4,774

SHAREOWNERS' EQUITY
  Preferred stock ..................................         44            44
  Common stock, $1 par value - Authorized -
    1,000,000,000 shares; Issued - 450,470,064 and
    449,730,126 shares, respectively ...............        450           450
  Additional paid-in capital .......................      2,688         2,673
  Reinvested earnings ..............................        511           613
  Accumulated other comprehensive income (loss) ....       (174)         (230)
  Common stock in treasury, at cost - 32,051,151
    and 31,661,536 shares, respectively ............       (724)         (716)
                                                        -------       -------
    Total Shareowners' Equity ......................      2,795         2,834
                                                        -------       -------

                                                        $22,114       $22,162
                                                        =======       =======

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)


                                                            QUARTER ENDED
                                                         ---------------------
                                                         MARCH 30,   MARCH 31,
                                                           2001        2000
                                                         ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss ...........................................    $ (84)      $ (34)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation .....................................      213         204
    Amortization .....................................      113         114
    Deferred income tax benefit ......................      (57)        (39)
    Net changes in current assets and current
      liabilities ....................................     (375)       (339)
    Other ............................................      (10)         59
                                                          -----       -----
  Net cash used in operating activities ..............     (200)        (35)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in capital assets ......................     (157)       (205)
  Fixed asset disposals ..............................        1           6
  Other investing activities .........................      (12)         (4)
                                                          -----       -----
  Net cash used in investing activities ..............     (168)       (203)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in commercial paper ...................      152          22
  Issuance of long-term debt .........................      153         374
  Payments on long-term debt .........................     (133)       (194)
  Stock purchases for treasury .......................       (8)        (63)
  Cash dividend payments on common and preferred stock       (1)         (1)
  Exercise of employee stock options .................        8           4
  Cash received on currency hedges ...................       --          36
                                                          -----       -----
  Net cash derived from financing activities .........      171         178
                                                          -----       -----

NET DECREASE IN CASH AND CASH INVESTMENTS ............     (197)        (60)
  Cash and cash investments at beginning of period ...      294         141
                                                          -----       -----

CASH AND CASH INVESTMENTS AT END OF PERIOD ...........    $  97       $  81
                                                          =====       =====


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. ("the Company") Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - SEASONALITY OF BUSINESS

Operating results for the first quarter ended March 30, 2001 are not indicative of results that may be expected for the year ending December 31, 2001 because of business seasonality. Business seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

NOTE C - INCOME TAXES

The Company's effective tax rates for the first quarters of 2001 and 2000 were 33% and 34%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                             QUARTER ENDED
                                                         -----------------------
                                                         MARCH 30,     MARCH 31,
                                                           2001          2000
                                                         ---------     ---------
U.S. federal statutory benefit........................     $(44)         $(18)
State benefit, net of federal expense.................       (2)           (1)
Taxation of European and Canadian operations, net.....        8             2
Valuation allowance provision.........................       (1)           --
Nondeductible items...................................       (2)           (1)
Other, net............................................       (1)            1
                                                           ----          ----
                                                           $(42)         $(17)
                                                           ====          ====

                          COCA-COLA ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE D - LONG-TERM DEBT

Long-term debt balances, with current maturities, summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                       MARCH 30,   DECEMBER 31,
                                                         2001         2000
                                                       --------    ------------
U.S. commercial paper (weighted average rates of
  5.2% and 6.6%) ...................................   $ 1,576       $ 1,409
Canadian dollar commercial paper (weighted average
  rates of 5.1% and 5.9%) ..........................       275           285
Canadian dollar notes due 2001 - 2009 (weighted
  average rates of 5.7% and 6.0%)(A) ...............       766           672
Notes due 2001 - 2037 (weighted average rate
  of 6.9%) .........................................     2,123         2,115
Debentures due 2012 - 2098 (weighted average rate
  of 7.4%) .........................................     3,782         3,800
8.35% zero coupon notes due 2020 (net of
  unamortized discount of $499 and $501,
  respectively) ....................................       131           128
Euro notes due 2001 - 2021  (weighted average rates
  of 6.3% and 6.4%)(B) .............................     2,340         2,277
Various foreign currency debt ......................       251           276
Additional debt ....................................       111           109
                                                       -------       -------
  Long-term debt including effect of net asset
    positions of currency swaps.....................    11,355        11,071
  Net asset positions of currency swap
    agreements(C)...................................        75            50
                                                       -------       -------
                                                       $11,430       $11,121
                                                       =======       =======

(A) In the first quarter of 2001, the Company issued $79 million in notes due 2001-2003 with a weighted average interest rate of 5.2% under its Canadian Medium Term Note Program.

(B) In the first quarter of 2001, the Company issued $255 million of 6.5% notes due 2016 under its Euro Medium Term Note Program in exchange for euro notes due 2013.

(C) The net asset positions of currency swap agreements are included in the balance sheet as assets.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to March 30, 2001 are as follows (in millions): 2002 - $1,043; 2003 - $1,375; 2004 - $2,146; 2005 - $462; and 2006 - $364.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE D - LONG-TERM DEBT (CONTINUED)

The Company has domestic and international credit facilities to support its commercial paper programs and other borrowings as needed. At March 30, 2001 and December 31, 2000, the Company had $110 million and $128 million, respectively, of short-term borrowings outstanding under these credit facilities. At March 30, 2001 and December 31, 2000, the Company had $2.8 billion and $2.7 billion, respectively, of amounts available under domestic and international credit facilities.

At March 30, 2001 and December 31, 2000, approximately $2.1 billion and $2.0 billion, respectively, of borrowings due in the next 12 months were classified as maturing after one year due to the Company's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At March 30, 2001 and December 31, 2000, the Company had available for issuance approximately $2.7 billion in registered debt securities under a registration statement with the Securities and Exchange Commission. At March 30, 2001 and December 31, 2000, the Company had available for issuance approximately $0.5 billion in debt securities under a Euro Medium Term Note Program, and at March 30, 2001 and December 31, 2000, the Company had approximately $0.6 billion available for issuance under a Canadian Medium Term Note Program.

The credit facilities and outstanding notes and debentures contain various provisions that, among other things, require the Company to maintain a defined leverage ratio and limit the incurrence of certain liens or encumbrances in excess of defined amounts. These requirements currently are not, and it is not anticipated they will become, restrictive to the Company's liquidity or capital resources.

NOTE E - STOCK-BASED COMPENSATION PLANS

The Company granted approximately 15.5 million service-vested stock options to certain executive and management level employees during the first quarter of 2001. These options vest over a period of up to four years and expire ten years from the date of grant. Of the total options granted, 12.1 million were granted at an exercise price equal to the fair market value of the stock on the grant date, and 3.4 million were granted at exercise prices in excess of fair market value at the grant date.

The Company granted 236,000 restricted stock shares to certain key employees of the Company during the first quarter of 2001. These awards vest upon continued employment for a period of four years.

An aggregate of 700,000 shares of common stock were issued during the first quarter of 2001 from the exercise of stock options.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE F - PREFERRED STOCK

In connection with the acquisition of The Coca-Cola Bottling Company of Bellingham and the acquisition of Great Plains Bottlers and Canners, Inc., the Company issued 96,900 shares of $1 par value voting convertible preferred stock ("Bellingham series") and issued 401,528 shares of $1 par value voting convertible preferred stock ("Great Plains series"). The Bellingham series must be converted no later than June 30, 2001, and the Great Plains series must be converted no later than August 7, 2003. As of March 30, 2001, 26,900 shares of Bellingham series have been converted into 122,636 shares of common stock and 35,000 shares of Great Plains series have been converted into 154,778 shares of common stock from treasury.

NOTE G - SHARE REPURCHASES

Under the April 1996 share repurchase program authorizing the repurchase of up to 30 million shares, the Company can repurchase shares in the open market and in privately negotiated transactions. In the first quarter of 2001, the Company repurchased approximately 400,000 shares of common stock for an aggregate purchase price of approximately $8.4 million. A total of 26.7 million shares have been repurchased under the program since its inception. In October 2000, the Company's Board of Directors authorized the repurchase of up to an additional 30 million shares upon completion of the current program.

Management considers market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes including acquisition financing and the funding of various employee benefit and compensation plans.

NOTE H - DERIVATIVES

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires the recognition of all derivative instruments on the balance sheet at fair value. The adoption of SFAS No. 133 did not have a significant impact on the Statement of Operations or Net Loss for the quarter.

The Company uses interest rate swap agreements and other risk management instruments to manage the fluctuation of interest expense on the Company's fixed/floating debt portfolio. The Company also uses currency swap agreements, forward agreements, options, and other risk management instruments to minimize the impact of exchange rate fluctuations on the Company's non-functional currency cash flows and to protect the value of the Company's net investments in foreign operations.

The hedges entered into by the Company can be categorized as fair value, cash flow, or net investment hedges. The Company enters into fair value hedges to mitigate exposure to changes in the fair value of fixed rate debt resulting from fluctuations in interest rates. Effective changes in the fair values of designated and qualifying fair value hedges are recognized in earnings as offsets to changes in the fair value of the related hedged liabilities. At adoption and during the first quarter, there was no ineffectiveness related to fair value hedges.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE H - DERIVATIVES (CONTINUED)

The Company enters into cash flow hedges to mitigate exposure to changes in the cash flows attributable to certain forecasted transactions such as international raw material purchases and payments on certain foreign currency debt obligations. Changes in the fair value of cash flow hedging instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income are then subsequently reversed to earnings in the same periods the forecasted purchases or payments affect earnings. Changes in fair value from ineffectiveness of cash flow hedges are recognized in income currently. The amount of ineffectiveness from cash flow hedges at adoption and during the quarter was not significant.

The Company recognized a charge, net of tax, of approximately $26 million in accumulated other comprehensive income during the first quarter from the adoption of SFAS No. 133. At March 30, 2001, the Company anticipates that approximately $7 million of deferred losses related to cash flow hedges of forecasted international raw materials purchases will be reversed out of accumulated other comprehensive income on a net-of-tax basis and recognized in earnings over the next 12 months.

The Company enters into certain nonfunctional currency borrowings to hedge net investments in international subsidiaries. During first quarter 2001, the net amount recorded in accumulated comprehensive income related to these borrowings was a loss of approximately $46 million.

NOTE I - COMPREHENSIVE INCOME (LOSS)

The following table (in millions) presents a reconciliation of comprehensive income (loss), comprised of net loss and other adjustments. Other adjustments to comprehensive income (loss) may include minimum pension liability adjustments, currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, unrealized gains and losses on certain investments in debt and equity securities, and changes in the fair value of certain derivative financial instruments which qualify as cash flow hedges. The Company provides income taxes on currency items, except for income taxes on the impact of currency translations, as earnings from international subsidiaries are considered to be indefinitely reinvested.

                                                            QUARTER ENDED
                                                       ----------------------
                                                        MARCH 30,   MARCH 31,
                                                          2001         2000
                                                       ----------   ---------
Net loss ...........................................    $   (84)     $   (34)
Currency items, including tax effects of net
  investment hedges ................................         44          (29)
Unrealized gain on securities, net of tax ..........          1            2
Unrealized gain on cash flow hedges, net of tax ....         36           --
Reclassifications into earnings for cash flow
  hedges, net of tax ...............................          1           --
Cumulative effect of adopting SFAS 133, net of
  tax ..............................................        (26)          --
                                                        -------      -------
Net adjustments to accumulated comprehensive
  income (loss) ....................................         56          (27)
                                                        -------      -------

Comprehensive income (loss) ........................    $   (28)     $   (61)
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

                                                           QUARTER ENDED
                                                       -----------------------
                                                       MARCH 30,     MARCH 31,
                                                          2001         2000
                                                       ---------     ---------
Net loss ..........................................    $   (84)      $   (34)
Preferred stock dividends .........................          1             1
                                                       -------       -------
Net loss applicable to common shareowners .........    $   (85)      $   (35)
                                                       =======       =======
Basic and diluted average common shares
 outstanding ......................................        418           421
                                                       =======       =======
Basic and diluted net loss per share applicable
 to common shareowners ............................    $ (0.20)      $ (0.08)
                                                       =======       =======

NOTE K - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On March 30, 2001, the Company operated in 46 states in the United States, the District of Columbia, the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

The following presents net operating revenues for the quarters ended March 30, 2001 and March 31, 2000 and long-lived assets as of March 30, 2001 and December 31, 2000 by geographic territory (in millions):

                                      2001                        2000
                             ------------------------   ------------------------
                                 NET          LONG-         NET          LONG-
                              OPERATING       LIVED      OPERATING       LIVED
                             REVENUES (A)    ASSETS     REVENUES (A)    ASSETS
                             ------------   ---------   ------------   ---------
 North American...........     $ 2,568       $15,363      $ 2,498       $15,435
 European.................         784         4,242          795         4,096
                               -------       -------      -------       -------
 Consolidated.............     $ 3,352       $19,605      $ 3,293       $19,531
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

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE L - COMMITMENTS AND CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company has guaranteed payment of up to $286 million of indebtedness owed by these manufacturing cooperatives to third parties. At March 30, 2001, these cooperatives had approximately $164 million of indebtedness guaranteed by the Company. In addition, the Company has issued letters of credit principally under self-insurance programs aggregating approximately $156 million.

The Company's bottler in Canada, which the Company acquired in 1997, is being audited for the years 1990 through 1997 by the Canadian Customs and Revenue Agency. The authorities have raised issues that could result in an assessment of additional taxes. The bottler believes it has substantial defenses to the issues being raised. However, it is too early to predict the final outcome of this matter. If an assessment were made, the authorities by law could require as much as one-half of any amount assessed to become immediately due and payable while the bottler pursues an appeal.

The Company's bottler in California is involved in a lawsuit by current and former employees seeking damages arising principally from California wage and hour issues. The Company is unable to predict the amount of any ultimate costs under this case or the final outcome.

The Company is currently under investigation by the European Commission in various jurisdictions for alleged abuses of an alleged dominant position under
Article 82 of the EU Treaty. The Company does not believe that it has a dominant position in the relevant markets, or that its current or past commercial practices violate EU law. Nonetheless, the Commission has considerable discretion in making findings and levying fines, which are subject to judicial review. There is no established timetable for the conclusion of the investigations.

The Company is a defendant in various matters of litigation arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company's financial position, results of operations, or liquidity.

NOTE M - SUBSEQUENT EVENTS

On April 30, 2001, the Company announced the signing of a letter of intent to acquire two companies collectively known as Herb Coca-Cola. Herb Coca-Cola operates in 6 states, including Illinois, Wisconsin and New York and is the third largest United States bottler of products of The Coca-Cola Company. The total transaction value is expected to approximate $1.4 billion, consisting of approximately $1.3 billion for the bottling operations and approximately $100 million for the value of incremental tax benefits associated with the transaction. The Company anticipates funding approximately 30% of the purchase price with common stock and financing the remaining 70% through debt. The transaction is expected to close by the beginning of third-quarter 2001.

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

Our primary objective is to deliver a superior investment return to our shareowners through sustainable, profitable, long-term per capita consumption growth. Future growth is dependent on our ability to build on existing relationships with local customers and an understanding of local consumer needs with a strong commitment to superior marketplace execution.

Our marketing initiatives for 2001 include (i) more new products and  packaging,
(ii) new national media that promote our core brands, and (iii) innovative marketing strategies that take advantage of our relationship with local customers and The Coca-Cola Company. In addition to these new initiatives, we will continue to focus on community-based marketing efforts, ensuring that we market our products in ways that are relevant to local customers and communities. By developing new packaging, brands, and promotions that meet the needs of our consumers, we will enhance profitability and deliver more value to our customers, consumers, and shareowners.

OUTLOOK

We believe upcoming marketing activity and new product introductions will enable us to accelerate North American volume growth and achieve continued price realization for the remainder of 2001. Our financial results are heavily dependent on the level of North American pricing that we achieve. We believe pricing growth of 2% to 3% is realistic although retail price gaps exist in many of our markets that may limit this growth. Regardless, we will closely focus on our cost structure to balance the growth rate in operating expenses with profitable volume growth.

Our initial 2001 outlook detailed a plan to reach North American volume growth of 3% to 4% for the year. While we were unable to achieve this objective in the first quarter of 2001, we are confident that the renewed marketing efforts of The Coca-Cola Company and our own brand building efforts will result in volume growth of 3% for the remainder of 2001. We believe this level of growth will be achieved through increases in Dasani volume, new packaging and brand innovation, and cold drink channel volume increases.

Our operations in Great Britain continue to face a challenging pricing environment. However, initiatives we implemented in 2000, while having an unfavorable impact on profitability, have stabilized volume and will continue to adversely affect profitability for the foreseeable future.

Our ability to deliver our full-year profit objectives will not be clear until the summer selling period. However, it is unlikely we will be able to offset the lower than expected financial results of the first quarter and achieve our forecasted growth targets of 6% to 7% comparable cash operating profit growth and 15% to 22% comparable net income growth, excluding the effects of currency translations.

On April 30, 2001, the Company announced the signing of a letter of intent to acquire two companies collectively known as Herb Coca-Cola. Herb Coca-Cola operates in 6 states, including Illinois, Wisconsin and New York and is the third largest United States bottler of products of The Coca-Cola Company. The total transaction value is expected to approximate $1.4 billion, consisting of approximately $1.3 billion for the bottling operations and approximately $100 million for the value of incremental tax benefits associated with the transaction. The Company anticipates funding approximately 30% of the purchase price with common stock and financing the remaining 70% through debt. The transaction is expected to close by the beginning of third-quarter 2001.

Management's Discussion and Analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, was $391 million in the first quarter of 2001, 15% lower than reported first-quarter 2000 results. Operating income decreased by $79 million primarily as a result of a lack of volume growth in North America, lower than anticipated pricing growth, and increased operating costs. The consolidated average net price per case declined 1% in the first quarter of 2001 compared to the first quarter of 2000. Excluding the impact of currency translations, first-quarter 2001 net price per case increased 1 1/2%, comprised of a 2% increase in North America and no change in Europe. Net price per case is our calculated per case gross revenues from customers less discounts and allowances. Our consolidated bottle and can cost of sales per case was approximately 1% higher on a reported basis and 4% higher on a currency-neutral basis in the first quarter of 2001 compared to the first quarter of 2000.

Our net loss applicable to common shareowners was $85 million, or a loss of $0.20 cents per common share, compared to a loss of $0.08 per share for the first quarter of 2000. Our operating results in the first quarter of each year reflect the seasonality of our business. Our unit sales traditionally are higher in the hotter months during the second and third quarters and costs such as interest, depreciation and amortization are not as significantly impacted by business seasonality.

Cold drink volume growth in North America slowed to 1 1/2% in the first quarter of 2001. We believe a large portion of this slowdown was related to harsh weather in the early part of the quarter and a more balanced approach to school contracts. We expect growth will improve as we move into the summer months. While we remain optimistic about the potential for cold drink growth, we are reviewing very closely the future growth rates in this segment to insure that the assets and infrastructure directed at this part of our business are earning optimal rates of return.

European volume results for the first quarter of 2001 exceeded our expectations, with volume growth of 6 1/2% overall. Both Great Britain and our other European territories are realizing gains from the introduction of new brands and packages, as well as our ongoing cold drink investment program.

Cash Operating Profit ("COP") is used as an indicator of operating performance and not as a replacement of measures such as cash flows from operating activities and operating income as defined and required by GAAP. COP is similar to EBITDA (earnings before interest, taxes, depreciation, and amortization), a financial measure of the investment community. All per case amounts are calculated on physical cases.

NET OPERATING REVENUES AND COST OF SALES

The Company's first-quarter 2001 net operating revenues increased 2% to approximately $3.4 billion, reflecting the impact of improved volume, package mix shifts and pricing efforts. The revenue split between our North American and European operations was 77% and 23%, respectively.

Average bottle and can net price per case declined 1% in the first quarter of 2001 compared to the first quarter of 2000. Excluding the impact of currency translations, first-quarter 2001 net price per case increased 1 1/2%, comprised of a 2% increase in North America and no change in Europe.

Bottle and can cost of sales per case increased 1% from the first quarter of 2000 to the first quarter of 2001. Excluding the impact of foreign currency translation comparisons between quarters, the cost of sales per case increase would have been 4%. This increase results from increases in packaging material cost, increases in utility costs, increases in ingredient costs and a shift to higher cost PET packages. Ingredient costs are impacted by the increase in carbonated beverage concentrate costs for full-year 2001 of approximately 2 1/2% in North America and 3 1/2% in Europe.

VOLUME

Comparable and reported volume results adjusted for acquisitions completed in 2000 are shown in the table below:

--------------------------------------------------------------------------------
                                                             FIRST-QUARTER 2001
                                                            REPORTED/COMPARABLE
                                                                  CHANGE
--------------------------------------------------------------------------------
 Physical Case Bottle and Can Volume:
   Consolidated                                                       2%
   North American Territories                                        1/2%
   European Territories                                            6 1/2%
--------------------------------------------------------------------------------

For first-quarter 2001, non-carbonated brand volume, principally Dasani and Minute Maid juices, increased substantially on a consolidated basis. Diet Coke volume grew approximately 3%, and Fanta volume was up significantly as a result of strong European growth and a partial reintroduction of the brand in the United States. Coca-Cola classic and Sprite volume declined slightly. Our 500ML PET packaging volume (a primary Dasani water package) grew nearly 40% in the first quarter of 2001 over the first quarter of 2000.

PER SHARE DATA

For first-quarter 2001, our basic and diluted net loss from operations was $0.20 per common share compared to the first-quarter 2000 net loss of $0.08 per common share. The loss per share for first-quarter 2001 was unfavorably impacted by lower than expected volume growth, higher ingredient costs and increased operating costs.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In first-quarter 2001, consolidated selling, delivery, and administrative expenses as a percentage of net operating revenues increased to 36.4% from first-quarter 2000 results of 34.5%. This increase was primarily a result of higher infrastructure costs in expectation of increased volume. We will closely monitor these infrastructure expenditures over the remainder of 2001 to ensure volume supports the level of spending, and such spending generates an acceptable rate of return.

INTEREST EXPENSE

First-quarter 2001 net interest expense decreased slightly from reported first-quarter 2000 levels due to a lower average debt balance. The weighted average interest rate for first-quarter 2001 was 6.8% compared to 6.6% and 6.8% for first-quarter and full-year 2000, respectively.

INCOME TAXES

The Company's effective tax rates for the first quarter of 2001 and 2000 were 33% and 34%, respectively. The effective tax rate before non-recurring items for full-year 2000 was 33%. The Company's first-quarter 2001 effective tax rate reflects the expected full-year 2001 pretax earnings combined with the beneficial tax impact of certain international operations. Our effective tax rate for the remainder of 2001 is dependent upon operating results and may change if the results for the year are different from current expectations.

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

For long-term financing needs, we had available at March 30, 2001 (i) $2.7 billion in registered debt securities for issuance under a registration statement with the Securities and Exchange Commission, (ii) $0.5 billion in debt securities under a Euro Medium Term Note Program, and (iii) $0.6 billion in debt securities under a Canadian Medium Term Note Program.

We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. At March 30, 2001, we had approximately $2.8 billion available for future borrowings under these facilities. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of first-quarter 2001, the Company's debt portfolio was 75% fixed rate debt and 25% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments decreased $197 million during first-quarter 2001 from net cash transactions. Our primary uses of cash were for operations of approximately $200 million, long-term debt payments totaling $133 million and capital expenditures totaling $157 million. Our primary source of cash for first-quarter 2001 was proceeds from the increase in commercial paper and the issuance of long-term debt aggregating $305 million.

Operating Activities: Operating activities resulted in net cash used of $200 million during first-quarter 2001 compared to net cash used of $35 million during the first quarter of 2000.

Investing Activities: Net cash used in investing activities resulted primarily from our continued capital investments. We expect full-year 2001 capital expenditures to be approximately $1.1 billion.

Financing Activities: The Company continues to refinance portions of its short-term borrowings as they mature with short-term and long-term fixed and floating rate debt. In first-quarter 2001, the Company issued $79 million in notes under its Canadian Medium Term Note Program. In addition, the Company issued $255 million of 6.5% notes due 2016 under its Euro Medium Term Note Program in exchange for euro notes due 2013.

                               FINANCIAL CONDITION

The change in net property, plant, and equipment resulted from depreciation costs net of capital expenditures and translation adjustments. The increase in long-term debt primarily resulted from translation adjustments in excess of net debt payments.

In first-quarter 2001, changes in currencies resulted in a gain in comprehensive income of $44 million. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars affects the comparability of revenues and expenses between periods.

                         KNOWN TRENDS AND UNCERTAINTIES

EURO CURRENCY CONVERSIONS

On January 1, 1999, 11 of the 15 Member States of the European Union established fixed conversion rates between existing currencies and the European Union's common currency ("euro"). The Company conducts business in several of these Member States, and in one (the United Kingdom) that chose not to participate. The transition period for the introduction of the euro for the participating countries is January 1, 1999 through January 1, 2002, and by July 1, 2002, all national currencies for the participating countries will be replaced by the euro.

We have completed all necessary conversion processes and have begun to manage our business in euros. We will have all vending machines ready for euro coinage by the end of 2001 and we will finalize all local currency conversions in the second quarter of 2002.

As of March 30, 2001, the Company had incurred approximately $18 million in costs associated with this conversion process. The Company estimates the total cost for the project will be in the range of $23 million to $28 million, and approximately 75% of these costs will be capital costs.

The euro conversion may have long-term pricing implications by further enhancing cross-border product price transparency among the participating countries of the European Union and by changing established local currency price points. We have adjusted and continually assess our pricing and marketing strategies to ensure we remain competitive locally and in the broader European market. However, we cannot reasonably predict the long-term effects one common currency may have on pricing and costs or the resulting impact, if any, on our financial condition or results of operations. Additionally, the Company may be at risk to the extent third parties are unable to deal effectively with the impact of the euro conversion, which in turn could impact Company operations.

Based upon progress to date, the Company believes use of the euro will not have a significant impact on the manner in which it conducts business. However, due to numerous uncertainties, we cannot be assured that all issues related to the euro conversion have been identified and that any additional issues would not have a material effect on the Company's operations or financial condition.

CONTINGENCIES

The Company's bottler in Canada, which the Company acquired in 1997, is being audited for the years 1990 through 1997 by the Canadian Customs and Revenue Agency. The authorities have raised issues that could result in an assessment of additional taxes. The bottler believes it has substantial defenses to the issues being raised. However, it is too early to predict the final outcome of this matter. If an assessment were made, the authorities by law could require as much as one-half of any amount assessed to become immediately due and payable while the bottler pursues an appeal.

In June 2000, the Company and The Coca-Cola Company were found by a Texas jury to be jointly liable in a combined total amount of $15.3 million to five plaintiffs, each of whom is a distributor of competing beverage products. These distributors had sued alleging that the Company and The Coca-Cola Company engaged in unfair marketing practices. The Company is appealing the decision and believes there are substantial grounds for appeal. The complaint of four remaining plaintiffs is in discovery and has not yet gone to trial. It is impossible to predict at this time the final outcome of the Company's appeals in this matter or the ultimate costs under all of the complaints.

The Company's bottler in California is involved in a lawsuit by current and former employees seeking damages arising principally from California wage and hour issues. We are unable to predict at this time the amount of any ultimate costs under this case or the final outcome.

The Company is currently under investigation by the European Commission in various jurisdictions for alleged abuses of an alleged dominant position under
Article 82 of the EU Treaty. The Company does not believe that it has a dominant position in the relevant markets, or that its current or past commercial practices violate EU law. Nonetheless, the Commission has considerable discretion in making findings and levying fines, which are subject to judicial review. There is no set timetable for the conclusion of the investigations.

The Company has filed suit against two of its insurers to recover losses incurred in connection with the 1999 European product recall. We are unable to predict the final outcome of this action at this time.

ACCOUNTING DEVELOPMENTS

During the quarter, the Company implemented Financial Accounting Standards Board ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". The cumulative effect of adoption of these statements was a one-time, non-cash charge of approximately $26 million, net of tax, in other comprehensive income that resulted from the recognition of derivative assets and liabilities on the balance sheet based on market values. The impact on the Statement of Operations for the first quarter 2001 from adoption was not significant.

In September 1999, the FASB issued an exposure draft that would amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." This exposure draft proposes to modify the method of accounting for business combinations and addresses the accounting for intangible assets. Based on tentative decisions announced by the FASB, the Company would no longer be required to amortize franchise assets with an indefinite life. Instead, intangible assets with an indefinite life would be evaluated for impairment when a "triggering event", as defined in the exposure draft, occurs. The FASB plans to issue a final statement in June 2001.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are lower than expected volume resulting from efforts to improve pricing in the future consumption channels of our business, an inability to meet performance requirements for expected levels of marketing support payments from The Coca-Cola Company, material changes from expectations in the costs of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, an inability to meet projections for performance in newly acquired territories, potential assessment of additional taxes resulting from audits conducted by the Canadian Customs and Revenue Agency, unexpected costs or effect on European sales associated with conversion to the common European currency (the euro), unfavorable interest rate and currency fluctuations, and the impact of the final standards issued in connection with the FASB project on business combinations and amortization of intangible assets. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 48 of the Company's Annual Report for the fiscal year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareowners was held on Friday, April 20, 2001 in Wilmington, Delaware at which the following matters were submitted to a vote of the shareowners of the Company:

(a) Votes cast (common and preferred) for or withheld regarding the election/ re-election of Directors for terms expiring in:

                                                     FOR               WITHHELD
     2004
     James E. Chestnut                           375,954,852          11,022,404
     J. Trevor Eyton                             375,981,783          10,995,473
     L. Phillip Humann                           376,001,025          10,976,231

     Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

     TERM EXPIRING IN 2002                  TERM EXPIRING IN 2003
     ------------------------------------   ------------------------------------
     John L. Clendenin                      Howard G. Buffett
     Joseph R. Gladden, Jr.                 Johnnetta B. Cole
     John E. Jacob                          Jean-Claude Killy
     Summerfield K. Johnston, Jr.           Lowry F. Kline
     Robert A. Keller

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

                                                                                               BROKER
            PROPOSAL                           FOR             AGAINST          ABSTAIN       NON-VOTES
     -----------------------               -----------       ------------      ---------      ----------
     Approval of the 2001
      Stock Option Plan                    304,755,376         53,034,065      1,575,043      27,612,772
     Approval of the 2001 Restricted
      Stock Award Plan                     328,207,869         29,404,285      1,752,330      27,612,772
     Approval of the Executive
      Management Incentive Plan            364,591,377         20,728,804      1,657,075
     Ratification of the Appointment
      of Independent Auditors              384,434,652          1,235,476      1,307,128
     Shareowner's proposal to
      eliminate the election of the
      Board of Directors in classes         84,912,765        271,853,941      2,597,778      27,612,772

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

                                                                 INCORPORATED BY
 EXHIBIT                                                         REFERENCE OR
 NUMBER                     DESCRIPTION                          FILED HEREWITH
---------   -------------------------------------------------   ----------------
   3        Bylaws of Coca-Cola Enterprises  Inc. as amended    Filed Herewith
            through April 11, 2001

  12        Statements regarding computations of ratios         Filed Herewith

(b) Reports on Form 8-K: During first-quarter 2001, the Company filed the following current reports on Form 8-K:

 Date of Report                            Description
----------------    ------------------------------------------------------------
January 23, 2001    Consolidated    Statements    of   Income    and   Condensed
                    Consolidated Balance Sheet (unaudited) of the Company, reporting results of operations and financial position for fourth-quarter and full-year 2000. Report filed on January
                    25, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COCA-COLA ENTERPRISES INC.
                               (Registrant)


Date:  April 30, 2001          /s/ Patrick J. Mannelly
                               -------------------------------------------------
                               Patrick J. Mannelly
                               Senior Vice President and Chief Financial Officer


Date:  April 30, 2001          /s/ Michael P. Coghlan
                               -------------------------------------------------
                               Michael P. Coghlan
                               Vice President, Controller and
                                 Principal Accounting Officer