Form 10-Q
period 2001-06-29
COCA COLA ENTERPRISES INC
filed 2001-07-26
CIK 804055

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

                  for the quarterly period ended June 29, 2001

                                       or

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

      444,930,385 SHARES OF $1 PAR VALUE COMMON STOCK AS OF JULY 20, 2001

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                         FOR QUARTER ENDED JUNE 29, 2001


                                      INDEX



                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the Quarters
          ended June 29, 2001 and June 30, 2000............................   1

        Condensed Consolidated Statements of Income for the Six Months
          ended June 29, 2001 and June 30, 2000............................   2

        Condensed Consolidated Balance Sheets as of June 29, 2001
          and December 31, 2000............................................   3

        Condensed Consolidated Statements of Cash Flows for the Six Months
          ended June 29, 2001 and June 30, 2000............................   5

        Notes to Condensed Consolidated Financial Statements...............   6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................  14

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K...................................  22

Signatures.................................................................  23

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                            QUARTER ENDED
                                                     ---------------------------
                                                       JUNE 29,       JUNE 30,
                                                         2001           2000
                                                     ------------   ------------
NET OPERATING REVENUES ...........................      $4,105         $4,027
Cost of sales ....................................       2,545          2,483
                                                        ------         ------

GROSS PROFIT .....................................       1,560          1,544
Selling, delivery, and administrative expenses ...       1,289          1,156
                                                        ------         ------

OPERATING INCOME .................................         271            388
Interest expense, net ............................         188            200
Other nonoperating expenses, net .................          --              1
                                                        ------         ------

INCOME BEFORE INCOME TAXES .......................          83            187
Income tax expense before rate change benefit ....          14             64
Income tax rate change (benefit) .................         (46)            --
                                                        ------         ------

NET INCOME .......................................         115            123
Preferred stock dividends ........................           1              1
                                                        ------         ------

NET INCOME APPLICABLE TO COMMON SHAREOWNERS ......      $  114         $  122
                                                        ======         ======

BASIC NET INCOME PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ....................................      $ 0.27         $ 0.29
                                                        ======         ======

DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ....................................      $ 0.27         $ 0.29
                                                        ======         ======

DIVIDENDS PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ....................................      $ 0.04         $ 0.04
                                                        ======         ======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                           SIX MONTHS ENDED
                                                     ---------------------------
                                                       JUNE 29,       JUNE 30,
                                                         2001           2000
                                                     ------------   ------------
NET OPERATING REVENUES ...........................      $7,457         $7,321
Cost of sales ....................................       4,613          4,495
                                                        ------         ------

GROSS PROFIT .....................................       2,844          2,826
Selling, delivery, and administrative expenses ...       2,507          2,294
                                                        ------         ------

OPERATING INCOME .................................         337            532
Interest expense, net ............................         380            396
Other nonoperating expenses, net .................          --             --
                                                        ------         ------

INCOME (LOSS) BEFORE INCOME TAXES ................         (43)           136
Income tax (benefit) expense before rate
  change benefit .................................         (28)            46
Income tax rate change (benefit) .................         (46)            --
                                                        ------         ------

NET INCOME .......................................          31             90
Preferred stock dividends ........................           2              2
                                                        ------         ------

NET INCOME APPLICABLE TO COMMON SHAREOWNERS ......      $   29         $   88
                                                        ======         ======

BASIC NET INCOME PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS .............................      $ 0.07         $ 0.21
                                                        ======         ======

DILUTED NET INCOME PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS .............................      $ 0.07         $ 0.20
                                                        ======         ======

DIVIDENDS PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ....................................      $ 0.08         $ 0.08
                                                        ======         ======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                       JUNE 29,     DECEMBER 31,
                     ASSETS                              2001           2000
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT
  Cash and cash investments, at cost approximating
    market .......................................      $   146        $   294
  Trade accounts receivable, less allowance
    reserves of $65 and $62, respectively ........        1,610          1,297
  Inventories:
    Finished goods ...............................          457            408
    Raw materials and supplies ...................          236            194
                                                        -------        -------
                                                            693            602
  Prepaid expenses and other current assets ......          421            438
                                                        -------        -------
    Total Current Assets .........................        2,870          2,631

PROPERTY, PLANT, AND EQUIPMENT
  Land ...........................................          371            364
  Buildings and improvements .....................        1,521          1,470
  Machinery and equipment ........................        8,045          7,704
                                                        -------        -------
                                                          9,937          9,538
  Less allowances for depreciation ...............        4,423          4,059
                                                        -------        -------
                                                          5,514          5,479
  Construction in progress .......................          263            304
                                                        -------        -------
    Net Property, Plant, and Equipment ...........        5,777          5,783

FRANCHISES AND OTHER NONCURRENT ASSETS, NET ......       13,622         13,748
                                                        -------        -------

                                                        $22,269        $22,162
                                                        =======        =======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)


                                                       JUNE 29,     DECEMBER 31,
      LIABILITIES AND SHAREOWNERS' EQUITY                2001           2000
                                                     ------------   ------------
                                                      (Unaudited)
CURRENT
  Accounts payable and accrued expenses ..........      $ 2,317        $ 2,321
  Current portion of long-term debt ..............        1,255            773
                                                        -------        -------
    Total Current Liabilities ....................        3,572          3,094

LONG-TERM DEBT, LESS CURRENT MATURITIES ..........       10,070         10,348

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
  LONG-TERM OBLIGATIONS ..........................        1,100          1,112

LONG-TERM DEFERRED INCOME TAX LIABILITIES ........        4,654          4,774

SHAREOWNERS' EQUITY
  Preferred stock ................................           37             44
  Common stock, $1 par value - Authorized -
    1,000,000,000 shares; Issued - 452,439,050
    and 449,730,126 shares, respectively .........          452            450
  Additional paid-in capital .....................        2,706          2,673
  Reinvested earnings ............................          608            613
  Accumulated other comprehensive income (loss) ..         (211)          (230)
  Common stock in treasury, at cost - 32,068,998
    and 31,661,536 shares, respectively ..........         (719)          (716)
                                                        -------        -------
    Total Shareowners' Equity ....................        2,873          2,834
                                                        -------        -------

                                                        $22,269        $22,162
                                                        =======        =======

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)


                                                          SIX MONTHS ENDED
                                                     ---------------------------
                                                       JUNE 29,       JUNE 30,
                                                         2001           2000
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income .....................................      $  31           $  90
  Adjustments to reconcile net income to net
    cash derived from operating activities:
    Depreciation .................................        437             400
    Amortization .................................        225             227
    Deferred income tax benefit ..................       (127)             --
    Net changes in current assets and current
        liabilities ..............................       (398)           (485)
    Other ........................................        (33)             62
                                                        -----           -----
    Net cash derived from operating activities ...        135             294

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in capital assets ..................       (408)           (448)
  Fixed asset disposals ..........................         --              10
  Cash investments in bottling operations, net of
    cash acquired ................................         --             (30)
  Other investing activities .....................        (19)            (17)
                                                        -----           -----
  Net cash used in investing activities ..........       (427)           (485)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in commercial paper ...............        149             305
  Issuance of long-term debt .....................        171             482
  Payments on long-term debt .....................       (174)           (477)
  Stock purchases for treasury ...................         (8)           (114)
  Cash dividend payments on common and preferred
    stock ........................................        (18)            (35)
  Exercise of employee stock options .............         24               5
  Cash received on currency hedges ...............         --              54
                                                        -----           -----
  Net cash derived from financing activities .....        144             220
                                                        -----           -----

NET (DECREASE) INCREASE IN CASH AND CASH
  INVESTMENTS ....................................       (148)             29
  Cash and cash investments at beginning of period        294             141
                                                        -----           -----

CASH AND CASH INVESTMENTS AT END OF PERIOD .......      $ 146           $ 170
                                                        =====           =====

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES
  Investments in bottling operations:
    Fair value of assets acquired ................      $  --           $  30
                                                        -----           -----
    Cash paid, net of cash acquired ..............      $  --           $  30
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

NOTE B - SEASONALITY OF BUSINESS

Operating results for the second quarter and six months ended June 29, 2001 are not indicative of results that may be expected for the year ending December 31, 2001 because of business seasonality. Business seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

NOTE C - LONG-TERM DEBT

Long-term debt balances, with current maturities, summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                       JUNE 29,     DECEMBER 31,
                                                         2001           2000
                                                     ------------   ------------
U.S. commercial paper (weighted average rates of
  3.9% and 6.6%)(A) ..............................      $ 1,527        $ 1,409
Canadian dollar commercial paper (weighted
  average rates of 4.6% and 5.9%) ................          318            285
Canadian dollar notes due 2001 - 2009 (weighted
  average rates of 5.5% and 6.0%)(B) .............          755            672
Notes due 2001 - 2037 (weighted average rate of
  6.9%) ..........................................        2,114          2,115
Debentures due 2012 - 2098 (weighted average rate
  of 7.4%) .......................................        3,782          3,800
8.35% zero coupon notes due 2020 (net of
  unamortized discount of $496 and $501,
    respectively) ................................          133            128
Euro notes due 2001 - 2021 (weighted average
  rates of 6.3% and 6.4%)(C) .....................        2,283          2,277
Various foreign currency debt ....................          231            276
Additional debt ..................................          107            109
                                                        -------        -------
  Long-term debt including effect of net asset
    positions of currency swaps ..................       11,250         11,071
  Net asset positions of currency swap
    agreements(D) ................................           75             50
                                                        -------        -------
                                                        $11,325        $11,121
                                                        =======        =======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - LONG-TERM DEBT (CONTINUED)

(A) Approximately $900 million of additional commercial paper was issued in July 2001 in connection with the Herb Coca-Cola acquisition.

(B) During the first six months of 2001, the Company issued $79 million in notes due 2001-2003 with a weighted average interest rate of 5.2% under its Canadian Medium Term Note Program.

(C) During the first six months of 2001, the Company issued $255 million of 6.5% notes due 2016 under its Euro Medium Term Note Program in exchange for euro notes due 2013.

(D) The net asset positions of currency swap agreements are included in the balance sheet as assets.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to June 29, 2001 are as follows (in millions): 2002 - $1,255; 2003 - $1,439; 2004 - $1,886; 2005 - $462; and 2006 - $314.

The Company has domestic and international credit facilities to support its commercial paper programs and other borrowings as needed. At June 29, 2001 and December 31, 2000, the Company had $47 million and $128 million, respectively, of short-term borrowings outstanding under these credit facilities. At June 29, 2001 and December 31, 2000, the Company had $3.9 billion and $2.7 billion, respectively, of amounts available under domestic and international credit facilities.

At June 29, 2001 and December 31, 2000, approximately $2.1 billion and $2.0 billion, respectively, of borrowings due in the next 12 months were classified as maturing after one year due to the Company's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At June 29, 2001 and December 31, 2000, the Company had available for issuance approximately $2.7 billion in registered debt securities under a registration statement with the Securities and Exchange Commission. At June 29, 2001 and December 31, 2000, the Company had available for issuance approximately $1.0 billion and $0.5 billion, respectively, in debt securities under a Euro Medium Term Note Program, and at June 29, 2001 and December 31, 2000, the Company had approximately $0.5 billion and $0.6 billion, respectively, available for issuance under a Canadian Medium Term Note Program.

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

NOTE D - ACQUISITIONS

On July 10, 2001 the Company completed the acquisition of Hondo Incorporated and Herbco Enterprises, Inc., collectively known as Herb Coca-Cola, for a total transaction value (purchase price and acquired debt) of approximately $1.4 billion with approximately 30% of the transaction funded with the issuance of 25 million shares of the Company's common stock and the remaining 70% funded through debt and assumed debt. Herb Coca-Cola operates in several metropolitan areas including Chicago, Illinois, Milwaukee, Wisconsin, Indianapolis, Indiana, and Rochester, New York. The purchase price was comprised of $1.3 billion for the bottling operations and $100 million for the incremental tax benefits associated with the transaction.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - INCOME TAXES

The Company's effective tax rates for the first six months of 2001 and 2000 were approximately 65% and 34%, respectively, excluding the rate change benefit in 2001. The effective tax rate for 2001 is a result of our projection of lower earnings for full-year 2001 in combination with earnings and tax rate differences in the countries in which we operate. The adjustment in the effective tax rate estimate for full-year 2001 from 33% reported in first-quarter 2001 to approximately 65% reduced income tax expense in the second quarter of 2001 by approximately $38 million or $0.09 per common share. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                           SIX MONTHS ENDED
                                                     ---------------------------
                                                       JUNE 29,       JUNE 30,
                                                         2001           2000
                                                     ------------   ------------

U.S. federal statutory (benefit) expense .........       $(15)           $47
State (benefit) expense, net of federal
  benefit (expense) ..............................         (3)             3
Taxation of European and Canadian operations,
  net ............................................        (17)            (8)
Valuation allowance provision ....................          3             --
Nondeductible items ..............................          5              3
Other, net .......................................         (1)             1
                                                         ----            ---
                                                         $(28)           $46
                                                         ====            ===

In June 2001, the Canadian income tax rate was reduced from 28% to 21%. In addition, the income tax rate in the Canadian province of Ontario was reduced from 14% to 8%. Both rate reductions are phased in over 4 years with the Canada federal rate reduction beginning in 2001 and the Ontario rate reduction beginning in 2002. These rate changes reduced deferred liabilities associated with the Company's operations in Canada by $46 million or $0.11 per common share. This deferred tax liability reduction was recognized as a credit to income tax expense in the second quarter of 2001.

NOTE F - SHARE REPURCHASES

Under the April 1996 share repurchase program authorizing the repurchase of up to 30 million shares, the Company can repurchase shares in the open market and in privately negotiated transactions. In the first six months of 2001, the Company repurchased approximately 400,000 shares of common stock for an aggregate purchase price of approximately $8.4 million. A total of 26.7 million shares have been repurchased under the program since its inception. In October 2000, the Company's Board of Directors authorized the repurchase of up to an additional 30 million shares upon completion of the current program.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G - STOCK-BASED COMPENSATION PLANS

The Company granted approximately 16.1 million service-vested stock options to certain executive and management level employees during the first six months of 2001. These options vest over a period of up to 4 years and expire 10 years from the date of grant. Of the total options granted, 12.3 million were granted at an exercise price equal to the fair market value of the stock on the grant date, and 3.8 million were granted at exercise prices in excess of fair market value at the grant date.

The Company granted 236,000 restricted stock shares to certain key employees of the Company during the first six months of 2001. These awards vest upon continued employment for a period of 4 years.

An aggregate of 2.3 million shares of common stock were issued during the first six months of 2001 from the exercise of stock options.

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

The hedges entered into by the Company can be categorized as fair value, cash flow, or net investment hedges. The Company enters into fair value hedges to mitigate exposure to changes in the fair value of fixed rate debt resulting from fluctuations in interest rates. Effective changes in the fair values of designated and qualifying fair value hedges are recognized in earnings as offsets to changes in the fair value of the related hedged liabilities. At adoption and during the six months ended June 29, 2001, there was no ineffectiveness related to fair value hedges. Ineffectiveness is defined as the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item.

The Company enters into cash flow hedges to mitigate exposure to changes in the cash flows attributable to certain forecasted transactions such as international raw material purchases and payments on certain foreign currency debt obligations. Changes in the fair value of cash flow hedging instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income are then subsequently reversed to earnings in the same periods the forecasted purchases or payments affect earnings. Changes in fair value from ineffectiveness of cash flow hedges are recognized in income currently. During the first six months of 2001, the Company recognized a loss of approximately $1 million of ineffectiveness related to cash flow hedges of international raw material purchases. This amount has been recorded in other nonoperating expenses in the consolidated statement of income.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE H - DERIVATIVES (CONTINUED)

The Company recognized a charge, net of tax, of approximately $26 million in accumulated other comprehensive income during the first quarter of 2001 from the adoption of SFAS No. 133. At June 29, 2001, the Company anticipates that approximately $5 million of deferred losses related to cash flow hedges of forecasted international raw materials purchases will be reversed out of accumulated other comprehensive income on a net-of-tax basis and recognized in earnings over the next 12 months.

The Company enters into certain nonfunctional currency borrowings to hedge net investments in international subsidiaries. During the first six months of 2001, the net amount recorded in accumulated comprehensive income related to these borrowings was a loss of approximately $13 million.

NOTE I - COMPREHENSIVE INCOME (LOSS)

The following table (in millions) presents a reconciliation of comprehensive income (loss), comprised of net income and other adjustments. Other adjustments to comprehensive income (loss) may include minimum pension liability adjustments, currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, unrealized gains and losses on certain investments in debt and equity securities, and changes in the fair value of certain derivative financial instruments which qualify as cash flow hedges. The Company provides income taxes on currency items, except for income taxes on the impact of currency translations, as earnings from international subsidiaries are considered to be indefinitely reinvested.

                                             QUARTER ENDED     SIX MONTHS ENDED
                                          ------------------  ------------------
                                          JUNE 29,  JUNE 30,  JUNE 29,  JUNE 30,
                                            2001      2000      2001      2000
                                          --------  --------  --------  --------

Net income ............................     $115      $123      $ 31      $ 90

Currency items, including tax
  effects of net investment
  hedges ..............................      (34)      (66)       10       (95)

Unrealized gain (loss) on securities,
  net of tax ..........................       --        (3)        1        (1)

Unrealized gain (loss) on cash flow
  hedges, net of tax ..................      (10)       --        26        --

Reclassifications into earnings for
  cash flow hedges, net of tax ........        7        --         8        --

Cumulative effect of adopting SFAS
  133, net of tax .....................       --        --       (26)       --
                                            ----      ----      ----      ----

Net adjustments to accumulated
  comprehensive income (loss) .........      (37)      (69)       19       (96)
                                            ----      ----      ----      ----

Comprehensive income (loss) ...........     $ 78      $ 54      $ 50      $ (6)
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

                                             QUARTER ENDED     SIX MONTHS ENDED
                                          ------------------  ------------------
                                          JUNE 29,  JUNE 30,  JUNE 29,  JUNE 30,
                                            2001      2000      2001      2000
                                          --------  --------  --------  --------

Net income ............................     $ 115     $ 123     $  31     $  90
Preferred stock dividends .............         1         1         2         2
                                            -----     -----     -----     -----
Basic and diluted net income
  applicable to common shareowners ....     $ 114     $ 122     $  29     $  88
                                            =====     =====     =====     =====
Basic average common shares
  outstanding .........................       419       420       419       420
Effect of dilutive securities:
  Stock compensation awards ...........         8         9         9        11
                                            -----     -----     -----     -----
Diluted average common shares
  outstanding .........................       427       429       428       431
                                            =====     =====     =====     =====
Basic net income per share applicable
  to common shareowners ...............     $0.27     $0.29     $0.07     $0.21
                                            =====     =====     =====     =====
Diluted net income per share
  applicable to common shareowners ....     $0.27     $0.29     $0.07     $0.20
                                            =====     =====     =====     =====

NOTE K - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On June 29, 2001, the Company operated in 46 states in the United States, the District of Columbia, the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

The following presents net operating revenues for the six months ended June 29, 2001 and June 30, 2000 and long-lived assets as of June 29, 2001 and December 31, 2000 by geographic territory (in millions):

                                       2001                       2000
                              -----------------------    -----------------------
                                  NET          LONG-         NET          LONG-
                               OPERATING       LIVED      OPERATING       LIVED
                              REVENUES (A)     ASSETS    REVENUES (A)     ASSETS
                              ------------    -------    ------------    -------
North American ............      $5,675       $15,284       $5,531       $15,435
European ..................       1,782         4,115        1,790         4,096
                                 ------       -------       ------       -------
Consolidated ..............      $7,457       $19,399       $7,321       $19,531
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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE L - PREFERRED STOCK

In connection with the acquisition of The Coca-Cola Bottling Company of Bellingham and the acquisition of Great Plains Bottlers and Canners, Inc., the Company issued 96,900 shares of $1 par value voting convertible preferred stock ("Bellingham series") and issued 401,528 shares of $1 par value voting convertible preferred stock ("Great Plains series"). The mandatory conversion date for the Bellingham series was June 30, 2001. The Great Plains series must be converted no later than August 7, 2003. As of June 29, 2001, all of the shares of the Bellingham series have been converted into 588,672 shares of common stock and 35,000 shares of the Great Plains series have been converted into 154,778 shares of common stock from treasury.

NOTE M - COMMITMENTS AND CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company has guaranteed payment of up to $286 million of indebtedness owed by these manufacturing cooperatives to third parties. At June 29, 2001, these cooperatives had approximately $164 million of indebtedness guaranteed by the Company. In addition, the Company has issued letters of credit principally under self-insurance programs aggregating approximately $162 million.

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

The Company's bottler in California is involved in a lawsuit by current and former employees seeking damages arising principally from California wage and hour issues. In the second quarter of 2001 a tentative settlement was agreed to in mediation. The Company anticipates that final settlement documents will be drafted for court approval in third-quarter 2001. The Company believes that any amounts it may be required to pay in excess of amounts recorded would not have a material adverse effect on its financial condition, cash flow, or results of operations.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE N - SUBSEQUENT EVENTS

In July 2001, the Company announced it will incur restructuring and other charges of $60 million to $80 million in the second half of 2001 related to a series of steps designed to improve the Company's cost structure. These steps include the elimination of support functions as a result of the consolidation of our North American bottlers into one operating unit and streamlining the management of our North American operations to reflect the current business environment. The Company is also performing a comprehensive analysis of certain technology initiatives to evaluate its continued investment in these initiatives. Annual operating savings related to the restructuring are expected to total $80 million to $100 million beginning in 2002.

NOTE O - ACCOUNTING DEVELOPMENTS

On June 29, 2001, the FASB unanimously approved the issuance of two statements, Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 (such as our Herb acquisition discussed in Note
D) and address the accounting for intangible assets. Beginning January 1, 2002, we anticipate the Company will no longer amortize its franchise assets, but will, however, evaluate them for impairment annually. The statements were issued on July 20, 2001. We are currently reviewing the statements to determine their effect on the Company.

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

Our primary objective is to deliver a superior investment return to our shareowners through sustainable, profitable, long-term per capita consumption growth. We are disappointed in our 2001 projected results and the impact these results have on our goal of delivering a superior investment return. Our goals for the remainder of 2001 directed towards improving our performance are: (i) to maximize price realization in a continuing competitive retail price environment,
(ii) to stabilize volume in our core brand portfolio, (iii) to accelerate growth in higher margin cold drink channels, and (iv) to bring our cost structure in line with our current business environment.

To achieve these goals, we will continue to expand distribution of new products such as Planet Java, Minute Maid lemonade, KMX and Mad River, and we will continue to expand packaging such as 12-ounce PET targeted for the cold drink channels. In addition, we will work with The Coca-Cola Company to create marketing programs that drive consumer actions. We will also integrate the Herb acquisition with our existing territories and realize the cost savings associated with efficiencies created by the acquisition and our new organizational structure.

OUTLOOK

Current expectations for volume, net pricing growth and costs, excluding the results of the Herb acquisition, will result in full year 2001 cash operating profit ("COP") being in a range of $2.05 billion to $2.1 billion. Comparable COP in 2000 was $2.38 billion. We expect the Herb acquisition to add $65 to $70 million in COP to this projection in the second half of 2001. Full year 2001 earnings per common share, excluding the restructuring charge and the income tax rate benefit discussed below and including the partial year results of the Herb acquisition, is forecast to be in the range of $0.01 to $0.05. Full year 2000 adjusted diluted net income per share was $0.50.

We believe new product introductions and upcoming marketing activities will enable us to achieve approximately 2% volume growth in North America for the remainder of the year. We expect approximately 3% to 4% volume growth in the third quarter. To achieve our volume objectives, we will continue the expansion of our new product portfolio in order to have products that satisfy the needs of consumers. We also expect continued strong Dasani growth over the prior year. Building volume momentum for our core carbonated soft-drink brands will require a strong marketing calendar, and The Coca-Cola Company is committed to developing programs and initiatives that drive consumer demand. In the fall of this year we will launch a Harry Potter promotion in North America and Europe. A key component of the promotion will be instant win games with winning opportunities on single-serve Coca-Cola classic and caffeine-free Coca-Cola classic, and game pieces inside all multi-packs. We will also have local fall football activities, including coupons, tailgating promotions and local extensions with our Kraft/Nabisco marketing alliance. We expect continued volume growth in Europe of 5% to 6%.

Despite improved North American volume performance in the second quarter, our ongoing efforts to manage the competitive retail price gap that exists in many of our markets resulted in little or no price increase. Pricing growth was limited to just 1/2% in the second quarter, resulting primarily from changes in product and package mix. We have made continuous efforts to bolster our net revenue per case, but we have continued to encounter competitive retail prices on multi-pack cans and 2-liter at or below year-ago levels. We will continue to work to realize pricing growth in take home channels going forward, since overall prices in this channel today remain below 1996 levels. However, given the current retail price trends we face, we anticipate a less than 1% increase in North American pricing for the remainder of the year.

In July 2001, we announced we will incur restructuring and other charges of $60 million to $80 million in the second half of 2001 related to a series of steps designed to improve the Company's cost structure. These steps include the elimination of support functions as a result of the consolidation of our North American bottlers into one operating unit and streamlining the management of our North American operations to reflect the current business environment. We are also performing a comprehensive analysis of certain technology initiatives to evaluate our continued investment in these initiatives. Annual operating savings related to the restructuring are expected to total $80 million to $100 million beginning in 2002.

Management's Discussion and Analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, was $608 million in the second quarter of 2001, 12 1/2% lower than reported second-quarter 2000 results. Currency neutral cash operating profit declined about 11%. Operating income decreased by $117 million, primarily as a result of our inability to achieve planned levels of pricing growth, and increased operating costs. Excluding the impact of currency translations, second-quarter 2001 net price per case increased nearly 1%, comprised of a 1/2% increase in North America and a 1 1/2% increase in Europe. Net price per case is our calculated per case gross revenues from customers less discounts and allowances. Our consolidated bottle and can cost of sales per case was approximately 1/2% lower on a reported basis and 1 1/2% higher on a currency-neutral basis in the second quarter of 2001 compared to the second quarter of 2000.

Our reported net income applicable to common shareowners was $114 million, or income of $0.27 per common share, compared to reported income of $0.29 per share for the second quarter of 2000. Second-quarter 2001 net income applicable to common shareowners was $68 million, or $0.16 per share excluding a nonrecurring tax benefit related to our operations in Canada. Our operating results in the second quarter of each year reflect the seasonality of our business. Our unit sales traditionally are higher in the hotter months during the second and third quarters and costs such as interest, depreciation, and amortization are not seasonal.

Cold drink volume growth in North America improved from the first quarter levels to 2 1/2% in the second quarter of 2001, although still below our long-term goal. We expect cold drink volume growth to improve in the second half of the year as we roll out new brands and packages specifically targeted to cold drink channels. While we remain optimistic about the potential for cold drink growth, we will increase reliance on refurbished venders, which are used for our new 12-ounce PET products, to reduce capital expenditures in this segment and to ensure that the assets and infrastructure directed at this part of our business are earning optimal rates of return.

European volume results for the second quarter of 2001 continue to be healthy, with volume growth of 6% overall. Both Great Britain and our other European territories are realizing gains from the introduction of new brands and packages, as well as realizing positive growth in our core brands of diet Coke, Coca-Cola light, and Coca-Cola Classic.

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

NET OPERATING REVENUES AND COST OF SALES

The Company's second-quarter 2001 net operating revenues increased 2% to approximately $4.1 billion, reflecting the impact of improved volume and package mix shifts, and pricing improvements offset by the impact of currency translations. Six-month 2001 net operating revenues increased 2% to $7.46 billion. For the first half of 2001, North America represented 76% of total revenues while Europe contributed the remaining 24%.

Average bottle and can net price per case declined 1% in the second quarter of 2001 compared to the second quarter of 2000. Excluding the impact of currency translations, second-quarter 2001 net price per case increased 1%, comprised of a 1/2% increase in North America and a 1 1/2% increase in Europe.

Bottle and can cost of sales per case decreased 1/2% from the second quarter of 2000 to the second quarter of 2001. Excluding the impact of foreign currency translations, cost of sales per case increased 1 1/2%. This increase results from higher concentrate costs and a mix shift to higher cost PET packages. Ingredient costs are impacted by the increase in carbonated beverage concentrate costs for full-year 2001 of approximately 2 1/2% in North America and 3 1/2% in Europe.

VOLUME

Comparable results shown in the table below are adjusted for acquisitions completed in 2000.

--------------------------------------------------------------------------------
                                      SECOND-QUARTER 2001      SIX-MONTHS 2001
                                      --------------------  --------------------
                                      REPORTED  COMPARABLE  REPORTED  COMPARABLE
                                       CHANGE     CHANGE     CHANGE     CHANGE
--------------------------------------------------------------------------------
Physical Case Bottle and Can Volume:
  Consolidated                         3 1/2%     3 1/2%     3    %     2 1/2%
  North American Territories           2 1/2%     2 1/2%     2    %     1 1/2%
  European Territories                 6    %     6    %     6 1/2%     6 1/2%
--------------------------------------------------------------------------------

For second-quarter 2001, non-carbonated brand volume, principally Dasani, Minute Maid juices, Minute Maid Lemonade and Fruit Punch, and Powerade, increased substantially on a consolidated basis. Diet Coke/Coca-Cola light volume grew more than 3%, and Fanta volume was up over 40% as a result of strong European growth and a partial reintroduction of the brand in the United States. Coca-Cola classic and Sprite volume declined slightly. Our combined 500ML PET packaging volume and 12-ounce PET packaging (primary Dasani water packages) grew over 36% in the second quarter of 2001 compared to the second quarter of 2000. Cold drink volume growth in North America totaled 2 1/2%.

PER SHARE DATA

In second-quarter 2001, our basic and diluted net income applicable to common shareowners was $114 million, or $0.27 per common share, compared to $0.29 per common share in the second quarter of 2000. Second-quarter 2001 net income applicable to common shareowners was $68 million, or $0.16 per common share excluding a nonrecurring tax benefit related to our operations in Canada, compared to $0.30 comparable net income per common share in the second quarter of 2000.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In second-quarter 2001, consolidated selling, delivery, and administrative expenses as a percentage of net operating revenues increased to 31.4% from second-quarter 2000 results of 28.7%. This increase is primarily a result of infrastructure costs added in 2000 in expectation of increased volume. As previously announced, 2001 funding from The Coca-Cola Company for our infrastructure investment programs will be approximately $60 million less than provided in full-year 2000.

INTEREST EXPENSE

Second-quarter and year-to-date 2001 net interest expense decreased from reported 2000 levels due to a lower weighted average interest rate and slightly lower average debt balances. The weighted average interest rate for the second quarter and first half of 2001 was 6.5% and 6.6%, respectively, compared to 6.8% and 6.7% in the second quarter and first six months of 2000, respectively.

INCOME TAXES

The Company's effective tax rates for the first six months of 2001 and 2000 were approximately 65% and 34%, respectively, excluding the rate change benefit in 2001. The effective tax rate for 2001 is a result of our projection of lower earnings for full-year 2001 in combination with earnings and tax rate differences in the countries in which we operate. The adjustment in the effective tax rate estimate for full-year 2001 from 33% reported in first-quarter 2001 to approximately 65% reduced income tax expense in the second quarter of 2001 by approximately $38 million or $0.09 per common share. Our effective tax rate for the remainder of 2001 is dependent upon operating results and may change if the results for the year are different from current expectations. The effective tax rate before non-recurring items for full-year 2000 was 33%.

In June 2001, the Canadian income tax rate was reduced from 28% to 21%. In addition, the income tax rate in the Canadian province of Ontario was reduced from 14% to 8%. Both rate reductions are phased in over 4 years with the Canada federal rate reduction beginning in 2001 and the Ontario rate reduction beginning in 2002. These rate changes reduced deferred liabilities associated with the Company's operations in Canada by $46 million or $0.11 per common share. This deferred tax liability reduction was recognized as a credit to income tax expense in the second quarter of 2001.

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

For long-term financing needs, we had available at June 29, 2001 (i) $2.7 billion in registered debt securities for issuance under a registration statement with the Securities and Exchange Commission, (ii) $1 billion in debt securities under a Euro Medium Term Note Program, and (iii) $0.5 billion in debt securities under a Canadian Medium Term Note Program.

We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. At June 29, 2001, we had approximately $3.9 billion available for future borrowings under these facilities. Approximately $900 million of additional commercial paper was issued in July 2001 in connection with the Herb Coca-Cola acquisition discussed below. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of second-quarter 2001, the Company's debt portfolio was 76% fixed rate debt and 24% floating rate debt.

On July 10, 2001 the Company completed the acquisition of Hondo Incorporated and Herbco Enterprises, Inc., collectively known as Herb Coca-Cola, for a total transaction value (purchase price and acquired debt) of approximately $1.4 billion with 30 percent of the transaction funded with the issuance of 25 million shares of the Company's common stock and the remaining 70 percent funded through debt and assumed debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments decreased $148 million during the first half of 2001 from net cash transactions. Our primary uses of cash during the first six months of 2001 were capital expenditures totaling $408 million, and long-term debt payments totaling $174 million. Our primary sources of cash for the first six months of 2001 were proceeds from the increase in commercial paper and the issuance of long-term debt aggregating $320 million and proceeds from our operations of approximately $135 million, including working capital requirements of $398 million.

Operating Activities: Operating activities resulted in $135 million of net cash provided during the first six months of 2001 compared to $294 million in the first six months of 2000.

Investing Activities: Net cash used in investing activities resulted primarily from our continued capital investments. We expect full-year 2001 capital expenditures to be less than $1 billion.

Financing Activities: The Company continues to refinance portions of its short-term borrowings as they mature with short-term and long-term fixed and floating rate debt. In the first half of 2001, the Company issued $79 million in notes under its Canadian Medium Term Note Program. In addition, the Company issued $255 million of 6.5% notes due 2016 under its Euro Medium Term Note Program in exchange for euro notes due 2013.

                               FINANCIAL CONDITION

The change in net property, plant, and equipment resulted from capital expenditures and translation adjustments net of depreciation costs. The increase in long-term debt primarily resulted from the issuance of debt in excess of net debt payments.

In the first half of 2001, changes in currencies resulted in a gain in comprehensive income of $10 million. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars affects the comparability of revenues and expenses between periods.

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

As of June 29, 2001, the Company had incurred approximately $20 million in costs associated with this conversion process. The Company estimates the total cost for the project will be in the range of $23 million to $28 million, and approximately 75% of these costs will be capital costs.

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

In June 2000, the Company and The Coca-Cola Company were found by a Texas jury to be jointly liable in a combined final amount of $15.2 million to five plaintiffs, each of whom is a distributor of competing beverage products. These distributors had sued alleging that the Company and The Coca-Cola Company engaged in unfair marketing practices. The Company is appealing the decision and believes there are substantial grounds for appeal. The complaint of four remaining plaintiffs is in discovery and has not yet gone to trial. It is impossible to predict at this time the final outcome of the Company's appeals in this matter or the ultimate costs under all of the complaints.

The Company's bottler in California is involved in a lawsuit by current and former employees seeking damages arising principally from California wage and hour issues. In the second quarter of 2001 a tentative settlement was agreed to in mediation. The Company anticipates that final settlement documents will be drafted for court approval in third-quarter 2001. The Company believes that any amounts it may be required to pay in excess of amounts recorded would not have a material adverse effect on its financial condition, cash flow, or results of operations.

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

ACCOUNTING DEVELOPMENTS

On June 29, 2001, the FASB unanimously approved the issuance of two statements, Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 (such as our Herb acquisition discussed in Note
D) and address the accounting for intangible assets. Beginning January 1, 2002, we anticipate the Company will no longer amortize its franchise assets, but will, however, evaluate them for impairment annually. The statements were issued on July 20, 2001. We are currently reviewing the statements to determine their effect on the Company.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are ineffective advertising, marketing and promotional programs that result in lower than expected volume, efforts to manage price that adversely affect volume, efforts to manage volume that adversely affect price, changes in the estimates of charges related to our anticipated restructuring, an inability to meet performance requirements for expected levels of marketing support payments from The
Coca-Cola Company, material changes from expectations in the costs of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment and employee infrastructure expenditures, an inability to meet projections for performance in newly acquired territories, potential assessment of additional taxes resulting from audits conducted by the Canadian Customs and Revenue Agency, unexpected costs or effect on European sales associated with conversion to the common European currency (the euro), unfavorable interest rate and currency fluctuations, and the impact of the final standards issued in connection with the FASB project on business combinations and amortization of intangible assets. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 48 of the Company's Annual Report for the fiscal year ended December 31, 2000.

PART II.   OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

 EXHIBIT                                               INCORPORATED BY REFERENCE
 NUMBER                DESCRIPTION                     OR FILED HEREWITH
---------   ---------------------------------          -------------------------
   12       Statements regarding computations          Filed Herewith
            of ratios

(b) Reports on Form 8-K:

During second-quarter 2001, the Company filed the following current reports on Form 8-K:

  DATE OF REPORT                            DESCRIPTION
-----------------   ------------------------------------------------------------

  April 12, 2001    Press  Release  announcing  Lowry F. Kline as new CEO,  John
                    R. Alm to be elected to the Board of Directors, and Summerfield Johnston's retirement and remaining as Chairman of the Board. Report filed on April 12, 2001.

  April 19, 2001    Condensed Consolidated  Statements of Operations and Balance
                    Sheet (unaudited) of the Company, reporting results of operations and financial position for the first quarter of 2001. Report filed on April 23, 2001.

  April 30, 2001    Press release announcing letter of intent to  acquire  Hondo
                    Incorporated  and  Herbco Enterprises, Inc.  Report filed on
                    May 1, 2001.

  June 6, 2001      Press  release  announcing  David  Van  Houten as  Executive
                    Vice President and President of newly-formed  North American
                    Operating Unit. Report filed on June 8, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COCA-COLA ENTERPRISES INC.
                               (Registrant)




Date:    July 26, 2001         /s/ Patrick J. Mannelly
                               ------------------------------
                               Patrick J. Mannelly
                               Senior Vice President and
                                 Chief Financial Officer


Date:    July 26, 2001         /s/ Michael P. Coghlan
                               ------------------------------
                               Michael P. Coghlan
                               Vice President, Controller and
                                 Principal Accounting Officer