Form 10-Q
period 2001-09-28
COCA COLA ENTERPRISES INC
filed 2001-11-01
CIK 804055

                       [COCA-COLA ENTERPRISES INC. LOGO]



                                    FORM 10-Q


                                QUARTERLY REPORT


                    FOR THE QUARTER ENDED SEPTEMBER 28, 2001


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

                  for the quarterly period ended September 28, 2001

                                       or

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

     444,739,575 SHARES OF $1 PAR VALUE COMMON STOCK AS OF OCTOBER 29, 2001

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 28, 2001


                                      INDEX


                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Income for the Quarters
          ended September 28, 2001 and September 29, 2000...................  1

        Condensed Consolidated Statements of Income for the Nine Months
          ended September 28, 2001 and September 29, 2000...................  2

        Condensed Consolidated Balance Sheets as of September 28, 2001
          and December 31, 2000.............................................  3

        Condensed Consolidated Statements of Cash Flows for the Nine Months
          ended September 28, 2001 and September 29, 2000...................  5

        Notes to Condensed Consolidated Financial Statements................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 16

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................... 25

Item 6. Exhibits and Reports on Form 8-K.................................... 25

Signatures.................................................................. 27

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                           QUARTER ENDED
                                                   -----------------------------
                                                   SEPTEMBER 28,   SEPTEMBER 29,
                                                        2001            2000
                                                   -------------   -------------

NET OPERATING REVENUES .........................       $4,276          $3,868
Cost of sales ..................................        2,660           2,368
                                                       ------          ------

GROSS PROFIT ...................................        1,616           1,500
Selling, delivery, and administrative
  expenses .....................................        1,376           1,105
                                                       ------          ------

OPERATING INCOME ...............................          240             395
Interest expense, net ..........................          189             197
Other nonoperating expenses (income), net ......           (1)             --
                                                       ------          ------

INCOME BEFORE INCOME TAXES .....................           52             198
Income tax expense before rate change
  benefit ......................................           32              67
Income tax rate change (benefit) ...............           (6)             --
                                                       ------          ------

NET INCOME .....................................           26             131
Preferred stock dividends ......................            1               1
                                                       ------          ------

NET INCOME APPLICABLE TO COMMON
  SHAREOWNERS ..................................       $   25          $  130
                                                       ======          ======

BASIC NET INCOME PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS ...........................       $ 0.06          $ 0.31
                                                       ======          ======

DILUTED NET INCOME PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS ...........................       $ 0.06          $ 0.30
                                                       ======          ======

DIVIDENDS PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ..................................       $ 0.04          $ 0.04
                                                       ======          ======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 28,   SEPTEMBER 29,
                                                        2001            2000
                                                   -------------   -------------

NET OPERATING REVENUES .........................      $ 11,732        $ 11,189
Cost of sales ..................................         7,273           6,863
                                                      --------        --------

GROSS PROFIT ...................................         4,459           4,326
Selling, delivery, and administrative
  expenses .....................................         3,883           3,399
                                                      --------        --------

OPERATING INCOME ...............................           576             927
Interest expense, net ..........................           568             593
Other nonoperating expenses (income) net .......            --              --
                                                      --------        --------

INCOME BEFORE INCOME TAXES .....................             8             334
Income tax expense before rate change
  benefit ......................................             4             113
Income tax rate change (benefit) ...............           (52)             --
                                                      --------        --------

NET INCOME .....................................            56             221
Preferred stock dividends ......................             3               3
                                                      --------        --------

NET INCOME APPLICABLE TO COMMON
  SHAREOWNERS ..................................      $     53        $    218
                                                      ========        ========

BASIC NET INCOME PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS ...........................      $   0.13        $   0.52
                                                      ========        ========

DILUTED NET INCOME PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS ...........................      $   0.12        $   0.51
                                                      ========        ========

DIVIDENDS PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS ...........................      $   0.12        $   0.12
                                                      ========        ========


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                    SEPTEMBER 28,   DECEMBER 31,
                  ASSETS                                 2001           2000
                                                    -------------   ------------
                                                     (Unaudited)

CURRENT
  Cash and cash investments, at cost
    approximating market ........................      $    180       $    294
  Trade accounts receivable, less
    allowance reserves of $68 and $62,
    respectively ................................         1,554          1,297
  Inventories:
    Finished goods ..............................           514            408
    Raw materials and supplies ..................           238            194
                                                       --------       --------
                                                            752            602
  Prepaid expenses and other current
    assets ......................................           389            438
                                                       --------       --------
    Total Current Assets ........................         2,875          2,631

PROPERTY, PLANT, AND EQUIPMENT
  Land ..........................................           382            364
  Buildings and improvements ....................         1,664          1,470
  Machinery and equipment .......................         8,454          7,704
                                                       --------       --------
                                                         10,500          9,538
  Less allowances for depreciation ..............         4,595          4,059
                                                       --------       --------
                                                          5,905          5,479
  Construction in progress ......................           184            304
                                                       --------       --------
    Net Property, Plant, and Equipment ..........         6,089          5,783

FRANCHISES AND OTHER NONCURRENT ASSETS,
  NET ...........................................        14,757         13,748
                                                       --------       --------

                                                       $ 23,721       $ 22,162
                                                       ========       ========

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)


                                                    SEPTEMBER 28,   DECEMBER 31,
    LIABILITIES AND SHAREOWNERS' EQUITY                  2001           2000
                                                    -------------   ------------
                                                     (Unaudited)

CURRENT
  Accounts payable and accrued expenses .........      $  2,497       $  2,321
  Current portion of long-term debt .............           980            773
                                                       --------       --------
    Total Current Liabilities ...................         3,477          3,094

LONG-TERM DEBT, LESS CURRENT MATURITIES .........        11,193         10,348

RETIREMENT AND INSURANCE PROGRAMS AND
  OTHER LONG-TERM OBLIGATIONS ...................         1,043          1,112

LONG-TERM DEFERRED INCOME TAX LIABILITIES .......         4,711          4,774

SHAREOWNERS' EQUITY
  Preferred stock ...............................            37             44
  Common stock, $1 par value - Authorized -
    1,000,000,000 shares; Issued -
    452,639,673 and 449,730,126 shares,
    respectively ................................           453            450
  Additional paid-in capital ....................         2,520          2,673
  Reinvested earnings ...........................           615            613
  Accumulated other comprehensive income
    (loss) ......................................          (203)          (230)
  Common stock in treasury, at cost -
    7,561,366 and 31,661,536 shares,
    respectively ................................          (125)          (716)
                                                       --------       --------
    Total Shareowners' Equity ...................         3,297          2,834
                                                       --------       --------

                                                       $ 23,721       $ 22,162
                                                       ========       ========

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)


                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 28,   SEPTEMBER 29,
                                                        2001            2000
                                                   -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...................................       $   56          $  221
  Adjustments to reconcile net income to
    net cash derived from operating
    activities:
    Depreciation ...............................          665             603
    Amortization ...............................          338             340
    Deferred income tax (benefit) expense ......         (107)             30
    Net changes in current assets and
      current liabilities ......................         (372)           (454)
    Other ......................................          (23)             18
                                                       ------          ------
  Net cash derived from operating
    activities .................................          557             758

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in capital assets ................         (605)           (693)
  Fixed asset disposals ........................            2              29
  Cash investments in bottling operations,
    net of cash acquired .......................         (906)            (54)
  Other investing activities ...................          (31)            (40)
                                                       ------          ------
  Net cash used in investing activities ........       (1,540)           (758)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in commercial paper .............          181              82
  Issuance of long-term debt ...................        1,189             704
  Payments on long-term debt ...................         (483)           (699)
  Stock purchases for treasury .................           (8)           (124)
  Cash dividend payments on common and
    preferred stock ............................          (36)            (37)
  Exercise of employee stock options ...........           26               7
  Cash received on currency hedges .............           --              91
                                                       ------          ------
  Net cash derived from financing activities ...          869              24
                                                       ------          ------

NET (DECREASE) INCREASE IN CASH AND CASH
    INVESTMENTS ................................         (114)             24
  Cash and cash investments at beginning
    of period ..................................          294             141
                                                       ------          ------

CASH AND CASH INVESTMENTS AT END OF PERIOD .....       $  180          $  165
                                                       ======          ======

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES
  Investments in bottling operations:
    Debt issued and assumed ....................       $  (15)         $   --
    Equity issued ..............................         (404)             --
    Other liabilities assumed ..................         (331)             --
    Fair value of assets acquired ..............        1,656              54
                                                       ------          ------
    Cash paid, net of cash acquired ............       $  906          $   54
                                                       ======          ======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. (the "Company") Annual Report on Form 10-K for the year ended December 31, 2000.

NOTE B - SEASONALITY OF BUSINESS

Operating results for the third quarter and nine months ended September 28, 2001 are not indicative of results that may be expected for the year ending December 31, 2001 because of business seasonality. Business seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

NOTE C - LONG-TERM DEBT

Long-term debt balances, with current maturities, summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                    SEPTEMBER 28,   DECEMBER 31,
                                                         2001            2000
                                                    -------------   ------------

U.S. commercial paper (weighted average
  rates of 3.3% and 6.6%) .......................      $  1,580        $  1,409
Canadian dollar commercial paper (weighted
  average rates of 4.1% and 5.9%) ...............           297             285
Canadian dollar notes due 2001 - 2009
  (weighted average rates of 5.2% and
  6.0%)(A) ......................................           763             672
Notes due 2001 - 2037 (weighted average
  rates of 6.5% and 6.9%)(B) ....................         2,920           2,115
Debentures due 2012 - 2098 (weighted
  average rate of 7.4%) .........................         3,783           3,800
8.35% zero coupon notes due 2020 (net of
  unamortized discount of $493 and $501,
  respectively) .................................           136             128
Euro notes due 2001 - 2021 (weighted
  average rates of 6.3% and 6.4%)(C) ............         2,315           2,277
Various foreign currency debt ...................           204             276
Other debt ......................................           120             109
                                                       --------        --------
  Long-term debt including effect of net
    asset positions of currency swaps ...........        12,118          11,071
  Net asset positions of currency swap
    agreements(D) ...............................            55              50
                                                       --------        --------
                                                       $ 12,173        $ 11,121
                                                       ========        ========

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - LONG-TERM DEBT (CONTINUED)

(A) During the first nine months of 2001, the Company issued $79 million in notes due 2001-2003 with a weighted average interest rate of 5.2% under its Canadian Medium Term Note Program.

(B) In the third quarter of 2001 the Company issued $1 billion in notes due 2006-2011 with a weighted average interest rate of 5.79% under its shelf registration statement with the Securities and Exchange Commission.

(C) During the first nine months of 2001, the Company issued $255 million of 6.5% notes due 2016 under its Euro Medium Term Note Program in exchange for euro notes due 2013.

(D) The net asset positions of currency swap agreements are included in the balance sheet as assets.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to September 28, 2001 are as follows (in millions): 2002 - $980; 2003
- $1,571;  2004 - $1,974; 2005 - $262; and 2006 - $816.

The Company has domestic and international credit facilities to support its commercial paper programs and other borrowings as needed. At September 28, 2001 and December 31, 2000, the Company had $69 million and $128 million, respectively, of short-term borrowings outstanding under these credit facilities. At September 28, 2001 and December 31, 2000, the Company had $2.9 billion and $2.7 billion, respectively, available for short-term borrowings under domestic and international credit facilities.

At September 28, 2001 and December 31, 2000, approximately $2.1 billion and $2.0 billion, respectively, of borrowings due in the next 12 months were classified as maturing after one year due to the Company's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At September 28, 2001 and December 31, 2000, the Company had available for issuance approximately $1.7 billion and $2.7 billion, respectively, in registered debt securities under a registration statement with the Securities and Exchange Commission. At September 28, 2001 and December 31, 2000, the Company had available for issuance approximately $1 billion and $0.5 billion, respectively, in debt securities under a Euro Medium Term Note Program, and at September 28, 2001 and December 31, 2000, the Company had approximately $0.5 billion and $0.6 billion, respectively, available for issuance under a Canadian Medium Term Note Program.

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

NOTE D - ACQUISITIONS

On July 10, 2001 the Company completed the acquisition of Hondo Incorporated and Herbco Enterprises, Inc., collectively known as Herb Coca-Cola. Herb Coca-Cola's operations have been included in the consolidated statements since July 1, 2001. Assets and liabilities acquired are included in the Company's September 28, 2001 consolidated balance sheet at the preliminary estimates of their fair values at the date of acquisition. Herb Coca-Cola was previously the third largest bottler of products of The Coca-Cola Company in the United States. As a result of the acquisition, the Company will sell approximately 80% of The Coca-Cola Company's bottle and can volume in the United States. The Company expects cost savings and system rationalization as a result of the proximity of Herb Coca-Cola's operations to its existing territories.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - ACQUISITIONS (CONTINUED)

The total transaction value was approximately $1.4 billion, including cash of $1 billion and common stock of $400 million. The value of the 25 million shares issued was determined based on the average closing price of the Company's common shares over the two day period before and after the terms of the acquisition were finalized and agreed to. The total transaction value is comprised of approximately $1.3 billion for the bottling operations and $100 million for the value of incremental tax benefits associated with the structure of the transaction.

The following table summarizes unaudited pro forma financial information of the Company for the quarters and nine months ended September 28, 2001 and September 29, 2000 as if the acquisition of Herb Coca-Cola had been completed January 1, 2000. The unaudited pro forma financial information reflects adjustments for the estimated financing costs of the acquisition, the elimination of goodwill/franchise amortization by Herb Coca-Cola, the difference in income tax rates between the Company and Herb Coca-Cola, and the number of shares outstanding. Adjustments to eliminate goodwill and franchise amortization have been made to present pro forma financial information as of January 1, 2000 in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. Under the provisions of FAS 142, goodwill acquired in a business combination after June 30, 2001 is not amortized. In addition, as franchise is classified as an intangible asset with an indefinite useful life according to FAS 142, any franchise acquired in a business combination after June 30, 2001 is also not amortized.

                              QUARTER ENDED               NINE MONTHS ENDED
                      ----------------------------  ----------------------------
                      SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 28,  SEPTEMBER 29,
                           2001           2000           2001           2000
                      -------------  -------------  -------------  -------------

Net operating
  revenues .........     $  4,276       $  4,096       $ 12,190       $ 11,877
                         ========       ========       ========       ========

Net income
  applicable
  to common
  shareowners ......     $     25       $    132       $     41       $    226
                         ========       ========       ========       ========

Basic net
  income per
  share
  applicable
  to common
  shareowners ......     $   0.06       $   0.30       $   0.09       $   0.51
                         ========       ========       ========       ========

Diluted net
  income per
  share
  applicable
  to common
  shareowners ......     $   0.05       $   0.29       $   0.09       $   0.50
                         ========       ========       ========       ========

The Company's results include the following significant nonrecurring items: (i) $41 million in restructuring and other charges, recognized in the third quarter of 2001 and discussed in Note F, (ii) income tax benefits of $6 million and $46 million due to rate changes in Canada, recognized in the third quarter of 2001 and the second quarter of 2001, respectively, (iii) insurance proceeds of $20 million related to the Company's 1999 Belgian product recall, recognized in the third quarter of 2000, and (iv) a restructuring charge of $12 million related to operations in Great Britain, recognized in the second quarter of 2000.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - ACQUISITIONS (CONTINUED)

In addition, Herb Coca-Cola's results included in the pro forma results above include the following significant nonrecurring items: (i) net occupancy expense eliminated with the acquisition of $2 million per quarter, recognized in each quarter from the first quarter of 2000 through the second quarter of 2001, (ii) employee loyalty bonuses of $20 million recognized in the second quarter of 2001, and (iii) bad debt expense of $6 million recognized in the second quarter of 2001.

NOTE E - INCOME TAXES

The Company's effective tax rates for the first nine months of 2001 and 2000 were approximately 57% and 34%, respectively, excluding the rate change benefits in 2001. The effective tax rate for 2001 is a result of our projection of
earnings  for  full-year  2001  in  combination   with  earnings  and  tax  rate
differences in the countries in which we operate. The adjustment in the effective tax rate estimate for full-year 2001 from approximately 65% reported in second-quarter 2001 to 57% increased income tax expense in the third quarter of 2001 by approximately $3 million. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                         NINE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 28,   SEPTEMBER 29,
                                                        2001            2000
                                                   -------------   -------------

U.S. federal statutory expense .................        $  3            $117
State expense, net of federal benefit ..........           1               7
Taxation of European and Canadian
  operations, net ..............................           3             (20)
Valuation allowance provision ..................          --               1
Nondeductible items ............................          (1)              7
Other, net .....................................          (2)              1
                                                        ----            ----
                                                        $  4            $113
                                                        ====            ====

In the third quarter of 2001, corporate income tax rates were reduced in two Canadian provinces. These rate changes reduced deferred tax liabilities associated with the Company's Canadian operations by approximately $6 million or $.01 per common share. This deferred tax liability reduction was recognized as a credit to income tax expense in the third quarter of 2001.

In the second quarter of 2001, corporate income tax rates for Canada and one Canadian province were reduced. These rate changes reduced deferred liabilities associated with the Company's operations in Canada by $46 million or $0.11 per common share. This deferred tax liability reduction was recognized as a credit to income tax expense in the second quarter of 2001.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F - RESTRUCTURING AND OTHER CHARGES

During the third quarter 2001, the Company recorded restructuring and other charges totaling $41 million. Total restructuring and other charges are projected to total approximately $80 million in 2001 with the remainder being incurred in the fourth quarter. The restructuring charge related to a series of steps designed to improve the Company's cost structure including the elimination of unnecessary support functions following the consolidation of North America into one operating unit and streamlining the management of the North American operations responsive to the current business environment.

Of the estimated 2,000 North American positions affected, approximately 750 employees were separated as of September 28, 2001. Employees separated as a result of the restructuring were offered severance packages which included both financial and nonfinancial components. Restructuring expenses include the costs associated with involuntary terminations and other direct costs associated with implementing the restructuring. Severance pay benefits are to be paid over the benefit period. Other direct costs include relocation costs and costs of development, communication, and administration of the restructuring.

The table below summarizes accrued restructuring expenses and amounts charged against the accrual as of and for the quarter ended September 28, 2001 (in millions):

                                                                 ACCRUED BALANCE
                                                                  SEPTEMBER 28,
          RESTRUCTURING SUMMARY            EXPENSES   PAYMENTS         2001
----------------------------------------   --------   --------   ---------------
Employee terminations...................
  Severance pay and benefits............     $ 26       $ --           $ 26
  Other direct costs....................        1         (1)            --
                                             ----       ----           ----
Total...................................     $ 27       $ (1)          $ 26
                                             ====       ====           ====

In addition, during the quarter the Company completed its analysis of certain technology initiatives and capital projects and recognized an impairment charge of $14 million to reduce the carrying value of assets to net recoverable values.

NOTE G - SHARE REPURCHASES

Under the April 1996 and October 2000 share repurchase programs authorizing the repurchase of up to 60 million shares, the Company can repurchase shares in the open market and in privately negotiated transactions. In the first nine months of 2001, the Company repurchased approximately 400,000 shares of common stock for an aggregate purchase price of approximately $8.4 million. Of the 30 million shares authorized under the 1996 program, 26.7 million shares have been repurchased since its inception. The 2000 plan commences upon completion of the 1996 plan.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE H - STOCK-BASED COMPENSATION PLANS

The Company granted approximately 16.1 million service-vested stock options to certain executive and management level employees during the first nine months of 2001. These options vest over a period of up to 4 years and expire 10 years from the date of grant. Of the total options granted, 12.3 million were granted at an exercise price equal to the fair market value of the stock on the grant date, and 3.8 million were granted at exercise prices in excess of fair market value at the grant date.

The Company granted 336,000 restricted stock shares to certain key employees of the Company during the first nine months of 2001. These awards vest upon continued employment for a period of 4 years.

An aggregate of 2.5 million shares of common stock were issued during the first nine months of 2001 from the exercise of stock options.

NOTE I - DERIVATIVES

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

The hedges entered into by the Company can be categorized as fair value, cash flow, or net investment hedges. The Company enters into fair value hedges to mitigate exposure to changes in the fair value of fixed rate debt resulting from fluctuations in interest rates. Effective changes in the fair values of designated and qualifying fair value hedges are recognized in earnings as offsets to changes in the fair value of the related hedged liabilities. At adoption and during the nine months ended September 28, 2001, there was no ineffectiveness related to fair value hedges. Ineffectiveness is defined as the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item.

The Company enters into cash flow hedges to mitigate exposure to changes in the cash flows attributable to certain forecasted transactions such as international raw material purchases and payments on certain foreign currency debt obligations. Changes in the fair value of cash flow hedging instruments are recognized in accumulated other comprehensive income. Amounts recognized in accumulated other comprehensive income are then subsequently reversed to earnings in the same periods the forecasted purchases or payments affect earnings. Changes in fair value from ineffectiveness of cash flow hedges are recognized in income currently. During the first nine months of 2001, the Company recognized a loss of approximately $1 million of ineffectiveness related to cash flow hedges of international raw material purchases. This amount has been recorded in other nonoperating expenses in the consolidated statement of income.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE I - DERIVATIVES (CONTINUED)

The Company recognized a charge, net of tax, of approximately $26 million in accumulated other comprehensive income during the first quarter of 2001 from the adoption of SFAS No. 133. At September 28, 2001, the Company anticipates that approximately $1 million of deferred losses related to cash flow hedges of forecasted international raw materials purchases will be reversed out of accumulated other comprehensive income on a net-of-tax basis and recognized in earnings over the next 12 months.

The Company enters into certain nonfunctional currency borrowings as net investment hedges of international subsidiaries. During the first nine months of 2001, the net amount recorded in accumulated comprehensive income related to these borrowings was a loss of approximately $24 million.

NOTE J - EARNINGS PER SHARE

The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions).

                              QUARTER ENDED               NINE MONTHS ENDED
                      ----------------------------  ----------------------------
                      SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 28,  SEPTEMBER 29,
                           2001           2000           2001           2000
                      -------------  -------------  -------------  -------------

Net income .........      $   26         $  131         $   56         $  221
Preferred stock
  dividends ........           1              1              3              3
                          ------         ------         ------         ------
Basic and
  diluted
  net income
  applicable
  to common
  shareowners ......      $   25         $  130         $   53         $  218
                          ======         ======         ======         ======
Basic average
  common shares
  outstanding ......         442            418            427            419
Effect of
  dilutive
  securities:
  Stock
    compensation
    awards .........           7              9              8             10
                          ------         ------         ------         ------
Diluted average
  common shares
  outstanding ......         449            427            435            429
                          ======         ======         ======         ======
Basic net income
  per share
  applicable to
  common
  shareowners ......      $ 0.06         $ 0.31         $ 0.13         $ 0.52
                          ======         ======         ======         ======
Diluted net
  income per
  share
  applicable
  to common
  shareowners ......      $ 0.06         $ 0.30         $ 0.12         $ 0.51
                          ======         ======         ======         ======

NOTE K - PREFERRED STOCK

In connection with the 1998 acquisition of Great Plains Bottlers and Canners, Inc., the Company issued 401,528 shares of $1 par value voting convertible preferred stock ("Great Plains series"). The mandatory conversion date for the Great Plains series is August 7, 2003. As of September 28, 2001, 35,000 shares of the Great Plains series have been converted into 154,778 shares of common stock from treasury.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE L - COMPREHENSIVE INCOME (LOSS)

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

                              QUARTER ENDED               NINE MONTHS ENDED
                      ----------------------------  ----------------------------
                      SEPTEMBER 28,  SEPTEMBER 29,  SEPTEMBER 28,  SEPTEMBER 29,
                           2001           2000           2001           2000
                      -------------  -------------  -------------  -------------

Net income .........      $   26         $  131         $   56         $  221
Currency items,
  including tax
  effects of net
  investment
  hedges ...........          14             (3)            24            (98)
Unrealized gain
  (loss) on
  securities,
  net of tax .......          --             (1)             1             (2)
Unrealized gain
  (loss) on cash
  flow hedges,
  net of tax .......          (9)            --             17             --
Reclassifications
  into earnings
  for cash flow
  hedges, net of
  tax ..............           3             --             11             --
Cumulative effect
  of adopting
  SFAS 133,
  net of tax .......          --             --            (26)            --
                          ------         ------         ------         ------
Net adjustments
  to accumulated
  comprehensive
  income (loss) ....           8             (4)            27           (100)
                          ------         ------         ------         ------

Comprehensive
  income ...........      $   34         $  127         $   83         $  121
                          ======         ======         ======         ======

NOTE M - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On September 28, 2001, the Company operated in 46 states in the United States, the District of Columbia, the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE M - GEOGRAPHIC OPERATING INFORMATION (CONTINUED)

The following table presents net operating revenues for the nine months ended September 28, 2001 and September 29, 2000 and long-lived assets as of September 28, 2001 and December 31, 2000 by geographic territory (in millions):

                                       2001                        2000
                             -----------------------     -----------------------
                                NET           LONG-         NET           LONG-
                             OPERATING        LIVED      OPERATING        LIVED
                             REVENUES(A)      ASSETS     REVENUES(A)     ASSETS
                             -----------     -------     -----------     -------
North American..........      $  8,985       $16,721      $  8,491       $15,435
European................         2,747         4,125         2,698         4,096
                              --------       -------      --------       -------
Consolidated............      $ 11,732       $20,846      $ 11,189       $19,531
                              ========       =======      ========       =======

  (A) Because of acquisitions and business seasonality, reported results may not be indicative of full-year results for periods presented.

The Company has no material amounts of sales or transfers between its North American and European territories and no significant United States export sales.

NOTE N - COMMITMENTS AND CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company has guaranteed payment of up to $286 million of indebtedness owed by these manufacturing cooperatives to third parties. At September 28, 2001, these cooperatives had approximately $159 million of indebtedness guaranteed by the Company. In addition, the Company has issued letters of credit principally under self-insurance programs aggregating approximately $167 million.

The Company participates in programs with The Coca-Cola Company, implemented under the master bottle contract between the Company and The Coca-Cola Company, designed to accelerate the placement of cold drink equipment in certain territories. Under these programs, the Company receives reimbursements from The Coca-Cola Company of a portion of the cost of developing the infrastructure (consisting primarily of people and systems) necessary to support the accelerated placements. These reimbursements are recognized as an offset to expenses as incurred in the period for which the reimbursements are designated. Under the programs, the Company agrees to: (1) purchase specified numbers of venders/coolers or cold drink equipment each year through 2008, (2) place the equipment in specified territories of the Company, (3) maintain and stock the equipment in accordance with specified standards, and (4) report to The Coca-Cola Company minimum average annual sales volumes throughout the economic life of the equipment. Should the Company not satisfy these or other provisions of the program, the agreement provides for the parties to meet to work out mutually agreeable solutions. If the parties were unable to agree on an alternative solution, The Coca-Cola Company would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under this program, and the Company believes the probability of a partial refund of amounts previously paid under the program is remote. The Company believes it would in all cases resolve any matters that might arise with The Coca-Cola Company.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE N - COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

The Company's bottler in California was involved in a lawsuit by current and former employees seeking damages arising principally from California wage and hour issues. The final settlement of approximately $20 million, including legal fees, was approved by the court in October 2001. The Company has adequately provided for amounts to be paid under the settlement.

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

NOTE O - ACCOUNTING DEVELOPMENTS

On July 20, 2001, the FASB issued two statements, Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 (such as the Herb Coca-Cola acquisition discussed in Note D) and address the accounting for intangible assets. Beginning January 1, 2002, the Company will no longer amortize its remaining goodwill and franchise assets, but will, however, evaluate them for impairment annually. The Company is currently reviewing the statements to determine the overall effect on the Company.

PART I.    FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         BUSINESS SUMMARY AND OBJECTIVES

The Company is the world's largest marketer, producer, and distributor of products of The Coca-Cola Company. The Company also distributes other beverage brands in some of its markets. The Company operates in parts of 46 states in the United States, all 10 provinces of Canada, and in portions of Europe, including Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands.

Our primary objective is to deliver a superior investment return to our shareowners through sustainable, profitable, long-term per capita consumption growth. We communicated our revised financial projections for 2001 earlier this year. While we are disappointed in our 2001 projected financial results, we are encouraged by our third quarter volume performance. Our goals for the remainder of 2001 directed towards improving our financial performance are: (i) to maximize price realization in a continuing competitive retail price environment,
(ii) to stabilize volume in our core brand portfolio, (iii) to increase volume through new brand initiatives, and (iv) to bring our cost structure in line with our current business environment.

To achieve these goals, we will continue to expand distribution of new products such as diet Coke with Lemon, Minute Maid Lemonade and Fruit Punch, and Fanta flavors. We will also continue our multi-pack strategy, including sales of 15-packs, 18-packs, and 20-packs. This strategy is intended to achieve price realization and stabilize our core brand volume. We will supplement the multi-pack strategy with 24-packs in certain markets. In addition, we will implement marketing plans developed jointly with The Coca-Cola Company that work well with our traditional strength during the holiday season. We will also continue to implement our new organizational structure, announced in July, and to realize the associated cost savings.

OUTLOOK

Current expectations for volume, net pricing growth, and costs will result in full-year 2001 cash operating profit ("COP") being in a range of $2.12 billion to $2.17 billion, including results from the Herb Coca-Cola acquisition in the second half of 2001. Full-year 2001 earnings per common share, excluding the restructuring charge and the income tax rate benefit discussed below and including the partial year results of the Herb acquisition, is forecast to be in the range of $0.01 to $0.05.

We believe new product introductions, including diet Coke with Lemon, and upcoming marketing activities will enable us to achieve approximately 2% volume growth in North America in the full year 2001. Our fall promotional activities developed with The Coca-Cola Company center around a Harry Potter promotion in North America and Europe. The Harry Potter promotion will complement our traditional strength in the holiday season. We expect volume growth in Europe of 6% to 7% for full year 2001.

We continue to see a challenging pricing environment in North America. North American price realization has been below the levels required to cover our cost and operating expense increases. For the third quarter of 2001 in North America, we achieved currency neutral pricing growth of approximately 1%. This growth was comprised of a 1% rate and a 1% mix increase, which were partially offset by the impact of expanding Dasani into all business channels and pricing initiatives associated with reintroducing PowerAde.

In Europe, pricing was up approximately 2% in the third quarter of 2001 on a currency neutral basis compared to prior year. This growth was comprised of low single digit increases on the Continent and relatively flat pricing in Great Britain. We continue to expect overall European pricing growth in a low single digit range for the year.

In July 2001, we announced a restructuring involving a series of steps designed to improve the Company's cost structure. These steps include the elimination of certain support functions as a result of consolidating our North American operations into one operating unit and streamlining the management of our North American operations to reflect the current business environment. We are also performing a comprehensive analysis of certain technology initiatives and capital projects to evaluate our continued investment in these initiatives. Management currently anticipates total charges associated with restructuring and capital analysis to approximate $80 million, $41 million of which were incurred in the third quarter of 2001, with the balance to be incurred in the fourth quarter. Operating savings related to the restructuring are expected to approximate $80 million to $100 million annually.

Management's Discussion and Analysis should be read in conjunction with the Company's consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated cash operating profit, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, was $581 million in the third quarter of 2001, 18% lower than reported third-quarter 2000 results. Comparable currency neutral cash operating profit excluding nonrecurring items declined approximately 13%. Operating income decreased by $155 million, primarily as a result of increased operating costs and reduced infrastructure funding. Excluding the impact of currency translations, third-quarter 2001 net price per case increased over 1%, comprised of a 1% increase in North America and a 2% increase in Europe. Net price per case is our calculated per case gross revenues from customers less discounts and allowances. Our consolidated bottle and can cost of sales per case was approximately 1 1/2% higher on a reported basis and 3 1/2% higher on a currency-neutral basis in the third quarter of 2001 compared to the third quarter of 2000, including results from the Herb Coca-Cola acquisition in both quarters.

Our reported net income applicable to common shareowners was $25 million, $0.06 per diluted common share, compared to reported income of $0.30 per diluted share for the third quarter of 2000. Excluding restructuring and other charges and a nonrecurring tax benefit related to our operations in Canada, third-quarter 2001 net income applicable to common shareowners was $44 million, or $0.10 per share. Comparable third-quarter 2000 net income applicable to common shareowners was $119 million, or $0.26 per diluted common share, including results from Herb Coca-Cola for that period and excluding nonrecurring items. Our operating results in the third quarter of each year reflect the seasonality of our business. Our unit sales traditionally are higher in the hotter months during the second and third quarters and costs such as interest, depreciation, and amortization are not seasonal.

Cold drink volume growth in North America was 2% in the third quarter of 2001, still below our long-term goal. We expect cold drink volume growth to improve in the fourth quarter of 2001 as we continue to roll out new brands and packages specifically targeted to cold drink channels, although we recognize that the current economic environment may dampen growth in some of these channels which relate to travel and leisure activities. We will continue to increase reliance on refurbished venders to ensure that the assets and infrastructure directed at this part of our business are earning optimal rates of return.

European volume results for the third quarter of 2001 were exceptionally strong, with overall volume growth of 12 1/2%. Brands such as diet Coke, Coca-Cola light and Fanta all experienced strong double digit growth in the quarter. Sales of 500ML PET products increased more than 30 percent as well.

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

NET OPERATING REVENUES AND COST OF SALES

The Company's reported third-quarter 2001 net operating revenues increased 11% to approximately $4.3 billion, reflecting the impact of the Herb Coca-Cola acquisition, improved volume, and pricing improvements offset by the impact of currency translations. Comparable third-quarter 2001 net operating revenues including the Herb Coca-Cola acquisition in the third quarter of 2000 increased 4% from approximately $4.1 billion. Nine-month 2001 reported net operating revenues increased 5% to $11.7 billion. Comparable nine-month 2001 net operating revenues including the Herb acquisition in the third quarter of 2000 increased 3% from approximately $11.4 billion. For the first nine months of 2001, North America represented 76% of total revenues while Europe contributed the remaining 24%.

Average bottle and can net price per case declined 1/2% in the third quarter of 2001 compared to the third quarter of 2000. Excluding the impact of currency translations and including the Herb acquisition in the third-quarter, net price per case in the third quarter of 2001 increased 1%.

Bottle and can cost of sales per case increased 1 1/2% in the third quarter of 2001 compared to the third quarter of 2000. Excluding the impact of foreign currency translations and including the Herb acquisition, cost of sales per case increased 3 1/2%. This increase results from higher concentrate costs and other raw materials costs and a mix shift to higher cost PET packages. We continue to expect an increase in carbonated beverage concentrate costs for full-year 2001 of approximately 2 1/2% in North America and 3 1/2% in Europe.

VOLUME

Comparable results shown in the table below are adjusted for acquisitions completed in 2000 and 2001.

--------------------------------------------------------------------------------
                                       THIRD-QUARTER 2001     NINE-MONTHS 2001
                                      --------------------  --------------------
                                      REPORTED  COMPARABLE  REPORTED  COMPARABLE
                                       CHANGE     CHANGE     CHANGE     CHANGE
--------------------------------------------------------------------------------
Physical Case Bottle and Can Volume:
  Consolidated                        11 1/2%      5    %    6    %      3 1/2%
  North American Territories          11 1/2%      3    %    5    %      2    %
  European Territories                12 1/2%     12 1/2%    8 1/2%      8 1/2%
--------------------------------------------------------------------------------

For third-quarter 2001, the volume of non-carbonated brands, principally Dasani, Minute Maid Lemonade and Fruit Punch, and PowerAde, increased substantially on a consolidated basis. Diet Coke/Coca-Cola light volume grew approximately 5%, and Fanta volume was up over 60% as a result of 40% European growth and the reintroduction of the brand in the United States. Coca-Cola classic volume increased slightly while Sprite was down slightly. Our combined 500ML PET and 12-ounce PET (primarily Dasani water packages) grew over 26% in the third quarter of 2001 compared to the third quarter of 2000.

PER SHARE DATA

In third-quarter 2001, our reported net income applicable to common shareowners was $25 million, $0.06 per diluted common share, compared to $0.30 per diluted common share in the third quarter of 2000. Excluding restructuring and other charges and a nonrecurring tax benefit related to our operations in Canada, third-quarter 2001 net income applicable to common shareowners was $44 million, or $0.10 per diluted common share. Comparable third-quarter 2000 net income applicable to common shareowners of $119 million, or $0.26 per diluted common share, includes results from Herb Coca-Cola for that period and excludes nonrecurring items.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

For third-quarter 2001, comparable consolidated selling, delivery, and administrative expenses as a percentage of net operating revenues increased to 31.2% from third-quarter 2000 results of 29.1%. This increase is primarily a result of headcount added in 2000 and a decrease in infrastructure funding. Comparable results do not include the restructuring and other charges of $41 million recorded in third-quarter 2001 and the $20 million of insurance proceeds recorded in third-quarter 2000.

The Company participates in programs with The Coca-Cola Company designed to accelerate the placement of cold drink equipment. Under the multi-year programs, the Company incurs incremental expenses to develop an infrastructure (consisting primarily of people and systems) to support the accelerated placement of cold drink equipment and receives reimbursements from The Coca-Cola Company of a portion of the costs of the program. As previously announced, 2001 funding under this program will be approximately $60 million less than provided in full-year 2000.

INTEREST EXPENSE

Third-quarter and year-to-date 2001 net interest expense decreased from reported 2000 levels principally due to a lower weighted average interest rate. The weighted average interest rate for the third quarter and first nine months of 2001 was 6.1% and 6.5%, respectively, compared to 6.8% in the third quarter and first nine months of 2000.

INCOME TAXES

The Company's effective tax rates for the first nine months of 2001 and 2000 were approximately 57% and 34%, respectively, excluding the rate change benefits in 2001. The effective tax rate for 2001 is a result of our projection of
earnings  for  full-year  2001  in  combination   with  earnings  and  tax  rate
differences in the countries in which we operate. The adjustment in the effective tax rate estimate for full-year 2001 from approximately 65% reported in second-quarter 2001 to 57% increased income tax expense in the third quarter of 2001 by approximately $3 million. Our effective tax rate for the remainder of 2001 will change if the operating results for the year differ from current expectations. The effective tax rate for full-year 2000 was 33% before the impact of the $14 million non-recurring reduction to income tax expense recognized in the fourth quarter of 2000.

In the third quarter of 2001, corporate income tax rates were reduced in two Canadian provinces. These rate changes reduced deferred tax liabilities associated with the Company's Canadian operations by approximately $6 million, or $0.01 per common share. This deferred tax liability reduction was recognized as a credit to income tax expense in the third quarter of 2001.

In the second quarter of 2001, corporate income tax rates for Canada and one Canadian province were reduced. These rate changes reduced deferred liabilities associated with the Company's operations in Canada by $46 million or $0.11 per common share. This deferred tax liability reduction was recognized as a credit to income tax expense in the second quarter of 2001.

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

For long-term financing needs, we had available at September 28, 2001 (i) $1.7 billion in registered debt securities for issuance under a registration statement with the Securities and Exchange Commission, (ii) $1 billion in debt securities under a Euro Medium Term Note Program, and (iii) $0.5 billion in debt securities under a Canadian Medium Term Note Program.

We satisfy seasonal working capital needs and other financing requirements with bank borrowings and short-term borrowings under our commercial paper program and other credit facilities. At September 28, 2001, we had approximately $2.9 billion available for future borrowings under these facilities. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of third-quarter 2001, the Company's debt portfolio was 71% fixed rate debt and 29% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments decreased $114 million during the first nine months of 2001 from net cash transactions. Our primary uses of cash during the first nine months of 2001 were investments in bottling operations totaling $906 million, capital expenditures totaling $605 million, and long-term debt payments totaling $483 million. Our primary sources of cash for the first nine months of 2001 were proceeds from the increase in commercial paper and the issuance of long-term debt aggregating $1.37 billion and proceeds from our operations of approximately $557 million, net of working capital requirements of $372 million.

Operating Activities: Operating activities resulted in $557 million of net cash provided during the first nine months of 2001 compared to $758 million in the first nine months of 2000.

Investing Activities: Net cash used in investing activities resulted primarily from the Herb Coca-Cola acquisition and our continued capital investments. We expect full-year 2001 capital expenditures to be less than $1 billion.

Financing Activities: The Company continues to refinance portions of its short-term borrowings as they mature with short-term and long-term fixed and floating rate debt. In connection with the acquisition of Herb Coca-Cola in the third quarter of 2001, the Company issued $1 billion in notes due 2006-2011 under its shelf registration statement with the Securities and Exchange Commission. In addition, in the first nine months of 2001 the Company issued $79 million in notes due 2001 - 2003 under its Canadian Medium Term Note Program and $255 million of notes due 2016 under its Euro Medium Term Note Program in exchange for euro notes due 2013.

                               FINANCIAL CONDITION

The increase in net property, plant, and equipment primarily resulted from the addition of Herb Coca-Cola property and capital expenditures net of depreciation costs. The increase in long-term debt primarily resulted from the issuance of debt to finance the acquisition of Herb Coca-Cola in excess of net debt payments.

In the first nine months of 2001, changes in currencies resulted in a gain in comprehensive income of $24 million. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars affects the comparability of revenues and expenses between periods.

                         KNOWN TRENDS AND UNCERTAINTIES

EURO CURRENCY CONVERSIONS

On January 1, 1999, 11 of the 15 Member States of the European Union established fixed conversion rates between existing currencies and the European Union's common currency ("euro"). The Company conducts business in several of these Member States, and in one (the United Kingdom) that chose not to participate. The transition period for the introduction of the euro for the participating countries is January 1, 1999 through January 1, 2002, and by March 1, 2002, all national currencies for the participating countries will be replaced by the euro.

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

We have completed all necessary conversion processes and have begun to manage our business in euros. We will have all vending machines ready for euro coinage by the end of 2001 and we will finalize all local currency conversions in the first quarter of 2002.

As of September 28, 2001, the Company had incurred approximately $23 million in costs associated with this conversion process. The Company estimates the total cost for the project will be close to $28 million, and approximately 90% of these costs will be capital costs.

Based upon progress to date, the Company believes use of the euro will not have a significant impact on the manner in which it conducts business. However, due to numerous uncertainties, we cannot be assured that all issues related to the euro conversion have been identified and that any additional issues would not have a material effect on the Company's operations or financial condition.

CONTINGENCIES

The Company participates in programs with The Coca-Cola Company, implemented under the master bottle contract between the Company and The Coca-Cola Company, designed to accelerate the placement of cold drink equipment in certain territories. Under these programs, the Company receives reimbursements from The Coca-Cola Company of a portion of the cost of developing the infrastructure (consisting primarily of people and systems) necessary to support the accelerated placements. These reimbursements are recognized as an offset to expenses as incurred in the period for which the reimbursements are designated. Under the programs, the Company agrees to: (1) purchase specified numbers of venders/coolers or cold drink equipment each year through 2008, (2) place the equipment in specified territories of the Company, (3) maintain and stock the equipment in accordance with specified standards, and (4) report to The Coca-Cola Company minimum average annual sales volumes throughout the economic life of the equipment. Should the Company not satisfy these or other provisions of the program, the agreement provides for the parties to meet to work out mutually agreeable solutions. If the parties were unable to agree on an alternative solution, The Coca-Cola Company would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under this program, and the Company believes the probability of a partial refund of amounts previously paid under the program is remote. The Company believes it would in all cases resolve any matters that might arise with The Coca-Cola Company.

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

The Company's bottler in California was involved in a lawsuit by current and former employees seeking damages arising principally from California wage and hour issues. The final settlement of approximately $20 million, including legal fees, was approved by the court in October 2001. The Company has adequately provided for amounts to be paid under the settlement.

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

ACCOUNTING DEVELOPMENTS

On July 20, 2001, the FASB issued two statements, Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 (such as our Herb Coca-Cola acquisition discussed in Note D) and address the accounting for intangible assets. Beginning January 1, 2002, the Company will no longer amortize its remaining goodwill and franchise assets, but will, however, evaluate them for impairment annually. The impact of eliminating franchise and goodwill amortization expense on full year 2000 results is included on page 32 of the Company's Annual Report for the fiscal year ended December 31, 2000. We are currently reviewing the statements to determine any other potential effect on the Company.

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

PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

In June 2001, The Coca-Cola Bottling Company of New York, Inc. ("CCBNY"), a subsidiary of the Company, was named as a potentially responsible party at the Mattiace Petrochemical superfund site in Glen Cove, New York. The Environmental Protection Agency has offered CCBNY the opportunity to settle its liability for $240,000.

In March 2001, Hondo Incorporated, a subsidiary acquired by the Company in July 2001, agreed to a consent decree with the EPA in which it and 24 other potentially responsible parties agreed to complete the cleanup work at the Lenz Oil superfund site, near Lemont, Illinois. The work is expected to take 5 to 6 years, and Hondo's share of the cost is expected to be approximately $250,000.

The following developments have occurred with respect to matters reported as "Legal Proceedings" in the Company's Annual Report on Form 10-K for the period ended December 31, 2000:

The final judgment for the first trial group in Harmar Bottling Company et al v. Coca-Cola Company, et al. was entered in the trial court in Daingerfield,
Texas on May 14, 2001. The five plaintiffs were awarded $15,144,696 plus $45,274 in costs. The court entered an injunction against marketing practices of the defendants, including the Company, but provided the injunction will not go into effect during the appeals. The Company has appealed the verdict.

In August 2001, CCBNY agreed to pay $217,954 in settlement of Bedford Land Development Co., Inc. v. IKON Office Solutions, Inc. et al, a lawsuit against multiple defendants based upon alleged contamination of property in Ohio.

In September 2001, BCI Coca-Cola Bottling Company of Los Angeles, a subsidiary of the Company, settled its alleged liability for the Operating Industries, Inc. superfund site in Monterey, California by agreeing to pay $878,090 to the clean-up fund. The settlement was larger than earlier estimates by the Company because of the EPA's determination that BCI was successor to two additional companies that sent waste to the landfill when it was in operation during the 1970's.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

 EXHIBIT                                               INCORPORATED BY REFERENCE
 NUMBER                    DESCRIPTION                 OR FILED HEREWITH
---------   ---------------------------------------    -------------------------
    3       Bylaws of Coca-Cola Enterprises Inc.       Filed Herewith
              (as amended through October 16, 2001)

   12       Statements regarding computations of       Filed Herewith
              ratios

(b) Reports on Form 8-K:

During third-quarter 2001, the Company filed the following current reports on Form 8-K:

  DATE OF REPORT                             DESCRIPTION
------------------   -----------------------------------------------------------

  July 10, 2001      Completion  of  the  acquisition  of  Herb  Coca-Cola   and
                     election of Paula G. Rosput to the Board of Directors.

  July 17, 2001      Press  release  reporting second-quarter  2001 results  and announcing a restructuring charge.

  July 17, 2001      Condensed  Consolidated  Statements  of  Income and Balance
                     Sheet (unaudited) of the Company, reporting results of operations and financial position for the second quarter and first six months of 2001.

  August 9, 2001     Terms agreement  relating  to  the  offer  and  sale of the
                     Company's  5.375% Notes due 2006 and 6.125% Notes due 2011;
                     Underwriting agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             COCA-COLA ENTERPRISES INC.
                                             (Registrant)




Date:    November 1, 2001                    /s/ Patrick J. Mannelly
                                             ------------------------------
                                             Patrick J. Mannelly
                                             Senior Vice President and
                                               Chief Financial Officer


Date:    November 1, 2001                    /s/ Michael P. Coghlan
                                             ------------------------------
                                             Michael P. Coghlan
                                             Vice President, Controller and
                                               Principal Accounting Officer