Form 10-K
period 2001-12-31
COCA COLA ENTERPRISES INC
filed 2002-03-29
CIK 804055

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

☐ Transition	Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 01-09300

(Exact name of registrant as specified in its Charter)

Delaware	58-0503352
(State of Incorporation)	(IRS Employer Identification Number)

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
None

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of Common Stock held by nonaffiliates of the registrant as of February 20, 2002 was $4,004,229,323

There were 446,531,218 shares of Common Stock outstanding as of February 20, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2001, are incorporated by reference in Parts II and IV.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 19, 2002 are incorporated by reference in Part III.

PART I

ITEM 1.     BUSINESS

Introduction

The Company is the world’s largest Coca-Cola bottler.

The Company was incorporated in 1944 under the laws of Delaware as a wholly owned subsidiary of The Coca-Cola Company and became a public company in 1986. At February 20, 2002, The Coca-Cola Company owned approximately 38% of the Company’s common stock.

The Company’s bottling territories in North America and in Europe contain approximately 398 million people. The Company estimates that approximately 4.2 billion equivalent cases (192 ounces of finished beverage product) were sold within its territories during 2001 (including sales in acquired territories as if acquisitions occurred as of January 1, 2001). About 92% of this volume consisted of beverages produced and sold under licenses from The Coca-Cola Company.

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

Relationship with The Coca-Cola Company

The Coca-Cola Company is the Company’s largest shareowner. Three directors of the Company are executive officers of The Coca-Cola Company, and one is a former executive officer.

The Company and The Coca-Cola Company are parties to a number of significant transactions and agreements incident to their respective businesses and may enter into additional material transactions and agreements in the future.

The Company conducts its business primarily under agreements with The Coca-Cola Company. These agreements give the Company the exclusive right to produce, market and distribute beverage products of The Coca-Cola Company in authorized containers in specified territories. These agreements provide The Coca-Cola Company with the ability, in its sole discretion, to establish prices, terms of payment, and other terms and conditions for the purchase of concentrates and syrups from The Coca-Cola Company. See “North American Beverage Agreements” and “European Beverage Agreements” below. Other significant transactions and agreements with The Coca-Cola Company include acquisitions of bottling territories, arrangements for cooperative marketing, advertising expenditures, purchases of sweeteners and strategic marketing initiatives.

Since 1979, The Coca-Cola Company has assisted in the transfer of ownership or financial restructuring of a majority of United States Coca-Cola bottler operations and has assisted in similar transfers of bottlers operating outside the United States. The Coca-Cola Company has sometimes acquired bottlers and then sold them to other bottlers, including the Company. The Coca-Cola Company has advised the Company that it may continue this reorganization of its bottler system. See “Bottler Acquisitions by the Company in 2001” below and “Certain Relationships and Related Transactions — Agreements and Transactions with The Coca-Cola Company” in the Company’s Proxy Statement for the Annual Meeting of Shareowners to be held April 19, 2002 (the “Company’s 2002 Proxy Statement”) incorporated by reference into Item 13 of this report.

Bottler Acquisitions by the Company in 2001

Hondo Incorporated, Herbco Enterprises, Inc. and their subsidiaries — July 10, 2001

Operating in portions of Illinois, Indiana, New York, Ohio, Pennsylvania and Wisconsin, including the metropolitan areas of Chicago, Illinois; Milwaukee, Wisconsin; and Rochester, New York.

Southwest Dr. Pepper Bottling Company — August 31, 2001

Operating in Missouri.

Tarpon Springs Coca-Cola Bottling Company — October 31, 2001

Operating in Florida.

The total cost of all of the Company’s acquisitions since reorganization in 1986 is approximately $14.6 billion, including assumed and issued debt where applicable. The Company intends to acquire only bottling businesses offering the Company the ability to produce long-term shareowner value.

Territories

The Company’s bottling territories in North America are located in 46 states of the United States, the District of Columbia, and all ten provinces of Canada. At December 31, 2001, these territories contained approximately 255 million people, representing approximately 79% of the population of the United States and 98% of the population of Canada.

The Company’s bottling territories in Europe consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands. The aggregate population of these territories was approximately 143 million at December 31, 2001.

Products

Within its North American territories the Company produces, markets and distributes beverage products of The Coca-Cola Company or its subsidiaries. In North America, the top five brands in 2001 were: Coca-Cola classic, diet Coke, Sprite, caffeine free diet Coke, and Dasani. Other brands from The Coca-Cola Company and its subsidiaries include Barq’s root beer and other flavors, caffeine free Coca-Cola classic, Cherry Coke and diet Cherry Coke, Citra, diet Coke with lemon, diet Sprite, Fanta, Fresca, Fruitopia, Hi-C fruit drinks, KMX, Mad River, Manzana Mia, Mello Yello, Minute Maid juices and juice drinks, Minute Maid Lemonade and Fruit Punch, Minute Maid and diet Minute Maid soft drinks, Pibb Xtra, Planet Java, POWERade and POWERade light, Red Flash, and TAB. Substantially all of the beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages”) are available throughout the Company’s North American territories.

Additionally, the Company produces, markets and distributes in North America (or obtains from authorized producers) Nestea products, under license from Coca-Cola Nestlé Refreshments, USA, now known as Beverage Partners Worldwide-Americas, a joint venture between The Coca-Cola Company and Nestlé SA, and various other beverage products under the trademarks of companies other than The Coca-Cola Company. The other products marketed and distributed by the Company in select North American territories include: A&W, Canada Dry, Dr Pepper and diet Dr Pepper, Evian, Mendota, Nestea, Cool From Nestea, diet Nestea, Schweppes, Seagrams, and Squirt.

In its European territories, the Company produces, markets and distributes the major products of The Coca-Cola Company and its subsidiaries. In Europe, the top five brands in 2001 were: Coca-Cola, diet Coke/Coke light, Fanta, Schweppes, and Sprite. Other brands from The Coca-Cola Company and its subsidiaries include Alive, Aquana, Aquarius, Bonaqua, Burn, caffeine free Coca-Cola, caffeine free Coca-Cola light, caffeine free diet Coke, Canada Dry, Cherry Coke, Cresta, diet Fanta/Fanta light, Dr Pepper and diet Dr Pepper, Five Alive, Frutonic, Hawaï, Kia-Ora, Kinley, Lilt and diet Lilt, Malvern, Minute Maid juices and juice drinks, Oasis, POWERade, Roses, and Sprite light.

In Europe, just as in North America, the Company markets and distributes products of other franchise companies. These include Appletiser, Ashbourne, Buxton, Capri-Sun, Evian, Fernandes, Nestea, Nestea Splash, Perrier, Red Devil, Rosport, Vittel, and Viva.

The Coca-Cola Company and other companies manufacture syrups and concentrates, and in some cases the finished product, for sale to bottlers and (in some territories) to fountain wholesalers. The Company’s bottling and canning operations use the syrup or concentrate to produce and then package the finished product in authorized containers for sale and direct store delivery to wholesalers and/or retailers, depending on the territory. See “Business — Marketing” and “—Raw Materials” below.

Approximately 73% of the Company’s North American equivalent case sales in 2001 (excluding post-mix) represented caloric products and the balance represented low-calorie products. “Post-mix” (sometimes called fountain syrup) is syrup that is mixed with water and carbon dioxide at the time it is being dispensed into open containers, such as cups, for immediate consumption. The Company also sells a very small amount of product in pre-mix form, which is concentrate already combined with water and carbon dioxide to make the finished product, dispensed for immediate consumption.

The Company sells its products in a variety of packages authorized by The Coca-Cola Company and other companies. In 2001, domestic and international equivalent case sales of the Company, excluding post-mix syrup sales, were packaged approximately 44% in cans, 52% in other nonrefillable packaging, and 4% in refillable and pre-mix containers. Post-mix syrup accounted for approximately 13% of the Company’s equivalent case sales in 2001.

Marketing

Programs

The Company relies extensively on advertising and sales promotions in the marketing of its products. The Coca-Cola Company and the other beverage companies that supply concentrates, syrups and finished products to the Company make substantial advertising expenditures in all major media to promote sales in the local areas served by the Company. The Company also benefits from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company is not obligated to provide marketing support under either the domestic or international beverage agreements, during 2001 it provided approximately $606 million in marketing support directly to the Company.

Cold Drink Equipment Programs.    The Company and The Coca-Cola Company are parties to a 1999-2008 Cold Drink Equipment Purchase Partnership Program agreement dated January 23, 2002 covering certain of the Company’s territories located in the United States (sometimes referred to as the “Jumpstart program”). This agreement, which amends and restates in their entirety several earlier contracts dealing with this program, took effect as of January 1, 1999 and ends on December 31, 2008.

The agreement contains the Company’s commitment to purchase approximately 1,200,000 cumulative units of vending equipment and specifies the number of venders and manual equipment that must be purchased by the Company in each year during the term of the agreement. The Company’s failure to purchase the number of venders or manual equipment in any year will not be a violation of the agreement if cumulative equipment purchases (venders and manual equipment) meet the aggregate target for the year, and the number of venders purchased during the year is at least equal to 80% of the venders required to be purchased during that year.

During the years 1999 through 2001, The Coca-Cola Company made quarterly base funding payments to the Company to assist the Company in the construction of an infrastructure to support the increased rate of cold drink equipment placements. These payments totaled approximately $510 million.

If the Company fails to meet its minimum purchase requirements for any calendar year, The Coca-Cola Company and the Company will meet to mutually develop a reasonable solution/alternative based on market place developments, mutual assessment and agreement relative to the continuing availability of profitable placement opportunities and continuing participation in the market planning process between the two companies. The program can be terminated if no agreement about the shortfall is reached and the shortfall is not remedied by the end of the first quarter of the succeeding calendar year. The program can also be terminated if the agreement is otherwise breached by the Company and not cured within 90 days after notice from The Coca-Cola Company. Upon termination, certain funding amounts previously paid to the Company would be repaid to The Coca-Cola Company, plus interest at one percent per month from the date of initial funding. However, provided that the Company has partially performed, such repayment obligation shall be reduced to such amount (if less) as The Coca-Cola Company shall reasonably determine will be adequate to deliver the financial returns that would have been received by The Coca-Cola Company had all equipment placement commitments been fully performed, and had throughputs, reasonably anticipated by The Coca-Cola Company, been achieved. The Company would be excused from any failure to perform under the program that is occasioned by any cause beyond the reasonable control of the Company.

Equipment purchased by the Company is to be kept in place at customer locations for at least 12 years from date of purchase, with certain exceptions.

The Company is required to establish, maintain and publish for its employees a “flavor set standard” applicable to all venders and units of manual equipment owned by the Company requiring a certain percentage of the products dispensed to be products of The Coca-Cola Company. To the extent that competitive products, i.e., products other than those of The Coca-Cola Company, are dispensed in venders or manual equipment purchased in connection with the Jumpstart program, then the Company is obligated to make a “fair share” payment to The Coca-Cola Company. If such a payment were required, then the amount of the fair share payment would be computed annually during the term of the agreement, and would be the percentage of competitive products dispensed during the prior 12 months in equipment acquired in connection with the cold drink program, times the total support funding for that period. However, if the Company has engaged in mutually agreed activities to develop an infrastructure to support increased cold drink placement, then The Coca-Cola Company agrees to reinvest the fair share payment to support those infrastructure activities; if those activities have not taken place, the fair share payment will be deducted from any annual or fourth quarter payment due to the Company. There have never been any fair share payments under the agreement.

For 12 years after the purchase of equipment, the Company is required to report to The Coca-Cola Company whether equipment purchased under the program has generated, on average, a specified minimum weekly volume during the preceding twelve months.
If the Company is in material breach of any of its agreements with respect to the production and sale of products of The Coca-Cola Company during the term of the agreement, or attempts to terminate any of those agreements absent breach by The Coca-Cola Company, then The Coca-Cola Company may terminate the Jumpstart program and recover all money paid to the Company under the agreement. The amount to be repaid shall not exceed an amount adequate (in The Coca-Cola Company’s reasonable determination) to deliver the financial returns that would have been received by The Coca-Cola Company had all equipment placement commitments been fully performed, and had throughputs, reasonably anticipated by The Coca-Cola Company, been achieved.

For 2001, the Company received or will receive infrastructure payments in the aggregate amount of $157 million under the cold drink program.

The Company has substantially similar agreements in effect with affiliates of The Coca-Cola Company for the Company’s territories in Europe and Canada. The European agreement provides for the purchase of approximately 397,000 venders and aggregate payments to the Company of approximately 25.9 million euro and 44 million pounds sterling for periods from July 1, 1997 through December 31, 2000. The Canadian agreement provides for the purchase of approximately 243,000 venders and aggregate payments to the Company of approximately CDN $112 million over substantially the same period.

The Company has received approximately $1.2 billion in payments under the programs since they began in 1994. No additional amounts are due for periods after 2001.

No refunds have ever been paid under these programs, and the Company believes the probability of a partial refund of amounts previously paid under the programs is remote. The Company believes it would in all cases resolve any matters that might arise with The Coca-Cola Company. The Company and The Coca-Cola Company have amended prior agreements to reflect, where appropriate, modified goals, and the Company believes that it can continue to resolve any differences that might arise with The Coca-Cola Company over the implementation of the Jumpstart program.

Volume Growth Incentive Program with The Coca-Cola Company.    The Company and The Coca-Cola Company have reached agreement on the principal terms of a program designed to increase profitable growth of The Coca-Cola Company’s brands within the Company’s territories. Volume growth targets have been set for 2002 for North America and Europe. Targets for succeeding years are to be set by agreement of the parties.

Cash support under this program, together with increased marketing funds, is targeted to be $150 million in 2002 and $250 million in 2003. Beginning in 2004, the annual funding impact reduces each year until 2009, when it becomes $80 million and remains flat thereafter. The Company will earn the full amount of each year’s cash funding portion if the Company attains mutually established volume growth rates. Cash funding will be paid to the Company quarterly. Failure to attain goals could result in the reduction of future payments from The Coca-Cola Company. Exceeding goals will not result in additional funding; however, the number of cases by which the Company exceeds the targets will be applied to reduce the targets in the following year.

After 2003, to keep total funding consideration of $250 million for each year, the cash support from The Coca-Cola Company will be supplemented by proceeds that are expected to accrue from mutually developed strategic projects. The Company and The Coca-Cola Company will share equally any excess proceeds from these projects. The parties have agreed, as a guiding principle, that any excesses will be reinvested in incremental programs designed to accelerate current and future growth. If the proceeds fall short of the specified minimums, then the shortfalls will be borne equally by the Company and The Coca-Cola Company, so long as each party is satisfied with the “other’s fulfillment of planned project activities and with the quality analysis of the actual results.”

The Coca-Cola Company has committed to a specified concentrate price increase in North America for 2002, and expects to manage concentrate price increases thereafter in a specified range until further notice. The program also provides that if the Company’s net wholesale price increase in North America falls significantly below any concentrate price increase imposed by The Coca-Cola Company, and if both parties agree that wholesale price increases in North America need to be significantly lower than the concentrate price increase imposed by The Coca-Cola Company and both companies agree that this is not solvable by any other means, then The Coca-Cola Company has agreed to “evaluate its allocation of resources to provide mutually agreeable assistance.” For the Company’s European territories, The Coca-Cola Company has agreed, until further notice, that concentrate price increases would not exceed the Company’s net wholesale price increases.

In North America, the agreement would shift the cost of most cooperative trade marketing programs to the Company, while the cost of cooperative advertising programs would be transferred to The Coca-Cola Company. The Coca-Cola Company would adjust the existing marketing funds formula for the impact of these cost shifts. (See “North American Beverage Agreements” and “European Beverage Agreements” below.) The program can be terminated with or without cause by either party, upon six months’ notice; however, if an annual plan has been agreed upon, the termination will not take effect until the end of the applicable plan year.

Transition Support Funding for Herb Coca-Cola. The Coca-Cola Company has agreed to provide support payments for the marketing of certain brands of The Coca-Cola Company in the territories of

Hondo Incorporated and Herbco Enterprises, Inc., acquired by the Company in July 2001. The Company will receive $14 million annually in the years 2002 through 2008, and $11 million in 2009. Payments earned by the Company are not subject to refunding to The Coca-Cola Company.

Seasonality

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

High fructose corn syrup is the principal sweetener used by the Company in the United States and Canada for beverage products, other than low-calorie products, of The Coca-Cola Company and other cross-franchise brands, although sugar (sucrose) was also used as a sweetener in Canada during 2001. The Company and The Coca-Cola Company have entered into arrangements for the purchase by the Company from The Coca-Cola Company of substantially all of the Company’s 2000-2002 requirements for sweeteners in the United States. See “Certain Relationships and Related Transactions — Agreements and Transactions with The Coca-Cola Company — Sweetener Requirements Agreement” in the Company’s 2002 Proxy Statement, which information is incorporated by reference into Item 13 of this report. In Europe, the principal sweetener is sugar from sugar beets, purchased from multiple suppliers. The Company does not separately purchase low-calorie sweeteners, because sweeteners for low-calorie beverage products of The Coca-Cola Company are contained in the syrup or concentrate purchased by the Company from The Coca-Cola Company.

The Company currently purchases most of its requirements for plastic bottles in the United States from manufacturers jointly owned by it and other bottlers of Coca-Cola and from production cooperatives in which it participates. The Company is the majority shareowner of Western Container Corporation, a major producer of plastic bottles. In Canada, a merchant supplier is used. In Europe, the Company produces most of its plastic bottle requirements using preforms purchased from various merchant suppliers. Management of the Company believes that ownership interests in certain suppliers, participation in cooperatives, and the self-manufacture of certain packages can serve to reduce or manage costs.

There are no materials or supplies used by the Company that are currently in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls or national emergencies.

North American Beverage Agreements

Domestic Cola and Allied Beverage Agreements in the United States with The Coca-Cola Company

The Company purchases concentrates and syrups from The Coca-Cola Company and produces, markets and distributes its principal nonalcoholic beverage products within the United States under two basic forms of beverage agreements with The Coca-Cola Company: beverage agreements that cover the Coca-Cola Trademark Beverages (the “Cola Beverage Agreements”), and beverage agreements that cover other carbonated and some noncarbonated beverages of The Coca-Cola Company (the “Allied Beverages” and “Allied Beverage Agreements”) (referred to collectively in this report as the

“Domestic Cola and Allied Beverage Agreements”). See “Introduction” and “Products.” The Company and each of its bottling company subsidiaries are parties to one or more separate Cola Beverage Agreements and to various Allied Beverage Agreements. In this section, unless the context indicates otherwise, a reference to the Company refers to the legal entity in the United States that is a party to the beverage agreements with The Coca-Cola Company.

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

Noncarbonated Beverage Agreements in the United States with The Coca-Cola Company

The Company purchases and distributes certain noncarbonated beverages such as isotonics, teas, and juice drinks in finished form from The Coca-Cola Company, or its designees or joint ventures, and produces, markets and distributes Dasani water, pursuant to the terms of marketing and distribution agreements (the “Noncarbonated Beverage Agreements”). The Noncarbonated Beverage Agreements contain provisions that are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions and related matters but have certain significant differences therefrom.

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

Marketing and Other Support in the United States from The Coca-Cola Company

The Coca-Cola Company has no obligation under the Domestic Cola and Allied Beverage Agreements and Noncarbonated Beverage Agreements to participate with the Company in expenditures for advertising, marketing and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2001. See “Marketing—Programs–Volume Growth Incentive Program with The Coca-Cola Company”.

Post-Mix Sales and Marketing Agreements in the United States with The Coca-Cola Company

The Company has a distributorship appointment ending on December 31, 2002 to sell and deliver the post-mix products of The Coca-Cola Company. The appointment is terminable by either party without cause upon ten days’ written notice. In 2001, the Company sold and/or delivered such post-mix products in all of its major territories in the United States. Under the terms of the appointment, the Company is authorized to distribute such syrups to retailers for dispensing to consumers within the

United States. Unlike the Domestic Cola and Allied Beverage Agreements, there is no exclusive territory, and the Company faces competition not only from sellers of other post-mix syrups but also from other sellers of post-mix syrups of The Coca-Cola Company (including The Coca-Cola Company). Depending on the territory, the Company is involved in the sale, distribution and marketing of post-mix syrups in differing degrees. In some territories, the Company sells syrup on its own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, the Company is responsible for marketing post-mix syrup to certain segments of the business. See “Certain Relationships and Related Transactions — Agreements and Transactions with The Coca-Cola Company — Sales of Syrups, Bottle and Can Products, and Agency Billing and Delivery Arrangements” in the Company’s 2002 Proxy Statement; this information is incorporated by reference into Item 13 of this report.

Beverage Agreements in the United States with Other Licensors

The beverage agreements in the United States between the Company and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the Domestic Cola and Allied Beverage Agreements as to use of trademarks and trade names, approved bottles, cans and labels, sale of imitations and causes for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit the Company from dealing in products with similar flavors in certain territories. The agreements with subsidiaries of Cadbury Schweppes plc, which represented in 2001 approximately 8% of the beverages sold by the Company in the United States and the Caribbean, provide that the parties will give each other at least one year’s notice prior to terminating the agreement for any brand, and pay certain fees in some circumstances. Also, the Company has agreed that it would not cease distributing Dr Pepper brand products prior to December 31, 2005, or Canada Dry, Schweppes or Squirt brand products prior to December 31, 2004. The termination provisions for Dr Pepper renew for five-year periods; those for the other Cadbury brands renew for three-year periods.

Canadian Beverage Agreements with The Coca-Cola Company

Coca-Cola Bottling Company, the Company’s bottler in Canada, produces, markets and distributes Coca-Cola Trademark Beverages, Allied Beverages and noncarbonated beverages of The Coca-Cola Company and Coca-Cola Ltd., an affiliate of The Coca-Cola Company (“Coca-Cola Beverage Products”) in its territories pursuant to license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company (“Canadian Beverage Agreements”). The Canadian Beverage Agreements are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transshipping, transfer restrictions, termination and related matters but have certain significant differences therefrom.

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

Marketing and Other Support.    Coca-Cola Ltd. has no obligation under the Canadian Beverage Agreements to participate with Coca-Cola Bottling Company in expenditures for advertising, marketing and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2001. See “Marketing—Programs–Volume Growth Incentive Program with The Coca-Cola Company”.

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

Beverage Agreements in Canada with Other Licensors

Coca-Cola Bottling Company has several license agreements and arrangements with other licensors, including license agreements with subsidiaries of Cadbury Schweppes plc having terms expiring in July 2007 and December 2036, each being renewable for successive five-year terms until terminated by either party. These beverage agreements generally give Coca-Cola Bottling Company the exclusive right to produce and distribute authorized beverages in authorized packaging in specified territories. These beverage agreements also generally provide flexible pricing for the licensors, and in many instances, prohibit Coca-Cola Bottling Company from dealing in beverages confusing with, or imitative of, the authorized beverages. These agreements contain restrictions generally similar to those in the Canadian Beverage Agreements regarding the use of trademarks, approved bottles, cans and labels, sales of imitations and causes for termination.

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

Marketing and Other Support in Europe from The Coca-Cola Company

The Coca-Cola Company has no obligation under the European Beverage Agreements to participate with the Company in expenditures for advertising, marketing and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2001. See “Marketing—Programs–Volume Growth Incentive Program with The Coca-Cola Company”.

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

Employees

At December 31, 2001, the Company had approximately 72,000 employees, approximately 10,000 of whom were in Europe. The Company is party to approximately 120 collective bargaining agreements covering approximately 17,000 of its North American employees. These collective bargaining agreements expire at various dates over the next five years, including several in 2002. The Company has no reason to believe that it will be unable to renegotiate any of these agreements on satisfactory terms.

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

In Canada, soft drink containers are subject to waste management measures in each of the ten provinces. Seven provinces have forced deposit schemes, of which three have half-back deposit systems whereby a deposit is collected from the consumer and one-half of the deposit amount is returned upon redemption. In Manitoba, a levy is imposed on beverage containers to fund a multi-material recovery system. Prince Edward Island requires all soft drink beverages to be sold in refillable containers. Regulations in Ontario, which are currently not being enforced by the government, require that sales by a bottler of soft drink beverages in refillable containers must meet a minimum percentage of total sales of soft drink beverages by such bottler in refillable and nonrefillable containers within that bottler’s sales areas. It is acknowledged that there is widespread industry noncompliance with such regulations.

The European Commission has issued a packaging and packing waste directive which has been incorporated into the national legislation of the member states. A least 50% of the Company’s packages distributed in the European Union must be recovered and at least 15% must be recycled. The legislation sets targets for the recovery and recycling of household, commercial and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation.

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

Value added tax on soft drinks ranges from 3 to 21% within the Company’s bottling territories in Canada and the European Community. In addition, excise taxes on sales of soft drinks are in place in Belgium, France and the Netherlands. The existence and level of this indirect taxation on the sale of soft drinks is now a matter of legal and public debate given the need for further tax harmonization within the European Community.

Income Taxes

The Company’s and its subsidiaries’ tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where they conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of the Company’s subsidiaries that may not be resolved for many years. The Company believes it has substantial defenses to questions being raised and would pursue all legal remedies should an unfavorable outcome result. The Company believes it has adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

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

The final ergonomics program rule became effective January 16, 2001. However, both the United States Senate and the House of Representatives voted in March 2001 to repeal the ergonomics rule, acting under the authority of the Congressional Review Act and President George W. Bush signed this measure, thus eliminating the ergonomics rule as originally published by OSHA. The U.S. Department of Labor is reviewing the issue and is expected to present an ergonomics initiative in the winter or spring of 2002. The Company operates in several states in the United States having their own ergonomics rules and has in place a task force charged with examining ergonomics issues.

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

Several underground fuel storage tanks used by the Company may be found to be in noncompliance with applicable federal and state requirements for the continued maintenance and use of such tanks. The Company has adopted a plan for the testing, removal, replacement, and repair, if necessary, of underground fuel storage tanks at Company bottlers in North America; this includes any necessary remediation of tank sites and the abatement of the discharge of pollutants. The Company’s plan extends to the upgrade of wastewater handling facilities, and the remediation of friable asbestos. The Company spent approximately $4.4 million in 2001 pursuant to this plan, and the Company estimates it will spend approximately $3.5 million in 2002 and $4 million in 2003 pursuant to this plan. In the opinion of management of the Company, any liabilities associated with the items covered by such plan will not have a materially adverse effect on the financial condition or results of operations of the Company.

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

Financial Information on Industry Segments and Geographic Areas

For financial information on industry segments and operations in geographic areas, see Note 16 to the Company’s Consolidated Financial Statements, found on page 43 of the Company’s Annual Report to Shareowners for the year ended December 31, 2001, which is incorporated into this report by reference.

ITEM 2.     PROPERTIES

The principal properties of the Company include the executive offices, production facilities, distribution facilities, administrative offices and service centers. At December 31, 2001, the Company operated 78 beverage production facilities, 25 of which are solely production facilities and 53 of which are combination production/distribution facilities, and also operated 385 principal distribution facilities. The Company owns 74 of its production facilities and 296 of its principal distribution facilities, and leases the others. In the aggregate, the Company’s owned and leased facilities cover approximately 43 million square feet. Management of the Company believes that its production and distribution facilities are generally sufficient to meet present operating needs.

One of the facilities owned by the Company is subject to a lien to secure indebtedness in an aggregate principal amount of approximately $1 million at December 31, 2001. Excluding expenditures for bottler acquisitions, the Company’s capital expenditures in 2001 were approximately $975 million.

At December 31, 2001, the Company owned and operated approximately 54,000 vehicles of all types used in the sale, production and distribution of its products and approximately 2.4 million coolers, beverage dispensers and vending machines.

ITEM 3.     LEGAL PROCEEDINGS

The Company and several of its bottling subsidiaries or divisions in the United States have been named as potentially responsible parties (“PRPs”) at several federal and state “Superfund” sites. In 1987, BCI Coca-Cola Bottling Company of Los Angeles (“CCBCLA”) was named by the Environmental Protection Agency (“EPA”) as a PRP at the Operating Industries, Inc. (“OII”) site at Monterey Park, California. As of 1991, CCBCLA had contributed approximately $300,000 toward the remediation efforts. After 1991, CCBCLA had no further communications from the EPA until October 1997 when CCBCLA received notice from the EPA that a “Final Remedy” for the site had been chosen with an estimated cost (in addition to what had already been spent) of approximately $217 million (including an estimated $52 million for EPA’s past and future oversight costs), and which is expected to take 30 to 100 years to complete. There are approximately 280 PRPs at this site. In September 2001, CCBCLA agreed to pay the settlement amount of $878,090 as its share of the Final Remedy costs. Payment is expected to be made in the first or second quarter of 2002 following judicial review and approval of the settlement. In 1994, the Company was named as a PRP at the Waste Disposal Engineering site in Andover, Minnesota, a former landfill. The claim against the Company is approximately $110,000; however, if this site is a “qualified landfill” under Minnesota law, the entire cost of remediation may be paid by the state without contribution from any PRP. In 1999, the Company acquired all of the stock of CSL of Texas, Inc. (“CSL”), which owns an 18.4 acre tract of land on Holleman Drive in College Station, Texas that became contaminated by prior industrial users of the property. Cleanup is to be performed pursuant to the Texas Voluntary Cleanup Program overseen by the Texas Natural Resources Conservation Commission and is estimated to cost $2 to 4 million. The Company believes that it will have a claim against the former shareholders of CSL for the remediation costs. In 2001, The Coca-Cola Bottling Company of New York (“CCNY”) was named as a PRP at the Mattiace Petrochemical Superfund Site in Glen Cove, New York, which had operated from the mid-1960s until 1987 as a facility for the storage, blending, and repackaging of volatile and semi-volatile organic compounds. The EPA has spent over $19 million and is seeking recovery costs from 81 PRPs. The PRPs are attempting to negotiate a settlement with the EPA. Hondo, Inc. d/b/a Coca-Cola Bottling Company of Chicago (“Hondo”) was named as a PRP at the Lenz Oil Superfund Site near Lemont, Illinois, a former waste oil recycling and transfer facility that operated from 1961 to 1985. In March 2001, Hondo and 24 other PRPs signed a Consent Decree with the EPA and agreed to complete the cleanup work, which is expected to take five to six years. Hondo’s share of the cleanup cost is expected to be approximately $250,000. The Company or its bottling subsidiaries have been named PRPs at thirty other federal and nine other state “Superfund” sites under circumstances which have led the management of the Company to conclude either (i) that the Company will have no further liability because there was no responsibility for having deposited hazardous waste; (ii) that payments made to date would be sufficient to satisfy all liability; or (iii) that the Company’s ultimate liability, if any, for such site would be less than $100,000.

In 1993, the Company was named as a defendant, along with The Coca-Cola Company, certain other bottlers of Coca-Cola, PepsiCo, Inc. and a Pepsi bottler, in a lawsuit brought in Daingerfield, Texas in Texas State Court by five distributors of Royal Crown beverages and other carbonated soft drinks. The petition alleged that certain of the Company’s marketing practices with grocery stores, convenience stores and mass merchandisers violated the Texas antitrust laws. These marketing practices are common in the industry. In particular, the plaintiffs challenge the requirement that certain of these promotional opportunities be afforded to the Company exclusively during certain periods of time. Eventually, nine Royal Crown distributors became plaintiffs in the suit. The PepsiCo defendants settled prior to trial. In the second quarter of 2000, the claims of five of the nine plaintiffs were tried to a jury that returned a verdict in favor of the plaintiffs and against the Company and The Coca-Cola Company. The five plaintiffs were awarded approximately $15.2 million. The court entered an injunction against certain marketing practices of the defendants, including the Company, but provided that the injunction will not go into effect during the appeals. The Company has appealed the verdict.

On May 18 and 19, 2000, the European Commission undertook “unannounced visits” or “dawn raids” at the premises of the Company in Brussels and Uxbridge. The Commission was searching for documentation supporting allegations of abuses by the Company of an alleged dominant position under Article 82 of the EC Treaty. The alleged abuses relate to various commercial practices including rebates and discounts, pricing, alleged tying, alleged exclusivity arrangements and category planning. The Company was cooperative with the authorities during the visits which were conducted in a business-like manner. The investigation appears to be an expansion of an investigation into the same commercial practices begun in July 1999 against The Coca-Cola Company and the other European anchor bottlers. The Company does not believe that it has a dominant position in the relevant market. Even if erroneously found to have a dominant position, the Company does not believe that its current or past commercial practices constitute an abuse under EC competition law. Nonetheless, the Commission has considerable discretion in making findings and levying fines, which are, however, subject to judicial review. If the Commission finds an abuse of a dominant position, it could fine the Company up to 10% of its worldwide turnover and/or seek behavioral undertakings. There is no set timetable for the pursuit of the investigation.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LISTED AND TRADED: New York Stock Exchange

TRADED: Boston, Chicago, Cincinnati,
Pacific, and Philadelphia Exchanges

Common shareowners of record as of February 20, 2002: 15,888

STOCK PRICES

2001	High	Low

Fourth Quarter	$20.12	$14.75
Third Quarter	18.60	13.46
Second Quarter	18.75	15.80
First Quarter	23.90	16.88

2000	High	Low

Fourth Quarter	$23.13	$15.06
Third Quarter	21.00	15.94
Second Quarter	23.88	14.00
First Quarter	30.25	18.75

DIVIDENDS

Regular quarterly dividends in the amount of $0.04 per share have been paid since July 1, 1998.

ISSUANCES OF STOCK

During 2001, the remaining 70,000 shares of the Company’s Convertible Preferred Stock-Bellingham Series were converted by the holders into 466,036 shares of the Company’s common stock. The preferred stock had been issued in 1998 to the former owners of The Coca-Cola Bottling Company of Bellingham, in connection with the Company’s acquisition of that bottler. The issuance of this stock was exempt from registration under the Securities Act of 1933, as amended, because of the exemption provided in Rule 506 of Regulation D issued under that act for certain transactions not involving any public offering.

In July 2001, 25,000,000 shares of the Company’s common stock were issued to the former owners of Hondo Incorporated and Herbco Enterprises, Inc., upon the Company’s acquisition of those bottlers. The issuance was exempt from registration under Rule 506 of Regulation D; however, all shares were subsequently registered by the Company, as required under the acquisition agreement.

ITEM 6.     SELECTED FINANCIAL DATA

“Selected Financial Data” for the years 1997 through 2001, on page 50 of the Company’s Annual Report to Shareowners for the year ended December 31, 2001 is incorporated into this report by reference.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Financial Review” on pages 18 through 29, and 47 and 48 of the Company’s Annual Report to Shareowners for the year ended December 31, 2001 is incorporated into this report by reference.

ITEM 7(A).     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

“Management’s Financial Review — Interest Rate and Currency Risk Management” on page 25 of the Company’s Annual Report to Shareowners for the year ended December 31, 2001 is incorporated into this report by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Registrant and its subsidiaries are incorporated into this report by reference to the Company’s Annual Report to Shareowners for the year ended December 31, 2001, at the pages indicated:

Consolidated Statements of Operations — Years ended December 31, 2001, 2000 and 1999 (page 19)

Consolidated Statements of Cash Flows — Years ended December 31, 2001, 2000 and 1999 (page 23)

Consolidated Balance Sheets — December 31, 2001 and 2000 (page 24)

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 2001, 2000 and 1999 (page 26)

Notes to Consolidated Financial Statements (pages 30-46)

Quarterly Financial Information (page 46)

Report of Independent Auditors (page 49)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information as of March 7, 2002 regarding the executive officers of the Company:

Name	Age	Principal Occupation During the Past Five Years
Lowry F. Kline	61
Vice Chairman since April 2000, and Chief Executive Officer, since April 2001. Before that he had been Executive Vice President and Chief Administrative Officer since April 1999. He was Executive Vice President and General Counsel from October 1997 until July 1999. He was Senior Vice President and General Counsel from February 1996 to October 1997. He has been a director of the Company since April 2000.

John R. Alm	56
President since January 2000 and Chief Operating Officer since October 1999. He was Executive Vice President and Principal Operating Officer from April 1999 to October 1999. He was Executive Vice President and Chief Financial Officer from October 1997 until April 1999. He was Senior Vice President and Chief Financial Officer of the Company from December 1991 to October 1997. He has been a director of the Company since April 2001.

Daniel S. Bowling, III	46
Senior Vice President, Human Resources, since June 2001. He had been Group Vice President and General Manager, Western North America Group from March 2000 to May 2001; he was Group Vice President of Human Resources, Central North America Group from August 1997 until February 2000; and Division General Manager, North Florida Division from April 1994.

Margaret F. Carton	44
Vice President, Information Technology since February 2000. She was Vice President, Investor Relations and Planning from October 1996 to February 2000. She served as Director, Investor Relations from 1990 to October 1996.

Michael P. Coghlan	46	Vice President, Controller, and Principal Accounting Officer of the Company since December 1998. He had been Chief Financial Officer of the Company’s Eastern Group since October 1996.

John H. Downs, Jr.	45	Senior Vice President, Public Affairs of the Company since December 1999. He was Vice President, Public Affairs from 1989 to December 1999.

Name	Age	Principal Occupation During the Past Five Years

Norman P. Findley	57
Executive Vice President, Marketing since January 2000. He was Executive Vice President of Business Development from October 1999 to January 2000. He had been Executive Vice President and Principal Operating Officer from April 1999 until October 1999. He was Senior Vice President and European Group President from July 1996 until October 1999.

Robert F. Gray	54	Senior Vice President, Operations and Capital Planning since February 2000. He was Vice President and Chief Financial Officer, European Group, from July 1996 until February 2000.

Shaun B. Higgins	52
Vice President, and President of the European Group since October 2000. From January 1999 until October 2000 he was Group Vice President in the Company’s Eastern North America Group, responsible for New York and New England. He was Division Vice President and General Manager for the New York Division from October 1997 to January 1999. He served as President and Chief Operating Officer of Coca-Cola Beverages Ltd. from 1995 until 1997.

William A. Holl	44
Senior Vice President, North American Marketing and Business Development since June 2001. He had been Vice President, and President of the Eastern North America Group from January 2000 to June 2001. He was Group Vice President of the Eastern North America Group from August 1997 to January 2000. Prior to that he was Vice President and General Manager for the Northeast Region from July 1996 until August 1997.

Summerfield K. Johnston, III	48	Executive Vice President, Strategic Planning since February 2000. He was Senior Vice President of the Company and Eastern North America Group President from July 1996 to January 2000.

Patrick J. Mannelly	47
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

Name	Age	Principal Occupation During the Past Five Years

Daniel G. Marr	49	Senior Vice President and Chief Customer Officer since January 2000. He was Vice President, Marketing from January 1996 until January 2000.

Vicki R. Palmer	48	Senior Vice President, Treasurer and Special Assistant to the Chief Executive Officer of the Company since December 1999. She was Vice President and Treasurer from December 1993 until December 1999.

John R. Parker, Jr.	51
Senior Vice President and General Counsel of the Company since December 1999. He became Vice President in April 1999 and General Counsel in July 1999. He served as General Counsel for the Company’s European Group from October 1996 until April 1999.

G. David Van Houten, Jr.	52
Executive Vice President and President, North America Group since June 2001. He had been Senior Vice President, and President of the Western North America Group since January 2000. He had been a Senior Vice President of the Company and Central North America Group President from July 1996 until January 2000.

The officers of the Company are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board of Directors at any time. Summerfield K. Johnston, III is the son of Summerfield K. Johnston, Jr., the Chairman of the Board of the Company.

Information about the directors of the Company is in “Election of Directors — Information Concerning the Nominees and the Incumbent Directors” on pages 6 through 9 of the Company’s 2002 Proxy Statement and is incorporated into this report by reference. Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by the Company’s executive officers and directors, persons who own more than ten percent of the Company’s common stock, and their affiliates who are required to comply with such reporting requirements, is in “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” on page 17 of the Company’s 2002 Proxy Statement, and is incorporated into this report by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Information about director compensation is in “Election of Directors — Compensation of Directors” on page 12 of the Company’s 2002 Proxy Statement, and information about executive compensation is on pages 17 through 25 of the Company’s 2002 Proxy Statement, all of which is incorporated into this report by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information about ownership of the Company’s common stock by certain persons is in “Principal Shareowners” and “Election of Directors — Security Ownership of Directors and Officers” on page 4 and pages 13 through 16, respectively, of the Company’s 2002 Proxy Statement, all of which is incorporated into this report by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain transactions between the Company, The Coca-Cola Company and their affiliates and certain other persons is in “Certain Relationships and Related Transactions” on pages 27 through 29 of the Company’s 2002 Proxy Statement, all of which is incorporated into this report by reference.

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements.    The following consolidated financial statements of the Company and subsidiaries, included in the Company’s Annual Report to Shareowners for the year ended December 31, 2001, are incorporated by reference into Part II, Item 8 of this report:

Consolidated Statements of Operations — Years ended December 31, 2001, 2000 and 1999.

Consolidated Statements of Cash Flows — Years ended December 31, 2001, 2000 and 1999.

Consolidated Balance Sheets — December 31, 2001 and 2000.

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 2001, 2000 and 1999.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(2) Financial Statement Schedules.    The following report of independent auditors and financial statement schedule of the Company and its subsidiaries is included in this report on the page indicated:

Report of Independent Auditors	F-2
Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 31, 2001, 2000 and 1999	F-3

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

(3) Exhibits.

Exhibit Number		Description
Incorporated by Reference or Filed Herewith
The Company’s Current, Quarterly, and Annual
Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
the Company’s Registration Statements have the
file numbers noted wherever such statements are identified in the exhibit listing )

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

3.2	—	Bylaws of Coca-Cola Enterprises, as amended through October 16, 2001.	Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001.

4.1	—
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
The Company’s Current, Quarterly, and Annual
Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
the Company’s Registration Statements have the
file numbers noted wherever such statements are identified in the exhibit listing )

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

.
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

10.1	—	1986 Restricted Stock Award Plan of Coca-Cola Enterprises, As Amended February 16, 1988.*	Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

Exhibit Number		Description
Incorporated by Reference or Filed Herewith
The Company’s Current, Quarterly, and Annual
Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
the Company’s Registration Statements have the
file numbers noted wherever such statements are identified in the exhibit listing )

10.2	—	Coca-Cola Enterprises 1991 Stock Option Plan, As Amended and Restated through February 18, 1992.*	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10.3	—	Coca-Cola Enterprises 1994 Stock Option Plan.*	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 33-53221.

10.4	—	Coca-Cola Enterprises 1995 Stock Option Plan.*	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 33-58699.

10.5	—	Coca-Cola Enterprises 1995 Restricted Stock Award Plan (As Amended and Restated Effective January 2, 1996).*	Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31,1996.

10.6	—	Coca-Cola Enterprises 1995 Stock Option Plan (As Amended and Restated Effective January 2, 1996).*	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.7	—	Coca-Cola Enterprises 1997 Stock Option Plan.*	Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.8	—	Coca-Cola Enterprises 1999 Stock Option Plan.*	Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.9	—	Coca-Cola Enterprises Executive Pension Plan (Effective January 1, 1996).*	Exhibit 10.16 to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.10	—	1991 Amendment and Restatement of the Coca-Cola Enterprises Supplemental Retirement Plan (As Amended Effective July 1, 1993).*	Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.11	—	Employment Agreement between Coca-Cola Enterprises and Summerfield K. Johnston, Jr., effective April 17, 1998.*	Exhibit 10.19 to the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 1998.

10.12	—	1993 Amendment and Restatement of Deferred Compensation Agreement between Johnston Coca-Cola Bottling Group and John R. Alm as of April 30, 1993.*	Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

10.13	—	Coca-Cola Enterprises Deferred Compensation Plan for Non-Employee Director Compensation (As Amended and Restated Effective January 1, 1998).*	Exhibit 4.3 to the Company’s Registration Statement on Form S-8, No. 333-47353.

Exhibit Number		Description
Incorporated by Reference or Filed Herewith
The Company’s Current, Quarterly, and Annual
Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
the Company’s Registration Statements have the
file numbers noted wherever such statements are identified in the exhibit listing )

10.14	—	1997 Director Stock Option Plan.*	Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.15	—	Coca-Cola Enterprises Stock Deferral Plan (Effective July 1, 1998).*	Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.16	—	Coca-Cola Enterprises Executive Management Incentive Plan (Effective January 1, 2001).*	Filed herewith.

10.17	—	Coca-Cola Enterprises 2001 Restricted Stock Award Plan.*	Filed herewith.

10.18	—	Coca-Cola Enterprises 2001 Stock Option Plan.*	Filed herewith.

10.19	—	Coca-Cola Enterprises Restricted Stock Deferral Plan.*	Filed herewith.

10.20	—	Tax Sharing Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.1 to the Company’s Registration Statement on Form S-1, No. 33-9447.

10.21	—	Registration Rights Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.3 to the Company’s Registration Statement on Form S-1, No. 33-9447.

10.22	—	Registration Rights Agreement dated as of December 17, 1991 among Coca-Cola Enterprises, The Coca-Cola Company and certain stockholders of Johnston Coca-Cola Bottling Group named therein.	Exhibit 10 to the Company’s Current Report on Form 8-K (Date of Report: December 18, 1991).

10.23	—	Form of Bottle Contract, as amended.	Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

10.24	—	Sweetener Sales Agreement — Bottler between The Coca-Cola Company and various Company bottlers, dated July 10, 1997.	Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.25	—	Can Supply Agreement, dated as of January 1, 1999, between American National Can Company and Coca-Cola Enterprises.**
Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed by American National Can Group, Inc. with the Securities and Exchange Commission under File No. 1-15163, for the period ended September 30, 1999.

Exhibit Number		Description
Incorporated by Reference or Filed Herewith
The Company’s Current, Quarterly, and Annual
Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
the Company’s Registration Statements have the
file numbers noted wherever such statements are identified in the exhibit listing )

10.26	—	Share Repurchase Agreement dated January 1, 1991 between The Coca-Cola Company and Coca-Cola Enterprises.	Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.27	—	Form of Bottler’s Agreement.	Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.28	—	Supplemental Agreement with effect from October 6, 2000 among The Coca-Cola Company, The Coca-Cola Export Corporation, Bottling Holdings (Netherlands) B.V., Coca-Cola Enterprises	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
Belgium, Coca-Cola Entreprise, Coca-Cola Enterprises Nederland B.V., Coca-Cola Enterprises Limited, and La Société de Boissons Gazeuses de la Côte d’Azur, S.A.

10.29	—	1999-2008 Cold Drink Equipment Purchase Partnership Program for the United States between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.1 to the Company’s Current Report on Form 8-K (Date of Report: January 23, 2002).

10.30	—	Cold Drink Equipment Purchase Partnership Program for Europe between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.2 to the Company’s Current Report on Form 8-K (Date of Report: January 23, 2002).

10.31	—	1998-2008 Cold Drink Equipment Purchase Partnership Program for Canada between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.3 to the Company’s Current Report on Form 8-K (Date of Report: January 23, 2002).

10.32	—	Agreement for Marketing Programs with The Coca-Cola Company in the former Herb bottling territories between Coca-Cola Enterprises and The Coca-Cola Company.	Filed herewith.

Exhibit Number		Description
Incorporated by Reference or Filed Herewith
The Company’s Current, Quarterly, and Annual
Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
the Company’s Registration Statements have the
file numbers noted wherever such statements are identified in the exhibit listing )

12	—	Statement re computation of ratios.	Filed herewith.

13	—	2001 Annual Report to Shareowners (Pages 18 to 50).	Filed herewith.

18	—	Letter dated January 23, 2002 from Ernst & Young LLP regarding change in accounting method related to certain licensor support payments.	Filed herewith.

21	—	Subsidiaries of the Registrant.	Filed herewith.

23	—	Consent of Independent Auditors.	Filed herewith.

24	—	Powers of Attorney.	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c).

**	The filer has requested confidential treatment with respect to portions of this document.

(b)    Reports On Form 8-K

The Company filed the following current reports on Form 8-K during the fourth quarter of 2001:

Date of Report	Description

October 11, 2001	Announcing webcast of presentation to analysts and investors.

October 15, 2001	Providing pro forma financial information reflecting acquisition of Hondo Incorporated and Herbco Enterprises, Inc.

October 19, 2001	Announcing election of Stephen J. Heyer to Board of Directors.

November 5, 2001	Announcing webcast of presentation to analysts and investors.

December 4, 2001	Describing terms of agreement with The Coca-Cola Company to support profitable sales growth of The Coca-Cola Company’s brands within the Company’s territories.

December 4, 2001	Announcing expectations for full-year 2001 operating performance and affirming prior guidance for fourth-quarter 2001 performance.

December 18, 2001	Announcing election of Gary P. Fayard and Deval L. Patrick to Board of Directors.

(c)    Exhibits

See Item 14(a)(3) above.

(d)    Financial Statement Schedules

See Item 14(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CO	CA–COLA ENTERPRISES INC.
(Registrant)

By:	/s/ LOWRY F. KLINE
Lowry F. Kline
Vice Chairman and Chief Executive Officer

Date: March 29, 2002

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOWRY F. KLINE (Lowry F. Kline)	Vice Chairman, Chief Executive Officer, and a Director (principal executive officer)	March 29, 2002

/s/ PATRICK J. MANNELLY (Patrick J. Mannelly)	Senior Vice President and Chief Financial Officer (principal financial officer)	March 29, 2002

/s/ MICHAEL P. COGHLAN (Michael P. Coghlan)	Vice President, Controller and Principal Accounting Officer (principal accounting officer)	March 29, 2002

*
(Summerfield K. Johnston, Jr.)	Chairman and a Director	March 29, 2002

*
(John R. Alm)	Director	March 29, 2002

*
(Howard G. Buffett)	Director	March 29, 2002

*
(John L. Clendenin)	Director	March 29, 2002

*
(Johnnetta B. Cole)	Director	March 29, 2002

*
(J. Trevor Eyton)	Director	March 29, 2002

*
(Gary P. Fayard)	Director	March 29, 2002

*
(Steven J. Heyer)	Director	March 29, 2002

Signature	Title	Date

*
(L. Phillip Humann)	Director	March 29, 2002

*
(John E. Jacob)	Director	March 29, 2002

*
(Robert A. Keller)	Director	March 29, 2002

*
(Jean-Claude Killy)	Director	March 29, 2002

*
(Deval L. Patrick)	Director	March 29, 2002

*
(Paula G. Rosput)	Director	March 29, 2002

*By: /s/ JOHN R. PARKER, JR.
John R. Parker, Jr. Attorney-in-Fact

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Auditors	F-2

Schedule II — Valuation and Qualifying Accounts for the fiscal years ended December 31, 2001, 2000 and 1999	F-3

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for certain licensor support payments. Also as discussed in Note 1, the Company has not yet adopted Statement of Financial Accounting Standards No. 142. However, the transition provisions of that statement preclude the amortization of goodwill and intangible assets with an indefinite life acquired in a business combination after June 30, 2001. As discussed in Note 3, the Company applied the transition provisions to the business combinations it completed after June 30, 2001.

/s/	Ernst & Young LLP
Atlanta, Georgia
January 23, 2002

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

COCA-COLA ENTERPRISES INC.
(IN MILLIONS)

COLUMN A	COLUMN B	COLUMN C			COLUMN D		COLUMN E
		ADDITIONS
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe		Deductions — Describe		Balance at End of Period
Fiscal Year Ended:
December 31, 2001
Allowance for losses on trade accounts	$62	$29	$3	(a)	$21	(b)	$73
Valuation allowance for deferred tax assets	108	8	23	(d)	15	(c)	124
December 31, 2000
Allowance for losses on trade accounts	$62	$8	$6	(a)	$14	(b)	$62
Valuation allowance for deferred tax assets	121	7	0		20	(c)	108
December 31, 1999
Allowance for losses on trade accounts	$57	$18	$6	(a)	$19	(b)	$62
Valuation allowance for deferred tax assets	205	3	0		87	(c)	121

(a)	Amounts principally represent allowances for losses on trade accounts of acquired companies at date of acquisition and, for all periods, includes recoveries of amounts previously charged off.
(b)	Charge off of uncollectible accounts.
(c)
Write-off, reversal and expiration of certain components of the valuation allowance for deferred tax assets. In 2001, amount includes $9 million for reversals of valuation allowances credited to income tax expense.

(d)	Valuation allowances to deferred tax assets of acquired companies at date of acquisition and adjustments of $21 million for changes to state net operating loss carryforward assets.