Form 10-Q
period 2002-03-29
COCA COLA ENTERPRISES INC
filed 2002-05-08
CIK 804055

                        [COCA-COLA ENTERPRISES INC. LOGO]



                                    FORM 10-Q


                                QUARTERLY REPORT


                      FOR THE QUARTER ENDED MARCH 29, 2002


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

                  for the quarterly period ended March 29, 2002

                                       or

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

       446,698,966 SHARES OF $1 PAR VALUE COMMON STOCK AS OF MAY 3, 2002

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                        FOR QUARTER ENDED MARCH 29, 2002


                                      INDEX


                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations for the Quarters
          ended March 29, 2002 and March 30, 2001..........................  1

        Condensed Consolidated Balance Sheets as of March 29, 2002
          and December 31, 2001............................................  2

        Condensed Consolidated Statements of Cash Flows for the Quarters
          ended March 29, 2002 and March 30, 2001..........................  4

        Notes to Condensed Consolidated Financial Statements...............  5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................ 16

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................. 26

Item 4. Submission of Matters to a Vote of Security Holders................ 26

Item 6. Exhibits and Reports on Form 8-K................................... 27

Signatures................................................................. 28

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                            COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                               QUARTER ENDED
                                                           ---------------------
                                                           MARCH 29,   MARCH 30,
                                                             2002        2001
                                                           ---------   ---------

NET OPERATING REVENUES .................................    $ 3,642     $ 3,332
Cost of sales ..........................................      2,265       2,068
                                                            -------     -------

GROSS PROFIT ...........................................      1,377       1,264
Selling, delivery, and administrative expenses .........      1,197       1,224
                                                            -------     -------

OPERATING INCOME .......................................        180          40
Interest expense, net ..................................        164         191
Other nonoperating income, net .........................         --          --
                                                            -------     -------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE ..........................         16        (151)
Income tax expense (benefit) ...........................          6         (52)
                                                            -------     -------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE ...............................................         10         (99)

Cumulative effect of accounting change, net of taxes ...         --        (302)
                                                            -------     -------

NET INCOME (LOSS) ......................................         10        (401)
Preferred stock dividends ..............................          1           1
                                                            -------     -------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREOWNERS .....    $     9     $  (402)
                                                            =======     =======

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE APPLICABLE
  TO COMMON SHAREOWNERS BEFORE CUMULATIVE EFFECT .......    $  0.02     $ (0.24)
                                                            =======     =======

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE APPLICABLE
  TO COMMON SHAREOWNERS ................................    $  0.02     $ (0.96)
                                                            =======     =======

DIVIDENDS PER SHARE APPLICABLE TO COMMON SHAREOWNERS ...    $  0.04     $  0.04
                                                            =======     =======

INCOME (EXPENSE) AMOUNTS FROM TRANSACTIONS WITH THE
  COCA-COLA COMPANY:
  Net operating revenues ...............................    $   189     $   192
  Cost of sales ........................................     (1,022)     (1,001)
  Selling, delivery, and administrative expenses .......         30          17


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                        MARCH 29,   DECEMBER 31,
                  ASSETS                                  2002         2001
                                                       -----------  -----------
                                                       (Unaudited)
CURRENT
  Cash and cash investments, at cost approximating
    market ...........................................   $   178      $   284
  Trade accounts receivable, less allowance reserves
    of $57 and $73, respectively .....................     1,558        1,540
  Inventories:
    Finished goods ...................................       493          458
    Raw materials and supplies .......................       239          232
                                                         -------      -------
                                                             732          690
  Prepaid expenses and other current assets ..........       387          362
                                                         -------      -------
      Total Current Assets ...........................     2,855        2,876

PROPERTY, PLANT, AND EQUIPMENT
  Land ...............................................       392          390
  Buildings and improvements .........................     1,721        1,718
  Machinery and equipment ............................     8,712        8,614
                                                         -------      -------
                                                          10,825       10,722
  Less allowances for depreciation ...................     4,916        4,726
                                                         -------      -------
                                                           5,909        5,996
  Construction in progress ...........................       194          210
                                                         -------      -------
    Net Property, Plant, and Equipment ...............     6,103        6,206

GOODWILL .............................................       575          569

FRANCHISE LICENSE INTANGIBLE ASSETS ..................    13,084       13,124

OTHER NONCURRENT ASSETS, NET .........................       935          944
                                                         -------      -------

                                                         $23,552      $23,719
                                                         =======      =======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)


                                                         MARCH 29,  DECEMBER 31,
      LIABILITIES AND SHAREOWNERS' EQUITY                  2002         2001
                                                       ------------ ------------
                                                        (Unaudited)
CURRENT
  Accounts payable and accrued expenses .............    $  2,410     $  2,610
  Amounts payable to The Coca-Cola Company, net .....          88           38
  Deferred cash payments from The Coca-Cola Company .          70           70
  Current portion of long-term debt .................       1,996        1,804
                                                         --------     --------
      Total Current Liabilities .....................       4,564        4,522

LONG-TERM DEBT, LESS CURRENT MATURITIES .............      10,163       10,365

RETIREMENT AND INSURANCE PROGRAMS AND OTHER LONG-TERM
  OBLIGATIONS .......................................       1,193        1,166

DEFERRED CASH PAYMENTS FROM THE COCA-COLA COMPANY ...         497          510

DEFERRED INCOME TAX LIABILITIES .....................       4,318        4,336

SHAREOWNERS' EQUITY
  Preferred stock ...................................          37           37
  Common stock, $1 par value - Authorized -
    1,000,000,000 shares; Issued - 454,708,018 and
    453,262,107 shares, respectively ................         455          453
  Additional paid-in capital ........................       2,542        2,527
  Reinvested earnings ...............................         211          220
  Accumulated other comprehensive income (loss) .....        (303)        (292)
  Common stock in treasury, at cost - 8,141,825 and
    8,146,325 shares, respectively...................        (125)        (125)
                                                         --------     --------
      Total Shareowners' Equity .....................       2,817        2,820
                                                         --------     --------

                                                         $ 23,552     $ 23,719
                                                         ========     ========

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)


                                                                QUARTER ENDED
                                                            --------------------
                                                            MARCH 29,  MARCH 30,
                                                               2002       2001
                                                            ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .......................................   $  10      $(401)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Cumulative effect of accounting change ................      --        302
    Depreciation ..........................................     230        213
    Amortization ..........................................      19        113
    Deferred income tax benefit ...........................      (6)       (67)
    Deferred cash payments from The Coca-Cola Company .....     (13)        25
    Net changes in current assets and current liabilities .    (265)      (375)
    Other .................................................      24        (10)
                                                              -----      -----
  Net cash used in operating activities ...................      (1)      (200)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in capital assets ...........................    (144)      (157)
  Fixed asset disposals ...................................       2          1
  Other investing activities ..............................     (12)       (12)
                                                              -----      -----
  Net cash used in investing activities ...................    (154)      (168)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of debt .......................................     616        305
  Payments on long-term debt ..............................    (573)      (133)
  Stock purchases for treasury ............................      --         (8)
  Cash dividend payments on common and preferred stock ....      (1)        (1)
  Exercise of employee stock options ......................       7          8
                                                              -----      -----
  Net cash derived from financing activities ..............      49        171
                                                              -----      -----

NET DECREASE IN CASH AND CASH INVESTMENTS .................    (106)      (197)
  Cash and cash investments at beginning of period ........     284        294
                                                              -----      -----

CASH AND CASH INVESTMENTS AT END OF PERIOD ................   $ 178      $  97
                                                              =====      =====

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. ("the Company") Annual Report on Form 10-K for the year ended December 31, 2001.

As of January 1, 2001, the Company changed its method of accounting for payments received under the Jumpstart market development programs. The Company previously recognized the payments as an offset to operating expenses as incurred in the period for which the payments were designated. As of January 1, 2001, the payments are recognized as cold drink equipment is placed and over the period the Company has the potential requirement to move equipment, primarily through 2008. The change in accounting resulted in a noncash cumulative effect adjustment in first-quarter 2001 of $(302) million, net of $185 million of taxes, or $(0.70) per common share.

NOTE B - RECLASSIFICATION

Reclassifications have been made in the 2001 statement of operations to conform to classifications used in the current year, in accordance with EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 01-09 was effective for the Company beginning January 1, 2002, and requires certain payments made to customers by the Company, that were previously classified as selling expenses, to be classified as deductions from revenue. The Company reclassified as deductions in net operating revenues approximately $20 million of selling expenses which were previously classified as selling, delivery, and administrative expenses in the statement of operations for the period ended March 30, 2001.

NOTE C - SEASONALITY OF BUSINESS

Operating results for the first quarter ended March 29, 2002 are not indicative of results that may be expected for the year ending December 31, 2002 because of business seasonality. Business seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - INCOME TAXES

The Company's effective tax rates for the first quarters of 2002 and 2001 were 35% and 34%, respectively. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):
                                                                QUARTER ENDED
                                                            --------------------
                                                            MARCH 29,  MARCH 30,
                                                               2002       2001
                                                            ---------  ---------
U.S. federal statutory expense (benefit) ..................   $  5       $(53)
State expense (benefit), net of federal expense (benefit) .     --         (3)
Taxation of European and Canadian operations, net .........     (1)         8
Valuation allowance provision .............................     --         (1)
Nondeductible items .......................................     --         (2)
Other, net ................................................      2         (1)
                                                              ----       ----
                                                              $  6       $(52)
                                                              ====       ====


NOTE E - LONG-TERM DEBT

Long-term debt balances, with current maturities, summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                        MARCH 29,   DECEMBER 31,
                                                           2002         2001
                                                        ---------   ------------
U.S. commercial paper (weighted average rates of
  1.9% and 2.0%) ....................................    $ 2,272      $ 1,759
Canadian dollar commercial paper (weighted average
  rates of 2.2% and 2.5%) ...........................        290          251
Canadian dollar notes due 2002 - 2009 (weighted
  average rate of 4.7%) .............................        670          686
Notes due 2002 - 2037 (weighted average rates of
  6.3% and 6.5%) ....................................      2,362        2,885
Debentures due 2012 - 2098 (weighted average rate
  of 7.4%) ..........................................      3,783        3,783
Euro notes due 2002 - 2021  (weighted average rates
  of 6.4% and 6.3%) .................................      2,229        2,268
Various foreign currency debt .......................        240          236
Additional debt .....................................        259          254
                                                         -------      -------
  Long-term debt including effect of net asset
    positions of currency swaps .....................     12,105       12,122
  Net asset positions of currency swap agreements ...         54           47
                                                         -------      -------
                                                         $12,159      $12,169
                                                         =======      =======

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE E - LONG-TERM DEBT (CONTINUED)


Aggregate maturities of long-term debt for the five twelve-month periods subsequent to March 29, 2002 are as follows (in millions): 2003 - $1,996; 2004 - $1,059; 2005 - $1,517; 2006 - $11; and 2007 - $1,350.

The Company has domestic and international credit facilities to support its commercial paper programs and other borrowings as needed. At March 29, 2002 and December 31, 2001, the Company had $27 million and $-0- million, respectively, of short-term borrowings outstanding under these credit facilities. At March 29, 2002 and December 31, 2001, the Company had $3.1 billion and $3.3 billion, respectively, of amounts available under domestic and international credit facilities.

In April 2002, the Company issued $500 million in floating rate notes due 2004 and $500 million in fixed rate notes due 2007 ("SEC notes"). These notes were issued under the Company's registration statement with the Securities and Exchange Commission. The interest rate on the floating rate notes is the three month LIBOR plus 25 basis points and the interest rate on the fixed notes is
5.25 percent. The Company plans to use the proceeds from the SEC notes to retire commercial paper.

At March 29, 2002 and December 31, 2001, approximately $2.8 billion ($1.8 billion after the issuance of the SEC notes in April 2002) and $2.0 billion, respectively, of borrowings due in the next 12 months were classified as maturing after one year due to the Company's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At March 29, 2002 and December 31, 2001, the Company had available for issuance approximately $1.7 billion ($0.7 billion after the issuance of the SEC notes in April 2002) in registered debt securities under a registration statement with the Securities and Exchange Commission. At March 29, 2002 and December 31, 2001, the Company had available for issuance approximately $0.5 billion available for issuance under a Canadian Medium Term Note Program. In addition, at March 29, 2002 and December 31, 2001, the Company had approximately $1 billion in debt securities available for issuance under a Euro Medium Term Note Program.

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

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE F - STOCK-BASED COMPENSATION PLANS

The Company granted approximately 7.9 million service-vested stock options to certain executive and management level employees during the first quarter of 2002. These options vest over a period of up to four years and expire ten years from the date of grant. All of the options were granted at an exercise price equal to the fair market value of the stock on the grant date.

The Company granted 964,000 restricted stock shares to certain key employees of the Company during the first quarter of 2002. These awards vest upon continued employment for a period of at least four years.

An aggregate of 1.8 million shares of common stock were issued during the first quarter of 2002 from the exercise of stock options.

NOTE G - PREFERRED STOCK

In connection with the 1998 acquisition of Great Plains Bottlers and Canners, Inc., the Company issued 401,528 shares of $1 par value voting convertible preferred stock ("Great Plains series"). The mandatory conversion date for the Great Plains series is August 7, 2003. As of March 29, 2002, 35,000 shares of the Great Plains series have been converted into 154,778 shares of common stock.

NOTE H - SHARE REPURCHASES

Under the 1996 and 2000 share repurchase programs authorizing the repurchase of up to 60 million shares, the Company can repurchase shares in the open market and in privately negotiated transactions. In the first quarter of 2002, the Company did not repurchase any shares. A total of 26.7 million shares have been repurchased under the programs since their inception.

Management considers market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes including acquisition financing and the funding of various employee benefit and compensation plans. In 2002, the Company plans to use free cash flow primarily for debt reduction.

NOTE I - DERIVATIVES

The Company uses certain risk management instruments to manage its interest rate and foreign exchange exposures. These instruments are accounted for as fair value and cash flow hedges, as appropriate, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

At March 29, 2002, no amounts related to cash flow hedges of forecasted international raw materials purchases were included in accumulated other comprehensive income. Further, during the quarter, the amount of ineffectiveness related to cash flow hedges of international raw materials purchases was not significant.

The Company enters into certain nonfunctional currency borrowings to hedge net investments in international subsidiaries. During first-quarter 2002, the net amount recorded in accumulated comprehensive income related to these borrowings was a gain of approximately $18 million.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE J - RELATED PARTY TRANSACTIONS

The following table presents amounts included in the statement of operations for transactions with The Coca-Cola Company ("TCCC"):

                                                             QUARTER ENDED
                                                       -------------------------
                                                        MARCH 29,     MARCH 30,
Income (expense) in millions:                              2002         2001
                                                       -----------   -----------

Net operating revenues:
  Direct marketing support ........................      $   177       $   137
  Fountain syrup and packaged product sales .......           85            88
  Cooperative trade arrangements ..................          (74)          (34)
  Other transactions ..............................            1             1
                                                         -------       -------
                                                         $   189       $   192
                                                         =======       =======

Cost of sales:
  Purchases of syrup, concentrate, sweetener, and
    finished products .............................      $(1,022)      $(1,001)
                                                         =======       =======

Selling, delivery, and administrative expenses:
  Operating expense support payments ..............      $    13       $    15
  Cooperative advertising programs ................           --           (12)
  Operating expense reimbursements:
    To TCCC .......................................           (4)           (3)
    From TCCC .....................................            9             4
  Reimbursement of repair costs ...................           12            13
                                                         -------       -------
                                                         $    30       $    17
                                                         =======       =======

We participate in cooperative advertising and brand and trade arrangements with TCCC. Beginning in 2002 all costs in North America associated with customer cooperative trade marketing programs ("CTM"), excluding certain specific customers, will be incurred by the Company and all costs for local media programs in North America will be incurred by TCCC. Marketing support funding from TCCC was increased for the impact of the CTM cost to be incurred by the Company and was decreased for the impact of the local media cost estimated to be incurred by TCCC. The shift of CTM and local media costs would have impacted classifications in 2001, but would not have had an impact on the Company's 2001 net income. However, the impact of this shift on 2002 and future operating income is dependent upon the level of CTM spending by the Company.

The Company entered into a multi-year agreement with TCCC to support profitable growth in brands of TCCC in our territories ("Growth Incentive" program). Total cash support expected to be received by the Company under the agreement in 2002 is $150 million. Of this amount, $30 million is being recognized during 2002 as sales are recorded. The remaining $120 million
("volume growth funding") will be earned only by attaining mutually established sales volume growth rates. The Growth Incentive agreement establishes minimum targets for 2002 of 3% sales volume growth in North America and 5% sales volume growth in Europe. Sales volume growth is

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

determined through a formula with adjustments for brand conversions, brand acquisitions, and new brand introductions.

The entire Growth Incentive agreement can be canceled by either party at the end of a fiscal year with at least six months' prior written notice. In addition, during the first three quarters of any year, either party may cancel for ensuing quarters the sales volume growth targets and cash support funding provisions of the agreement for that year by providing ten days notice prior to the end of such quarter. Upon such quarterly cancellation, all other provisions of the agreement will remain in full force and effect.

Volume growth funding is advanced to the Company equally over the four quarters of the program year within thirty days after the beginning of each quarter. The Company recognizes quarterly volume growth funding as sales volume growth is attained as a reduction of sales discounts and allowances within net revenues. Based on year-to-date performance, the Company recognized the entire amount specified for first quarter 2002 of $30 million.

The agreement provides for refunds of volume growth funding advances should the Company not attain specified minimum sales volume growth targets and upon the failure of performance by either party in specified circumstances. Accordingly, should the Company not attain specified minimum sales volume growth targets in the ensuing quarters of a given year, amounts recognized to date for that year would be subject to refund to TCCC.

NOTE K - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On March 29, 2002, the Company operated in 46 states in the United States, the District of Columbia, the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

The following presents net operating revenues for the quarters ended March 29, 2002 and March 30, 2001 and long-lived assets as of March 29, 2002 and December 31, 2001 by geographic territory (in millions):

                                  2002                          2001
                       ---------------------------  ----------------------------
                           NET          LONG-           NET           LONG-
                        OPERATING       LIVED        OPERATING         LIVED
                       REVENUES(A)      ASSETS        REVENUES        ASSETS
                       -----------   -------------  ------------   -------------
North American ...        $2,837        $16,602        $2,549         $16,695
European .........           805          4,095           783           4,148
                          ------        -------        ------         -------
Consolidated .....        $3,642        $20,697        $3,332         $20,843
                          ======        =======        ======         =======

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

                                                             QUARTER ENDED
                                                        ----------------------
                                                        MARCH 29,    MARCH 30,
                                                          2002         2001
                                                        --------     ---------
Net income (loss) before cumulative effect of
  accounting change ...............................       $  10       $  (99)
  Cumulative effect of accounting change ..........          --         (302)
                                                          -----       ------
Net income (loss) .................................          10         (401)
Preferred stock dividends .........................           1            1
                                                          -----       ------
Net loss applicable to common shareowners .........       $   9       $ (402)
                                                          =====       ======

Basic average common shares outstanding ...........         447          418
Effect of dilutive securities:
  Stock compensation awards .......................           6           --
                                                          -----       ------
Diluted average common shares outstanding .........         453          418
                                                          =====       ======

Basic net income (loss) per share applicable to
  common shareowners ..............................       $0.02       $(0.96)
                                                          =====       ======
Diluted net income (loss) per share applicable to
  common shareowners ..............................       $0.02       $(0.96)
                                                          =====       ======

NOTE M - RESTRUCTURING AND OTHER CHARGES

During 2001, the Company recorded restructuring and other charges totaling $78 million. The restructuring charge related to a series of steps designed to improve the Company's cost structure including the elimination of unnecessary support functions following the consolidation of North America into one operating unit and streamlining management of the North American operations responsive to the current business environment.

Employees impacted by the restructuring were provided both financial and nonfinancial severance benefits. Restructuring costs include costs associated with involuntary terminations and other direct costs associated with implementation of the restructuring. Salary and other benefits are being paid over the severance period. Other direct costs include relocation costs and costs of development, communication, and administration which are expensed as incurred.

The table below summarizes the activity in the restructuring accrual for the quarter ended March 29, 2002 (in millions):

                                           ACCRUED                      ACCRUED
                                           BALANCE                      BALANCE
                                        DECEMBER 31,                   MARCH 29,
RESTRUCTURING SUMMARY                       2001         PAYMENTS        2002
--------------------------------------------------------------------------------

Employee terminations.................
  Severance pay and benefits..........    $    40         $  (12)       $    28
  Other direct costs..................          1             (1)            --
                                          -------         ------        -------
Total.................................    $    41         $  (13)       $    28
                                          =======         ======        =======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE N - COMPREHENSIVE INCOME (LOSS)

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

                                                               QUARTER ENDED
                                                            --------------------
                                                            MARCH 29,  MARCH 30,
                                                              2002       2001
                                                            ---------  ---------
Net income (loss) .........................................   $  10      $(401)
Adjustments:
  Currency items, including tax effects of net
    investment hedges ......................................    (17)        44
  Unrealized gain on securities, net of tax ...............       5          1
  Unrealized gain on cash flow hedges, net of tax .........       4         36
  Reclassifications into earnings for cash flow hedges,
    net of tax ............................................      (3)         1
  Cumulative effect of adopting SFAS 133, net of tax ......      --        (26)
                                                              -----      -----
Net adjustments to accumulated comprehensive income (loss)      (11)        56
                                                              -----      -----
Comprehensive income (loss) ...............................   $  (1)     $(345)
                                                              =====      =====

NOTE O - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

The Financial Accounting Standards Board ("FASB") issued Statement 141, "Business Combinations" ("FAS 141"), and Statement 142, "Goodwill and Other Intangible Assets" ("FAS 142"), that amend APB Opinion No. 16, "Business
Combinations," and supersede APB Opinion No. 17, "Intangible Assets" in July 2001. The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.

As of January 1, 2002, the Company no longer amortizes goodwill and franchise license intangible assets with an indefinite life, but will instead evaluate them for impairment annually under FAS 142.

The Company completed initial impairment tests under FAS 142 in the first quarter of 2002. The Company's impairment tests for goodwill and franchise license intangible assets compared the carrying amounts of the assets to their fair values. Fair value was determined in accordance with the provisions of FAS 142 using present value techniques similar to those used internally by the Company for evaluating acquisitions; comparisons to estimated market values were also made. These valuation techniques, performed in consultation with independent valuation professionals, involved projections of cash flows for ten years, adopting a perpetuity valuation technique

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE O - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (CONTINUED)

with an assumed long-term growth rate of 3 percent, and discounting the projected cash flows, including the perpetuity value, based on the Company's weighted average cost of capital. A weighted average cost of capital of approximately 7 percent was utilized based on an assumed capitalization structure of 55% debt and 45% equity. The Company's actual weighted average cost of capital under its current capitalization structure also approximates 7 percent. Changes in these assumptions could materially impact the fair value estimates.

The Company performed goodwill impairment tests at its North American and European group levels under FAS 142, which requires goodwill impairment testing at the reporting unit level. In late 2001 and during first quarter 2002, the
Emerging Issues Task Force ("EITF") addressed the topic of when, if ever, different indefinite lived intangible assets, such as the Company's territory-specific franchise license agreements, should be combined into a single unit for purpose of performing impairment tests. This topic directly impacted the Company's completion of impairment analyses. At the March 20-21, 2002 meeting, the EITF reached a consensus on Issue No. 02-7, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets" that outlines a number of factors to evaluate for determining whether indefinite-lived intangible assets should be combined for impairment testing. These factors include whether the assets are used together, whether the marketing and branding strategy provide evidence that the intangible assets are complementary, and whether the intangible assets as a group represent the highest and best use of the assets. The Company concluded that the provisions of EITF 02-7 require the Company to also test franchise license intangible assets at the North American and European group levels.

The fair value impairment analyses under FAS 142 and EITF 02-7 concluded that the fair values of goodwill and franchise license intangible assets exceed the carrying book values of those assets. Impairment testing under FAS 142 at the country level for each country the Company has license territories in would not change the impact of adoption.

The transition provisions of FAS 141 prohibit changing amounts assigned to assets and liabilities assumed in business combinations prior to July 1, 2001, except in certain limited situations. Before adoption of FAS 141, the Company allocated the excess of costs over net assets acquired on acquisitions to franchise license intangible assets. The Company also provides deferred income taxes on franchise license intangible assets that are not deductible for tax purposes under FASB Statement 109, "Accounting for Income Taxes". FAS 141 specifically defines intangible assets and provides specific criteria to apply in recognizing those intangible assets. Accordingly, effective with the Herb acquisition in July 2001, the Company assigns values to franchise license intangibles under FAS 141 and recognizes goodwill for the excess of costs over net assets and franchise license intangible assets acquired. This excess principally represents the synergistic values expected to be realized from the acquisition.

Prior to FAS 142, franchise license intangible assets were amortized over the maximum allowed period of 40 years. As this amortization cost was recognized, the related deferred tax liability was recognized as a decrease to income tax expense. Under FAS 142, previously recognized unamortized balances of franchise license intangible assets and associated deferred income tax liabilities will remain unchanged except for any impairment in the value of these assets or any

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE O - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (CONTINUED)

ultimate sale of territories. At December 31, 2001, the Company had approximately $4.6 billion of deferred tax liabilities on franchise license intangible assets. These deferred tax liabilities, while impacted by tax rate changes and currency translations, will only decrease for the reasons above but will increase for the effect of any tax deductions realized on tax deductible franchise license assets.

Adoption of the non-amortization provisions of FAS 142 as of January 1, 2001 would have increased net income by approximately $62 million, net of $35 million in income taxes or $0.15 per common share, for the quarterly period ending March 30, 2001.

NOTE P - COMMITMENTS AND CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company has guaranteed payment of up to $284 million of indebtedness owed by these manufacturing cooperatives to third parties. At March 29, 2002, these cooperatives had approximately $154 million of indebtedness guaranteed by the Company. In addition, the Company has issued letters of credit principally under self-insurance programs aggregating approximately $262 million.

Under the Jumpstart programs with TCCC, the Company received payments from TCCC for a portion of the cost of developing the infrastructure (consisting primarily of people and systems) necessary to support the accelerated placements. The Company recognizes the payments as cold drink equipment is placed and over the period the Company has the potential requirement to move equipment, primarily through 2008.

Under the programs, the Company agrees to: (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2008; (2) maintain the equipment in service, with certain exceptions, for a period of at least 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum volume of products of TCCC. Should the Company not satisfy these or other provisions of the program, the agreement provides for the parties to meet to work out mutually agreeable solutions. If the parties were unable to agree on an alternative solution, TCCC would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under this program, and the Company believes the probability of a partial refund of amounts previously paid under the program is remote. The Company believes it would in all cases resolve any matters that might arise with TCCC.

The Company's and its subsidiaries' tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where they conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of the Company's subsidiaries that may not be resolved for many years. The Company believes it has substantial defenses to questions being raised and would pursue all legal remedies should an unfavorable outcome result.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE P - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company believes it has adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

In January 2002 Kmart Corporation filed for bankruptcy protection. The Company is exposed to possible preference action claims for amounts paid to the Company prior to the filing. It is not possible to predict the ultimate amount of losses, if any, which might result from preference claims.

The Company is currently under investigation by the European Commission in various jurisdictions for alleged abuses of an alleged dominant position under
Article 82 of the EU Treaty. The Company does not believe that it has a dominant position in the relevant markets, or that its current or past commercial practices violate EU law. Nonetheless, the Commission has considerable discretion in reaching conclusions and levying fines, which are subject to judicial review. The Commission has not notified the Company as to the timing for reaching conclusions.

The Company has filed suit against two of its insurers to recover losses incurred in connection with the 1999 European product recall. We are unable to predict the final outcome of this action at this time.

The Company is a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company's financial position, results of operations, or liquidity.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         BUSINESS SUMMARY AND OBJECTIVES

The Company is the world's largest marketer, producer, and distributor of products of The Coca-Cola Company ("TCCC"). The Company also distributes other beverage brands in select markets. The Company operates in parts of 46 states in the United States, all 10 provinces of Canada, and in portions of Europe, including Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands.

The Company's first-quarter 2002 results reflect the steps taken in 2001 to return to profitable long-term growth. Our volume growth was strong, up more than 5 percent in North America and more than 7 percent in Europe. Our volume growth in North America is significant because it represents improvement in key areas of our portfolio. Our core brands are growing again, and we continue to see substantial benefits from Dasani and our new brand initiatives, such as diet Coke with lemon, and Minute Maid Lemonade. In Europe, we again achieved very good results, building on last year's exceptional performance with a combination of both volume growth and pricing improvement. In addition to our success in the marketplace, we have also begun to see the benefits of our 2001 restructuring, which has helped to control our operating expenses. This combination of healthy volume and ongoing operating expense control enabled us to achieve EBITDA of $429 million and earnings per diluted common share of $0.02.

As encouraged as we are in reporting this quarter's good volume and profitability, we clearly understand that a single quarter's results do not make a successful year. Maintaining the momentum of the first quarter will require continued diligence in managing pricing, volume, and operating expenses as we work to meet our financial targets.


OUTLOOK

We continue to expect total volume growth of approximately 4 percent for 2002, with North American volume growth of more than 3 percent and volume growth in Europe of 5 percent to 6 percent. Full-year 2002 earnings per share are expected to total 83 cents to 88 cents, and full-year currency-neutral EBITDA is expected to reach $2.33 billion to $2.38 billion. Although North American pricing was below our full-year guidance in the first quarter, our brands are growing again, we believe we are competitively priced, and can now generally move pricing up in step with the industry. As a result, we continue to expect pricing growth in a range of 2 percent in North America for the remainder of the year, in line with expected cost of goods increases. Our financial goals for 2002 also assume low single-digit pricing increases in Europe and approximately 2 percent consolidated cost of sales growth, on a currency neutral basis.

To achieve our volume goals, we plan to continue to introduce new products over the remainder of 2002, including Minute Maid Lemonade light and Pink Lemonade, as well as a reformulated Cherry Coke and a new Coca-Cola brand extension, Vanilla Coke. Our marketing efforts for the next several months will include the Summer Music Cash promotion, which will provide instant win music related experiences and coupons for music cash certificates, as well as NASCAR themed commercials, new Sprite commercials and World Cup related advertising in Europe.

Management's Discussion and Analysis should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated EBITDA, or net income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, was $429 million in the first quarter of 2002, 17% higher than reported first quarter 2001 results of $366 million and 11% higher than comparable first-quarter 2001 results. Reported operating income increased to $180 million, 24% higher than comparable operating income of $145 million. The increase is primarily due to increased revenue resulting from volume growth of more than 4 1/2 percent, including the results of the Herb acquisition in 2001 (6 percent comparable growth), less moderate increases in operating costs.

Consolidated average net pricing per case was flat in the first quarter of 2002 compared to the first quarter of 2001, excluding the impact of currency exchange rate fluctuations. These consolidated results were driven by a 1/2 percent pricing decline in North America offset by an increase in European pricing of 3 percent. Net price per case is the invoice price charged to retailers less any promotional allowances and excludes marketing credits received from franchisers. Our consolidated bottle and can cost of sales per case declined 1/2 percent on a comparable basis and increased 1/2 percent on a comparable currency-neutral basis in the first quarter of 2002 compared to the first quarter of 2001.

EBITDA is used as an indicator of operating performance and not as a replacement of measures such as cash flows from operating activities and operating income as defined and required by generally accepted accounting principles in the United States. All per case amounts are calculated on physical cases.

Our net income applicable to common shareowners was $9 million, or $0.02 cents per common share, compared to a reported loss of $(0.96) per common share and a comparable loss of $(0.09) per common share for the first quarter of 2001.

All comparable 2001 results exclude the cumulative effect of the change in our method of accounting for Jumpstart payments of $302 million, exclude franchise amortization of $97 million for first-quarter 2001 as if FASB Statement No. 142, "Goodwill and Other Intangible Assets", was in effect as of January 1, 2001, and include the Herb acquisition as of January 1, 2001. Comparable volume growth also includes a one-day reduction to the number of selling days in first-quarter 2001 to equate to the same number of days in first-quarter 2002.

Our operating results in the first quarter of each year reflect the seasonality of our business. Our unit sales traditionally are higher in the hotter months during the second and third quarters and costs such as interest, depreciation, and amortization are not as significantly impacted by business seasonality.

NET OPERATING REVENUES AND COST OF SALES

The Company's first-quarter 2002 net operating revenues increased 9 percent to more than $3.6 billion, primarily reflecting the impact of improved volume. Comparable net operating revenues, including the impact of acquisitions and foreign currency translations, increased 3 percent in the first quarter of 2002. The revenue split between our North American and European operations was 78% and 22%, respectively.

Currency neutral comparable bottle and can net price per case was flat in the first quarter of 2002 compared to the first quarter of 2001, with a 1/2 percent decrease in North America and a 3 percent increase in Europe. In the first quarter of 2002, foreign currency translations reduced revenue growth by approximately 1 percent.

Comparable bottle and can cost of sales per case decreased 1/2 percent from the first quarter of 2001 to the first quarter of 2002. Excluding the impact of foreign currency translations, the cost of sales per case increase would have been 1/2 percent. This increase results from higher ingredient and packaging material costs. Ingredient costs are impacted by the increase in carbonated beverage concentrate costs for full-year 2002 of approximately 1 1/2 percent in North America and 2 1/2 percent in Europe. We continue to expect consolidated costs of sales per case to grow approximately 2 percent for the full year, excluding the effects of currency translations.

VOLUME

Comparable volume results, adjusted for acquisitions completed in 2001 and for one less selling day, are shown in the table below:

--------------------------------------------------------------------------------
                                        FIRST-QUARTER 2002    FIRST-QUARTER 2002
                                         CHANGE INCLUDING         COMPARABLE
                                           ACQUISITIONS             CHANGE
--------------------------------------------------------------------------------
Physical Case Bottle and Can Volume:
  Consolidated                                4 1/2%                6    %
  North American Territories                  4 1/2%                5 1/2%
  European Territories                        6    %                7 1/2%
--------------------------------------------------------------------------------

For first-quarter 2002, non-carbonated brand volume, principally Dasani, Minute Maid juices, and POWERade increased substantially, with Dasani up nearly 60% in North America. Also in North America, Coca-Cola Classic volume grew approximately 3 percent and Diet Coke volume grew more than 9 percent, largely due to the success of Diet Coke with lemon. In Europe, diet Coke/Coca-Cola light and Fanta experienced double-digit volume growth. Can volume grew approximately 6 percent in North America and approximately 3 1/2 percent in Europe in the first quarter of 2002 over the first quarter of 2001. 20-ounce PET volume grew more than 8 percent in North America and 500ml European PET volume grew more than 26% in the first quarter of 2002 over the first quarter of 2001.

The Easter holiday occurred at the end of March in 2002 versus early April in 2001, shifting this holiday into the first quarter in 2002. Because Easter is the smallest of the major holidays in terms of volume, we estimate the shift of the promotional activity impacted quarterly volume growth by approximately 1 percent.

PER SHARE DATA

For first-quarter 2002, our basic and diluted net income from operations was $0.02 per common share compared to the reported first-quarter 2001 net loss of $(0.96) per common share and comparable first-quarter 2001 net loss of $(0.09) per share. These comparable results primarily reflect the impact of improved volume, moderate increases in operating costs and lower interest costs.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In first-quarter 2002, consolidated selling, delivery, and administrative expenses as a percentage of net operating revenues decreased to 32.9% from reported first-quarter 2001 results of 36.7% and comparable first quarter 2001 results of 33.6%. This decrease from comparable results is largely due to the benefits of our restructuring announced in 2001. In first-quarter 2002, our restructuring accrual decreased by approximately $13 million, due primarily to expenditures for severance pay and benefits, from $41 million at December 31, 2001 to approximately $28 million at March 29, 2002.

As discussed further under Accounting Developments, the Company implemented Financial Accounting Standards Board Statement 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, the Company will no longer amortize goodwill and franchise license intangible assets. Adoption of the non-amortization provisions of FAS 142 as of January 1, 2001 would have reduced amortization expense by approximately $97 million for the quarterly period ending March 30, 2001. We also completed our initial impairment tests under FAS 142 which supported the carrying values of these assets and, accordingly, no impairment charge resulted from FAS 142 adoption.

EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," is effective for the Company beginning January 1, 2002, and requires certain selling expenses incurred by the Company to be classified as deductions from revenue. Comparable amounts in prior years are required to be reclassified in accordance with this EITF consensus. The Company reclassified as deductions in net operating revenues approximately $20 million of selling expenses which were previously classified as selling, delivery, and administrative expenses in the first quarter of 2001.

In January 2002, Kmart Corporation filed for bankruptcy protection. The Company had approximately $20 million in trade receivables from Kmart at the date of their bankruptcy filing. We are uncertain how much of these trade receivables we will ultimately recover. In first-quarter 2002, the Company recognized the potential losses on these accounts receivable by charging the amounts, net of estimated recoverable portions, against the reserve for doubtful accounts. This write-off had no impact on our results of operations for first-quarter 2002 as the Company was adequately reserved for these losses.

INTEREST EXPENSE

First-quarter 2002 net interest expense decreased from reported first-quarter 2001 levels due to a decline in our weighted average cost of debt partially offset by a higher average debt balance. The weighted average interest rate for first-quarter 2002 was 5.6 percent compared to 6.8 percent and 6.3 percent for first-quarter and full-year 2001, respectively.

INCOME TAXES

The Company's effective tax rates for the first quarter of 2002 and 2001 were 35% and 34%, respectively. The Company's first-quarter 2002 effective tax rate reflects expected full-year 2001 pretax earnings combined with the beneficial tax impact of certain international operations. Our effective tax rate for the remainder of 2002 is dependent upon operating results and may change if the results for the year are different from current expectations.

TRANSACTIONS WITH THE COCA-COLA COMPANY

Total costs for purchases of concentrate, finished product, sweetener, and syrup from TCCC included in cost of sales were $1,022 million for the first quarter of 2002 as compared to $1,001 million in the first quarter of 2001. In the first quarter of 2002 the Company recognized $177 million of direct marketing support in net revenues as compared to $137 million in the first quarter of 2001. This increase from 2001 to 2002 was a result of higher volume and was impacted by the CTM and media cost shifts and the $30 million in Growth Incentive funding recognized and discussed further below. In the first quarter of 2002, the Company recognized approximately $13 million of Jumpstart funding as a reduction of selling, delivery, and administrative expenses, as compared to $15 million in the first quarter of 2001. The Company expects to recognize approximately $70 million in Jumpstart funding for full-year 2002.

We participate in cooperative advertising and brand and trade arrangements with TCCC. Beginning in 2002 all costs in North America associated with customer cooperative trade marketing programs ("CTM"), excluding certain specific customers, shifted to us and all costs for local media programs in North America shifted to TCCC. Marketing support funding from TCCC was increased for the impact of the CTM cost shifts and was decreased for the impact of the local media cost shifts. Amounts paid under customer trade marketing programs to TCCC are included as a reduction in net operating revenues and totaled $74 million for the first quarter of 2002, as compared to $34 million for the first quarter of 2001. The shift of CTM and local media costs would not have had an impact on the Company's 2001 net income. However, the impact of this shift on 2002 and future operating income is dependent upon the level of CTM spending by the Company.

Sales to TCCC of bottle and can products and fountain syrup included in net revenues totaled $85 million in the first quarter of 2002, as compared to $88 million in the first quarter of 2001.

The Company entered into a multi-year agreement with TCCC to support profitable growth in brands of TCCC in our territories ("Growth Incentive" program). Total cash support expected to be received by the Company under the agreement in 2002 is $150 million. Of this amount, $30 million is being recognized during 2002 as sales are recorded. The remaining $120 million
("volume growth funding") will be earned only by attaining mutually established sales volume growth rates. The Growth Incentive agreement establishes minimum targets for 2002 of 3% sales volume growth in North America and 5% sales volume growth in Europe. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, and new brand introductions.

The entire Growth Incentive agreement can be canceled by either party at the end of a fiscal year with at least six months' prior written notice. In addition, during the first three quarters of any year, either party may cancel for ensuing quarters the sales volume growth targets and cash support funding provisions of the agreement for that year by providing ten days notice prior to the end of such quarter. Upon such quarterly cancellation, all other provisions of the agreement will remain in full force and effect.

Volume growth funding is advanced to The Company equally over the four quarters of the program year within thirty days after the beginning of each quarter. The Company recognizes quarterly volume growth funding as volume growth is attained as a reduction of sales discounts and allowances within net revenues. Based on year-to-date performance, the Company recognized the entire amount specified for first quarter 2002 of $30 million.

The agreement provides for refunds of volume growth funding advances should the Company not attain specified minimum sales volume growth targets and upon the failure of performance by either party in specified circumstances. Accordingly, should the Company not attain specified minimum sales volume growth targets in the ensuing quarters of a given year, amounts recognized to date for that year would be subject to refund to TCCC.

                         CASH FLOW AND LIQUIDITY REVIEW

CAPITAL RESOURCES

Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditure and working capital requirements, scheduled debt payments, interest and income tax obligations, dividends to our shareowners, acquisitions, and any share repurchases.

In April 2002, the Company issued $500 million in floating rate notes due 2004 and $500 million in fixed rate notes due 2007 ("SEC notes"). These notes were issued under the Company's registration statement with the Securities and Exchange Commission. The interest rate on the floating rate notes is the three month LIBOR plus 25 basis points and the interest rate on the fixed notes is
5.25 percent. The Company plans to use proceeds from the SEC notes to retire commercial paper.

At March 29, 2002, the Company had approximately $3.2 billion in available capital under its public debt facilities ($2.2 billion after the issuance of the SEC notes in April 2002), which could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. Of this amount, we had (i) $1.7 billion in registered debt securities available for issuance under a registration statement with the Securities and Exchange Commission ($0.7 billion after the issuance of the SEC notes), (ii) $1.0 billion in debt securities available under a Euro Medium Term Note Program, and (iii) $0.5 billion in debt securities available under a Canadian Medium Term Note Program for long-term financing needs.

In addition, we satisfy seasonal working capital needs and other financing requirements with short-term borrowings, under our commercial paper programs, bank borrowings, and other credit facilities. At March 29, 2002 we had approximately $2.7 billion outstanding in commercial paper. At March 29, 2002 we had approximately $3.1 billion available as backstop to commercial paper and undrawn working capital lines of credit. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of first-quarter 2002, the Company's debt portfolio was 66% fixed rate debt and 34% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments decreased $106 million during first-quarter 2002 from net cash transactions. Our primary uses of cash were for long-term debt payments totaling $573 million and capital expenditures totaling $144 million. Our primary source of cash for first-quarter 2002 was proceeds from the issuance of debt aggregating $616 million.

Operating Activities: Operating activities resulted in net cash used of $1 million during first-quarter 2002 compared to net cash used of $200 million during the first quarter of 2001.

Investing Activities: Net cash used in investing activities resulted primarily from our continued capital investments. We expect full-year 2002 capital expenditures to be between $1.0 billion and $1.1 billion.

Financing Activities: The Company continues to refinance portions of its short-term borrowings as they mature with short-term and long-term fixed and floating rate debt.

                               FINANCIAL CONDITION

The decrease in net property, plant, and equipment resulted from depreciation costs and translation adjustments net of capital expenditures. The decrease in long-term debt primarily resulted from translation adjustments. The decrease in the reserve for doubtful accounts resulted from the Company's recognition of potential losses on Kmart accounts receivable, net of estimated recoverable portions, against the reserve for doubtful accounts.

In first-quarter 2002, changes in currencies resulted in a loss in comprehensive income of $17 million. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars affects the comparability of revenues and expenses between periods.

                         KNOWN TRENDS AND UNCERTAINTIES

EURO CURRENCY CONVERSIONS

On January 1, 1999, 11 of the 15 Member States of the European Union established fixed conversion rates between existing currencies and the European Union's common currency ("Euro"). The Company conducts business in several of these Member States, and in one (the United Kingdom) that chose not to participate. The transition period for the introduction of the Euro for the participating countries was January 1, 1999 through January 1, 2002, and as of March 1, 2002, all national currencies for the participating countries had been replaced by the Euro.

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

We  have  completed  all  necessary  conversion  processes.   We  completed  our
conversion of vending machines to Euro coinage and finalized all local currency conversions in the first quarter of 2002.

CONTINGENCIES

Under the Jumpstart programs with TCCC, the Company received payments from TCCC for a portion of the cost of developing the infrastructure (consisting primarily of people and systems) necessary to support the accelerated placements. The Company recognizes the payments as cold drink equipment is placed and over the period the Company has the potential requirement to move equipment, primarily through 2008.

Under the programs, the Company agrees to: (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2008; (2) maintain the equipment in service, with certain exceptions, for a period of at least 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum volume of products of

TCCC. Should the Company not satisfy these or other provisions of the program, the agreement provides for the parties to meet to work out mutually  agreeable  solutions.  If  the  parties  were  unable  to agree on  an alternative solution, TCCC would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under this program, and the Company believes the probability of a partial refund of amounts previously paid under the program is remote. The Company believes it would in all cases resolve any matters that might arise with TCCC.

The Company's and its subsidiaries' tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where they conduct business. These audits may result in assessments of additional taxes that are resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of the Company's subsidiaries that may not be resolved for many years. The Company believes it has substantial defenses to questions being raised and would pursue all legal remedies should an unfavorable outcome result. The Company believes it has adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

In January 2002, Kmart Corporation filed for bankruptcy protection. The Company is exposed to possible preference action claims for amounts paid to the Company prior to the filing. It is not possible to predict the ultimate amount of losses, if any, which might result from preference claims.

The Company is currently under investigation by the European Commission in various jurisdictions for alleged abuses of an alleged dominant position under
Article 82 of the EU Treaty. The Company does not believe that it has a dominant position in the relevant markets, or that its current or past commercial practices violate EU law. Nonetheless, the Commission has considerable discretion in reaching conclusions and levying fines, which are subject to judicial review. The commission has not notified the Company as to the timing for reaching conclusions.

The Company has filed suit against two of its insurers to recover losses incurred in connection with the 1999 European product recall. We are unable to predict the final outcome of this action at this time. The Company is a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect the Company's financial position, results of operations, or liquidity.

ACCOUNTING DEVELOPMENTS

ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

The Financial Accounting Standards Board ("FASB") issued Statement 141, "Business Combinations" ("FAS 141"), and Statement 142, "Goodwill and Other Intangible Assets" ("FAS 142"), that amend APB Opinion No. 16, "Business
Combinations," and supersede APB Opinion No. 17, "Intangible Assets" in July 2001. The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.

As of January 1, 2002, the Company no longer amortizes goodwill and franchise license intangible assets with an indefinite life, but will instead evaluate them for impairment annually under FAS 142.

The Company completed initial impairment tests under FAS 142 in the first quarter of 2002. The Company's impairment tests for goodwill and franchise license intangible assets compared the carrying amounts of the assets to their fair values. Fair value was determined in accordance with the provisions of FAS 142 using present value techniques similar to those used internally by the Company for evaluating acquisitions; comparisons to estimated market values were also made. These valuation techniques, performed in consultation with independent valuation professionals, involved projections of cash flows for ten years, adopting a perpetuity valuation technique with an assumed long-term growth rate of 3 percent, and discounting the projected cash flows, including the perpetuity value, based on the Company's weighted average cost of capital. A weighted average cost of capital of approximately 7 percent was utilized  based  on  an  assumed  capitalization  structure of 55% debt and  45%
equity. The Company's actual weighted average cost of capital under its current capitalization structure also approximates 7 percent. Changes in these assumptions could materially impact the fair value estimates.

The Company performed goodwill impairment tests at its North American and European group levels under FAS 142, which requires goodwill impairment testing at the reporting unit level. In late 2001 and during first quarter 2002, the
Emerging Issues Task Force ("EITF") addressed the topic of when, if ever, different indefinite lived intangible assets, such as the Company's territory-specific franchise license agreements, should be combined into a single unit for purpose of performing impairment tests. This topic directly impacted the Company's completion of impairment analyses. At the March 20-21, 2002 meeting, the EITF reached a consensus on Issue No. 02-7, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets" that outlines a number of factors to evaluate for determining whether indefinite-lived intangible assets should be combined for impairment testing. These factors include whether the assets are used together, whether the marketing and branding strategy provide evidence that the intangible assets are complementary, and whether the intangible assets as a group represent the highest and best use of the assets. The Company concluded that the provisions of EITF 02-7 require the Company to also test franchise license intangible assets at the North American and European group levels.

The fair value impairment analyses under FAS 142 and EITF 02-7 concluded that the fair values of goodwill and franchise license intangible assets exceed the carrying book values of those assets. Impairment testing under FAS 142 at the country level for each country the Company has license territories in would not change the impact of adoption.

The transition provisions of FAS 141 prohibit changing amounts assigned to assets and liabilities assumed in business combinations prior to July 1, 2001, except in certain limited situations. Before adoption of FAS 141, the Company allocated the excess of costs over net assets acquired on acquisitions to franchise license intangible assets. The Company also provides deferred income taxes on franchise license intangible assets that are not deductible for tax purposes under FASB Statement 109, "Accounting for Income Taxes". FAS 141 specifically defines intangible assets and provides specific criteria to apply in recognizing those intangible assets. Accordingly, effective with the Herb acquisition in July 2001, the Company assigns values to franchise license intangibles under FAS 141 and recognizes goodwill for the excess of costs over net assets and franchise license intangible assets acquired. This excess principally represents the synergistic values expected to be realized from the acquisition.

Prior to FAS 142, franchise license intangible assets were amortized over the maximum allowed period of 40 years. As this amortization cost was recognized, the related deferred tax liability was recognized as a decrease to income tax expense. Under FAS 142, previously recognized unamortized balances of franchise license intangible assets and associated deferred income tax liabilities will remain unchanged except for any impairment in the value of these assets or any ultimate sale of territories.
At December 31, 2001, the Company had approximately $4.6 billion of deferred tax liabilities on franchise license intangible assets. These deferred tax liabilities, while impacted by tax rate changes and currency translations, will only decrease for the reasons above but will increase for the effect of any tax deductions realized on tax deductible franchise license assets. These deferred tax balances could also change if there were tax rate changes in the future.

                             CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are marketing and promotional programs that result in lower than expected volume, efforts to manage price that adversely affect volume, efforts to manage volume that adversely affect price, an inability to meet performance requirements for expected levels of various support payments from TCCC, the cancellation of existing funding programs with TCCC, material changes from expectations in the costs of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment expenditures, an inability to place cold drink equipment at required levels under our Jumpstart programs with TCCC, an inability to meet volume growth requirements on an annual basis under the Growth Incentive program with TCCC, an unfavorable outcome from the European Union investigation, material changes in assumptions and the Company's cost of capital used in completing impairment analyses under FAS 142, an inability to meet projections for performance in newly acquired territories, potential assessment of additional taxes resulting from audits conducted by tax authorities, and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 48 of the Company's Annual Report for the fiscal year ended December 31, 2001.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In 2001, the Company, through its Coco-Cola Bottling Company of New England division ("New England") was named as one of several thousand potentially responsible parties at the Beede Waste Oil Superfund site in Plaistow, New Hampshire. The site had operated since the 1920's reprocessing waste oil and conducting related activities. New England is believed to have sent waste oil and contaminated soil to the site in 1990 during an underground storage tank removal and cleanup operation. The EPA and the state of New Hampshire have spent approximately $18 million to date on cleaning up the site, and the remaining cost is estimated to be $46 million. In March 2002, a settlement was proposed that would result in New England's paying approximately $181,000.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of shareowners was held on Friday, April 19, 2002 in Wilmington, Delaware at which the following matters were submitted to a vote of the shareowners of the Company:

(a)  Votes  cast  (common  and   preferred)   for  or  withheld   regarding  the
     election/re-election of Directors for terms expiring in:

                 2005                                FOR               WITHHELD
     ----------------------------                -----------           ---------

     John L. Clendenin                           392,393,345           3,643,936
     John E. Jacob                               392,401,362           3,635,919
     Summerfield K. Johnston, Jr.                391,500,636           4,536,645
     Deval L. Patrick                            391,563,750           4,473,531

     Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

     TERM EXPIRING IN 2003                     TERM EXPIRING IN 2004
     --------------------------------------    ---------------------------------

     Howard G. Buffett                         John R. Alm
     Johnnetta B. Cole                         J. Trevor Eyton
     Marvin J. Herb                            Gary P. Fayard
     Steven J. Heyer                           L. Phillip Humann
     Jean-Claude Killy                         Paula G. Rosput
     Lowry F. Kline

(b) Votes cast (common and preferred) for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

                                                                                                         BROKER
               PROPOSAL                           FOR               AGAINST            ABSTAIN          NON-VOTES
-------------------------------------         -----------         -----------         ---------         ---------

Approval of the 2002 Executive
  Management Incentive Plan                   376,382,333          17,264,931         1,589,258            800,759
Ratification of the Appointment of
  Independent Auditors                        389,354,593           5,429,087         1,253,601                 --
Shareowner's proposal to restrict the
  exercise of stock options                     9,488,797         348,488,540         6,268,341         31,791,603

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT                                                INCORPORATED BY REFERENCE
NUMBER                DESCRIPTION                      OR FILED HEREWITH
-------  ------------------------------------------    -------------------------

   3     Bylaws of Coca-Cola  Enterprises  Inc. as     Filed Herewith
         amended through April 15, 2002

  10     Growth Initiative Program Agreement with The  Filed Herewith
         Coca-Cola Company

  12     Statements regarding computations of ratios   Filed Herewith

(b)  Reports on Form 8-K:

During first-quarter 2002, the Company filed the following current reports on Form 8-K:

 DATE OF REPORT                                    DESCRIPTION
-----------------          -----------------------------------------------------

January 16, 2002           Announcement  regarding Company webcast  of a January
                           23, 2002 conference  call  discussing full-year  2001
                           results.

January 23, 2002           Press  release  reporting   fourth-quarter  2001  and
                           full-year 2001 results.

                           Amendment and restatement of the Company's 1999-2008 Cold Drink Equipment Purchase Partnership Program for the United States with The Coca-Cola Company.

                           Amendment and restatement of the Company's Cold Drink Equipment Purchase Partnership Program in Europe with The Coca-Cola Export Corporation.

                           Amendment and restatement of the Company's Canadian subsidiary's 1999-2008 Cold Drink Equipment Purchase Partnership Program in Canada with Coca-Cola Ltd.

February 7, 2002           Press release detailing 2002 quarterly  guidance  and
                           2001 quarterly comparable financial results.

March 26, 2002             Press release providing a first-quarter 2002
                           update--confirming previous guidance and announcing a March 27, 2002 webcast.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COCA-COLA ENTERPRISES INC.
                                            (Registrant)



Date: May 8, 2002                           /s/ Patrick J. Mannelly
                                            ------------------------------
                                            Patrick J. Mannelly
                                            Senior Vice President and
                                              Chief Financial Officer




Date: May 8, 2002                           /s/ Michael P. Coghlan
                                            ------------------------------
                                            Michael P. Coghlan
                                            Vice President, Controller and
                                              Principal Accounting Officer