Form 10-Q
period 2002-06-28
COCA COLA ENTERPRISES INC
filed 2002-08-09
CIK 804055

                        [COCA-COLA ENTERPRISES INC. LOGO]



                                    FORM 10-Q


                                QUARTERLY REPORT


                       FOR THE QUARTER ENDED JUNE 28, 2002


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

                   for the quarterly period ended June 28, 2002

                                       or

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

      448,348,150 SHARES OF $1 PAR VALUE COMMON STOCK AS OF AUGUST 5, 2002

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                         FOR QUARTER ENDED JUNE 28, 2002

                                      INDEX



                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Income Statements for the Quarters
          ended June 28, 2002 and June 29, 2001 ............................  1

        Condensed Consolidated Income Statements for the Six Months
           ended June 28, 2002 and June 29, 2001 ...........................  2

        Condensed Consolidated Balance Sheets as of June 28, 2002
           and December 31, 2001 ...........................................  3

        Condensed Consolidated Statements of Cash Flows for the Six Months
           ended June 28, 2002 and June 29, 2001 ...........................  5

        Notes to Condensed Consolidated Financial Statements ...............  6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ............................................ 19

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......... 29

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings .................................................. 30

Item 6. Exhibits and Reports on Form 8-K ................................... 30

Signatures ................................................................. 31

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)

                                                              QUARTER ENDED
                                                          --------------------
                                                          JUNE 28,    JUNE 29,
                                                            2002        2001
                                                          --------    --------

NET OPERATING REVENUES ................................    $ 4,448     $ 4,079
Cost of sales .........................................      2,720       2,545
                                                           -------     -------

GROSS PROFIT ..........................................      1,728       1,534
Selling, delivery, and administrative expenses ........      1,236       1,280
                                                           -------     -------

OPERATING INCOME ......................................        492         254
Interest expense, net .................................        166         188
Other nonoperating (income) expenses, net .............         (2)         --
                                                           -------     -------

INCOME BEFORE INCOME TAXES ............................        328          66
Income tax expense before rate change benefit .........        113           7
Income tax rate change (benefit) ......................         --         (46)
                                                           -------     -------

NET INCOME ............................................        215         105
Preferred stock dividends .............................          1           1
                                                           -------     -------

NET INCOME APPLICABLE TO COMMON SHAREOWNERS ...........    $   214     $   104
                                                           =======     =======

BASIC NET INCOME PER SHARE APPLICABLE TO COMMON
   SHAREOWNERS ........................................    $  0.48     $  0.25
                                                           =======     =======

DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON
   SHAREOWNERS ........................................    $  0.47     $  0.24
                                                           =======     =======

DIVIDENDS PER SHARE APPLICABLE TO COMMON SHAREOWNERS ..    $  0.04     $  0.04
                                                           =======     =======

INCOME (EXPENSE) AMOUNTS FROM TRANSACTIONS WITH THE
   COCA-COLA COMPANY
Net operating revenues ................................    $   220     $   196
Cost of sales .........................................     (1,314)     (1,225)
Selling, delivery, and administrative expenses ........         39          26



See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)

                                                             SIX MONTHS ENDED
                                                           --------------------
                                                           JUNE 28,    JUNE 29,
                                                             2002        2001
                                                           --------    --------

NET OPERATING REVENUES .................................    $ 8,090     $ 7,411
Cost of sales ..........................................      4,984       4,613
                                                            -------     -------

GROSS PROFIT ...........................................      3,106       2,798
Selling, delivery, and administrative expenses .........      2,434       2,504
                                                            -------     -------

OPERATING INCOME .......................................        672         294
Interest expense, net ..................................        329         379
Other nonoperating (income) expenses, net ..............         (2)         --
                                                            -------     -------

INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE .................................        345         (85)
Income tax expense (benefit) before rate change benefit         119         (45)
Income tax rate change (benefit) .......................         --         (46)
                                                            -------     -------

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE        226           6

Cumulative effect of accounting change, net of taxes ...         --        (302)
                                                            -------     -------

NET INCOME (LOSS) ......................................        226        (296)
Preferred stock dividends ..............................          2           2
                                                            -------     -------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREOWNERS .....    $   224     $  (298)
                                                            =======     =======

BASIC NET INCOME PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS BEFORE CUMULATIVE EFFECT ..........    $  0.50     $  0.01
                                                            =======     =======

BASIC NET INCOME (LOSS) PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS ...................................    $  0.50     $ (0.71)
                                                            =======     =======

DILUTED NET INCOME PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS BEFORE CUMULATIVE EFFECT ..........    $  0.49     $  0.01
                                                            =======     =======

DILUTED NET INCOME (LOSS) PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS ...................................    $  0.49     $ (0.71)
                                                            =======     =======

DIVIDENDS PER SHARE APPLICABLE TO COMMON SHAREOWNERS ...    $  0.08     $  0.08
                                                            =======     =======

INCOME (EXPENSE) AMOUNTS FROM TRANSACTIONS WITH THE
  COCA-COLA COMPANY:
Net operating revenues .................................    $   416     $   388
Cost of sales ..........................................     (2,386)     (2,226)
Selling, delivery, and administrative expenses .........         69          43


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                        JUNE 28,    DECEMBER 31,
                        ASSETS                            2002         2001
                                                      -----------   -----------
                                                      (Unaudited)
CURRENT
  Cash and cash investments, at cost approximating
    market ..........................................   $   353       $   284
  Trade accounts receivable, less allowance reserve
    of $59 and $73, respectively ....................     1,750         1,540
  Inventories:
    Finished goods ..................................       529           458
    Raw materials and supplies ......................       279           232
                                                        -------       -------
                                                            808           690
  Prepaid expenses and other current assets .........       404           362
                                                        -------       -------
      Total Current Assets ..........................     3,315         2,876

PROPERTY, PLANT, AND EQUIPMENT
  Land ..............................................       425           390
  Buildings and improvements ........................     1,739         1,718
  Machinery and equipment ...........................     8,949         8,614
                                                        -------       -------
                                                         11,113        10,722
  Less allowances for depreciation ..................     5,162         4,726
                                                        -------       -------
                                                          5,951         5,996
  Construction in progress ..........................       194           210
                                                        -------       -------
    Net Property, Plant, and Equipment ..............     6,145         6,206

GOODWILL ............................................       575           569

FRANCHISE LICENSE INTANGIBLE ASSETS .................    13,199        13,124

OTHER NONCURRENT ASSETS, NET ........................       942           944
                                                        -------       -------

                                                        $24,176       $23,719
                                                        =======       =======



See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                        JUNE 28,    DECEMBER 31,
          LIABILITIES AND SHAREOWNERS' EQUITY            2002          2001
                                                      -----------   -----------
                                                      (Unaudited)
CURRENT
  Accounts payable and accrued expenses ..............  $ 2,578       $ 2,610
  Amounts payable to The Coca-Cola Company, net ......      303            38
  Deferred cash payments from The Coca-Cola Company ..       75            70
  Current portion of long-term debt ..................    1,637         1,804
                                                        -------       -------
       Total Current Liabilities .....................    4,593         4,522

LONG-TERM DEBT, LESS CURRENT MATURITIES ..............   10,442        10,365

RETIREMENT AND INSURANCE PROGRAMS AND OTHER LONG-TERM
  OBLIGATIONS ........................................    1,194         1,166

DEFERRED CASH PAYMENTS FROM THE COCA-COLA COMPANY ....      469           510

DEFERRED INCOME TAX LIABILITIES ......................    4,414         4,336

SHAREOWNERS' EQUITY
  Preferred stock ....................................       37            37
  Common stock, $1 par value - Authorized -
    1,000,000,000 shares; Issued - 456,719,450 and
    453,262,107 shares, respectively .................      457           453
  Additional paid-in capital .........................    2,557         2,527
  Reinvested earnings ................................      410           220
  Accumulated other comprehensive income (loss) ......     (265)         (292)
  Common stock in treasury, at cost - 8,517,712 and
    8,146,325 shares, respectively ...................     (132)         (125)
                                                        -------       -------
      Total Shareowners' Equity ......................    3,064         2,820
                                                        -------       -------

                                                        $24,176       $23,719
                                                        =======       =======


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)

                                                              SIX MONTHS ENDED
                                                            --------------------
                                                            JUNE 28,    JUNE 29,
                                                              2002        2001
                                                            --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .....................................    $   226     $(296)
  Adjustments to reconcile net income (loss) to net cash
    derived from operating activities:
    Cumulative effect of accounting change ..............         --       302
    Depreciation ........................................        467       437
    Amortization ........................................         38       225
    Deferred income tax expense (benefit) ...............         83      (144)
    Deferred cash payments from The Coca-Cola Company ...        (36)       42
    Net changes in current assets and current liabilities       (105)     (398)
    Other ...............................................          8       (33)
                                                             -------     -----
  Net cash derived from operating activities ............        681       135

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in capital assets .........................       (375)     (408)
  Capital asset disposals ...............................          4        --
  Other investing activities ............................        (22)      (19)
                                                             -------     -----
  Net cash used in investing activities .................       (393)     (427)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of debt .....................................      1,299       320
  Payments on long-term debt ............................     (1,516)     (174)
  Stock purchases for treasury ..........................         --        (8)
  Cash dividend payments on common and preferred stock ..        (19)      (18)
  Exercise of employee stock options ....................         17        24
                                                             -------     -----
  Net cash (used in) derived from financing activities ..       (219)      144
                                                             -------     -----

NET INCREASE (DECREASE) IN CASH AND CASH INVESTMENTS ....         69      (148)
  Cash and cash investments at beginning of period ......        284       294
                                                             -------     -----

CASH AND CASH INVESTMENTS AT END OF PERIOD ..............    $   353     $ 146
                                                             =======     =====


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

As of January 1, 2001, the Company changed its method of accounting for payments received under the Jumpstart market development programs. The Company previously recognized the payments as an offset to operating expenses as incurred in the period for which the payments were designated. As of January 1, 2001, the payments are recognized as offsets to operating expenses as cold drink equipment is placed and over the period the Company has the potential requirement to move equipment, primarily through 2008. The change in accounting resulted in a noncash cumulative effect adjustment in first-quarter 2001 of $(302) million, net of $185 million taxes, or $(0.70) per common share.

NOTE B - RECLASSIFICATIONS

Reclassifications have been made in the 2001 income statements to conform to classifications used in the current year, in accordance with Emerging Issues Task Force ("EITF") No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 01-09 was effective for the Company beginning January 1, 2002, and requires certain payments made to customers by the Company, that were previously classified as selling expenses, to be classified as deductions from revenue. The Company reclassified, as deductions in net operating revenues, approximately $26 million and $46 million of selling expenses which were previously classified as selling, delivery, and administrative expenses in the statement of operations for the quarter and six months ended June 29, 2001, respectively.

NOTE C - SEASONALITY OF BUSINESS

Operating results for the second quarter and six months ended June 28, 2002 are not indicative of results that may be expected for the year ending December 31, 2002 because of business seasonality. Business seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D - INCOME TAXES

The Company's effective tax rates for the first six months of 2002 and 2001 were approximately 35% and 53%, respectively, excluding the rate change benefit in 2001. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                              SIX MONTHS ENDED
                                                             -------------------
                                                             JUNE 28,   JUNE 29,
                                                               2002       2001
                                                             --------   --------
U.S. federal statutory expense (benefit) .................     $120       $(30)
State expense (benefit), net of federal expense (benefit).        3         (5)
Taxation of European and Canadian operations, net ........      (16)       (17)
Valuation allowance provision ............................        4          3
Nondeductible items ......................................        5          5
Other, net ...............................................        3         (1)
                                                               ----       ----

                                                               $119       $(45)
                                                               ====       ====


NOTE E - LONG-TERM DEBT

Long-term debt balances summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):


                                                         JUNE 28,   DECEMBER 31,
                                                           2002        2001
                                                         --------   ------------
U.S. commercial paper (weighted average rates of
  1.8% and 2.0%) .....................................   $ 1,209      $ 1,759
Canadian dollar commercial paper (weighted average
  rates of 2.6% and 2.5%) ............................       248          251
Canadian dollar notes due 2002 - 2009 (weighted
  average rates of 4.8% and 4.7%) (A) ................       720          686
Notes due 2002 - 2037 (weighted average rates of
  5.5% and 6.5%) (B) .................................     3,437        2,885
Debentures due 2012 - 2098 (weighted average rate
  of 7.4%) ...........................................     3,783        3,783
Euro notes due 2002 - 2021 (weighted average rates
  of 6.5% and 6.3%) ..................................     2,081        2,268
Various foreign currency debt ........................       316          236
Additional debt ......................................       252          254
                                                         -------      -------
  Long-term debt including effect of net asset
    positions of currency swaps ......................    12,046       12,122
  Net asset positions of currency swap agreements ....        33           47
                                                         -------      -------
                                                         $12,079      $12,169
                                                         =======      =======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - LONG-TERM DEBT (CONTINUED)

(A) In May 2002, the Company issued $38 million in floating rate notes due 2004 under its Canadian Medium Term Note Program. The interest rate on the notes is the three month CDOR plus 20 basis points.

(B) In April 2002, the Company issued $500 million in floating rate notes due 2004 and $500 million in fixed rate notes due 2007 under the Company's shelf registration statement with the Securities and Exchange Commission. The interest rate on the floating rate notes is the three month LIBOR plus 25 basis points and the interest rate on the fixed notes is 5.25 percent.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to June 28, 2002 are as follows (in millions): 2003 - $1,637; 2004 - $1,230; 2005 - $1,516; 2006 - $11; and 2007 - $1,397.

At June 28, 2002 and December 31, 2001, the Company had $3.3 billion of amounts available under domestic and international credit facilities. These amounts serve as a back-up to the Company's domestic and international commercial paper programs and support working capital needs. At June 28, 2002 and December 31, 2001, the Company had $27 million and $-0- million, respectively, of short-term borrowings outstanding under these credit facilities.

At June 28, 2002 and December 31, 2001, approximately $1.7 billion and $2.3 billion, respectively, of borrowings due in the next 12 months were classified as maturing after one year due to the Company's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At June 28, 2002 and December 31, 2001, the Company had available for issuance approximately $0.7 billion and $1.7 billion, respectively, under a registration statement with the Securities and Exchange Commission. To increase the amount available for issuance, the Company intends to file a new registration statement with the Securities and Exchange Commission sometime in the second half of 2002. At June 28, 2002 and December 31, 2001, the Company had available for issuance approximately $1.2 billion and $1.3 billion, respectively, under a Canadian Medium Term Note Program. In addition, at June 28, 2002 and December 31, 2001, the Company had available for issuance approximately $1.2 billion and $1 billion, respectively, under a Euro Medium Term Note Program.

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

NOTE F - PREFERRED STOCK

In connection with the 1998 acquisition of Great Plains Bottlers and Canners, Inc., the Company issued 401,528 shares of $1 par value voting convertible preferred stock ("Great Plains series"). The mandatory conversion date for the Great Plains series is August 7, 2003. As of June 28, 2002, 35,000 shares of the Great Plains series have been voluntarily converted into 154,778 shares of common stock.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G - STOCK-BASED COMPENSATION PLANS

The Company granted approximately 7.9 million service-vested stock options to certain executive and management level employees during the first six months of 2002. These options vest over a period of 3 years and expire 10 years from the date of grant. All of the options were granted at an exercise price equal to the fair market value of the stock on the grant date.

The Company granted 956,000 restricted stock shares and 124,000 restricted stock units to certain key employees of the Company during the first sixth months of 2002. These awards vest upon continued employment for a period of at least 4 years.

An aggregate of 2.8 million shares of common stock were issued during the first six months of 2002 from the exercise of stock options.

If compensation cost for the Company's grants under stock-based compensation plans had been determined under FAS 123, the Company's net income applicable to common shareowners, and basic and diluted net income per share applicable to common shareowners for the quarter and six months ending June 28, 2002, would approximate the pro forma amounts below (in millions, except per share data):


                                        QUARTER ENDED         SIX MONTHS ENDED
                                        JUNE 28, 2002          JUNE 28, 2002
                                     --------------------   --------------------
                                     REPORTED   PRO FORMA   REPORTED   PRO FORMA
                                     --------   ---------   --------   ---------

Net income applicable to common
  shareowners ....................    $ 214       $ 203      $ 224       $ 202
                                      =====       =====      =====       =====

Basic net income applicable to
  common shareowners .............    $0.48       $0.45      $0.50       $0.45
                                      =====       =====      =====       =====

Diluted net income applicable to
  common shareowners .............    $0.47       $0.44      $0.49       $0.44
                                      =====       =====      =====       =====

FAS 123, if fully adopted, would change the method for cost recognition on the Company's stock-based compensation plans. FAS 123 does not apply to awards prior to 1995, and additional awards in future years are possible. The estimated effect of adopting FAS 123 for grants in the current year on basic and diluted earnings per share is approximately ($0.03) and ($0.02), respectively.

NOTE H - SHARE REPURCHASES

Under the 1996 and 2000 share repurchase programs authorizing the repurchase of up to 60 million shares, the Company can repurchase shares in the open market and in privately negotiated transactions. During the first six months of 2002, the Company did not repurchase any shares. A total of 26.7 million shares have been repurchased under the programs since their inception.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE I - DERIVATIVES

The Company uses certain risk management instruments to manage its interest rate and foreign exchange exposures. These instruments are accounted for as fair value and cash flow hedges, as appropriate, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

At June 28, 2002, a gain of approximately $1 million related to cash flow hedges of forecasted international raw materials purchases was included in accumulated other comprehensive income. Further, during the first six months of 2002, the amount of ineffectiveness related to cash flow hedges of international raw materials purchases was a gain of approximately $1 million.

The Company enters into certain nonfunctional currency borrowings to hedge net investments in international subsidiaries. During the first six months of 2002, the net amount recorded in accumulated comprehensive income related to these borrowings was a loss of approximately $15 million.

NOTE J - RELATED PARTY TRANSACTIONS

The following table presents amounts included in the statement of operations for transactions with The Coca-Cola Company ("TCCC"):

                                          QUARTER ENDED       SIX MONTHS ENDED
                                       -------------------   -------------------
                                       JUNE 28,   JUNE 29,   JUNE 28,   JUNE 29,
                                         2002       2001       2002       2001
                                       --------   --------   --------   --------
Income (expense) in millions:

Net operating revenues:
  Direct marketing support ........... $   212    $   135    $   389    $   272
  Fountain syrup and packaged product
    sales ............................     100        104        185        192
  Cooperative trade arrangements .....     (93)       (43)      (160)       (77)
  Other transactions .................       1         --          2          1
                                       -------    -------    -------    -------
                                       $   220    $   196    $   416    $   388
                                       =======    =======    =======    =======

Cost of sales:
  Purchases of syrup, concentrate,
    sweetener, and finished products . $(1,314)   $(1,225)   $(2,386)   $(2,226)
                                       =======    =======    =======    =======

Selling, delivery, and administrative
  expenses:
  Operating expense support payments . $    23    $    27    $    36    $    42
  Cooperative advertising programs ...      --        (14)        --        (26)
  Operating expense reimbursements:
    To TCCC ..........................      (5)        (4)        (9)        (7)
    From TCCC ........................       8          4         17          8
  Reimbursement of repair costs ......      13         13         25         26
                                       -------    -------    -------    -------
                                       $    39    $    26    $    69    $    43
                                       =======    =======    =======    =======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

As of  January  1,  2002 all costs in North  America  associated  with  customer cooperative trade marketing programs ("CTM"), excluding certain specific customers, will be incurred by the Company, and all costs for local media programs in North America will be incurred by TCCC. Marketing support funding from TCCC was increased for the net effect of the increased CTM cost and decreased local media cost. The shift of CTM and local media costs would have impacted classifications in 2001, but would not have had an impact on the Company's 2001 net income. However, the impact of this shift on 2002 and future operating income is dependent upon the level of CTM spending by the Company.

The Company entered into a multi-year agreement with TCCC to support profitable growth in brands of TCCC in our territories ("Growth Incentive" program). Total cash support expected to be received by the Company under the agreement in 2002 is $150 million. Of this amount, $30 million is being recognized during 2002 as sales are recognized. The remaining $120 million ("volume growth funding") will be earned only by attaining mutually established sales volume growth rates. The Growth Incentive agreement establishes minimum targets for 2002 of 3 percent 192 ounce equivalent unit case sales volume ("Unit Case") growth in North America and 5 percent Unit Case growth in Europe. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, and new brand introductions. Growth that exceeds the target in a geography offsets any shortfalls in the other geography. For the first six months of 2002, the shortfall in Europe was more than offset by performance in North America.

The entire Growth Incentive agreement can be canceled by either party at the end of a fiscal year with at least six months' prior written notice. In addition, during the first three quarters of any year, either party may cancel for ensuing quarters the sales volume growth targets and cash support funding provisions of the agreement for that year by providing ten days notice prior to the end of such quarter. Upon such quarterly cancellation, all other provisions of the agreement will remain in full force and effect. Volume growth funding is advanced to the Company equally over the four quarters of the program year within thirty days after the beginning of each quarter. The Company recognizes quarterly volume growth funding as sales volume growth is attained as a reduction of sales discounts and allowances within net revenues. Based on year-to-date performance, the Company recognized the entire amount specified for second-quarter 2002 and first-half of 2002 of $30 million and $60 million, respectively.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE K - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On June 28, 2002, the Company operated in 46 states in the United States, the District of Columbia, the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

The following presents net operating revenues for the six months ended June 28, 2002 and June 29, 2001 and long-lived assets as of June 28, 2002 and December 31, 2001 by geographic territory (in millions):


                                  2002                           2001
                       ---------------------------   ---------------------------
                          NET           LONG-            NET            LONG-
                        OPERATING       LIVED         OPERATING         LIVED
                         REVENUES       ASSETS         REVENUES        ASSETS
                       -----------   -------------   ------------   ------------

North American ..        $6,244         $16,667         $5,631         $16,695
European ........         1,846           4,194          1,780           4,148
                         ------         -------         ------         -------
Consolidated ....        $8,090         $20,861         $7,411         $20,843
                         ======         =======         ======         =======

The Company has no material amounts of sales or transfers between its North American and European territories and no significant United States export sales.

NOTE L - RESTRUCTURING AND OTHER CHARGES

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

The table below summarizes the activity in the restructuring accrual for the six months ended June 28, 2002 (in millions):

                                        ACCRUED                        ACCRUED
                                        BALANCE                        BALANCE
                                      DECEMBER 31,                     JUNE 28,
RESTRUCTURING SUMMARY                    2001           PAYMENTS         2002
--------------------------------------------------------------------------------

Employee terminations ..............
  Severance pay and benefits .......    $    40         $   (16)        $  24
  Other direct costs ...............          1              (1)           --
                                        -------         -------         -----
Total ..............................    $    41         $   (17)        $  24
                                        =======         =======         =====

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE M - EARNINGS PER SHARE

The following table presents information concerning basic and diluted earnings per share (in millions, except per share data; per share data is calculated prior to rounding to millions). Diluted loss per share equals basic loss per share because dilutive securities are not considered in loss calculations.

                                            QUARTER ENDED      SIX MONTHS ENDED
                                          ------------------  ------------------
                                          JUNE 28,  JUNE 29,  JUNE 28,  JUNE 29,
                                            2002      2001      2002      2001
                                          --------  --------  --------  --------

Net income before cumulative effect of
  accounting change ....................   $ 215     $ 105     $ 226      $  6
  Cumulative effect of accounting
    change .............................      --        --        --      (302)
                                           -----     -----     -----      ----
Net income (loss) ......................     215       105       226      (296)
Preferred stock dividends ..............       1         1         2         2
                                           -----     -----     -----    ------
Basic and diluted net income (loss)
  applicable to common shareowners .....   $ 214     $ 104     $ 224    $ (298)
                                           =====     =====     =====    ======
Basic average common shares
  outstanding ..........................     449       419       448       419
Effect of dilutive securities:
  Stock compensation awards ............       9         8         8        --
                                           -----     -----     -----    ------
Diluted average common shares
  outstanding ..........................     458       427       456       419
                                           =====     =====     =====    ======
Basic net income (loss) per share
  applicable to common shareowners .....   $0.48     $0.25     $0.50    $(0.71)
                                           =====     =====     =====    ======
Diluted net income (loss) per share
  applicable to common shareowners .....   $0.47     $0.24     $0.49    $(0.71)
                                           =====     =====     =====    ======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE N - COMPREHENSIVE INCOME (LOSS)

The following table (in millions) presents a calculation of comprehensive income
(loss), comprised of net income (loss) and other adjustments. Other adjustments to comprehensive income (loss) may include minimum pension liability adjustments, currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, unrealized gains and losses on certain investments in debt and equity securities, and changes in the fair value of certain derivative financial instruments which qualify as cash flow hedges. The Company provides income taxes on currency items, except for income taxes on the impact of currency translations, as earnings from international subsidiaries are considered to be indefinitely reinvested.

                                            QUARTER ENDED      SIX MONTHS ENDED
                                          ------------------  ------------------
                                          JUNE 28,  JUNE 29,  JUNE 28,  JUNE 29,
                                            2002      2001      2002      2001
                                          --------  --------  --------  --------

Net income (loss) ......................    $215      $105      $226     $(296)

Currency items, including tax effects
  of net investment hedges .............      43       (34)       26        10

Unrealized (loss) gain on securities,
  net of tax ...........................      (2)       --         3         1

Unrealized (loss) gain on cash flow
  hedges, net of tax....................      (9)      (10)       (5)       26

Reclassifications into earnings for cash
  flow hedges, net of tax ..............       6         7         3         8

Cumulative effect of adopting SFAS 133,
  net of tax ...........................      --        --        --       (26)
                                            ----      ----      ----     -----

Net adjustments to accumulated
  comprehensive income (loss) ..........      38       (37)       27        19
                                            ----      ----      ----     -----

Comprehensive income (loss) ............    $253      $ 68      $253     $(277)
                                            ====      ====      ====     =====

NOTE O - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement 141, "Business Combinations" ("FAS 141"), and Statement 142, "Goodwill and Other Intangible Assets" ("FAS 142"), that supersede APB Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets". The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.

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

The Company performed goodwill impairment tests at its North American and European group levels under FAS 142, which requires goodwill impairment testing at the reporting unit level. In late 2001 and during first quarter 2002, the Emerging Issues Task Force (EITF) of the FASB addressed the topic of when, if ever, different indefinite-lived intangible assets, such as the Company's territory-specific franchise license agreements, should be combined into a single unit for purpose of performing impairment tests. This topic directly impacted the Company's completion of impairment analyses. At the March 20-21, 2002 meeting, the EITF reached a consensus on Issue No. 02-7, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets" that outlines a number of factors to evaluate for determining whether indefinite-lived intangible assets should be combined for impairment testing. These factors include whether the assets are used together, whether the marketing and branding strategy provide evidence that the intangible assets are complementary, and whether the intangible assets as a group represent the highest and best use of the assets. The Company concluded that the provisions of EITF 02-7 require the Company to also test franchise license intangible assets at the North American and European group levels.

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

Adoption of the non-amortization provisions of FAS 142 as of January 1, 2001 would have increased net income by approximately $62 million, net of $36 million in income taxes, or $0.15 per common share, for the quarter ended June 29, 2001 and by approximately $124 million, net of $71 million in income taxes, or $0.30 per common share, for the six months ended June 29, 2001.

Changes in the carrying values of the Company's consolidated goodwill balance in the first six months of 2002 were due to adjustments to the purchase price allocations of acquisitions completed in 2001. Changes in the Company's consolidated franchise license intangibles balance in the first six months of 2002 were primarily due to the effects of foreign currency translations.

On July 10, 2001, the Company completed the acquisition of 100% of the outstanding common and preferred shares of Hondo Incorporated and Herbco Enterprises, Inc., collectively known as Herb Coca-Cola, for consideration of approximately $1.4 billion, including cash of $1 billion and 25 million shares of common stock valued at approximately $400 million. In 2002, the Company adjusted the allocation of the fair value of the assets acquired and liabilities assumed in connection with the Herb Coca-Cola acquisition. The consideration paid by the Company for Herb Coca-Cola was reduced by approximately $7 million due to the final settlement of working capital balances in the second quarter of 2002. This settlement resulted in a return to CCE of approximately 400,000 shares held in escrow and returned to treasury stock. The Company is in the process of finalizing the purchase price allocation; however, no significant changes are anticipated.

NOTE P - COMMITMENTS AND CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company has guaranteed payment of up to $285 million of indebtedness owed by these manufacturing cooperatives to third parties. At June 28, 2002, these cooperatives had approximately $155 million of indebtedness guaranteed by the Company. In addition, the Company has issued letters of credit principally under self-insurance programs aggregating approximately $263 million.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE P - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In 2000 the Company and TCCC were found by a Texas jury to be jointly liable in a combined final amount of $15.2 million to five plaintiffs, each of whom is a distributor of competing beverage products. These distributors had sued alleging that the Company and TCCC engaged in unfair marketing practices. The Company is appealing the decision and believes there are substantial grounds for appeal. The complaint of four remaining plaintiffs is in discovery and has not yet gone to trial. It is impossible to predict at this time the final outcome of the Company's appeal in this matter or the ultimate costs under all of the complaints.

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

We achieved strong financial results in the second-quarter of 2002. Our earnings increased to $0.47 per diluted common share from comparable results of $0.29 per share for the same quarter last year, including a $0.03 per share benefit in the current quarter from the settlement of promotion programs and accruals. In North America, we achieved growth above 1 1/2 percent despite the timing of the Easter holiday, which reduced volume by approximately 1 percent. In Europe, our volume growth slowed to approximately 1 1/2 percent in the second quarter. This rate was below our expectations largely because of cooler and wetter weather than normal. Despite this slower growth, it is important to note that in each of our European territories, our volume growth outpaced the industry. We are confident that during the second half of the year, growth rates will return to more normal levels to allow us to achieve 2002 growth in Europe of approximately 4 percent.

We did not achieve our pricing goals in North America during the second quarter, and the pricing performance during that quarter reflects the competitive nature of the marketplace. While we remain committed to improving North American pricing, we believe we must be competitive for the long-term health of our brands and our company. Successful management of our operating expenses and material costs has created some financial flexibility in generating solid performance in 2002, but we clearly recognize that we cannot grow our business long term by only controlling costs. Margin expansion is one of the most critical factors to our long-term success and given our current outlook for cost of goods, we believe we will have increasing opportunity for margin expansion in the second half of this year.

OUTLOOK

We expect total volume growth of approximately 3 percent to 4 percent for 2002, with North American volume growth of more than 3 percent and volume growth in Europe of approximately 4 percent. We have revised our earnings per share expectations for 2002 upward to a range of 91 cents to 96 cents, reflecting both the promotional programs settlement and continued favorable interest rates. Full-year currency-neutral EBITDA is expected to reach $2.35 billion to $2.4 billion. Although North American pricing was below expectations in the second quarter, we believe pricing growth will improve in the third and fourth quarters. We expect pricing growth in North America for the remainder of the year to be in line with expected cost of goods increases. Our revised financial goals for 2002 also assume low single-digit pricing increases in Europe on a currency neutral basis, in the second half of 2002.

Marketing programs and new products are essential to ongoing volume growth. Our marketing calendar for this fall includes the second Harry Potter program in North America and Europe. We also have extensive plans for local football activity and promotions in North America and for expanding Halloween promotions in Europe. New brands and packages are planned for Europe, such as the first

Disney-branded juice drinks that will roll out in each country. We will also expand penetration and distribution of recently introduced extensions, including new Fanta flavors Fruit Twist, Madness, and Latina, as well as diet Coke with Lemon and Coke light with Lemon. In North America, we expect Vanilla Coke to contribute growth as we see its full benefit in our take-home channels throughout the remainder of the year.

We are undertaking a multi-year business processes redesign, referred to as Project Pinnacle, with the objective of enhancing shareowner value. The project is designed to (i) develop standard global processes and to leverage synergies,
(ii) to increase information capabilities, and (iii) to provide system flexibility. The project covers all functional areas of the business and is staffed with associates from all aspects of the business with representatives from both Europe and North America. We anticipate that completion through implementation will encompass a three-year period beginning in 2002 and that the cost to our Company will be approximately ($300) million with approximately ($200) million of that being capital costs. We project we will spend approximately ($30) million in 2002 in development costs, none of which represent capital costs. The operating and capital costs for this project are factored into our current business plans. Our goal is to recover our investment in this project by decreasing and sustaining lower administrative costs, reducing the complexity of our core transaction systems, improving the speed at which new or enhanced systems are delivered, increasing our information capabilities for customers and suppliers, and providing flexibility for changes from the business environment with minimal disruptions to our existing business.

Management's Discussion and Analysis should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Consolidated EBITDA, or income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, was $748 million in the second quarter of 2002, 27% higher than reported second quarter 2001 results of $591 million and 18% higher than comparable second quarter 2001 results. Reported operating income increased to $492 million, 28% higher than comparable operating income of $383 million, primarily due to increased margins resulting from lower than expected cost of goods growth, as well as flat operating costs. The increase also includes a $22 million benefit from the settlement of promotional programs and accruals. The settlement of promotional programs and accruals occurs regularly in our business. In this case, the adjustment was larger than normal and we have noted it separately in our results. To more accurately reflect our pricing activities, we also excluded this settlement from all net pricing comparisons.

Consolidated average net pricing per case increased 1/2 percent in the second quarter of 2002 compared to the second quarter of 2001, excluding the impact of currency exchange rate fluctuations. These consolidated results include flat pricing in North America and an increase in European pricing of 3 percent. Net price per case is the invoice price charged to retailers less any promotional allowances and excludes marketing credits received from franchisers. Our consolidated bottle and can cost of sales per case was flat on a comparable and currency-neutral comparable basis in the second quarter of 2002 compared to the second quarter of 2001.

EBITDA is used as an indicator of operating performance and not as a replacement of measures such as cash flows from operating activities and operating income under generally accepted accounting principles in the United States. All per case amounts are calculated on physical cases.

Our net income applicable to common shareowners was $214 million, or $0.47 per diluted common share for the second quarter of 2002, compared to reported net income applicable to common shareowners of $0.24 per diluted common share, and comparable net income applicable to common shareowners of $0.29 per diluted common share, for the second quarter of 2001, adjusted as described below.

All comparable 2001 results exclude the cumulative effect of $302 million in the first quarter of 2001 for the change in our method of accounting for Jumpstart payments, exclude franchise amortization of $98 million and $195 million for second-quarter 2001 and first-half 2001, respectively, as if FASB Statement No. 142, "Goodwill and Other Intangible Assets", was in effect as of January 1, 2001, exclude a nonrecurring reduction in income taxes of $46 million in second-quarter 2001, and include the Herb acquisition as of January 1, 2001. Comparable volume growth also includes a one-day reduction to the number of selling days in first-half 2001 to equate to the same number of days in first-half 2002.

Our operating results in the second quarter of each year reflect the seasonality of our business. Our unit sales traditionally are higher in the hotter months during the second and third quarters, while costs such as interest, depreciation, and amortization are not as significantly impacted by business seasonality.

NET OPERATING REVENUES AND COST OF SALES

The Company's reported second-quarter 2002 net operating revenues increased 9 percent to nearly $4.45 billion, primarily reflecting the Herb acquisition and the impact of improved volume. Comparable net operating revenues, including the impact of acquisitions and adjusted for the impact of foreign currency translations, increased 3 percent in the second quarter of 2002. The revenue split between our North American and European operations was 77% and 23%, respectively.

Currency neutral comparable bottle and can net price per case increased 1/2 percent in the second quarter and first half of 2002 compared to 2001, with North America flat for the quarter and down 1/2 percent for the first half and Europe up 3 percent for the quarter and first half of 2002. For the second quarter of 2002, foreign currency translations did not materially impact comparable revenue growth. For the first half of 2002, currency translations reduced revenue growth by approximately 1/2 percent.

Comparable bottle and can cost of sales per case was flat in the second quarter of 2002 compared to the second quarter of 2001. For the second quarter of 2002, foreign currency translations did not materially impact comparable cost of sales growth. Lower packaging material costs offset our increase in ingredient costs for the quarter. Ingredient costs are impacted by the increase in carbonated beverage concentrate costs for full-year 2002 of approximately 1 1/2 percent in North America and 2 1/2 percent in Europe. We expect consolidated costs of sales per case to grow less than 1 percent for the second half of 2002, excluding the effects of currency translations.

VOLUME

Volume results, adjusted for acquisitions completed in 2001, and comparable volume results, adjusted for one less selling day in first-quarter 2002, are shown in the table below:

--------------------------------------------------------------------------------
                                    SECOND-QUARTER 2002       SIX-MONTHS 2002
                                   ---------------------------------------------
                                   ACQUISITION            ACQUISITION
                                    ADJUSTED   COMPARABLE  ADJUSTED   COMPARABLE
                                     CHANGE      CHANGE     CHANGE      CHANGE
--------------------------------------------------------------------------------
Physical Case Bottle and Can
  Volume:
    Consolidated .................   1 1/2%      1 1/2%     3    %      3 1/2%
    North American Territories ...   1 1/2%      1 1/2%     3    %      3 1/2%
    European Territories .........   1 1/2%      1 1/2%     3 1/2%      4    %
--------------------------------------------------------------------------------

For second-quarter 2002, non-carbonated brand volume in North America increased nearly 25%, due primarily to Dasani, up nearly 40%, POWERade, up more than 13%, and the success of our Minute Maid brands. Also in North America, diet Coke volume, including diet Coke with lemon, grew more than 1 percent. In Europe, diet Coke/Coca-Cola light grew more than 8 percent and Fanta experienced double-digit volume growth.

Can volume grew approximately 1/2 percent in North America and declined approximately 1 1/2 percent in Europe in the second quarter of 2002 compared to the second quarter of 2001. 20-ounce PET volume grew more than 10 percent in North America largely due to the initial introduction of Vanilla Coke, and 500ml European PET volume grew more than 5 percent in the second quarter of 2002 compared to the second quarter of 2001.

PER SHARE DATA

For second-quarter 2002, our net income applicable to common shareowners was $214 million, or $0.47 per diluted common share, versus reported second-quarter 2001 net income applicable to common shareowners of $104 million, or $0.24 per diluted common share and comparable second-quarter 2001 net income applicable to common shareowners of $130 million, or $0.29 per diluted common share. The comparable results primarily reflect the impact of improved volume and lower interest costs.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In second-quarter 2002, consolidated selling, delivery, and administrative expenses as a percentage of net operating revenues decreased to 27.8% from reported second-quarter 2001 results of 31.4% and comparable second quarter 2001 results of 28.6%. This decrease from comparable results is largely due to the benefits of our restructuring announced in 2001. For second-quarter 2002, our restructuring accrual decreased by approximately $4 million, due to expenditures for severance pay and benefits, to approximately $24 million at June 28, 2002.

As discussed further under Accounting Developments, the Company implemented Financial Accounting Standards Board Statement 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, the Company no longer amortizes goodwill and franchise license intangible assets. Adoption of the non-amortization provisions of FAS 142 as of January 1, 2001 would have reduced amortization expense by approximately $98 million and $195 million for the quarterly and six month periods ending June 29, 2001, respectively. We also completed our initial impairment tests under FAS 142 which supported the carrying values of these assets and, accordingly, no impairment charge resulted from FAS 142 adoption.

EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," is effective for the Company beginning January 1, 2002, and requires certain selling expenses incurred by the Company to be classified as deductions from revenue. Comparable amounts in prior years are required to be reclassified in accordance with this EITF consensus. The Company reclassified approximately $26 million and $46 million of selling expenses as deductions in net operating revenues which were previously classified as selling, delivery, and administrative expenses in the second quarter and first half of 2001, respectively.

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

TRANSACTIONS WITH THE COCA-COLA COMPANY

Total costs for purchases of concentrate, finished product, sweetener, and syrup from TCCC included in cost of sales were $1,314 million for the second quarter of 2002 as compared to $1,225 million in the second quarter of 2001. In the second quarter of 2002 the Company recognized $212 million of direct marketing support in net revenues as compared to $135 million in the second quarter of 2001. This increase from 2001 to 2002 was a result of higher volume and was impacted by customer cooperative trade marketing programs ("CTM") and media cost shifts and the $30 million in Growth Incentive funding recognized and discussed further below. In the second quarter of 2002, the Company recognized approximately $23 million of Jumpstart funding as a reduction of selling, delivery, and administrative expenses, as compared to $27 million in the second quarter of 2001. The Company expects to recognize approximately $70 million in Jumpstart funding for full-year 2002.

Beginning in 2002 all costs in North America associated with CTM, excluding certain specific customers, shifted to us and all costs for local media programs in North America shifted to TCCC. Marketing support funding from TCCC was increased for the net effect of the increased CTM cost and decreased local media cost. Amounts paid under customer trade marketing programs to TCCC are included as a reduction in net operating revenues and totaled $93 million for the second quarter of 2002, as compared to $43 million for the second quarter of 2001. The shift of CTM and local media costs would not have had an impact on the Company's 2001 net income. However, the impact of this shift on 2002 and future operating income is dependent upon the level of CTM spending by the Company.

Sales to TCCC of bottle and can products and fountain syrup included in net revenues totaled $100 million in the second quarter of 2002, as compared to $104 million in the second quarter of 2001.

The Company entered into a multi-year agreement with TCCC to support profitable growth in brands of TCCC in our territories ("Growth Incentive" program). Total cash support expected to be received by the Company under the agreement in 2002 is $150 million. Of this amount, $30 million is being recognized during 2002 as sales are recorded. The remaining $120 million ("volume growth funding") will be earned only by attaining mutually established sales volume growth rates. The Growth Incentive agreement establishes minimum targets for 2002 of 3 percent 192 ounce equivalent unit case sales volume ("Unit Case") growth in North America and 5 percent Unit Case growth in Europe. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, and new brand introductions. Growth that exceeds the target in a geography offsets any shortfalls in the other geography. For the first six months of 2002, the shortfall in Europe was more than offset by performance in North America.

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

Volume growth funding is advanced to the Company equally over the four quarters of the program year within thirty days after the beginning of each quarter. The Company recognizes quarterly volume growth funding as volume growth is attained as a reduction of sales discounts and allowances within net revenues. Based on year-to-date performance, the Company recognized the entire amount specified for second quarter 2002 and first half of 2002 of $30 million and $60 million, respectively.

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

INTEREST EXPENSE

Second-quarter and year-to-date 2002 net interest expense decreased from reported 2001 levels due to a decline in our weighted average cost of debt partially offset by a higher average debt balance. The weighted average interest rate for the second-quarter and first half of 2002 was 5.5 percent compared to
6.5 percent and 6.6 percent for second-quarter and full-year 2001, respectively.

INCOME TAXES

The Company's effective tax rates for the first six months of 2002 and 2001 were approximately 35% and 53%, respectively, excluding the rate change benefit in 2001. The Company's second-quarter 2002 effective tax rate reflects expected full-year 2002 pretax earnings combined with the beneficial tax impact of certain international operations. Our effective tax rate for the remainder of 2002 is dependent upon operating results and may change if the results for the year are different from current expectations.


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

At June 28, 2002, we had approximately $3.1 billion in available capital under our public debt facilities which could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. Of this amount, we had (i) $0.7 billion in registered debt securities available for issuance under a registration statement with the Securities and Exchange Commission, (ii) $1.2 billion in debt securities available under a Euro Medium Term Note Program, and (iii) $1.2 billion in debt securities available under a Canadian Medium Term Note Program for long-term financing needs. To increase the amounts available for issuance, we intend to file a new registration statement with the Securities and Exchange Commission sometime in the second half of 2002.

In addition, we satisfy seasonal working capital needs and other financing requirements with short-term borrowings, under our commercial paper programs, bank borrowings, and other credit facilities. At June 28, 2002 we had approximately $1.6 billion outstanding in commercial paper. At June 28, 2002 we had approximately $3.3 billion available as a back-up to commercial paper and undrawn working capital lines of credit. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of second-quarter 2002, the Company's debt portfolio was 68% fixed rate debt and 32% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments increased $69 million during the first half of 2002 from net cash transactions. Our primary uses of cash were for debt payments totaling $1,516 million and capital expenditures totaling $375 million. Our primary sources of cash for second-quarter 2002 were proceeds from our operations totaling $681 million and proceeds from the issuance of debt aggregating $1,299 million.

Operating Activities: Operating activities resulted in $681 million of net cash provided during second-quarter 2002 compared to $135 million of net cash provided during the second quarter of 2001.

Investing Activities: Net cash used in investing activities resulted primarily from our continued capital investments. We expect full-year 2002 capital expenditures to be between $1.0 billion and $1.1 billion.

Financing Activities: The Company continues to refinance portions of its short-term borrowings as they mature with short-term and long-term fixed and floating rate debt.

                               FINANCIAL CONDITION

The decrease in net property, plant, and equipment resulted from depreciation costs net of capital expenditures and translation adjustments. The increase in franchise license intangible assets resulted primarily from translation adjustments. The decrease in long-term debt primarily resulted from payments on debt in excess of proceeds received and translation adjustments. The decrease in the reserve for doubtful accounts resulted from the Company's recognition of potential losses on Kmart accounts receivable, net of estimated recoverable portions, against the reserve for doubtful accounts. The increase in treasury stock was a result of the return of approximately 400,000 shares to treasury after the final settlement of working capital balances associated with the Herb acquisition.

In the first half of 2002, changes in currencies resulted in a gain in comprehensive income of $26 million. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars affects the comparability of revenues and expenses between periods.

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

In 2000 the Company and TCCC were found by a Texas jury to be jointly liable in a combined final amount of $15.2 million to five plaintiffs, each of whom is a distributor of competing beverage products. These distributors had sued alleging that the Company and TCCC engaged in unfair marketing practices. The Company is appealing the decision and believes there are substantial grounds for appeal. The complaint of four remaining plaintiffs is in discovery and has not yet gone to trial. It is impossible to predict at this time the final outcome of the Company's appeal in this matter or the ultimate costs under all of the complaints.

At July 10, 2002 there were five federal and one state Superfund sites for which the Company's involvement or liability as a potentially responsible party ("PRP") was unresolved. We believe any ultimate liability under these PRP designations will not have a material adverse effect on our financial position, cash flows, or results of operations. In addition, there were 33 federal and nine state sites for which it had been concluded the Company either had no responsibility, the ultimate liability amounts would be less than $100,000, or payments made to date by the Company would be sufficient to satisfy the Company's liability.

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

ACCOUNTING DEVELOPMENTS

ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement 141, "Business Combinations" ("FAS 141"), and Statement 142, "Goodwill and Other Intangible Assets" ("FAS 142"), that supersede APB Opinion No. 16, "Business Combinations," and APB Opinion No. 17, "Intangible Assets". The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.

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

The Company performed goodwill impairment tests at its North American and European group levels under FAS 142, which requires goodwill impairment testing at the reporting unit level. In late 2001 and during first quarter 2002, the Emerging Issues Task Force (EITF) of the FASB addressed the topic of when, if ever, different indefinite-lived intangible assets, such as the Company's territory-specific franchise license agreements, should be combined into a single unit for purpose of performing impairment tests. This topic directly impacted the Company's completion of impairment analyses. At the March 20-21, 2002 meeting, the EITF reached a consensus on Issue No. 02-7, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets" that outlines a number of factors to evaluate for determining whether indefinite-lived intangible assets should be combined for impairment testing. These factors include whether the assets are used together, whether the marketing and branding strategy provide evidence that the intangible assets are complementary, and whether the intangible assets as a group represent the highest and best use of the assets. The Company concluded that the provisions of EITF 02-7 require the Company to also test franchise license intangible assets at the North American and European group levels.

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

Adoption of the non-amortization provisions of FAS 142 as of January 1, 2001 would have increased net income by approximately $62 million, net of $36 million in income taxes, or $0.15 per common share, for the quarter ended June 29, 2001 and by approximately $124 million, net of $71 million in income taxes, or $0.30 per common share, for the six months ended June 29, 2001.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are marketing and promotional programs that result in lower than expected volume, efforts to manage price that adversely affect volume, efforts to manage volume that adversely affect price, an inability to meet performance requirements for expected levels of various support payments from TCCC, the cancellation or amendment of existing funding programs with TCCC, material changes from expectations in the costs of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment expenditures, an inability to place cold drink equipment at required levels under our Jumpstart programs with TCCC, an inability to meet volume growth requirements on an annual basis under the Growth Incentive program with TCCC, an unfavorable outcome from the European Union investigation, material changes in assumptions and the Company's cost of capital used in completing impairment analyses under FAS 142, an inability to meet projections for performance in newly acquired territories, potential assessment of additional taxes resulting from audits conducted by tax authorities, and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 48 of the Company's Annual Report for the fiscal year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in "Management's Financial Review - Interest Rate and Currency Risk Management" on Page 25 of our Annual Report to Shareowners for the year ended December 31, 2001.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In July 2002, BCI Coca-Cola Bottling Company of Los Angeles paid $878,090 in settlement of any further liabilities with respect to the Operating Industries, Inc. Superfund Site in Monterey Park, California.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT                                                INCORPORATED BY REFERENCE
NUMBER                        DESCRIPTION              OR FILED HEREWITH
-------  -------------------------------------------   -------------------------

  12     Statements regarding computations of ratios   Filed Herewith

(b)  Reports on Form 8-K:

During second-quarter 2002, the Company filed the following current reports on Form 8-K:

DATE OF REPORT                             DESCRIPTION
--------------       ----------------------------------------------------------

April 12, 2002       Amending exhibits  regarding cold drink equipment  programs with The Coca-Cola Company.

April 12, 2002       Press  release dated April 11, 2002  announcing  webcast on
                     April 18, 2002.

April 19, 2002       Press release dated April 15, 2002  announcing  election of
                     Lowry Kline to succeed Summerfield Johnston as Chairman, and election of Marvin Herb as director; press release dated April 17, 2002 with first quarter 2002 financials.

May 7, 2002          Terms agreements dated as of April 22, 2002 relating to the offer and sale of the Company's (i) 5.25% Notes due 2007, and (ii) Floating Rate Notes due 2004; announcing webcast on May 8, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             COCA-COLA ENTERPRISES INC.
                                             (Registrant)


Date: August 9, 2002                         /s/ Patrick J. Mannelly
                                             ------------------------------
                                             Patrick J. Mannelly
                                             Senior Vice President and
                                               Chief Financial Officer


Date: August 9, 2002                         /s/ Michael P. Coghlan
                                             ------------------------------
                                             Michael P. Coghlan
                                             Vice President, Controller and
                                               Principal Accounting Officer