Form 10-Q
period 2002-09-27
COCA COLA ENTERPRISES INC
filed 2002-11-08
CIK 804055

                       [COCA-COLA ENTERPRISES INC. LOGO]



                                   FORM 10-Q


                                QUARTERLY REPORT


                    FOR THE QUARTER ENDED SEPTEMBER 27, 2002


                          FILED PURSUANT TO SECTION 13


                                     OF THE


                        SECURITIES EXCHANGE ACT OF 1934

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------

                                   FORM 10-Q

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended September 27, 2002

                                       or

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

                                   ---------

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

     449,377,591 SHARES OF $1 PAR VALUE COMMON STOCK AS OF NOVEMBER 1, 2002


===============================================================================

                           COCA-COLA ENTERPRISES INC.

                         QUARTERLY REPORT ON FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 27, 2002

                                     INDEX


                                                                           Page
                                                                           ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Income Statements for the Quarters
           ended September 27, 2002 and September 28, 2001..................  1

        Condensed Consolidated Income Statements for the Nine Months
           ended September 27, 2002 and September 28, 2001..................  2

        Condensed Consolidated Balance Sheets as of September 27, 2002
           and December 31, 2001............................................  3

        Condensed Consolidated Statements of Cash Flows for the Nine Months
           ended September 27, 2002 and September 28, 2001..................  5

        Notes to Condensed Consolidated Financial Statements................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 20

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 31

Item 4. Controls and Procedures............................................. 31

                         PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................... 32

Signatures.................................................................. 33

Certifications.............................................................. 33

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                            QUARTER ENDED
                                                    ----------------------------
                                                    SEPTEMBER 27,  SEPTEMBER 28,
                                                        2002           2001
                                                    -------------  -------------

NET OPERATING REVENUES .........................      $ 4,549          $ 4,250
Cost of sales ..................................        2,810            2,660
                                                      -------          -------

GROSS PROFIT ...................................        1,739            1,590
Selling, delivery, and administrative
   expenses ....................................        1,298            1,375
                                                      -------          -------

OPERATING INCOME ...............................          441              215
Interest expense, net ..........................          166              189
Other nonoperating expenses
   (income), net ...............................           (2)              (1)
                                                      -------          -------

INCOME BEFORE INCOME TAXES .....................          277               27
Income tax expense before rate
   change benefit ..............................           86               22
Income tax rate change (benefit) ...............           --               (6)
                                                      -------          -------

NET INCOME .....................................          191               11
Preferred stock dividends ......................            1                1
                                                      -------          -------

NET INCOME APPLICABLE TO COMMON
   SHAREOWNERS .................................      $   190          $    10
                                                      =======          =======

BASIC NET INCOME PER SHARE APPLICABLE
   TO COMMON SHAREOWNERS .......................      $  0.42          $  0.02
                                                      =======          =======

DILUTED NET INCOME PER SHARE APPLICABLE
   TO COMMON SHAREOWNERS .......................      $  0.42          $  0.02
                                                      =======          =======

DIVIDENDS PER SHARE APPLICABLE TO
   COMMON SHAREOWNERS ..........................      $  0.04          $  0.04
                                                      =======          =======

INCOME (EXPENSE) AMOUNTS FROM TRANSACTIONS
   WITH THE COCA-COLA COMPANY
Net operating revenues .........................      $   259          $   221
Cost of sales ..................................       (1,425)          (1,191)
Selling, delivery, and administrative
   expenses ....................................           46               20


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                          NINE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 27,  SEPTEMBER 28,
                                                        2002           2001
                                                    -------------  -------------

NET OPERATING REVENUES ............................   $ 12,639       $ 11,661
Cost of sales .....................................      7,794          7,273
                                                      --------       --------

GROSS PROFIT ......................................      4,845          4,388
Selling, delivery, and administrative expenses ....      3,732          3,879
                                                      --------       --------

OPERATING INCOME ..................................      1,113            509
Interest expense, net .............................        495            568
Other nonoperating expenses (income), net .........         (3)            (1)
                                                      --------       --------

INCOME (LOSS) BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE .........        621            (58)
Income tax expense (benefit) before rate
   change benefit .................................        205            (23)
Income tax rate change (benefit) ..................         --            (52)
                                                      --------       --------

NET INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE ...........................        416             17

Cumulative effect of accounting change, net of
   taxes ..........................................         --           (302)
                                                      --------       --------

NET INCOME (LOSS) .................................        416           (285)
Preferred stock dividends .........................          2              3
                                                      --------       --------

NET INCOME (LOSS) APPLICABLE TO
   COMMON SHAREOWNERS .............................   $    414       $   (288)
                                                      ========       ========

BASIC NET INCOME PER SHARE APPLICABLE TO COMMON
   SHAREOWNERS BEFORE CUMULATIVE EFFECT ...........   $   0.92       $   0.03
                                                      ========       ========

BASIC NET INCOME (LOSS) PER SHARE
   APPLICABLE TO COMMON SHAREOWNERS ...............   $   0.92       $  (0.67)
                                                      ========       ========

DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON
   SHAREOWNERS BEFORE CUMULATIVE EFFECT ...........   $   0.91       $   0.03
                                                      ========       ========

DILUTED NET INCOME (LOSS) PER SHARE APPLICABLE
   TO COMMON SHAREOWNERS ..........................   $   0.91       $  (0.67)
                                                      ========       ========

DIVIDENDS PER SHARE APPLICABLE TO
   COMMON SHAREOWNERS .............................   $   0.12       $   0.12
                                                      ========       ========

INCOME (EXPENSE) AMOUNTS FROM TRANSACTIONS WITH
   THE COCA-COLA COMPANY:
Net operating revenues ............................   $    675       $    609
Cost of sales .....................................     (3,830)        (3,377)
Selling, delivery, and administrative expenses ....        115             63


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)


                                                    SEPTEMBER 27,   DECEMBER 31,
                     ASSETS                             2002            2001
                                                    -------------   ------------
                                                    (Unaudited)

CURRENT
   Cash and cash investments, at cost
     approximating market .....................      $   929        $   284
   Trade accounts receivable, less allowance
     reserves of $59 and $73, respectively ....        1,844          1,540
   Inventories:
     Finished goods ...........................          522            458
     Raw materials and supplies ...............          267            232
                                                     -------        -------
                                                         789            690
   Prepaid expenses and other current assets ..          357            362
                                                     -------        -------
       Total Current Assets ...................        3,919          2,876

PROPERTY, PLANT, AND EQUIPMENT
   Land .......................................          437            390
   Buildings and improvements .................        1,789          1,718
   Machinery and equipment ....................        9,295          8,614
                                                     -------        -------
                                                      11,521         10,722
   Less allowances for depreciation ...........        5,442          4,726
                                                     -------        -------
                                                       6,079          5,996
   Construction in progress ...................          188            210
                                                     -------        -------
     Net Property, Plant, and Equipment .......        6,267          6,206

GOODWILL ......................................          575            569

FRANCHISE LICENSE INTANGIBLE ASSETS ...........       13,387         13,124

OTHER NONCURRENT ASSETS, NET ..................        1,029            944
                                                     -------        -------

                                                     $25,177        $23,719
                                                     =======        =======


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS EXCEPT SHARE DATA)


                                                     SEPTEMBER 27,  DECEMBER 31,
      LIABILITIES AND SHAREOWNERS' EQUITY                2002           2001
                                                     -----------    ------------
                                                     (Unaudited)

CURRENT
   Accounts payable and accrued expenses .......       $  2,681     $  2,610
   Amounts payable to The Coca-Cola Company, net            205           38
   Deferred cash payments from
       The Coca-Cola Company ...................             75           70
   Current portion of long-term debt ...........          1,719        1,804
                                                       --------     --------
       Total Current Liabilities ...............          4,680        4,522

LONG-TERM DEBT, LESS CURRENT MATURITIES ........         11,078       10,365

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
   LONG-TERM OBLIGATIONS .......................          1,157        1,166

DEFERRED CASH PAYMENTS FROM
   THE COCA-COLA COMPANY .......................            441          510

DEFERRED INCOME TAX LIABILITIES ................          4,513        4,336

SHAREOWNERS' EQUITY
   Preferred stock .............................             37           37
   Common stock, $1 par value - Authorized -
     1,000,000,000 shares; Issued - 457,026,914
     and 453,262,107 shares, respectively ......            457          453
   Additional paid-in capital ..................          2,562        2,527
   Reinvested earnings .........................            580          220
   Accumulated other comprehensive income (loss)           (196)        (292)
   Common stock in treasury, at cost - 8,517,712
     and 8,146,325 shares, respectively ........           (132)        (125)
                                                       --------     --------
       Total Shareowners' Equity ...............          3,308        2,820
                                                       --------     --------

                                                       $ 25,177     $ 23,719
                                                       ========     ========


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)

                                                        NINE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 27,  SEPTEMBER 28,
                                                         2002         2001
                                                    -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ..........................        $   416      $  (285)
   Adjustments to reconcile net income
      (loss) to net cash derived from
      operating activities:
      Cumulative effect of accounting change ..             --          302
      Depreciation ............................            711          665
      Amortization ............................             56          338
      Deferred income tax expense (benefit) ...            133         (134)
      Deferred cash payments from The
        Coca-Cola Company .....................            (64)          66
      Net changes in current assets and
        current liabilities ...................           (128)        (372)
      Other ...................................            (20)         (23)
                                                       -------      -------
   Net cash derived from operating
      activities ..............................          1,104          557

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in capital assets ..............           (661)        (605)
   Capital asset disposals ....................              9            2
   Cash investments in bottling
      operations, net of cash acquired ........            (26)        (906)
   Other investing activities .................            (39)         (31)
                                                       -------      -------
   Net cash used in investing activities ......           (717)      (1,540)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in
      commercial paper ........................           (406)         181
   Proceeds from issuance of debt .............          1,704        1,189
   Payments on long-term debt .................         (1,021)        (483)
   Stock purchases for treasury ...............             --           (8)
   Cash dividend payments on common and
      preferred stock .........................            (38)         (36)
   Exercise of employee stock options .........             19           26
                                                       -------      -------
   Net cash derived from financing
      activities ..............................            258          869
                                                       -------      -------

NET INCREASE (DECREASE) IN CASH AND
   CASH INVESTMENTS ...........................            645         (114)
   Cash and cash investments at
      beginning of period .....................            284          294
                                                       -------      -------

CASH AND CASH INVESTMENTS AT
   END OF PERIOD ..............................        $   929      $   180
                                                       =======      =======

SUPPLEMENTAL NONCASH INVESTING AND
   FINANCING ACTIVITIES
   Investments in bottling operations:
     Debt issued and assumed ..................        $    --      $   (15)
     Equity issued ............................             --         (404)
     Other liabilities assumed ................             --         (331)
     Fair value of assets acquired ............             26        1,656
                                                       -------      -------
     Cash paid, net of cash acquired ..........        $    26      $   906
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

As of January 1, 2001, the Company changed its method of accounting for payments received under the Jumpstart market development programs. The Company previously recognized the payments as an offset to operating expenses as incurred in the period for which the payments were designated. As of January 1, 2001, the payments are recognized primarily as offsets to operating expenses as cold drink equipment is placed, through 2008, and over the period the Company has the potential requirement to move equipment, through 2020. The change in accounting resulted in a noncash cumulative effect adjustment in first-quarter 2001 of $(302) million, net of $185 million taxes, or $(0.70) per common share.

NOTE B - RECLASSIFICATIONS

Reclassifications have been made in the 2001 income statements to conform to classifications used in the current year, under Emerging Issues Task Force ("EITF") No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 01-09 requires certain payments made to customers by the Company, previously classified as selling expenses, to be classified as deductions from revenue. The Company reclassified, as deductions in net operating revenues, approximately $26 million and $72 million of selling expenses which were previously classified as selling, delivery, and administrative expenses in the statement of operations for the quarter and nine months ended September 28, 2001, respectively.

NOTE C - SEASONALITY OF BUSINESS

Operating results for the third quarter and nine months ended September 27, 2002 are not indicative of results that may be expected for the year ending December 31, 2002 because of business seasonality. Business seasonality results from a combination of higher unit sales of the Company's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE D - INCOME TAXES

The Company's effective tax rates for the first nine months of 2002 and 2001 were approximately 34% and 40%, respectively, excluding a $4 million nonrecurring accrual reversal in 2002 and the rate change benefit in 2001. The Company is currently implementing a corporate structuring of certain subsidiaries, which, if fully implemented as expected in fourth-quarter 2002, will reduce our full-year 2002 effective tax rate by approximately 1/2 percent. A reconciliation of the income tax provision at the statutory federal rate to the Company's actual income tax provision follows (in millions):

                                                        NINE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 27,   SEPTEMBER 28,
                                                       2002            2001
                                                   -------------   -------------

U.S. federal statutory expense (benefit) ........     $ 217           $(21)
State expense (benefit), net of federal
  effect ........................................        6             (2)
Taxation of European and Canadian operations,
  net ...........................................       (28)             3
Valuation allowance provision ...................         5             --
Nondeductible items .............................         9             (1)
Other, net ......................................        (4)            (2)
                                                      -----           ----

                                                      $ 205           $(23)
                                                      =====           ====

NOTE E - LONG-TERM DEBT

Long-term debt balances summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                     SEPTEMBER 27,  DECEMBER 31,
                                                         2002          2001
                                                     -------------  ------------

U.S. commercial paper (weighted
   average rates of 1.8% and 2.0%) ............        $ 1,281      $ 1,759
Canadian dollar commercial paper (weighted
   average rates of 2.9% and 2.5%) (C) ........            258          251
Canadian dollar notes due 2002 - 2009
   (weighted average rates of 4.9% and
   4.7%) (C) ..................................            709          686
Notes due 2002 - 2037 (weighted average
   rates of 5.4% and 6.5%) (A) (B) ............          4,050        2,885
Debentures due 2012 - 2098 (weighted
   average rate of 7.4%) ......................          3,783        3,783
Euro notes due 2002 - 2021 (weighted
   average rates of 6.5% and 6.3%) (C) ........          2,211        2,268
Various foreign currency debt .................            250          236
Additional debt ...............................            251          254
                                                       -------      -------
  Long-term debt including effect of
     net asset positions of currency swaps ....         12,793       12,122
  Net asset positions of currency
     swap agreements ..........................              4           47
                                                       -------      -------
                                                       $12,797      $12,169
                                                       =======      =======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE E - LONG-TERM DEBT (CONTINUED)

(A) In April 2002, the Company issued $500 million in floating rate notes due 2004 and $500 million in fixed rate notes due 2007 under the Company's shelf registration statement with the Securities and Exchange Commission. The initial interest rate on the floating rate notes was 2.19 percent and the interest rate on the fixed notes is 5.25 percent.

(B) In September 2002, the Company issued $500 million in fixed rate notes due 2009 under the Company's shelf registration statement with the Securities and Exchange Commission. The interest rate on the notes is 4.38 percent.

(C) After the end of the quarter, on September 30, 2002, the Company retired $500 million maturing Eurobonds. On October 15, 2002, the Company retired approximately $111 million in maturing Canadian dollar notes and approximately $248 million in Canadian commercial paper.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to September 27, 2002 are as follows (in millions): 2003 - $1,719; 2004 - $1,313; 2005 - $1,396; 2006 - $460; and 2007 - $956.

At September 27, 2002 and December 31, 2001, the Company had $3.2 billion and $3.3 billion, respectively, available under domestic and international credit facilities. These facilities serve as a back-up to the Company's domestic and international commercial paper programs and support working capital needs. At September 27, 2002 and December 31, 2001, the Company had $49 million and $-0-million, respectively, of short-term borrowings outstanding under these credit facilities.

At September 27, 2002 and December 31, 2001, approximately $1.8 billion and $2.3 billion, respectively, of borrowings due in the next 12 months were classified as maturing after one year due to the Company's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At September 27, 2002 and December 31, 2001, the Company had available for issuance approximately $0.2 billion and $1.7 billion, respectively, under a registration statement with the Securities and Exchange Commission. In October 2002, the Company filed a new registration statement with the Securities and Exchange Commission which, when effective, will increase the amount available for issuance by $3.5 billion. At September 27, 2002 and December 31, 2001, the Company had available for issuance approximately $1.2 billion and $1.3 billion, respectively, under a Canadian Medium Term Note Program. In addition, at
September 27, 2002 and December 31, 2001, the Company had available for issuance approximately $1.7 billion and $1.0 billion, respectively, under a Euro Medium Term Note Program.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE F - PREFERRED STOCK

In connection with the 1998 acquisition of Great Plains Bottlers and Canners, Inc., the Company issued 401,528 shares of $1 par value voting convertible preferred stock ("Great Plains series"). The mandatory conversion date for the Great Plains series is August 7, 2003. As of September 27, 2002, 35,000 shares of the Great Plains series have been voluntarily converted into 154,778 shares of common stock.

NOTE G - STOCK-BASED COMPENSATION PLANS

The Company granted approximately 7.9 million service-vested stock options to certain executive and management level employees during the first nine months of 2002. These options vest over a period of 3 years and expire 10 years from the date of grant. All of the options were granted at an exercise price equal to the fair market value of the stock on the grant date.

The Company granted 966,000 restricted stock shares and 124,000 restricted stock units to certain key employees of the Company during the first nine months of 2002. These awards vest upon continued employment for a period of at least 4 years.

An aggregate of 3.0 million shares of common stock were issued during the first nine months of 2002 from the exercise of stock options.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. FAS 123, if fully adopted, would change the method for cost recognition on the Company's stock-based compensation plans.

If compensation cost for the Company's grants under stock-based compensation plans had been determined under FAS 123, the Company's net income applicable to common shareowners, and basic and diluted net income per share applicable to common shareowners for the quarter and nine months ending September 27, 2002, would approximate the pro forma amounts below (in millions, except per share data):

                                        QUARTER ENDED         NINE MONTHS ENDED
                                      SEPTEMBER 27, 2002     SEPTEMBER 27, 2002
                                     ---------------------  --------------------
                                     REPORTED    PRO FORMA  REPORTED   PRO FORMA
                                     --------    ---------  --------   ---------

Net income applicable to
  common shareowners .............    $ 190        $ 180      $ 414      $ 383
                                      =====        =====      =====      =====

Basic net income applicable
  to common shareowners ..........    $0.42        $0.40      $0.92      $0.85
                                      =====        =====      =====      =====

Diluted net income applicable
  to common shareowners ..........    $0.42        $0.39      $0.91      $0.84
                                      =====        =====      =====      =====

FAS 123, if fully adopted, would change the method for cost recognition on the Company's stock-based compensation plans. FAS 123 does not apply to awards prior to 1995, and additional awards in future years are possible. The estimated effect on full-year 2002 earnings from adopting FAS 123 for grants made solely in the current year (assuming adoption on current grants only and not previous grants still outstanding) on both basic and diluted earnings per share is approximately $(0.02).

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE H - SHARE REPURCHASES

Under the 1996 and 2000 share repurchase programs authorizing the repurchase of up to 60 million shares, the Company can repurchase shares in the open market and in privately negotiated transactions. During the first nine months of 2002, the Company did not repurchase any shares. A total of 26.7 million shares have been repurchased under the programs since their inception.

Management considers market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes including acquisition financing and the funding of various employee benefit and compensation plans. In 2002 and 2003, the Company plans to use free cash flow primarily for debt reduction.

NOTE I - DERIVATIVES

The Company uses certain risk management instruments to manage its interest rate and foreign exchange exposures. These instruments are accounted for as fair value and cash flow hedges, as appropriate, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

At September 27, 2002, there was less than $100,000 in accumulated other comprehensive income related to cash flow hedges of forecasted international raw materials purchases. Further, during the first nine months of 2002, the amount of ineffectiveness related to cash flow hedges of international raw materials purchases was a gain of approximately $1 million.

The Company enters into certain nonfunctional currency borrowings to hedge net investments in international subsidiaries. During the first nine months of 2002, the net amount included in comprehensive income related to these borrowings was a loss, net of tax, of approximately $(69) million.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE J - RELATED PARTY TRANSACTIONS

The following table details amounts included in the income statements for transactions with The Coca-Cola Company ("TCCC"):

                               QUARTER ENDED              NINE MONTHS ENDED
                         --------------------------- ---------------------------
                         SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 27, SEPTEMBER 28,
                             2002          2001          2002          2001
                         ------------- ------------- ------------- -------------
Income (expense) in
  millions:
Net operating
  revenues:
   Direct marketing
     support ........      $   218     $   162     $   607       $   434
   Fountain syrup and
     packaged product
     sales ..........          100         104         285           296
   Cooperative trade
     arrangements ...          (60)        (46)       (220)         (123)
   Other transactions            1           1           3             2
                           -------     -------     -------       -------
                           $   259     $   221     $   675       $   609
                           =======     =======     =======       =======

Cost of sales:
   Purchases of syrup
     and concentrate       $(1,186)    $(1,001)    $(3,245)      $(2,820)
   Purchases of
     sweetener ......          (94)        (66)       (236)         (220)
   Purchases of
     finished
     products .......         (145)       (124)       (349)         (337)
                           -------     -------     -------       -------
                           $(1,425)    $(1,191)    $(3,830)      $(3,377)
                           =======     =======     =======       =======

Selling, delivery,
  and administrative
  expenses:
  Operating expense
    support payments       $    28     $    16     $    64       $    58
  Cooperative
    advertising
    programs .......            --         (14)         --           (40)
  Operating expense
    reimbursements:
    To TCCC ........            (4)         (3)        (13)          (10)
    From TCCC ......             9           6          26            14
  Reimbursement of
    dispensing
    equipment repair
    costs ..........            13          15          38            41
                           -------     -------     -------       -------
                           $    46     $    20     $   115       $    63
                           =======     =======     =======       =======

As of January 1, 2002 all costs in North America associated with customer cooperative trade marketing programs ("CTM"), excluding certain specific customers, are funded by the Company, and all costs for local media programs in North America are funded by TCCC. The amount of marketing support funding from TCCC that the Company will receive for 2002 was established based on historical funding levels and increased for the net effect of increased 2001 CTM cost and decreased 2001 local media cost. The shift of CTM and local media costs impacts income statement comparisons between 2002 and 2001, but does not have an impact on the Company's 2001 net income. The impact of this shift on 2002 and future operating income is dependent upon the level of CTM spending by the Company.

In early 2002, the Company entered into a multi-year agreement with TCCC to support profitable growth in brands of TCCC in our territories (Sales Growth Initiative, "SGI", agreement). Total cash support expected to be received by the Company under the agreement in 2002 is $150 million. Of this amount, $30 million is being recognized during 2002 as sales occur. The remaining $120 million ("volume growth funding") is earned only by attaining mutually established sales volume

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

growth rates. The agreement establishes minimum targets for 2002 of 3 percent 192 ounce equivalent unit case sales volume ("Unit Case") growth in North America and 5 percent Unit Case growth in Europe. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, and new brand introductions. Growth that exceeds the target in North America offsets any shortfalls in Europe and vice versa. For the first nine months of 2002, the shortfall in Europe was more than offset by the Company's performance in North America. Because of the offset provisions in the agreement, the Company expects the total $120 million available will be earned in full-year 2002.

The entire SGI agreement can be canceled by either party at the end of a fiscal year with at least six months' prior written notice. In addition, during the first three quarters of any year, either party may cancel for ensuing quarters the sales volume growth targets and cash support funding provisions of the agreement for that year by providing ten days notice prior to the end of such quarter. Upon such quarterly cancellation, all other provisions of the agreement will remain in full force and effect. Volume growth funding is advanced to the Company equally over the four quarters of the program year within thirty days after the beginning of each quarter. The Company recognizes quarterly volume growth funding as sales volume growth is attained as a reduction of sales discounts and allowances within net revenues. Based on year-to-date performance, the Company recognized the entire amount specified for the third quarter and first nine months of 2002 of $30 million and $90 million, respectively.

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

The Company recently reached agreement with TCCC modifying the terms of the SGI agreement relating to 2003 and beyond. Under the amended agreement, funding for 2003, anticipated to be $250 million under the old agreement, will decrease to $200 million. The new amendment, however, brings an additional $275 million in funding to the Company over the next nine years (2003 - 2011) and significantly reduces the annual reductions in funding that were a part of the original agreement. In addition, the amendment provides for each company to retain all cost savings it generates from future system efficiency initiatives. The previous agreement called for a 50/50 sharing between the Company and TCCC of combined proceeds above set targets.

Under the terms of the SGI agreement, the Company and TCCC negotiate concentrate price increases. Based on the progress of the 2003 business planning discussions, the Company expects concentrate prices to increase 1 percent in North America in 2003.

The Company also entered into two new arrangements with TCCC, the first of which assigns responsibility for hot-fill production in North America to TCCC. Accordingly, the Company will sell its Truesdale, Missouri hot fill plant to TCCC for its carrying value of approximately $55 million in 2003. The second arrangement, beginning in 2003, provides for the Company to receive 50% of TCCC's profits generated from the Danone joint venture in CCE territories. This arrangement is not expected to have a significant impact on the Company's 2003 results.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE K - GEOGRAPHIC OPERATING INFORMATION

The Company operates in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On September 27, 2002, the Company operated in 46 states in the United States, the District of Columbia, the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

The following presents net operating revenues for the nine months ended September 27, 2002 and September 28, 2001 and long-lived assets as of September 27, 2002 and December 31, 2001 by geographic territory (in millions):

                                  2002                           2001
                         -----------------------       -----------------------
                            NET            LONG-          NET            LONG-
                         OPERATING         LIVED       OPERATING         LIVED
                          REVENUES        ASSETS        REVENUES        ASSETS
                         ---------       -------       ---------       -------

North American ...        $ 9,686        $16,806        $ 8,917        $16,695
European .........          2,953          4,452          2,744          4,148
                          -------        -------        -------        -------
Consolidated .....        $12,639        $21,258        $11,661        $20,843
                          =======        =======        =======        =======

The Company has no material amounts of sales or transfers between its North American and European territories and no significant United States export sales.

NOTE L - RESTRUCTURING AND OTHER CHARGES

During 2001, the Company recorded restructuring and other charges totaling $78 million. In third quarter 2002, the total estimate was reduced by $3 million as a result of a revised estimate of costs to be incurred. The restructuring charge related to a series of steps designed to improve the Company's cost structure including the elimination of unnecessary support functions following the consolidation of North America into one operating unit and streamlining management of the North American operations responsive to the current business environment.

Employees affected by the restructuring were provided both financial and nonfinancial benefits. Restructuring costs include costs associated with involuntary terminations and other direct costs associated with implementation of the restructuring. Salary and other benefits are being paid over the severance period. Other direct costs include relocation costs and costs of development, communication, and administration which are expensed as incurred.

In third quarter 2002, the Company recorded an additional restructuring charge of approximately $5 million for severance benefits related to the elimination of the use of refillable bottles in Great Britain. The elimination of the use of refillable bottles in Great Britain will result in the elimination of approximately 100 positions. The estimated severance benefits will be paid over the benefit period.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE L - RESTRUCTURING AND OTHER CHARGES (CONTINUED)

The table below summarizes the activity in the restructuring accrual for the nine months ended September 27, 2002 (in millions):

                       ACCRUED                                        ACCRUED
                       BALANCE                                        BALANCE
RESTRUCTURING        DECEMBER 31,                       ESTIMATE   SEPTEMBER 27,
  SUMMARY               2001       PROVISIONS PAYMENTS ADJUSTMENTS     2002
--------------------------------------------------------------------------------

Employee
  terminations
  Severance pay
    and benefits ...    $40           $5       $(20)       $(3)        $22
  Other direct
    costs ..........      1           --         (1)        --          --
                        ---           --       ----        ---         ---
Total ..............    $41           $5       $(21)       $(3)        $22
                        ===           ==       ====        ===         ===

NOTE M - EARNINGS PER SHARE

The following table presents information concerning basic and diluted earnings per share (in millions, except per share data; per share data is calculated prior to rounding to millions). Diluted loss per share equals basic loss per share because dilutive securities are not considered in loss calculations.

                                QUARTER ENDED            NINE MONTHS ENDED
                       ---------------------------- ----------------------------
                       SEPTEMBER 27,  SEPTEMBER 28, SEPTEMBER 27,  SEPTEMBER 28,
                           2002           2001          2002            2001
                       -------------  ------------- -------------  -------------

Net income before
   cumulative
   effect of
   accounting
   change ...........      $ 191         $  11         $ 416         $   17
Cumulative effect
   of accounting
   change ...........         --            --            --           (302)
                           -----         -----         -----         ------
Net income (loss) ...        191            11           416           (285)
Preferred stock
   dividends ........          1             1             2              3
                           -----         -----         -----         ------
Basic and diluted
   net income (loss)
   applicable to
   common shareowners      $ 190         $  10         $ 414         $ (288)
                           =====         =====         =====         ======
Basic average common
   shares outstanding        450           442           449            427

Effect of dilutive
  securities:
   Stock
     compensation
     awards .........          8             7             8              8
                           -----         -----         -----         ------
Diluted average
   common shares
   outstanding ......        458           449           457            435
                           =====         =====         =====         ======
Basic net income
   (loss) per
   share applicable
   to common
   shareowners ......      $0.42         $0.02         $0.92         $(0.67)
                           =====         =====         =====         ======
Diluted net income
   (loss) per share
   applicable to
   common shareowners      $0.42         $0.02         $0.91         $(0.67)
                           =====         =====         =====         ======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE N - COMPREHENSIVE INCOME (LOSS)

The following table (in millions) presents a calculation of comprehensive income (loss), comprised of net income (loss) and other adjustments. Other adjustments to comprehensive income (loss) may include minimum pension liability adjustments as defined by FAS 87, currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, unrealized gains and losses on certain investments in debt and equity securities, and changes in the fair value of certain derivative financial instruments which qualify as cash flow hedges. The Company provides income taxes on currency items, except for income taxes on the impact of currency translations, as earnings from international subsidiaries are considered to be indefinitely reinvested.

                                QUARTER ENDED              NINE MONTHS ENDED
                         --------------------------- ---------------------------
                         SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 27, SEPTEMBER 28,
                            2002           2001          2002          2001
                         ------------- ------------- ------------- -------------

Net income (loss) ......    $191         $ 11            $416         $(285)
Currency translations ..     124           25             166            48
Hedges of net
   investments, net
   of tax ..............     (53)         (11)            (69)          (24)
Unrealized gain on
   securities, net
   of tax ..............       2           --               5             1
Unrealized (loss) gain
   on cash flow hedges,
   net of tax ..........     (22)          (9)            (27)           17
Reclassifications into
   earnings on cash flow
   hedges, net of tax ..      18            3              21            11
Cumulative effect of
   adopting SFAS 133,
   net of tax ..........      --           --              --           (26)
                            ----         ----            ----         -----
Net adjustments to
   accumulated
   comprehensive
   income (loss) .......      69            8              96            27
                            ----         ----            ----         -----
Comprehensive income
   (loss) ..............    $260         $ 19            $512         $(258)
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

Adoption of the non-amortization provisions of FAS 142 as of January 1, 2001 would have increased net income by approximately $62 million, net of $36 million in income taxes, or $0.14 per common share, for the quarter ended September 28, 2001 and by approximately $186 million, net of $107 million in income taxes, or $0.44 per common share, for the nine months ended September 28, 2001.

Changes in the carrying values of the Company's consolidated goodwill balance in the first nine months of 2002 were due to adjustments to the purchase price allocations of acquisitions completed in 2001. The Company's consolidated franchise license intangibles balance in the first nine months of 2002 increased approximately $225 million primarily due to the effects of foreign currency translations. The Company completed acquisitions during the first nine months of 2002 at a cost totaling approximately $26 million.

On July 10, 2001, the Company completed the acquisition of 100% of the outstanding common and preferred shares of Hondo Incorporated and Herbco Enterprises, Inc., collectively known as Herb Coca-Cola, for consideration of approximately $1.4 billion, including cash of $1 billion and 25 million shares of common stock valued at approximately $400 million. The cost of Herb Coca-Cola was reduced in the second quarter of 2002 by approximately $7 million due to the final settlement of working capital balances. This settlement resulted in a return to CCE of approximately 400,000 shares held in escrow and returned to treasury stock. The Company finalized the purchase price allocation for Herb Coca-Cola in the third quarter of 2002.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE P - COMMITMENTS AND CONTINGENCIES

In North America, the Company purchases PET (plastic) bottles from manufacturing cooperatives. The Company has guaranteed payment of up to $285 million of indebtedness owed by these manufacturing cooperatives to third parties. At September 27, 2002, these cooperatives had approximately $178 million of indebtedness guaranteed by the Company.

In addition, the Company has issued letters of credit principally under self-insurance programs aggregating approximately $267 million.

Under the Jumpstart programs with TCCC, the Company received payments from TCCC for a portion of the cost of developing the infrastructure (consisting primarily of people and systems) necessary to support accelerated placements of cold drink equipment. The Company recognizes the payments primarily as cold drink equipment is placed, through 2008, and over the period the Company has the potential requirement to move equipment, through 2020.

Under the programs, the Company agrees to: (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2008; (2) maintain the equipment in service, with certain exceptions, for a period of at least 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) during the period the equipment is in service report to TCCC whether, on average, the equipment purchased under the programs has generated a stated minimum volume of products of TCCC. Should the Company not satisfy these or other provisions of the program, the agreement provides for the parties to meet to work out mutually agreeable solutions. If the parties were unable to agree on an alternative solution, TCCC would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under this program, and the Company believes the probability of a partial refund of amounts previously paid under the program is remote. The Company believes it would in all cases resolve any matters that might arise with TCCC.

The Company's and its subsidiaries' tax filings are routinely subjected to audit by tax authorities in most jurisdictions where they conduct business.
These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of the Company's subsidiaries, including subsidiaries in Canada and France, that may not be resolved for many years. The Company believes it has substantial defenses to the questions being raised and intends to pursue all legal remedies available if it is unable to reach a resolution with the authorities. The Company believes it has adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE P - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is currently under investigation by the European Commission in various jurisdictions for alleged abuses of an alleged dominant position under
Article 82 of the EU Treaty. The Company does not believe that it has a dominant position in the relevant markets, or that its current or past commercial practices violate EU law. Nonetheless, the Commission has considerable discretion in reaching conclusions and levying fines, which are subject to judicial review. The Commission has not notified the Company when it might reach any conclusions.

The Company's California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. The subsidiary is still investigating the claims, and it is too early in the litigation to predict the outcome. The subsidiary is defending the claims vigorously.

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

In the third quarter of 2002, net income applicable to common shareowners rose to $190 million, or $0.42 per diluted common share, including a $0.01 nonrecurring tax benefit, versus comparable earnings per diluted common share of $0.20 in the same quarter last year. EBITDA for the third quarter improved 18% to $704 million, versus comparable 2001 results of $597 million. We achieved these results by expanding our operating margins through a combination of volume growth, expense control, and favorable cost of goods trends. Our volume growth accelerated from the second quarter, with North American volume up 5 1/2 percent in the quarter. Europe finished the quarter with a 3 1/2 percent increase in volume, despite hurdling growth of more than 12% for the same quarter a year ago. Europe achieved this volume performance while also increasing pricing by 3 percent.

In North America and in Europe, new products and brand extensions, such as Vanilla Coke, our Minute Maid juice drinks, diet Coke and Coke light with lemon have reinvigorated our brand portfolio. We still have significant opportunities ahead, such as the introduction of diet Vanilla Coke that is just now getting underway. On the expense side, the programs we began to put into place last year to control expenses continue to keep our costs under control. Comparable operating expenses on a currency-neutral basis are up 2 percent for the first nine months versus a comparable currency-neutral increase of over 10% in full-year 2001. Cost of goods trends also continued to be favorable, with currency-neutral bottle and can costs per case down 1/2 percent year to date. In addition, we continue to benefit from favorable interest rate trends.

The overall pricing environment this year in North America has been generally flat to slightly down. While the environment has not enabled us to post pricing improvement to date in 2002, we are expecting improvement in the fourth-quarter 2002. Pricing improvement is essential for us in 2003 and we are working diligently to achieve it.

OUTLOOK

For fourth-quarter 2002, we now expect earnings of $0.10 to $0.12 per diluted common share, versus comparable results of $0.10 per diluted common share for the fourth quarter of 2001. We have raised our estimates for 2002 full-year earnings per share to a range of $1.00 to $1.03. This includes the adjustment of our effective tax rate from 35% to 34%, included in our third-quarter 2002 results. We believe that our EBITDA performance will now reach the upper end of our previous estimates of between $2.35 billion to $2.4 billion, including the impact of currency translations. We continue to believe that free cash flow will total more than $400 million for the year, to be used almost exclusively for debt reduction. Based on the progress of the 2003 business planning process, the Company expects concentrate prices to increase 1 percent in North America in 2003. Preliminary expectations for 2003 earnings per diluted common share are in line with current analyst expectations, with a consensus of $1.16 per common share as reported by First Call.

We recently reached agreement with TCCC modifying the terms of the Sales Growth Initiative, "SGI", agreement relating to 2003 and beyond. Under the amended agreement, funding for 2003, anticipated to be $250 million under the old agreement, will decrease to $200 million. The new amendment, however, brings an additional $275 million in funding to the Company over the next nine years (2003 - 2011) and significantly reduces the annual reductions in funding that were a part of the original agreement. In addition, the amendment provides for each company to retain all cost savings it generates from future system efficiency initiatives. The previous agreement called for a 50/50 sharing between the Company and TCCC of combined proceeds above set targets.

We also entered into two new arrangements with TCCC, the first of which assigns responsibility for hot-filled production in North America to TCCC. Accordingly, we will sell our Truesdale, Missouri hot fill plant to TCCC for its carrying value of approximately $55 million in 2003. The second arrangement, beginning in 2003, provides for us to receive 50% of TCCC's profits generated from the Danone joint venture in our territories. This arrangement is not expected to have a significant impact on our 2003 results.

Our multi-year business processes redesign, referred to as Project Pinnacle, continues with the objective of enhancing shareowner value by (i) developing standard global processes and to leverage synergies, (ii) increasing information capabilities, and (iii) providing system flexibility. The project covers all functional areas of the business and is staffed with associates from all aspects of the business with representatives from both Europe and North America. We anticipate that completion through implementation will encompass a three-year period beginning in 2002 and that the cost to our Company will be approximately $(300) million with approximately $(200) million of that being capital costs. We project we will spend approximately $(30) million in 2002 in development costs, none of which represent capital costs. The operating and capital costs for this project are factored into our current business plans. Our goal is to recover our investment in this project by decreasing and sustaining lower administrative costs, reducing the complexity of our core transaction systems, improving the speed at which new or enhanced systems are delivered, increasing our information capabilities for customers and suppliers, and providing flexibility for changes from the business environment with minimal disruptions to our existing business.

Management's Discussion and Analysis should be read in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                             RESULTS OF OPERATIONS

OVERVIEW

Reported operating income increased to $441 million, 25% higher than comparable operating income of $354 million. The increase in comparable operating income is due to increased margins resulting primarily from lower than expected cost of goods as well as pricing growth in Europe and favorable foreign currency translation rates. Consolidated EBITDA, or income before deducting interest, taxes, depreciation, amortization, and other nonoperating expenses, was $704 million in the third quarter of 2002, 27% higher than reported third-quarter 2001 results of $556 million and 18% higher than comparable third-quarter 2001 results of $597 million.

Comparable consolidated bottle and can net pricing per case increased 1/2 percent in third-quarter 2002 and in the first nine months of 2002 compared to third-quarter 2001 and the first nine months of 2001, excluding the impact of currency exchange rate fluctuations. These consolidated results include a decrease in unit pricing per case in North America of 1/2 percent and an increase in European pricing of 3 percent for the same periods. Net price per case is the invoice price charged to retailers less any promotional allowances and excludes marketing credits received from franchisers. Our year-to-date pricing comparisons also exclude the impact of the $22 million settlement of promotional programs and accruals that occurred in second-quarter 2002. Our comparable consolidated bottle and can cost of sales per case decreased 1 percent and 1/2 percent on a currency-neutral basis for third-quarter 2002 and the first nine months of 2002, respectively.

Our net income applicable to common shareowners was $190 million, or $0.42 per diluted common share for the third quarter of 2002, compared to reported net income applicable to common shareowners of $0.02 per diluted common share, and comparable net income applicable to common shareowners of $0.20 per diluted common share, for the third quarter of 2001, adjusted as discussed below.

EBITDA is used as an indicator of operating performance and not as a replacement of measures such as cash flows from operating activities and operating income under generally accepted accounting principles in the United States. All per case amounts are calculated based on physical cases.

All comparable 2001 results exclude the cumulative effect of $302 million in first-quarter 2001 for the change in our method of accounting for Jumpstart payments, exclude franchise amortization of $98 million and $293 million for third-quarter 2001 and the first nine months of 2001, respectively, as if FASB Statement No. 142, "Goodwill and Other Intangible Assets", was in effect as of January 1, 2001, exclude $41 million in restructuring and other charges incurred in third-quarter 2001, exclude nonrecurring reductions in income taxes of $6 million and $52 million in third-quarter 2001 and the first nine months of 2001, respectively, and include the Herb acquisition as of January 1, 2001. Comparable volume growth also includes a one-day reduction to the number of selling days in the first nine months of 2001 to equate to the same number of days for the first nine months of 2002.

Our operating results in the third quarter of each year reflect the seasonality of our business. Our unit sales traditionally are higher in the hotter months during the second and third quarters, while costs such as interest, depreciation, and amortization are not as significantly impacted by business seasonality.

NET OPERATING REVENUES AND COST OF SALES

The Company's reported third-quarter 2002 net operating revenues increased 7 percent to nearly $4.55 billion, primarily reflecting the impact of improved volume (approximately 5 percent) and favorable currency translation rates (approximately 2 percent). Comparable net operating revenues, including the impact of acquisitions and adjusted for the impact of foreign currency translations, increased 5 percent in the third quarter of 2002. The revenue split between our North American and European operations was 76% and 24%, respectively.

Comparable bottle and can net price per case increased 2 1/2 percent (1/2 percent on a currency neutral basis) in third-quarter 2002 and increased 1 percent (1/2 percent on a currency-neutral basis) in the first nine months of 2002 compared to the same periods in 2001. The consolidated currency-neutral results include a decrease in pricing in North America of 1/2 percent and an increase in European pricing of 3 percent in third-quarter 2002 and in the first nine months of 2002.

Our comparable consolidated bottle and can cost of sales per case increased 1 1/2 percent (decreased 1 percent on a currency-neutral basis) in third-quarter 2002 and increased nearly 1/2 percent (decreased nearly 1/2 percent on a currency-neutral basis) in the first nine months of 2002. Lower packaging material costs offset our increase in ingredient costs for the quarter.
Ingredient costs are impacted by the increase in carbonated beverage concentrate costs for full-year 2002 of approximately 1 1/2 percent in North America and 2 1/2 percent in Europe.

VOLUME

Volume results, adjusted for acquisitions completed in 2001, and for one less selling day in first-quarter 2002 (which increased the nine-month changes shown below by approximately 1/2 percent), are shown in the table below:

-------------------------------------------------------------------------------
                                                 3RD QUARTER    NINE MONTHS
                                                     2002          2002
                                                 ------------------------------
                                                    COMPARABLE CHANGE
-------------------------------------------------------------------------------
Physical Case Bottle and Can Volume:
  Consolidated..........................         5    %            4 %
  North American Territories............         5 1/2%            4 %
  European Territories..................         3 1/2%            4 %
-------------------------------------------------------------------------------

New brands and brand extensions are driving volume growth in both North America and Europe. For third-quarter 2002, non-carbonated brand volume in North America increased nearly 21%, due primarily to Dasani, up 37%, POWERade, up 17%, and the success of Minute Maid Lemonade. In addition, Vanilla Coke contributed to volume growth in the quarter, particularly in higher margin 20-ounce packages. Our 20-ounce volume overall grew more than 9 percent in the quarter. Our sugared trademark brands - Coca-Cola classic, Cherry Coke, caffeine free classic, and Vanilla Coke - enjoyed growth of more than 8 percent in the quarter, and diet Coke brands grew 4 1/2 percent. With the addition of diet Vanilla Coke to our portfolio in fourth-quarter 2002, we expect continued growth in the diet category.

In Europe, overall volume grew 3 1/2 percent on a comparable basis. Fanta grew more than 43% in Great Britain, based largely on the strong popularity of a new brand extension, Fanta Fruit Twist, and grew nearly 16% in Europe as a whole. In addition to Fruit Twist, we also added new flavors on the continent, such as Latina in France and Sapaya in Belgium, and introduced new, proprietary 500ml packaging. Our 500ml European PET volume grew more than 11% in the third quarter of 2002 compared to the third quarter of 2001. Diet Coke with lemon and Coke light with lemon provided incremental growth in each territory and has proved extremely popular with European consumers. Diet Coke/Coca-Cola light volume grew more than 18% overall in Europe.

PER SHARE DATA

For third-quarter 2002, our reported net income applicable to common shareowners was $190 million, or $0.42 per diluted common share, (including the nonrecurring reduction in income tax accruals of $4 million, or $0.01 per diluted common share) versus reported third-quarter 2001 net income applicable to common shareowners of $10 million, or $0.02 per diluted common share and comparable third-quarter 2001 net income applicable to common shareowners of $91 million, or $0.20 per diluted common share. The comparable results primarily reflect the impact of improved volume, a favorable cost environment, and lower interest costs.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

In third-quarter 2002, consolidated selling, delivery, and administrative expenses as a percentage of net operating revenues decreased to 28.5% from reported third-quarter 2001 results of 32.4% and comparable third quarter 2001 results of 28.9%. This decrease from comparable results is largely due to the benefits of our restructuring announced in 2001. For third-quarter 2002, our restructuring accrual decreased by approximately $2 million, due to expenditures for benefits totaling $4 million, an estimate adjustment totaling $3 million, and an increase of $5 million due to a restructuring in Great Britain, to approximately $22 million at September 27, 2002. The restructuring in Great Britain is to record severance benefits related to the elimination of the use of refillable bottles. The elimination of the use of refillable bottles in Great Britain will result in the elimination of approximately 100 positions. In addition, the Company recognized approximately $28 million of Jumpstart funding as a reduction of selling, delivery, and administrative expenses, as compared to $16 million in the third quarter of 2001. This increase was a result of more vending equipment placements in the third quarter of 2002 than the third quarter of 2001. We expect full-year Jumpstart funding recognized for 2002 to approximate $70 million to $75 million.

As discussed further under Accounting Developments, the Company implemented Financial Accounting Standards Board Statement 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, the Company no longer amortizes goodwill and franchise license intangible assets. Adoption of the non-amortization provisions of FAS 142 as of January 1, 2001 would have reduced amortization expense by approximately $98 million and $293 million for the quarterly and nine month periods ending September 28, 2001, respectively. We completed our initial impairment tests under FAS 142 which supported the carrying values of these assets and, accordingly, no impairment charge resulted from FAS 142 adoption.

EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," is effective for the Company beginning January 1, 2002, and requires certain selling expenses incurred by the Company to be classified as deductions from revenue. Comparable amounts in prior years are required to be reclassified in accordance with this EITF consensus. The Company reclassified approximately $26 million and $72 million of selling expenses as deductions in net operating revenues which were previously classified as selling, delivery, and administrative expenses in the third quarter and first nine months of 2001, respectively.

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

TRANSACTIONS WITH THE COCA-COLA COMPANY

Total costs for purchases of concentrate, finished product, sweetener, and syrup from TCCC included in cost of sales were $1,425 million for the third quarter of 2002 as compared to $1,191 million in the third quarter of 2001. In the third quarter of 2002 the Company recognized $218 million of direct marketing support in net revenues as compared to $162 million in the third quarter of 2001. This increase from 2001 to 2002 was a result of higher volume and was impacted by customer cooperative trade marketing programs ("CTM") and media cost shifts and the $30 million in SGI funding recognized and discussed further below. In the third quarter of 2002, the Company recognized approximately $28 million of Jumpstart funding as a reduction of selling, delivery, and administrative expenses, as compared to $16 million in the third quarter of 2001. The Company expects to recognize approximately $70 million to $75 million in Jumpstart funding for full-year 2002.

Beginning in 2002, all costs in North America associated with CTM, excluding certain specific customers, shifted to us and all costs for local media programs in North America shifted to TCCC. The amount of marketing support funding from TCCC that we will receive for 2002 was established based on historical funding levels and increased for the net effect of increased 2001 CTM cost and decreased 2001 local media cost. Amounts paid under customer trade marketing programs to TCCC are included as a reduction in net operating revenues and totaled $60 million for the third quarter of 2002, as compared to $46 million for the third quarter of 2001. The shift of CTM and local media costs impacts income statement comparisons between 2002 and 2001, but does not have an impact on the Company's 2001 net income. The impact of this shift on 2002 and future operating income is dependent upon the level of CTM spending by the Company.

Sales to TCCC of bottle and can products and fountain syrup included in net revenues totaled $100 million in the third quarter of 2002, as compared to $104 million in the third quarter of 2001.

We have a multi-year agreement with TCCC, referred to as the Sales Growth Initiative, "SGI" agreement, to support profitable growth in brands of TCCC in our territories. Total cash support expected to be received by the Company under the agreement in 2002 is $150 million. Of this amount, $30 million is being recognized during 2002 as sales are recorded. The remaining $120 million ("volume growth funding") will be earned only by attaining mutually established sales volume growth rates. The SGI agreement establishes minimum targets for 2002 of 3 percent 192 ounce equivalent unit case sales volume ("Unit Case") growth in North America and 5 percent Unit Case growth in Europe. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, and new brand introductions. Growth that exceeds the target in North America offsets any shortfalls in Europe and vice versa. For the first nine months of 2002, the shortfall in Europe was more than offset by performance in North America. Because of the offset provisions in the agreement, we expect the total $120 million available will be earned in full-year 2002. As previously discussed, the Company and TCCC have reached agreement modifying the terms of the SGI agreement as they relate to periods after 2002.

The entire SGI agreement can be canceled by either party at the end of a fiscal year with at least six months' prior written notice. In addition, during the first three quarters of any year, either party may cancel for ensuing quarters the sales volume growth targets and cash support funding provisions of the agreement for that year by providing ten days notice prior to the end of such quarter. Upon such quarterly cancellation, all other provisions of the agreement will remain in full force and effect.

Volume growth funding is advanced to the Company equally over the four quarters of the program year within thirty days after the beginning of each quarter. The Company recognizes quarterly volume growth funding as volume growth is attained as a reduction of sales discounts and allowances within net revenues. Based on year-to-date performance, the Company recognized the entire amount specified for third quarter 2002 and first nine months of 2002 of $30 million and $90 million, respectively.

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

INTEREST EXPENSE

Third-quarter 2002 net interest expense decreased from reported 2001 levels due to a decline in our weighted average cost of debt and a decline in our average debt balance. Year-to-date 2002 interest expense decreased from reported 2001 levels due to a decline in our weighted average cost of debt partially offset by a higher average debt balance. The weighted average interest rate for the third-quarter and first nine months of 2002 was 5.5 percent compared to 6.1 percent and 6.5 percent for third-quarter and full-year 2001, respectively.

INCOME TAXES

The Company's effective tax rates for the first nine months of 2002 and 2001 were approximately 34% and 40%, respectively, excluding a $4 million nonrecurring accrual adjustment in 2002 and the rate change benefit in 2001. The Company's third-quarter 2002 effective tax rate reflects expected full-year 2002 pretax earnings combined with the beneficial tax impact of certain international operations. We are currently implementing a corporate structuring of certain subsidiaries, which, if fully implemented as expected in fourth-quarter 2002, will reduce our full-year 2002 effective tax rate by approximately 1/2 percent. Our effective tax rate for the remainder of 2002 is also dependent upon operating results and may change if the results for the year are different from current expectations.

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

At September 27, 2002, we had approximately $3.1 billion in available capital under our public debt facilities which could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. Of this amount, we had (i) $0.2 billion in registered debt securities available for issuance under a registration statement with the Securities and Exchange Commission, (ii) $1.2 billion in debt securities available under a Canadian Medium Term Note Program, and (iii) $1.7 billion in debt securities available under a Euro Medium Term Note Program for long-term financing needs. To increase the amounts available for issuance, we filed a new registration statement with the Securities and Exchange Commission in October 2002, which when effective, will increase the amounts of registered debt securities available for issuance by $3.5 billion.

In addition, we satisfy seasonal working capital needs and other financing requirements with short-term borrowings, under our commercial paper programs, bank borrowings, and other credit facilities. At September 27, 2002 we had approximately $1.6 billion outstanding in commercial paper. At September 27, 2002 we had approximately $3.2 billion available as a back-up to commercial paper and undrawn working capital lines of credit. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of third-quarter 2002, the Company's debt portfolio was 68% fixed rate debt and 32% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments increased $645 million during the first nine months of 2002 from net cash transactions. Our primary uses of cash were for debt payments totaling $1,427 million and capital expenditures totaling $661 million. Subsequent to the end of third-quarter 2002, the Company made additional payments on maturing debt totaling approximately $859 million. Our primary sources of cash for third-quarter 2002 were proceeds from our operations totaling $1,104 million and proceeds from the issuance of debt aggregating $1,704 million.

Operating Activities: Operating activities resulted in $1,104 million of net cash provided during third-quarter 2002 compared to $557 million of net cash provided during the third quarter of 2001.

Investing Activities: Net cash used in investing activities resulted primarily from our continued capital investments. We expect full-year 2002 capital expenditures to be between $1.0 billion and $1.1 billion.

Financing Activities: The Company continues to refinance portions of its short-term borrowings as they mature with short-term and long-term fixed and floating rate debt.

                              FINANCIAL CONDITION

The increase in net property, plant, and equipment resulted from capital expenditures and translation adjustments net of depreciation expense. The increase in franchise license intangible assets resulted primarily from translation adjustments. The increase in long-term debt primarily resulted from proceeds received and translation adjustments in excess of debt payments. As previously discussed, the Company made additional payments on maturing debt totaling approximately $859 million subsequent to the end of the third quarter of 2002. The decrease in the reserve for doubtful accounts resulted from the Company's recognition of potential losses on Kmart accounts receivable, net of estimated recoverable portions, against the reserve for doubtful accounts. The increase in treasury stock was a result of the return of approximately 400,000 shares to treasury after the final settlement of working capital balances associated with the Herb acquisition.

In the first nine months of 2002, changes in currencies, including currency translations and hedges of net investments, resulted in a gain in comprehensive income of $97 million. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars affects the comparability of revenues and expenses between periods.

                         KNOWN TRENDS AND UNCERTAINTIES

CONTINGENCIES

Under the Jumpstart programs with TCCC, the Company received payments from TCCC for a portion of the cost of developing the infrastructure (consisting primarily of people and systems) necessary to support accelerated placements of cold drink equipment. The Company recognizes the payments primarily as cold drink equipment is placed, through 2008, and over the period the Company has the potential requirement to move equipment, through 2020.

Under the programs, the Company agrees to: (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2008; (2) maintain the equipment in service, with certain exceptions, for a period of at least 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) during the period the equipment is in service report to TCCC whether, on average, the equipment purchased under the programs has generated a stated minimum volume of products of TCCC. Should the Company not satisfy these or other provisions of the program, the agreement provides for the parties to meet to work out mutually agreeable solutions. If the parties were unable to agree on an alternative solution, TCCC would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under this program, and the Company believes the probability of a partial refund of amounts previously paid under the program is remote. The Company believes it would in all cases resolve any matters that might arise with TCCC.

The Company's and its subsidiaries' tax filings are routinely subjected to audit by tax authorities in most jurisdictions where they conduct business.
These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of the Company's subsidiaries, including subsidiaries in Canada and France, that may not be resolved for many years. The Company believes it has substantial defenses to the questions being raised and intends to pursue all legal remedies available if it is unable to reach a resolution with the authorities. The Company believes it has adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

In January 2002, Kmart Corporation filed for bankruptcy protection. The Company is exposed to possible preference action claims for amounts paid to the Company prior to the filing. It is not possible to predict the ultimate amount of losses, if any, which might result from preference claims.

The Company is currently under investigation by the European Commission in various jurisdictions for alleged abuses of an alleged dominant position under
Article 82 of the EU Treaty. The Company does not believe that it has a dominant position in the relevant markets, or that its current or past commercial practices violate EU law. Nonetheless, the Commission has considerable discretion in reaching conclusions and levying fines, which are subject to judicial review. The Commission has not notified the Company when it might reach any conclusions.

The Company's California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. The subsidiary is still investigating the claims, and it is too early in the litigation to predict the outcome. The subsidiary is defending the claims vigorously.

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

At October 14, 2002, there were two federal and one state superfund sites for which the Company's involvement or liability as a potentially responsible party ("PRP") was unresolved.

We believe any ultimate liability under these PRP designations will not have a material adverse effect on our financial position, cash flows, or results of operations. In addition, there were 34 federal and nine state sites for which it has been concluded the Company either had no responsibility, the ultimate liability amounts would be less than $100,000, or payments made to date by the Company would be sufficient to satisfy the Company's liability.

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

Adoption of the non-amortization provisions of FAS 142 as of January 1, 2001 would have increased net income by approximately $62 million, net of $36 million in income taxes, or $0.14 per common share, for the quarter ended September 28, 2001 and by approximately $186 million, net of $107 million in income taxes, or $0.44 per common share, for the nine months ended September 28, 2001.

                             CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of the Company referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with the Company's operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are an inability to achieve price increases, marketing and promotional programs that result in lower than expected volume, efforts to manage price that adversely affect volume, an inability to meet performance requirements for expected levels of various support payments from TCCC, the cancellation or amendment of existing funding programs with TCCC, material changes from expectations in the costs of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment expenditures, an inability to place cold drink equipment at required levels under our Jumpstart programs with TCCC, an inability to meet volume growth requirements on an annual basis under the SGI program with TCCC, an unfavorable outcome from the European Union investigation, material changes in assumptions and the Company's cost of capital used in completing impairment analyses under FAS 142, an inability to meet projections for performance in newly acquired territories, potential assessment of additional taxes resulting from audits conducted by tax authorities, and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 48 of the Company's Annual Report for the fiscal year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in "Management's Financial Review - Interest Rate and Currency Risk Management" on Page 25 of our Annual Report to Shareowners for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of September 27, 2002. This evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, the Company's Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 27, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 27, 2002.

Part II. Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit                                                Incorporated by Reference
Number                    Description                  or Filed Herewith
-------  ------------------------------------------    -------------------------

3        Bylaws of Coca-Cola Enterprises, as of
         October 15, 2002                              Filed Herewith
10.1     Sweetener Sales Agreement - Bottler, dated
         October 15, 2002                              Filed Herewith
10.2     Amendment to Employment Agreement between
         Coca-Cola Enterprises and
         Summerfield K. Johnston, Jr., dated April
         26, 2002                                      Filed Herewith
10.3     Consulting Agreement between Coca-Cola
         Enterprises and Jean-Claude Killy,
         dated October 31, 2002                        Filed Herewith
10.4     Separation Summary for Michael
         P. Coghlan                                    Filed Herewith
12       Statements regarding computations of ratios   Filed Herewith

(b)  Reports on Form 8-K:

During third-quarter 2002, the Company filed the following current reports on Form 8-K:

Date of Report                               Description
-----------------   -----------------------------------------------------------

July 17, 2002       Press release reporting second quarter financial results.

August 14, 2002     Statements  under oath of principal  executive  officer and
                    principal    financial    officer   regarding   facts   and
                    circumstances relating to Exchange Act Filings.

September 5, 2002   Press release dated September 5, 2002 announcing webcast on
                    September 5, 2002.

September 9, 2002   Terms  agreements dated as of September 4, 2002 relating to the offering and sale of $500,000,000 aggregate principal amount of the Company's 4.375% Notes due 2009; Form of the 4.375% Notes due 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COCA-COLA ENTERPRISES INC.
                                    (Registrant)


Date: November 8, 2002              /s/ Patrick J. Mannelly
                                    -------------------------------------------
                                    Patrick J. Mannelly
                                    Senior Vice President and
                                      Chief Financial Officer


Date: November 8, 2002              /s/ Michael P. Coghlan
                                    -------------------------------------------
                                    Michael P. Coghlan
                                    Vice President, Controller and
                                      Principal Accounting Officer


CERTIFICATIONS

I, Lowry F. Kline, Chief Executive Officer of Coca-Cola Enterprises Inc., certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Coca-Cola
     Enterprises Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002                       /s/ Lowry F. Kline
                                             ----------------------------------
                                             Lowry F. Kline
                                             Chief Executive Officer

I, Patrick J. Mannelly, Chief Financial Officer of Coca-Cola Enterprises Inc., certify that:

1.   I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Coca-Cola
     Enterprises Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure control and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   Presented  in  this  quarterly  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002              /s/ Patrick J. Mannelly
                                    -------------------------------------------
                                    Patrick J. Mannelly
                                    Senior Vice President and
                                      Chief Financial Officer