Form 10-Q/A
period 2002-09-27
COCA COLA ENTERPRISES INC
filed 2003-01-24
CIK 804055

                        [COCA-COLA ENTERPRISES INC. LOGO]



                                   FORM 10-Q/A


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

                             YES [X]     NO [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             YES [X]     NO [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock.

     449,377,591 SHARES OF $1 PAR VALUE COMMON STOCK AS OF NOVEMBER 1, 2002

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 27, 2002




                                      INDEX



                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

        Reason for Amendment................................................  1

Item 1. Financial Statements

        Condensed Consolidated Income Statements for the Quarters
          ended September 27, 2002 and September 28, 2001...................  2

        Condensed Consolidated Income Statements for the Nine Months
          ended September 27, 2002 and September 28, 2001...................  3

        Condensed Consolidated Balance Sheets as of September 27, 2002
          and December 31, 2001.............................................  4

        Condensed Consolidated Statements of Cash Flows for the Nine Months
          ended September 27, 2002 and September 28, 2001...................  6

        Notes to Condensed Consolidated Financial Statements................  7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................. 23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......... 38

Item 4. Controls and Procedures............................................. 38

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................... 39

Signatures.................................................................. 40

Certifications.............................................................. 40

PART I.  FINANCIAL INFORMATION

REASON FOR AMENDMENT

Pursuant to this Form 10-Q/A, the registrant amends "Item 1. Financial Statements--Notes to Condensed Consolidated Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part I--Financial Information of its Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2002.

Changes being made to Item 1. Financial Statements--Notes to Condensed Consolidated Financial Statements include 1) the addition of a new "Note C - Significant Accounting Policies" to discuss our accounting policies with respect to credit risk and sale of accounts receivable, marketing programs and sales incentives, fair value of financial instruments and derivatives, and income taxes, 2) the clarification of "Note P - Adoption of SFAS No. 142, Goodwill and Other Intangible Assets" to add information on our SFAS No. 142 adoption methodology, and 3) additional information surrounding our Kmart receivable disclosures included in "Note Q - Commitments and Contingencies".

Changes being made to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations include 1) the removal of all discussion of our non-GAAP EBITDA measurement, 2) the removal of all discussion of our non-GAAP free cash flow measurement, 3) the addition to "Results of
Operations  -  Overview"  of  a  discussion  of  our  reasons  for adopting  the change in accounting for Jumpstart payments as of January 1, 2001, 4) the addition to "Results of Operations - Net Operating Revenues and Cost of Sales" of a discussion of our marketing programs and sales incentives and a clarification  of  the  impact  of  price and package mix, 5) the addition of  a tabular presentation of our restructuring charges and the addition of a discussion of the reasons for the increase in our depreciation expense to "Results of Operations - Selling Delivery and Administrative Expenses",
6) the addition of our tabular presentation of transactions with The Coca-Cola Company from "Note K - Related Party Transactions" to "Results of Operations - Transactions with The Coca-Cola Company", 7) additional information surrounding our Kmart receivable disclosures included in "Known Trends and Uncertainties - Contingencies", and 8) the clarification of "Accounting Developments - Adoption of SFAS No. 142, Goodwill and Other Intangible Assets" to add information on our SFAS No. 142 adoption methodology.

ITEM 1.    FINANCIAL STATEMENTS

                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)



                                                            QUARTER ENDED
                                                    ----------------------------
                                                    SEPTEMBER 27,  SEPTEMBER 28,
                                                         2002           2001
                                                    -------------  -------------

NET OPERATING REVENUES .............................   $ 4,549        $ 4,250
Cost of sales ......................................     2,810          2,660
                                                       -------        -------

GROSS PROFIT .......................................     1,739          1,590
Selling, delivery, and administrative expenses .....     1,298          1,375
                                                       -------        -------

OPERATING INCOME ...................................       441            215
Interest expense, net ..............................       166            189
Other nonoperating expenses (income), net ..........        (2)            (1)
                                                       -------        -------

INCOME BEFORE INCOME TAXES .........................       277             27
Income tax expense before rate change benefit ......        86             22
Income tax rate change (benefit) ...................        --             (6)
                                                       -------        -------

NET INCOME .........................................       191             11
Preferred stock dividends ..........................         1              1
                                                       -------        -------

NET INCOME APPLICABLE TO COMMON SHAREOWNERS ........   $   190        $    10
                                                       =======        =======

BASIC NET INCOME PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ......................................   $  0.42        $  0.02
                                                       =======        =======

DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ......................................   $  0.42        $  0.02
                                                       =======        =======

DIVIDENDS PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ......................................   $  0.04        $  0.04
                                                       =======        =======

INCOME (EXPENSE) AMOUNTS FROM TRANSACTIONS WITH
  THE COCA-COLA COMPANY
  Net operating revenues ...........................   $   259        $   221
  Cost of sales ....................................    (1,425)        (1,191)
  Selling, delivery, and administrative expenses ...        46             20



See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)



                                                         NINE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 27,  SEPTEMBER 28,
                                                         2002           2001
                                                    -------------  -------------

NET OPERATING REVENUES ...........................     $12,639        $11,661
Cost of sales ....................................       7,794          7,273
                                                       -------        -------

GROSS PROFIT .....................................       4,845          4,388
Selling, delivery, and administrative
  expenses .......................................       3,732          3,879
                                                       -------        -------

OPERATING INCOME .................................       1,113            509
Interest expense, net ............................         495            568
Other nonoperating expenses (income), net ........          (3)            (1)
                                                       -------        -------

INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE .........         621            (58)
Income tax expense (benefit) before rate
  change benefit .................................         205            (23)
Income tax rate change (benefit) .................          --            (52)
                                                       -------        -------

NET INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ..............................         416             17

Cumulative effect of accounting change, net
  of taxes .......................................          --           (302)
                                                       -------        -------

NET INCOME (LOSS) ................................         416           (285)
Preferred stock dividends ........................           2              3
                                                       -------        -------

NET INCOME (LOSS) APPLICABLE TO COMMON
  SHAREOWNERS ....................................     $   414        $  (288)
                                                       =======        =======

BASIC NET INCOME PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS BEFORE CUMULATIVE EFFECT ....     $  0.92        $  0.03
                                                       =======        =======

BASIC NET INCOME (LOSS) PER SHARE APPLICABLE
  TO COMMON SHAREOWNERS ..........................     $  0.92        $ (0.67)
                                                       =======        =======

DILUTED NET INCOME PER SHARE APPLICABLE TO
  COMMON SHAREOWNERS BEFORE CUMULATIVE EFFECT ....     $  0.91        $  0.03
                                                       =======        =======

DILUTED NET INCOME (LOSS) PER SHARE APPLICABLE
  TO COMMON SHAREOWNERS ..........................     $  0.91        $ (0.67)
                                                       =======        =======

DIVIDENDS PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ....................................     $  0.12        $  0.12
                                                       =======        =======

INCOME (EXPENSE) AMOUNTS FROM TRANSACTIONS
  WITH THE COCA-COLA COMPANY:
  Net operating revenues .........................     $   675        $   609
  Cost of sales ..................................      (3,830)        (3,377)
  Selling, delivery, and administrative
    expenses .....................................         115             63


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                    SEPTEMBER 27,   DECEMBER 31,
                           ASSETS                       2002           2001
                                                    -------------  -------------
                                                     (Unaudited)
CURRENT
  Cash and cash investments, at cost
    approximating market .........................     $   929        $   284
  Trade accounts receivable, less allowance
    reserves of $59 and $73, respectively ........       1,844          1,540
  Inventories:
    Finished goods ...............................         522            458
    Raw materials and supplies ...................         267            232
                                                       -------        -------
                                                           789            690
  Prepaid expenses and other current assets ......         357            362
                                                       -------        -------
      Total Current Assets .......................       3,919          2,876

PROPERTY, PLANT, AND EQUIPMENT
  Land ...........................................         437            390
  Buildings and improvements .....................       1,789          1,718
  Machinery and equipment ........................       9,295          8,614
                                                       -------        -------
                                                        11,521         10,722
  Less allowances for depreciation ...............       5,442          4,726
                                                       -------        -------
                                                         6,079          5,996
  Construction in progress .......................         188            210
                                                       -------        -------
   Net Property, Plant, and Equipment ............       6,267          6,206

GOODWILL .........................................         575            569

FRANCHISE LICENSE INTANGIBLE ASSETS ..............      13,387         13,124

OTHER NONCURRENT ASSETS, NET .....................       1,029            944
                                                       -------        -------

                                                       $25,177        $23,719
                                                       =======        =======


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                    SEPTEMBER 27,   DECEMBER 31,
          LIABILITIES AND SHAREOWNERS' EQUITY            2002            2001
                                                    -------------   ------------
                                                     (Unaudited)
CURRENT
  Accounts payable and accrued expenses ..........      $ 2,681        $ 2,610
  Amounts payable to The Coca-Cola Company, net ..          205             38
  Deferred cash payments from The Coca-Cola
    Company ......................................           75             70
  Current portion of long-term debt ..............        1,719          1,804
                                                        -------        -------
      Total Current Liabilities ..................        4,680          4,522

LONG-TERM DEBT, LESS CURRENT MATURITIES ..........       11,078         10,365

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
  LONG-TERM OBLIGATIONS ..........................        1,157          1,166

DEFERRED CASH PAYMENTS FROM THE COCA-COLA
  COMPANY ........................................          441            510

DEFERRED INCOME TAX LIABILITIES ..................        4,513          4,336

SHAREOWNERS' EQUITY
  Preferred stock ................................           37             37
  Common stock, $1 par value - Authorized
    - 1,000,000,000 shares; Issued -
    457,026,914 and 453,262,107 shares,
    respectively .................................          457            453
  Additional paid-in capital .....................        2,562          2,527
  Reinvested earnings ............................          580            220
  Accumulated other comprehensive income (loss) ..         (196)          (292)
  Common stock in treasury, at cost - 8,517,712
    and 8,146,325 shares, respectively ...........         (132)          (125)
                                                        -------        -------
      Total Shareowners' Equity ..................        3,308          2,820
                                                        -------        -------

                                                        $25,177        $23,719
                                                        =======        =======


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)


                                                         NINE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 27,  SEPTEMBER 28,
                                                         2002           2001
                                                    -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ..............................     $   416        $  (285)
  Adjustments to reconcile net income (loss) to
    net cash derived from operating activities:
      Cumulative effect of accounting change .....          --            302
      Depreciation ...............................         711            665
      Amortization ...............................          56            338
      Deferred income tax expense (benefit) ......         133           (134)
      Deferred cash payments from The Coca-Cola
        Company ..................................         (64)            66
    Net changes in current assets and current
      liabilities ................................        (128)          (372)
    Other ........................................         (20)           (23)
                                                       -------        -------
  Net cash derived from operating activities .....       1,104            557

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in capital assets ..................        (661)          (605)
  Capital asset disposals ........................           9              2
  Cash investments in bottling operations, net
    of cash acquired .............................         (26)          (906)
  Other investing activities .....................         (39)           (31)
                                                       -------        -------
  Net cash used in investing activities ..........        (717)        (1,540)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net (decrease) increase in commercial paper ....        (406)           181
  Proceeds from issuance of debt .................       1,704          1,189
  Payments on long-term debt .....................      (1,021)          (483)
  Stock purchases for treasury ...................          --             (8)
  Cash dividend payments on common and
    preferred stock ..............................         (38)           (36)
  Exercise of employee stock options .............          19             26
                                                       -------        -------
  Net cash derived from financing activities .....         258            869
                                                       -------        -------

NET INCREASE (DECREASE) IN CASH AND CASH
  INVESTMENTS ....................................         645           (114)
  Cash and cash investments at beginning of
    period .......................................         284            294
                                                       -------        -------

CASH AND CASH INVESTMENTS AT END OF PERIOD .......     $   929        $   180
                                                       =======        =======

SUPPLEMENTAL NONCASH INVESTING AND FINANCING
  ACTIVITIES
    Investments in bottling operations:
      Debt issued and assumed ....................     $    --        $   (15)
      Equity issued ..............................          --           (404)
      Other liabilities assumed ..................          --           (331)
      Fair value of assets acquired ..............          26          1,656
                                                       -------        -------
      Cash paid, net of cash acquired ............     $    26        $   906
                                                       =======        =======


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. ("CCE") Annual Report on Form 10-K for the year ended December 31, 2001.

As of January 1, 2001, CCE changed its method of accounting for payments received under the Jumpstart market development programs. CCE previously recognized the payments as an offset to operating expenses as incurred in the period for which the payments were designated. As of January 1, 2001, the payments are recognized primarily as offsets to operating expenses as cold drink equipment is placed, through 2008, and over the period CCE has the potential requirement to move equipment, through 2020. The change in accounting resulted in a noncash cumulative effect adjustment in first-quarter 2001 of $(302) million, net of $185 million taxes, or $(0.70) per common share.

NOTE B - RECLASSIFICATIONS

Reclassifications have been made in the 2001 income statements to conform to classifications used in the current year, under Emerging Issues Task Force ("EITF") No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products." EITF 01-09 requires certain payments made to customers by CCE, previously classified as selling expenses, to be classified as deductions from revenue. CCE reclassified, as deductions in net operating revenues, approximately $26 million and $72 million of selling expenses which were previously classified as selling, delivery, and administrative expenses in the statement of operations for the quarter and nine months ended September 28, 2001, respectively.

NOTE C - SIGNIFICANT ACCOUNTING POLICIES

Credit Risk and Sale of Accounts Receivable: CCE has an agreement whereby designated pools of accounts receivable can be sold with recourse at a discount to a Canadian financial institution. At any given time, the maximum capacity available under this agreement is $75 million Canadian dollars (approximately $48 million and $49 million, at September 27, 2002 and 2001, respectively). At September 27, 2002 and 2001 CCE had sold approximately $48 million and $49
million,   respectively,   of  receivables  under  this  agreement,  which   are
excluded from the accompanying balance sheets. CCE retains collection and administrative responsibilities for the accounts receivable sold. The primary benefit of this arrangement to CCE is more timely availability of cash. CCE believes the benefits of the arrangement more than offset the cost of retaining servicing responsibilities and receiving a discounted payment for the accounts receivable. CCE's liability to service the receivables sold is indistinguishable from other collection responsibilities and not separately recorded as a liability. CCE's recourse liability is limited to the requirement to repurchase any balance that ceases to be a part of the designated pool.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Marketing Programs and Sales Incentives: CCE participates in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated with customers are arrangements in which allowances can be earned by the customer for attaining agreed upon sales levels or for participating in specific marketing programs. CCE also participates in customer arrangements that guarantee pouring or vending rights in specific athletic venues, specific school districts, or other locations. Coupon programs and under-the-cap promotions are also developed on a territory specific basis with the intent of increasing sales by all customers. The cost of these various programs, included as deductions in net operating revenues, totaled approximately $445 million and $366 million for the quarters ended September 27, 2002 and September 28, 2001, respectively, and $1,232 million and $1,030 million for the nine months ended September 27, 2002, and September 28, 2001, respectively. The 2001 amounts reflect the reclassifications described in Note B.

Fair Value of Financial Instruments and Derivatives: The fair values of financial instruments and derivatives are estimated based on market rates. The fair value of long-term debt, including current portions, is estimated based on rates currently offered to CCE for debt of the same remaining maturities. The estimated fair values of derivative instruments are calculated based on market rates. These values represent the estimated amounts CCE would receive or pay to terminate agreements, taking into consideration current market rates and the current creditworthiness of the counterparties.

Income Taxes: CCE provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes". FAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

NOTE D - SEASONALITY OF BUSINESS

Operating results for the third quarter and nine months ended September 27, 2002 are not indicative of results that may be expected for the year ending December 31, 2002 because of business seasonality. Business seasonality results from a combination of higher unit sales of CCE's products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

NOTE E - INCOME TAXES

CCE's effective tax rates for the first nine months of 2002 and 2001 were approximately 34% and 40%, respectively, excluding a $4 million nonrecurring accrual reversal in 2002 and the rate change benefit in 2001. CCE is currently implementing a corporate structuring of certain subsidiaries, which, if fully implemented as expected in fourth-quarter 2002, will reduce our full-

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - INCOME TAXES (CONTINUED)

year 2002 effective tax rate by approximately 1/2 percent. A reconciliation of the income tax provision at the statutory federal rate to CCE's actual income tax provision follows (in millions):


                                                         NINE MONTHS ENDED
                                                    ----------------------------
                                                    SEPTEMBER 27,  SEPTEMBER 28,
                                                        2002           2001
                                                    -------------  -------------
U.S. federal statutory expense (benefit) .........      $217          $(21)
State expense (benefit), net of federal effect ...         6            (2)
Taxation of European and Canadian operations,
  net ............................................       (28)            3
Valuation allowance provision ....................         5            --
Nondeductible items ..............................         9            (1)
Other, net .......................................        (4)           (2)
                                                        ----          ----

                                                        $205          $(23)
                                                        ====          ====

NOTE F - LONG-TERM DEBT

Long-term debt balances summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):


                                                    SEPTEMBER 27,  DECEMBER 31,
                                                        2002           2001
                                                    -------------  -------------
U.S. commercial paper (weighted average
  rates of 1.8% and 2.0%) ........................     $ 1,281        $ 1,759
Canadian dollar commercial paper (weighted
  average rates of 2.9% and 2.5%)(C) .............         258            251
Canadian dollar notes due 2002 - 2009
  (weighted average rates of 4.9%
  and 4.7%)(C) ...................................         709            686
Notes due 2002 - 2037 (weighted average
  rates of 5.4% and 6.5%)(A)(B) ..................       4,050          2,885
Debentures due 2012 - 2098 (weighted average
  rate of 7.4%) ..................................       3,783          3,783
Euro notes due 2002 - 2021 (weighted average
  rates of 6.5% and 6.3%)(C) .....................       2,211          2,268
Various foreign currency debt ....................         250            236
Additional debt ..................................         251            254
                                                       -------        -------
 Long-term debt including effect of net asset
   positions of currency swaps ...................      12,793         12,122

 Net asset positions of currency swap
   agreements ....................................           4             47
                                                       -------        -------
                                                       $12,797        $12,169
                                                       =======        =======

(A) In April 2002, CCE issued $500 million in floating rate notes due 2004 and $500 million in fixed rate notes due 2007 under CCE's shelf registration statement with the Securities and Exchange Commission. The initial interest rate on the floating rate notes was 2.19 percent and the interest rate on the fixed notes is 5.25 percent.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - LONG-TERM DEBT (CONTINUED)

(B) In September 2002, CCE issued $500 million in fixed rate notes due 2009 under CCE's shelf registration statement with the Securities and Exchange Commission. The interest rate on the notes is 4.38 percent.

(C) After the end of the quarter, on September 30, 2002, CCE retired $500 million maturing Eurobonds. On October 15, 2002, CCE retired approximately $111 million in maturing Canadian dollar notes and approximately $248 million in Canadian commercial paper.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to September 27, 2002 are as follows (in millions): 2003 - $1,719; 2004 - $1,313; 2005 - $1,396; 2006 - $460; and 2007 - $956.

At September 27, 2002 and December 31, 2001, CCE had $3.2 billion and $3.3 billion, respectively, available under domestic and international credit facilities. These facilities serve as a back-up to CCE's domestic and international commercial paper programs and support working capital needs. At September 27, 2002 and December 31, 2001, CCE had $49 million and $-0- million, respectively, of short-term borrowings outstanding under these credit facilities.


At September 27, 2002 and December 31, 2001, approximately $1.8 billion and $2.3 billion, respectively, of borrowings due in the next 12 months were classified as maturing after one year due to CCE's intent and ability through its credit facilities to refinance these borrowings on a long-term basis.

At September 27, 2002 and December 31, 2001, CCE had available for issuance approximately $0.2 billion and $1.7 billion, respectively, under a registration statement with the Securities and Exchange Commission. In October 2002, CCE filed a new registration statement with the Securities and Exchange Commission which, when effective, will increase the amount available for issuance by $3.5 billion. At September 27, 2002 and December 31, 2001, CCE had available for issuance approximately $1.2 billion and $1.3 billion, respectively, under a Canadian Medium Term Note Program. In addition, at September 27, 2002 and December 31, 2001, CCE had available for issuance approximately $1.7 billion and $1.0 billion, respectively, under a Euro Medium Term Note Program.

The credit facilities and outstanding notes and debentures contain various provisions that, among other things, require CCE to maintain a defined leverage ratio and limit the incurrence of certain liens or encumbrances in excess of defined amounts. These requirements currently are not, and it is not anticipated they will become, restrictive to CCE's liquidity or capital resources.

NOTE G - PREFERRED STOCK

In connection with the 1998 acquisition of Great Plains Bottlers and Canners, Inc., CCE issued 401,528 shares of $1 par value voting convertible preferred stock ("Great Plains series"). The mandatory conversion date for the Great Plains series is August 7, 2003. As of September 27, 2002, 35,000 shares of the Great Plains series have been voluntarily converted into 154,778 shares of common stock.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE H - STOCK-BASED COMPENSATION PLANS

CCE granted approximately 7.9 million service-vested stock options to certain executive and management level employees during the first nine months of 2002. These options vest over a period of 3 years and expire 10 years from the date of grant. All of the options were granted at an exercise price equal to the fair market value of the stock on the grant date.

CCE granted 966,000 restricted stock shares and 124,000 restricted stock units to certain key employees of CCE during the first nine months of 2002. These awards vest upon continued employment for a period of at least 4 years.

An aggregate of 3.0 million shares of common stock were issued during the first nine months of 2002 from the exercise of stock options.

CCE applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. FAS 123, if fully adopted, would change the method for cost recognition on CCE's stock-based compensation plans.


If compensation cost for CCE's grants under stock-based compensation plans had been determined under FAS 123, CCE's net income applicable to common shareowners, and basic and diluted net income per share applicable to common shareowners for the quarter and nine months ending September 27, 2002, would approximate the pro forma amounts below (in millions, except per share data):

                                   QUARTER ENDED           NINE MONTHS ENDED
                                SEPTEMBER 27, 2002         SEPTEMBER 27, 2002
                              ----------------------     ----------------------
                              REPORTED     PRO FORMA     REPORTED     PRO FORMA
                              --------     ---------     --------     ---------

Net income applicable
  to common shareowners ...     $ 190        $ 180         $ 414        $ 383
                                =====        =====         =====        =====

Basic net income
  applicable to common
  shareowners .............     $0.42        $0.40         $0.92        $0.85
                                =====        =====         =====        =====

Diluted net income
  applicable to common
  shareowners .............     $0.42       $0.39          $0.91        $0.84
                                =====       =====          =====        =====

FAS 123, if fully adopted, would change the method for cost recognition on CCE's stock-based compensation plans. FAS 123 does not apply to awards prior to 1995, and additional awards in future years are possible. The estimated effect on full-year 2002 earnings from adopting FAS 123 for grants made solely in the current year (assuming adoption on current grants only and not previous grants still outstanding) on both basic and diluted earnings per share is approximately $(0.02).

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE I - SHARE REPURCHASES

Under the 1996 and 2000 share repurchase programs authorizing the repurchase of up to 60 million shares, CCE can repurchase shares in the open market and in privately negotiated transactions. During the first nine months of 2002, CCE did not repurchase any shares. A total of 26.7 million shares have been repurchased under the programs since their inception.

Management considers market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes including acquisition financing and the funding of various employee benefit and compensation plans. In 2002 and 2003, CCE plans to use excess cash primarily for debt reduction.

NOTE J - DERIVATIVES

CCE uses certain risk management instruments to manage its interest rate and foreign exchange exposures. These instruments are accounted for as fair value and cash flow hedges, as appropriate, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

At September 27, 2002, there was less than $100,000 in accumulated other comprehensive income related to cash flow hedges of forecasted international raw materials purchases. Further, during the first nine months of 2002, the amount of ineffectiveness related to cash flow hedges of international raw materials purchases was a gain of approximately $1 million.


CCE enters into certain nonfunctional currency borrowings to hedge net investments in international subsidiaries. During the first nine months of 2002, the net amount included in comprehensive income related to these borrowings was a loss, net of tax, of approximately $(69) million.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE K - RELATED PARTY TRANSACTIONS

The following table details amounts included in the income statements for transactions with The Coca-Cola Company ("TCCC"):

                              QUARTER ENDED              NINE MONTHS ENDED
                      ----------------------------  ----------------------------
                      SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                           2002           2001           2002           2001
                      -------------  -------------  -------------  -------------
Income (expense)
  in millions:

Net operating
  revenues:
  Direct marketing
    support ..........   $   218        $   162        $   607        $   434
  Fountain syrup and
    packaged product
    sales ............       100            104            285            296
  Cooperative trade
    arrangements .....       (60)           (46)          (220)          (123)
  Other transactions .         1              1              3              2
                         -------        -------        -------        -------
                         $   259        $   221        $   675        $   609
                         =======        =======        =======        =======

Cost of sales:
  Purchases of syrup
    and concentrate ..   $(1,186)       $(1,001)       $(3,245)       $(2,820)
  Purchases of
    sweetener ........       (94)           (66)          (236)          (220)
  Purchases of
    finished
    products .........      (145)          (124)          (349)          (337)
                         -------        -------        -------        -------
                         $(1,425)       $(1,191)       $(3,830)       $(3,377)
                         =======        =======        =======        =======
Selling, delivery,
  and administrative
  expenses:
  Operating expense
    support payments .   $    28        $    16        $    64        $    58
  Cooperative
    advertising
    programs .........        --            (14)            --            (40)
  Operating expense
    reimbursements:
      To TCCC ........        (4)            (3)           (13)           (10)
      From TCCC ......         9              6             26             14
  Reimbursement of
    dispensing
    equipment
    repair costs .....        13             15             38             41
                         -------        -------        -------        -------
                         $    46        $    20        $   115        $    63
                         =======        =======        =======        =======

As of  January  1,  2002 all costs in North  America  associated  with  customer cooperative trade marketing programs ("CTM"), excluding certain specific customers, are funded by CCE, and all costs for local media programs in North America are funded by TCCC. The amount of marketing support funding from TCCC that CCE will receive for 2002 was established based on historical funding levels and increased for the net effect of increased 2001 CTM cost and decreased 2001 local media cost. The shift of CTM and local media costs impacts income statement comparisons between 2002 and 2001, but does not have an impact on CCE's 2001 net income. The impact of this shift on 2002 and future operating income is dependent upon the level of CTM spending by CCE.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

In early 2002, CCE entered into a multi-year agreement with TCCC to support profitable growth in brands of TCCC in our territories (Sales Growth Initiative, "SGI", agreement). Total cash support expected to be received by CCE under the agreement in 2002 is $150 million. Of this amount, $30 million is being recognized during 2002 as sales occur. The remaining $120 million ("volume growth funding") is earned only by attaining mutually established sales volume growth rates. The agreement establishes minimum targets for 2002 of 3 percent 192 ounce equivalent unit case sales volume ("Unit Case") growth in North America and 5 percent Unit Case growth in Europe. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, and new brand introductions. Growth that exceeds the target in North America offsets any shortfalls in Europe and vice versa. For the first nine months of 2002, the shortfall in Europe was more than offset by CCE's performance in North America. Because of the offset provisions in the agreement, CCE expects the total $120 million available will be earned in full-year 2002.

The entire SGI agreement can be canceled by either party at the end of a fiscal year with at least six months' prior written notice. In addition, during the first three quarters of any year, either party may cancel for ensuing quarters the sales volume growth targets and cash support funding provisions of the agreement for that year by providing ten days notice prior to the end of such quarter. Upon such quarterly cancellation, all other provisions of the agreement will remain in full force and effect. Volume growth funding is advanced to CCE equally over the four quarters of the program year within thirty days after the beginning of each quarter. CCE recognizes quarterly volume growth funding as sales volume growth is attained as a reduction of sales discounts and allowances within net revenues. Based on year-to-date performance, CCE recognized the entire amount specified for the third quarter and first nine months of 2002 of $30 million and $90 million, respectively.

The agreement provides for refunds of volume growth funding advances should CCE not attain specified minimum sales volume growth targets and upon the failure of performance by either party in specified circumstances. Accordingly, should CCE not attain specified minimum sales volume growth targets in the ensuing quarters of a given year, amounts recognized to date for that year would be subject to refund to TCCC.

CCE recently reached agreement with TCCC modifying the terms of the SGI agreement relating to 2003 and beyond. Under the amended agreement, funding for 2003, anticipated to be $250 million under the old agreement, will decrease to $200 million. The new amendment, however, brings an additional $275 million in funding to CCE over the next nine years (2003 - 2011) and significantly reduces the annual reductions in funding that were a part of the original agreement. In addition, the amendment provides for each company to retain all cost savings it generates from future system efficiency initiatives. The previous agreement called for a 50/50 sharing between CCE and TCCC of combined proceeds above set targets.

Under the terms of the SGI agreement, CCE and TCCC negotiate concentrate price increases. Based on the progress of the 2003 business planning discussions, CCE expects concentrate prices to increase 1 percent in North America in 2003.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

CCE also entered into two new arrangements with TCCC, the first of which assigns responsibility for hot-fill production in North America to TCCC. Accordingly, CCE will sell its Truesdale, Missouri hot fill plant to TCCC for its carrying value of approximately $55 million in 2003. The second arrangement, beginning in 2003, provides for CCE to receive 50% of TCCC's profits generated from the Danone joint venture in CCE territories. This arrangement is not expected to have a significant impact on CCE's 2003 results.

NOTE L - GEOGRAPHIC OPERATING INFORMATION

CCE operates in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On September 27, 2002, CCE operated in 46 states in the United States, the District of Columbia, the 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

The following presents net operating revenues for the nine months ended September 27, 2002 and September 28, 2001 and long-lived assets as of September 27, 2002 and December 31, 2001 by geographic territory (in millions):

                                     2002                        2001
                            ---------------------      -----------------------
                               NET         LONG-          NET           LONG-
                            OPERATING      LIVED       OPERATING        LIVED
                             REVENUES     ASSETS        REVENUES       ASSETS
                            ---------     -------      ---------       -------

North American...........    $ 9,686      $16,806       $ 8,917        $16,695
European.................      2,953        4,452         2,744          4,148
                             -------      -------       -------        -------
Consolidated.............    $12,639      $21,258       $11,661        $20,843
                             =======      =======       =======        =======

CCE has no material amounts of sales or transfers between its North American and European territories and no significant United States export sales.

NOTE M - RESTRUCTURING AND OTHER CHARGES

During 2001, CCE recorded restructuring and other charges totaling $78 million. In third quarter 2002, the total estimate was reduced by $3 million as a result of a revised estimate of costs to be incurred. The restructuring charge related to a series of steps designed to improve CCE's cost structure including the elimination of unnecessary support functions following the consolidation of North America into one operating unit and streamlining management of the North American operations responsive to the current business environment.

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

In third quarter 2002, CCE recorded an additional restructuring charge of approximately $5 million for severance benefits related to eliminating refillable bottles for products produced in Great Britain. The elimination of refillable bottles in Great Britain will result in the elimination

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE M - RESTRUCTURING AND OTHER CHARGES (CONTINUED)

of approximately  100 positions.   The estimated severance benefits will be paid
over the benefit period.

The table below summarizes the activity in the restructuring accrual for the nine months ended September 27, 2002 (in millions):

                  ACCRUED                                            ACCRUED
                  BALANCE                                            BALANCE
RESTRUCTURING   DECEMBER 31,                          ESTIMATE     SEPTEMBER 27,
SUMMARY            2001      PROVISIONS   PAYMENTS  ADJUSTMENTS       2002
--------------------------------------------------------------------------------
Employee
 terminations
 Severance pay
   and benefits... $40          $5         $(20)       $(3)            $22
 Other direct
   costs .........   1           -           (1)        --              --
                   ---          --         ----        ---             ---
Total ............ $41          $5         $(21)       $(3)            $22
                   ===          ==         ====        ===             ===


NOTE N - EARNINGS PER SHARE

The following table presents information concerning basic and diluted earnings per share (in millions, except per share data; per share data is calculated prior to rounding to millions). Diluted loss per share equals basic loss per share because dilutive securities are not considered in loss calculations.

                              QUARTER ENDED              NINE MONTHS ENDED
                      ----------------------------  ----------------------------
                      SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                           2002          2001           2002           2001
                      -------------  -------------  -------------  -------------
Net income before
  cumulative effect
  of accounting
  change .............     $ 191        $   11         $ 416          $  17
Cumulative effect of
  accounting change ..        --            --            --           (302)
                           -----        ------         -----          -----
Net income (loss) ....       191            11           416           (285)
Preferred stock
  dividends ..........         1             1             2              3
                           -----        ------         -----          -----
Basic and diluted
  net income (loss)
  applicable to
  common shareowners .     $ 190         $  10         $ 414         $ (288)
                           =====         =====         =====         ======
Basic average
  common shares
  outstanding ........       450           442           449            427
Effect of dilutive
  securities:
  Stock compensation
    awards ...........         8             7             8              8
                           -----        ------         -----          -----
Diluted average
  common shares
  outstanding ........       458           449           457            435
                           =====         =====         =====         ======
Basic net income
  (loss) per share
  applicable to
  common shareowners .     $0.42         $0.02         $0.92         $(0.67)
                           =====         =====         =====         ======
Diluted net income
  (loss) per share
  applicable to
  common shareowners .     $0.42         $0.02         $0.91         $(0.67)
                           =====         =====         =====         ======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE O - COMPREHENSIVE INCOME (LOSS)

The following table (in millions) presents a calculation of comprehensive income
(loss), comprised of net income (loss) and other adjustments. Other adjustments to comprehensive income (loss) may include minimum pension liability adjustments as defined by FAS 87, currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, unrealized gains and losses on certain investments in debt and equity securities, and changes in the fair value of certain derivative financial instruments which qualify as cash flow hedges. CCE provides income taxes on currency items, except for income taxes on the impact of currency translations, as earnings from international subsidiaries are considered to be indefinitely reinvested.

                              QUARTER ENDED              NINE MONTHS ENDED
                      ----------------------------  ----------------------------
                      SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                          2002           2001           2002           2001
                      -------------  -------------  -------------  -------------
Net income
  (loss) ...........       $191          $ 11          $416          $(285)
Currency
  translations .....        124            25           166             48
Hedges of net
  investments,
  net of tax .......        (53)          (11)          (69)           (24)
Unrealized gain
  on securities,
  net of tax .......          2            --             5              1
Unrealized
  (loss) gain on
  cash flow
  hedges, net
  of tax ...........        (22)           (9)          (27)            17
Reclassifications
  into earnings on
  cash flow hedges,
  net of tax .......         18             3            21             11
Cumulative effect
  of adopting
  SFAS 133, net
  of tax ...........         --            --            --            (26)
                           ----          ----          ----          -----
Net adjustments
  to accumulated
  comprehensive
  income (loss) ....         69             8            96             27
                           ----          ----          ----          -----
Comprehensive
  income (loss) ....       $260          $ 19          $512          $(258)
                           ====          ====          ====          =====

NOTE P - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

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

As of January 1, 2002, CCE no longer amortizes goodwill and franchise license intangible assets with an indefinite life, but will instead evaluate them for impairment annually under FAS 142. The 2001 results on a historical basis do not reflect the amortization provisions of FAS 142. Had CCE adopted FAS 142 on January 1, 2001, the historical net income (loss) and basic and diluted

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE P - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (CONTINUED)

net income (loss) per common share would have been changed to the adjusted amounts in the following table:

                              AS REPORTED       ADD:        INCOME
                               HISTORICAL    FRANCHISE       TAX       ADJUSTED
                                 BASIS      AMORTIZATION    IMPACT      BALANCE
-------------------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 28, 2001:
-------------------------------------------------------------------------------
  Net income (loss)             $   11         $  98       $  (36)       $   73
  Basic and diluted net
   income (loss) per basic
   common share                 $ 0.02         $0.22       $(0.08)       $ 0.16
-------------------------------------------------------------------------------
NINE MONTHS ENDED
SEPTEMBER 28, 2001:
-------------------------------------------------------------------------------
  Net income (loss)             $ (285)        $ 293       $ (107)       $   99
  Basic and diluted net
   income (loss)
   per basic
   common share                 $(0.67)        $0.69       $(0.25)       $(0.23)
-------------------------------------------------------------------------------

CCE makes acquisitions to expand its franchise territories. Prior to the adoption of FAS 141, CCE assigned all costs of acquisitions in excess of the value of tangible net assets acquired to franchise intangible assets and none to goodwill. FAS 141 specifically defines goodwill and provides criteria to apply in recognizing other intangible assets. Under the definitions of goodwill outlined in FAS 141, the cost of an acquisition relating to the fair value of expected synergies is "core goodwill". As a result of the new definition and criteria, effective with the adoption of FAS 141 and beginning with the Herb acquisition in July 2001, CCE assigns the cost of acquisitions in excess of the value of tangible net assets acquired to franchise license intangibles and goodwill as determined using discounted cash flow models. Specifically, CCE includes values paid for synergies in goodwill. Goodwill amounts also result through the establishment of deferred tax liabilities associated with franchise license intangibles that are not deductible for tax purposes. The transition provisions of FAS 141 prohibit CCE from changing amounts assigned to assets and liabilities assumed in business combinations prior to July 1, 2001.

Franchise agreements contain performance requirements and convey to the licensee the rights to distribute and sell products of the licensor within specified territories. CCE's domestic cola franchise agreements with TCCC do not expire, reflecting a long and ongoing relationship. CCE's agreements with TCCC covering its United States non-cola and European and Canadian operations are periodically renewable. TCCC does not grant perpetual franchise rights outside the United States. However, these agreements can be renewed at no cost for varying additional terms at CCE's request. CCE believes and expects these and other renewable franchisor agreements will be renewed at each expiration date. After consideration of the renewal factors and our mutually beneficial relationship with The Coca-Cola Company, all franchise license intangible assets have been assigned an indefinite life.

CCE completed initial impairment tests on franchise license intangibles with indefinite lives in the first quarter of 2002. CCE's completion of impairment analyses was directly impacted by an Emerging Issues Task Force (EITF) issue resolved in early 2002. EITF Issue No. 02-7, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets" addressed the topic of when, if ever, different indefinite-lived intangible assets, such as CCE's territory-specific

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE P - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (CONTINUED)

franchise license agreements, should be combined into a single unit for the purpose of performing impairment tests. The EITF reached a consensus on Issue No. 02-7 outlining a number of factors to evaluate for determining whether indefinite-lived intangible assets should be combined for impairment testing. These factors include whether the assets are used together, whether the marketing and branding strategy provide evidence that the intangible assets are complementary, and whether the intangible assets as a group represent the highest and best use of the assets. CCE concluded that the provisions of EITF 02-7 require impairment testing of franchise license intangible assets at the North American and European group levels. The impairment tests for franchise license intangibles consisted of a comparison of the fair value of the franchise license intangibles with their carrying amounts. The fair value of the franchise license intangibles exceeded their carrying amount, and no impairment loss was recognized. If the carrying amount had exceeded the fair value, FAS 142 would require CCE to recognize an impairment loss in an amount equal to that excess.

The fair values of the franchise license intangibles in each group were determined using discounted cash flow models similar to those used internally by CCE for evaluating acquisitions; comparisons to estimated market values were also made. These discounted cash flow models involved projections of cash flows for ten years, adopting a perpetuity valuation technique with an assumed long-term growth rate of 3 percent, and discounting the projected cash flows, including the perpetuity value, based on CCE's weighted average cost of capital. A weighted average cost of capital of approximately 7 percent was utilized. Growth rates used included approximately 3 percent consolidated volume growth, 2 percent consolidated revenue and cost of sales per case growth and approximately 5 percent consolidated administrative expense growth, with differing rates in our North American and European groups. Changes in these assumptions could materially impact the fair value estimates.

Initial goodwill impairment testing at the reporting unit level was also completed in the first quarter of 2002. Using the guidelines in SFAS 142, CCE determined that its reporting units are its groups, North America and Europe. As discussed above, goodwill has been recognized since July 2001 only, as required by SFAS 141. As a result, CCE's goodwill is entirely contained in the North American reporting unit. The first step of CCE's impairment test for goodwill compared the carrying amount of the North American group with its fair value. The fair value of the North American reporting unit was determined using discounted cash flow models developed in the same manner as those discussed previously. The fair value of the group exceeded its carrying amount, and goodwill is therefore not considered impaired. Had the carrying amount of North American exceeded its fair value, a second step in the impairment test would be required to measure the amount of impairment loss. This step would compare the implied fair value of the North American reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in an amount equal to that excess.

CCE provides deferred income taxes on franchise license intangible assets that are not deductible for tax purposes under FASB Statement 109, "Accounting for Income Taxes". Prior to FAS 142, franchise license intangible assets were amortized over the maximum allowed period of 40 years. As this amortization cost was recognized, the related deferred tax liability was recognized as a

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE P - ADOPTION OF SFAS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" (CONTINUED)

decrease to income tax expense. Under FAS 142, previously recognized unamortized balances of franchise license intangible assets and associated deferred income tax liabilities will remain unchanged except for any impairment in the value of these assets or any ultimate sale of territories. At December 31, 2001, CCE had approximately $4.6 billion of deferred tax liabilities provided on franchise license intangible assets. These deferred tax liabilities, while impacted by tax rate changes and currency translations, will only decrease for the reasons above but will increase for the effect of any tax deductions realized on tax deductible franchise license assets.

The $6 million change in CCE's consolidated goodwill balance in the first nine months of 2002 was due entirely to adjustments to the value of the assets and liabilities acquired in acquisitions completed in 2001. Changes in CCE's unamortized franchise license intangibles balance in the first nine months of 2002 were due primarily to the effects of foreign currency translations, which increased the balance by approximately $225 million, as well as acquisitions completed during the first nine months of 2002, which increased the franchise license intangible balance by approximately $26 million. Other changes in the balance (which netted to $12 million) were due to adjustments to the value of assets acquired and liabilities assumed in acquisitions completed over the last 12 months. The ultimate goodwill and franchise license intangibles associated with acquisitions completed in the last 12 months may continue to be adjusted as the value of the assets and liabilities acquired are finalized.

On July 10, 2001, CCE completed the acquisition of 100% of the outstanding common and preferred shares of Hondo Incorporated and Herbco Enterprises, Inc., collectively known as Herb Coca-Cola, for consideration of approximately $1.4 billion, including cash of $1 billion and 25 million shares of common stock valued at approximately $400 million. The cost of Herb Coca-Cola was reduced in the second quarter of 2002 by approximately $7 million due to the final settlement of working capital balances. This settlement resulted in a return to CCE of approximately 400,000 shares held in escrow recorded as treasury stock. CCE finalized the purchase price allocation for Herb Coca-Cola in the third quarter of 2002.

CCE participates in contractual arrangements with customers for pouring or vending rights in various locations. The net unamortized balance of these arrangements at September 27, 2002 totaled approximately $382 million (consisting of gross amounts of $564 million net of $182 million in accumulated amortization), which is included in Other Noncurrent Assets in our Consolidated Balance Sheet. Amortization expense on these assets totaled approximately $54 million in 2001. Estimated amortization expense for the next five fiscal years is as follows (in millions): 2002 - $67; 2003 - $63; 2004 - $58; 2005 - $51; and 2006 - $44.

NOTE Q - COMMITMENTS AND CONTINGENCIES

In North America, CCE purchases PET (plastic) bottles from manufacturing cooperatives. CCE has guaranteed payment of up to $285 million of indebtedness owed by these manufacturing cooperatives to third parties. At September 27,
2002, these cooperatives had approximately $178 million of indebtedness guaranteed by CCE.

In addition, CCE has issued letters of credit principally under self-insurance programs aggregating approximately $267 million.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE Q - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Under the Jumpstart programs with TCCC, CCE received payments from TCCC for a portion of the cost of developing the infrastructure (consisting primarily of people and systems) necessary to support accelerated placements of cold drink equipment. CCE recognizes the payments primarily as cold drink equipment is placed, through 2008, and over the period CCE has the potential requirement to move equipment, through 2020.

Under the programs, CCE agrees to: (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2008; (2) maintain the equipment in service, with certain exceptions, for a period of at least 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) during the period the equipment is in service report to TCCC whether, on average, the equipment purchased under the programs has generated a stated minimum volume of products of TCCC. Should CCE not satisfy these or other provisions of the program, the agreement provides for the parties to meet to work out mutually agreeable solutions. If the parties were unable to agree on an alternative solution, TCCC would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under this program, and CCE believes the probability of a partial refund of amounts previously paid under the program is remote. CCE believes it would in all cases resolve any matters that might arise with TCCC.

CCE's and its subsidiaries' tax filings are routinely subjected to audit by tax authorities in most jurisdictions where they conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of CCE's subsidiaries, including subsidiaries in Canada and France, that may not be resolved for many years. CCE believes it has substantial defenses to the questions being raised and intends to pursue all legal remedies available if it is unable to reach a resolution with the authorities. CCE believes it has adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

In January 2002, Kmart Corporation (Kmart) filed for bankruptcy protection. At the date of filing CCE had approximately $20 million in trade receivables from Kmart. In first-quarter 2002, we recognized the potential losses on these accounts receivable by charging the amounts, net of estimated recoverable portions, against the reserve for doubtful accounts. We believe the net receivable after write-off will be collected. We are also exposed to losses on possible preference action claims for amounts paid to us prior to the filing. It is not possible to predict the ultimate amount of losses to us, if any, which might result from preference claims.

CCE is currently under investigation by the European Commission in various jurisdictions for alleged abuses of an alleged dominant position under Article 82 of the EU Treaty. CCE does not believe that it has a dominant position in the relevant markets, or that its current or past commercial practices violate EU law. Nonetheless, the Commission has considerable discretion in reaching conclusions and levying fines, which are subject to judicial review. The Commission has not notified CCE when it might reach any conclusions.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE Q - COMMITMENTS AND CONTINGENCIES (CONTINUED)

CCE's California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. The subsidiary is still investigating the claims, and it is too early in the litigation to predict the outcome. The subsidiary is defending the claims vigorously.

CCE has filed suit against two of its insurers to recover losses incurred in connection with the 1999 European product recall. We are unable to predict the final outcome of this action at this time.

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined final amount of $15.2 million to five plaintiffs, each of whom is a distributor of competing beverage products. These distributors had sued alleging that CCE and TCCC engaged in unfair marketing practices. CCE is appealing the decision and believes there are substantial grounds for appeal. The complaint of four remaining plaintiffs is in discovery and has not yet gone to trial. It is impossible to predict at this time the final outcome of CCE's appeal in this matter or the ultimate costs under all of the complaints.

CCE is a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect CCE's financial position, results of operations, or liquidity.

PART I.  FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         BUSINESS SUMMARY AND OBJECTIVES

Coca-Cola Enterprises Inc. ("CCE") is the world's largest marketer, producer, and distributor of products of The Coca-Cola Company ("TCCC"). CCE also distributes other beverage brands in select markets. CCE operates in parts of 46 states in the United States, all 10 provinces of Canada, and in portions of Europe, including Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands.

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

OUTLOOK

For fourth-quarter 2002, we now expect earnings of $0.10 to $0.12 per diluted common share, versus comparable results of $0.10 per diluted common share for the fourth quarter of 2001. We have raised our estimates for 2002 full-year earnings per share to a range of $1.00 to $1.03. This includes the adjustment of our effective tax rate from 35% to 34%, included in our third-quarter 2002 results. Based on the progress of the 2003 business planning process, CCE expects concentrate prices to increase 1 percent in North America in 2003. Preliminary expectations for 2003 earnings per diluted common share are in line with current analyst expectations, with a consensus of $1.16 per common share as reported by First Call.

We recently reached agreement with TCCC modifying the terms of the Sales Growth Initiative, "SGI", agreement relating to 2003 and beyond. Under the amended agreement, funding for 2003, anticipated to be $250 million under the old agreement, will decrease to $200 million. The new amendment, however, brings an additional $275 million in funding to CCE over the next nine years (2003 - 2011) and significantly reduces the annual reductions in funding that were a part of the original agreement. In addition, the amendment provides for each company to retain all cost savings it generates from future system efficiency initiatives. The previous agreement called for a 50/50 sharing between CCE and TCCC of combined proceeds above set targets.

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

Management's Discussion and Analysis should be read in conjunction with CCE's accompanying unaudited condensed consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.


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

As of January 1, 2001 CCE changed its method of accounting for infrastructure development payments received from TCCC under its cold-drink "Jumpstart" programs. The change in accounting resulted in a noncash cumulative effect adjustment in first-quarter 2001 of $(302) million, net of $185 million taxes, or $(0.70) per common share. CCE participates in Jumpstart market development programs with TCCC that are designed to accelerate the placement of cold drink equipment in CCE's franchise territories. These programs began in 1994.

To support the accelerated placement of equipment, CCE received payments from TCCC for the development of infrastructure. Prior to this change, these payments were recognized as an offset to operating expenses as incurred in the period for which the payments were designated. CCE will now recognize the payments received under these programs as it meets the requirements of the programs. These requirements principally consist of equipment placements in CCE's franchise territories as well as potential requirements to move equipment to ensure sufficient sales volumes are reported during the life of the equipment. CCE changed to this preferred method of accounting because it defers recognition of cash payments received to give accounting recognition to the equipment placement requirements and the potential requirement to move equipment under the programs.

Under the new accounting method, the support payments are allocated to equipment units based on per unit funding amounts. The amount allocated to the requirement to place equipment is the balance remaining after determining the potential cost of moving the equipment after placement. The amount allocated to the requirement to place equipment is recognized as the equipment is placed. The amount allocated to the potential cost of moving placed equipment will be recognized on a straight-line basis over the 12-year in-service requirement under the agreements beginning after the equipment is placed.

The amount allocated to the potential cost of moving placed equipment is determined based on an estimate of the units of equipment that could potentially be moved after 2001 and an estimate of the cost of movement. The estimate of potential move costs is based on potential moves of vending equipment serviced by CCE, which does not include vending equipment used by third parties and cooler equipment because movement of this equipment by CCE is not probable.

Significant  assumptions and judgments made in making the computations included:
(1) the population of equipment that could potentially be moved, (2) the costs of moving equipment, (3) requirements of the programs that are outside routine operations of CCE and could potentially be considered material obligations, and
(4) the probability of the assertion of refund rights by TCCC.

CCE believes the accounting method as outlined above is consistent with our rights and performance obligations under the programs as it reflects the primary obligation for equipment placements, the parties' business relationship, and our operating practices.

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

NET OPERATING REVENUES AND COST OF SALES

CCE's reported third-quarter 2002 net operating revenues increased 7 percent to nearly $4.55 billion, primarily reflecting the impact of improved volume (approximately 5 percent) and favorable currency translation rates (approximately 2 percent). Comparable net operating revenues, including the impact of acquisitions and adjusted for the impact of foreign currency translations, increased 5 percent in the third quarter of 2002. The revenue split between our North American and European operations was 76% and 24%, respectively. Great Britain contributed approximately 51% of European revenues for the third quarter of 2002.

Comparable bottle and can net price per case increased 2 1/2 percent (1/2 percent on a currency neutral basis) in third-quarter 2002 and increased 1 percent (1/2 percent on a currency-neutral basis) in the first nine months of 2002 compared to the same periods in 2001. The consolidated currency-neutral results include a decrease in pricing in North America of 1/2 percent and an increase in European pricing of 3 percent in third-quarter 2002 and in the first nine months of 2002. All per case amounts are calculated based on physical cases. Net price per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher margin packages that are sold through higher margin channels, our bottle and can net price per case will increase, without an actual increase to wholesale pricing. As an example, we typically charge a lower net price per case and realize a lower gross profit per case on a physical case of 12-ounce cans sold in a supermarket than a case of 20-ounce bottles sold in convenience stores.

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

CCE participates in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated with customers are arrangements in which allowances can be earned by the customer for attaining agreed upon sales levels and/or for participating in specific marketing programs. CCE also participates in contractual arrangements for pouring or vending rights in specific athletic venues, specific school districts, or other locations. Coupon programs and under-the-cap promotions are also developed on a territory specific basis with the intent of increasing sales by all customers. The cost of these various programs, included as deductions in net operating revenues, totaled approximately $445 million and $366 million for the quarters ended September 27, 2002 and September 28, 2001, respectively, and $1,232 million and $1,030 million for the nine months ended September 27, 2002, and September 28, 2001, respectively. The increase in the cost of these programs is due to volume increases as well as the change in our relationship with TCCC. Beginning in 2002, all costs in North America associated with CTM, excluding certain specific customers, shifted to us and all costs for local media programs in North America shifted to TCCC. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace.

VOLUME

Volume results, adjusted for acquisitions completed in 2001, and for one less selling day in first-quarter 2002 (which increased the nine-month changes shown below by approximately 1/2 percent), are shown in the table below:

                                                      3RD QUARTER  NINE MONTHS
                                                          2002        2002
                                                     ---------------------------
                                                           COMPARABLE CHANGE
                                                     ---------------------------
Physical Case Bottle and Can Volume:
  Consolidated......................................         5%        4%
  North American Territories........................     5 1/2%        4%
  European Territories..............................     3 1/2%        4%

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

The table below summarizes the activity in the restructuring accrual for the nine months ended September 27, 2002 (in millions):


                                          ACCRUED                                                        ACCRUED
                                          BALANCE                                                        BALANCE
RESTRUCTURING                            DECEMBER 31,                                  ESTIMATE       SEPTEMBER 27,
 SUMMARY                                    2001        PROVISIONS     PAYMENTS       ADJUSTMENTS         2002
--------------------------------------------------------------------------------------------------------------------
Employee terminations
  Severance pay
    and benefits .....................      $40            $5            $(20)            $(3)             $22
  Other direct
    costs ............................        1             -              (1)             --               --
                                            ---            --            ----             ---              ---
Total ................................      $41            $5            $(21)            $(3)             $22
                                            ===            ==            ====             ===              ===

For the first  nine  months of 2002,  our  restructuring  accrual  decreased  by approximately $19 million, due to expenditures for benefits totaling $21 million, an estimate adjustment totaling $3 million, and an increase of $5 million due to a restructuring in Great Britain, to approximately $22 million at September 27, 2002. The restructuring in Great Britain is to record severance benefits related to eliminating refillable bottles for products produced. The elimination of refillable bottles in Great Britain will result in the elimination of approximately 100 positions.

CCE recognized approximately $28 million of Jumpstart funding as a reduction of selling, delivery, and administrative expenses, as compared to $16 million in the third quarter of 2001. This increase was a result of more vending equipment placements in the third quarter of 2002 than the third quarter of 2001. We expect full-year Jumpstart funding recognized for 2002 to approximate $70 million to $75 million.

As discussed further under Accounting Developments, CCE implemented Financial Accounting Standards Board Statement 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, CCE no longer amortizes goodwill and franchise license intangible assets. Adoption of the non-amortization provisions of FAS 142 as of January 1, 2001 would have reduced amortization expense by approximately $98 million and $293 million for the quarterly and nine month periods ending September 28, 2001, respectively. We completed our initial impairment tests under FAS 142 which supported the carrying values of these assets and, accordingly, no impairment charge resulted from FAS 142 adoption.

EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendor's Products," is effective for CCE beginning January 1, 2002, and requires certain selling expenses incurred by CCE to be classified as deductions from revenue. Comparable amounts in prior years are required to be reclassified in accordance with this EITF consensus. CCE reclassified approximately $26 million and $72 million of selling expenses as deductions in net operating revenues which were previously classified as selling, delivery, and administrative expenses in the third quarter and first nine months of 2001, respectively.

In January 2002, Kmart Corporation filed for bankruptcy protection. CCE had approximately $20 million in trade receivables from Kmart at the date of their bankruptcy filing. We are uncertain how much of these trade receivables we will ultimately recover. In first-quarter 2002, CCE recognized the potential losses on these accounts receivable by charging the amounts, net of estimated recoverable portions, against the reserve for doubtful accounts. This write-off had no impact on our results of operations for first-quarter 2002 as CCE was adequately reserved for these losses.

Depreciation expense increased approximately $46 million in the first nine months of 2002 as compared to the first nine months of 2001. Approximately $35 million of this increase was included in selling, delivery and administrative expenses, with the balance included in cost of sales. Approximately $23 million of the total increase is due to depreciation of assets acquired in the Herb acquisition, with the remaining increase due to increased capital expenditures in recent years.

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

INCOME TAXES

CCE's effective tax rates for the first nine months of 2002 and 2001 were approximately 34% and 40%, respectively, excluding a $4 million nonrecurring accrual adjustment in 2002 and the rate change benefit in 2001. CCE's third-quarter 2002 effective tax rate reflects expected full-year 2002 pretax earnings combined with the beneficial tax impact of certain international operations. We are currently implementing a corporate structuring of certain subsidiaries, which, if fully implemented as expected in fourth-quarter 2002, will reduce our full-year 2002 effective tax rate by approximately 1/2 percent. Our effective tax rate for the remainder of 2002 is also dependent upon operating results and may change if the results for the year are different from current expectations.

TRANSACTIONS WITH THE COCA-COLA COMPANY

The following table details amounts included in the income statements for transactions with The Coca-Cola Company ("TCCC"):

                             QUARTER ENDED                NINE MONTHS ENDED
                      ----------------------------  ----------------------------
                      SEPTEMBER 27,  SEPTEMBER 28,  SEPTEMBER 27,  SEPTEMBER 28,
                          2002           2001            2002           2001
                      ----------------------------  ----------------------------
Income (expense)
in millions:

Net operating
  revenues:
  Direct marketing
    support ..........  $   218        $   162        $   607       $   434
  Fountain syrup
    and packaged
    product sales ....      100            104            285           296
  Cooperative
    trade arrangements.     (60)           (46)          (220)         (123)
  Other transactions .        1              1              3             2
                        -------        -------        -------       -------
                        $   259        $   221        $   675       $   609
                        =======        =======        =======       =======

Cost of sales:
  Purchases of
    syrup and
    concentrate ......  $(1,186)       $(1,001)       $(3,245)      $(2,820)
  Purchases of
    sweetener ........      (94)           (66)          (236)         (220)
  Purchases of
    finished products.     (145)          (124)          (349)         (337)
                        -------        -------        -------       -------
                        $(1,425)       $(1,191)       $(3,830)      $(3,377)
                        =======        =======        =======       =======
Selling, delivery, and
  administrative
  expenses:
  Operating expense
    support payments..  $    28        $    16        $    64       $    58
  Cooperative
    advertising
    programs .........       --            (14)            --           (40)
  Operating expense
    reimbursements:
      To TCCC .........      (4)            (3)           (13)          (10)
      From TCCC .......       9              6             26            14
 Reimbursement of
  dispensing
  equipment
  repair costs .......       13             15             38            41
                        -------        -------        -------       -------
                        $    46        $    20        $   115       $    63
                        =======        =======        =======       =======

In the third quarter of 2002 CCE recognized $218 million of direct marketing support in net revenues as compared to $162 million in the third quarter of 2001. This increase from 2001 to 2002 was a result of higher volume and was impacted by customer cooperative trade marketing programs ("CTM") and media cost shifts and the $30 million in SGI funding recognized and discussed further below.

In the third quarter of 2002, CCE recognized approximately $28 million of Jumpstart funding as a reduction of selling, delivery, and administrative expenses, as compared to $16 million in the third quarter of 2001. CCE expects to recognize approximately $70 million to $75 million in Jumpstart funding for full-year 2002.

Payments recognized under the Jumpstart programs with TCCC are included in "Operating expense support payments" above. Under the Jumpstart programs with TCCC, CCE received payments from TCCC for a portion of the cost of developing the infrastructure (consisting primarily of people and systems) necessary to support accelerated placements of cold drink equipment. CCE recognizes the payments primarily as cold drink equipment is placed, through 2008, and over the period CCE has the potential requirement to move equipment, through 2020.

Under the Jumpstart programs, CCE agrees to: (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2008; (2) maintain the equipment in service, with certain exceptions, for a period of at least 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) during the period the equipment is in service report to TCCC whether, on average, the equipment purchased under the programs has generated a stated minimum volume of products of TCCC. Should CCE not satisfy these or other provisions of the program, the agreement provides for the parties to meet to work out mutually agreeable solutions. If the parties were unable to agree on an alternative solution, TCCC would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under this program, and CCE believes the probability of a partial refund of amounts previously paid under the program is remote. CCE believes it would in all cases resolve any matters that might arise with TCCC.

Beginning in 2002, all costs in North America associated with CTM, excluding certain specific customers, shifted to us and all costs for local media programs in North America shifted to TCCC. The amount of marketing support funding from TCCC that we will receive for 2002 was established based on historical funding levels and increased for the net effect of increased 2001 CTM cost and decreased 2001 local media cost. Amounts paid under customer trade marketing programs to TCCC are included as a reduction in net operating revenues and totaled $60 million for the third quarter of 2002, as compared to $46 million for the third quarter of 2001. The shift of CTM and local media costs impacts income statement comparisons between 2002 and 2001, but does not have an impact on CCE's 2001 net income. The impact of this shift on 2002 and future operating income is dependent upon the level of CTM spending by CCE.

Sales to TCCC of bottle and can products and fountain syrup included in net revenues totaled $100 million in the third quarter of 2002, as compared to $104 million in the third quarter of 2001.

We have a multi-year agreement with TCCC, referred to as the Sales Growth Initiative, "SGI" agreement, to support profitable growth in brands of TCCC in our territories. Payments recognized under the SGI agreement are included in "Direct marketing support" above. Total cash support expected to be received by CCE under the agreement in 2002 is $150 million. Of this amount, $30 million is being recognized during 2002 as sales are recorded. The remaining $120 million ("volume growth funding") will be earned only by attaining mutually established sales volume growth rates. The SGI agreement establishes minimum targets for 2002 of 3 percent Unit Case (defined as an 192 ounce equivalent unit) growth in North America and 5 percent Unit Case growth in Europe. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, and new brand introductions. Growth that exceeds the target in North America offsets any shortfalls in Europe and vice versa. For the first nine months of 2002, shortfall in Europe was more than offset by an excess growth performance in North America. Because of the offset provisions in the agreement, we expect the total $120 million available will be earned in full-year 2002. As previously discussed, CCE and TCCC have reached agreement modifying the terms of the SGI agreement as they relate to periods after 2002.

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

Volume growth funding is advanced to CCE equally over the four quarters of the program year within thirty days after the beginning of each quarter. CCE recognizes quarterly volume growth funding as volume growth is attained as a reduction of sales discounts and allowances within net revenues. Based on year-to-date performance, CCE recognized the entire amount specified for third quarter 2002 and first nine months of 2002 of $30 million and $90 million, respectively.

The agreement provides for refunds of volume growth funding advances should CCE not attain the specified minimum sales volume growth targets and upon the failure of performance by either party in specified circumstances. Accordingly, should CCE not attain specified minimum sales volume growth targets in the ensuing quarters of a given year, amounts recognized to date for that year would be subject to refund to TCCC.


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

In addition, we satisfy seasonal working capital needs and other financing requirements with short-term borrowings, under our commercial paper programs, bank borrowings, and other credit facilities. At September 27, 2002 we had approximately $1.6 billion outstanding in commercial paper. At September 27, 2002 we had approximately $3.2 billion available as a back-up to commercial paper and undrawn working capital lines of credit. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of third-quarter 2002, CCE's debt portfolio was 68% fixed rate debt and 32% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments increased $645 million during the first nine months of 2002 from net cash transactions. Our primary uses of cash were for debt payments totaling $1,427 million and capital expenditures totaling $661 million. Subsequent to the end of third-quarter 2002, CCE made additional payments on maturing debt totaling approximately $859 million. Our primary sources of cash for third-quarter 2002 were proceeds from our operations totaling $1,104 million and proceeds from the issuance of debt aggregating $1,704 million.

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

Financing Activities: CCE continues to refinance portions of its short-term borrowings as they mature with short-term and long-term fixed and floating rate debt.


                               FINANCIAL CONDITION

The increase in net property, plant, and equipment resulted from capital expenditures and translation adjustments net of depreciation expense. The increase in franchise license intangible assets resulted primarily from translation adjustments. The increase in long-term debt primarily resulted from proceeds received and translation adjustments in excess of debt payments. As previously discussed, CCE made additional payments on maturing debt totaling approximately $859 million subsequent to the end of the third quarter of 2002. The decrease in the reserve for doubtful accounts resulted from CCE's recognition of potential losses on Kmart accounts receivable, net of estimated recoverable portions, against the reserve for doubtful accounts. The increase in treasury stock was a result of the return of approximately 400,000 shares to treasury after the final settlement of working capital balances associated with the Herb acquisition.

In the first nine months of 2002, changes in currencies, including currency translations and hedges of net investments, resulted in a gain in comprehensive income of $97 million. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars affects the comparability of revenues and expenses between periods.


                         KNOWN TRENDS AND UNCERTAINTIES

CONTINGENCIES

Under the Jumpstart programs with TCCC, CCE received payments from TCCC for a portion of the cost of developing the infrastructure (consisting primarily of people and systems) necessary to support accelerated placements of cold drink equipment. CCE recognizes the payments primarily as cold drink equipment is placed, through 2008, and over the period CCE has the potential requirement to move equipment, through 2020.

Under the programs, CCE agrees to: (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2008; (2) maintain the equipment in service, with certain exceptions, for a period of at least 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) during the period the equipment is in service report to TCCC whether, on average, the equipment purchased under the programs has generated a stated minimum volume of products of TCCC. Should CCE not satisfy these or other provisions of the program, the agreement provides for the parties to meet to work out mutually agreeable solutions. If the parties were unable to agree on an alternative solution, TCCC would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under this program, and CCE believes the probability of a partial refund of amounts previously paid under the program is remote. CCE believes it would in all cases resolve any matters that might arise with TCCC.

CCE's and its subsidiaries' tax filings are routinely subjected to audit by tax authorities in most jurisdictions where they conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of CCE's subsidiaries, including subsidiaries in Canada and France, that may not be resolved for many years. CCE believes it has substantial defenses to the questions being raised and intends to pursue all legal remedies available if it is unable to reach a resolution with the authorities. CCE believes it has adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

In January 2002, Kmart Corporation (Kmart) filed for bankruptcy protection. At the date of filing CCE had approximately $20 million in trade receivables from Kmart. In first-quarter 2002, we recognized the potential losses on these accounts receivable by charging the amounts, net of estimated recoverable portions, against the reserve for doubtful accounts. We believe the net receivable after write-off will be collected. We are also exposed to losses on possible preference action claims for amounts paid to us prior to the filing. It is not possible to predict the ultimate amount of losses to us, if any, which might result from preference claims.

CCE is currently under investigation by the European Commission in various jurisdictions for alleged abuses of an alleged dominant position under Article 82 of the EU Treaty. CCE does not believe that it has a dominant position in the relevant markets, or that its current or past commercial practices violate EU law. Nonetheless, the Commission has considerable discretion in reaching conclusions and levying fines, which are subject to judicial review. The Commission has not notified CCE when it might reach any conclusions.

CCE's California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. The subsidiary is still investigating the claims, and it is too early in the litigation to predict the outcome. The subsidiary is defending the claims vigorously.

CCE has filed suit against two of its insurers to recover losses incurred in connection with the 1999 European product recall. We are unable to predict the final outcome of this action at this time.

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined final amount of $15.2 million to five plaintiffs, each of whom is a distributor of competing beverage products. These distributors had sued alleging that CCE and TCCC engaged in unfair marketing practices. CCE is appealing the decision and believes there are substantial grounds for appeal. The complaint of four remaining plaintiffs is in discovery and has not yet gone to trial. It is impossible to predict at this time the final outcome of CCE's appeal in this matter or the ultimate costs under all of the complaints.

At October 14, 2002, there were two federal and one state superfund sites for which CCE's involvement or liability as a potentially responsible party ("PRP") was unresolved. We believe any ultimate liability under these PRP designations will not have a material adverse effect on our financial position, cash flows, or results of operations. In addition, there were 34 federal and nine state sites for which it has been concluded CCE either had no responsibility, the ultimate liability amounts would be less than $100,000, or payments made to date by CCE would be sufficient to satisfy CCE's liability.

CCE is a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect CCE's financial position, results of operations, or liquidity.

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

As of January 1, 2002, CCE no longer amortizes goodwill and franchise license intangible assets with an indefinite life, but will instead evaluate them for impairment annually under FAS 142. The 2001 results on a historical basis do not reflect the amortization provisions of FAS 142. Had CCE adopted FAS 142 on January 1, 2001, the historical net income (loss) and basic and diluted net income (loss) per common share would have been changed to the adjusted amounts in the following table:

                              AS REPORTED       ADD:        INCOME
                               HISTORICAL    FRANCHISE       TAX       ADJUSTED
                                 BASIS      AMORTIZATION    IMPACT      BALANCE
-------------------------------------------------------------------------------
THREE MONTHS ENDED
SEPTEMBER 28, 2001:
-------------------------------------------------------------------------------
  Net income (loss)             $   11         $  98       $  (36)       $   73
  Basic and diluted net
   income (loss) per basic
   common share                 $ 0.02         $0.22       $(0.08)       $ 0.16
-------------------------------------------------------------------------------
NINE MONTHS ENDED
SEPTEMBER 28, 2001:
-------------------------------------------------------------------------------
  Net income (loss)             $ (285)        $ 293       $ (107)       $   99
  Basic and diluted net
   income (loss)
   per basic
   common share                 $(0.67)        $0.69       $(0.25)       $(0.23)
-------------------------------------------------------------------------------

CCE makes acquisitions to expand its franchise territories. Prior to the adoption of FAS 141, CCE assigned all costs of acquisitions in excess of the value of tangible net assets acquired to franchise intangible assets and none to goodwill. FAS 141 specifically defines goodwill and provides criteria to apply in recognizing other intangible assets. Under the definitions of goodwill outlined in FAS 141, the cost of an acquisition relating to the fair value of expected synergies is "core goodwill". As a result of the new definition and criteria, effective with the adoption of FAS 141 and beginning with the Herb acquisition in July 2001, CCE assigns the cost of acquisitions in excess of the value of tangible net assets acquired to franchise license intangibles and goodwill as determined using discounted cash flow models. Specifically, CCE includes values paid for synergies in goodwill. Goodwill amounts also result through the establishment of deferred tax liabilities associated with franchise license intangibles that are not deductible for tax purposes. The transition provisions of FAS 141 prohibit CCE from changing amounts assigned to assets and liabilities assumed in business combinations prior to July 1, 2001.

Franchise agreements contain performance requirements and convey to the licensee the rights to distribute and sell products of the licensor within specified territories. The majority of CCE's domestic cola franchise agreements with TCCC do not expire, reflecting a long and ongoing relationship. CCE's agreements with TCCC covering its United States non-cola and European and Canadian operations are periodically renewable. TCCC does not grant perpetual franchise rights outside the United States. However, these agreements can be renewed at no cost for varying additional terms at CCE's request. CCE believes and expects these and other renewable franchisor agreements will be renewed at each expiration date. After consideration of the renewal factors and our mutually beneficial relationship with The Coca-Cola Company, all franchise license intangible assets have been assigned an indefinite life.

CCE completed initial impairment tests on franchise license intangibles with indefinite lives in the first quarter of 2002. CCE's completion of impairment analyses was directly impacted by an Emerging Issues Task Force (EITF) issue resolved in early 2002. EITF Issue No. 02-7, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets" addressed the topic of when, if ever, different indefinite-lived assets, such as CCE's territory-specific franchise license agreements, should be combined into a single unit for the purpose of performing impairment tests. The EITF reached a consensus on Issue No. 02-7 outlining a number of factors to evaluate for determining whether indefinite-lived intangible assets should be combined for impairment testing. These factors include whether the assets are used together, whether the marketing and branding strategy provide evidence that the intangible assets are complementary, and whether the intangible assets as a group represent the highest and best use of the assets. CCE concluded that the provisions of EITF 02-7 require impairment testing of franchise license intangible assets at the North American and European group levels. The impairment tests for franchise license intangibles consisted of a comparison of the fair value of the franchise license intangibles with their carrying amounts. The fair value of the franchise license intangibles exceeded their carrying amount, and no impairment loss was recognized. If the carrying amount had exceeded the fair value, FAS 142 would require CCE to recognize an impairment loss in an amount equal to that excess.

The fair values of the franchise license intangibles in each group were determined using discounted cash flow models similar to those used internally by CCE for evaluating acquisitions; comparisons to estimated market values were also made. These discounted cash flow models involved projections of cash flows for ten years, adopting a perpetuity valuation technique with an assumed long-term growth rate of 3 percent, and discounting the projected cash flows, including the perpetuity value, based on CCE's weighted average cost of capital. A weighted average cost of capital of approximately 7 percent was utilized. Growth rates used included approximately 3 percent consolidated volume growth, 2 percent consolidated revenue and cost of sales per case growth and approximately 5 percent consolidated administrative expense growth, with differing rates in our North American and European groups. Changes in these assumptions could materially impact the fair value estimates.

Initial goodwill impairment testing at the reporting unit level was also completed in the first quarter of 2002. Using the guidelines in SFAS 142, CCE determined that its reporting units are its groups, North America and Europe. As discussed above, goodwill has been recognized since July 2001 only, as required by SFAS 141. As a result, CCE's goodwill is entirely contained in the North American reporting unit. The first step of CCE's impairment test for goodwill compared the carrying amount of the North American group with its fair value. The fair value of the North American reporting unit was determined using discounted cash flow models developed in the same manner as those discussed previously. The fair value of the group exceeded its carrying amount, and goodwill is therefore not considered impaired. Had the carrying amount of North America exceeded its fair value, a second step in the impairment test would be required to measure the amount of impairment loss. This step would compare the implied fair value of the

North American reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in an amount equal to that excess.

CCE provides deferred income taxes on franchise license intangible assets that are not deductible for tax purposes under FASB Statement 109, "Accounting for Income Taxes". Prior to FAS 142, franchise license intangible assets were amortized over the maximum allowed period of 40 years. As this amortization cost was recognized, the related deferred tax liability was recognized as a decrease to income tax expense. Under FAS 142, previously recognized unamortized balances of franchise license intangible assets and associated deferred income tax liabilities will remain unchanged except for any impairment in the value of these assets or any ultimate sale of territories. At December 31, 2001, CCE had approximately $4.6 billion of deferred tax liabilities provided on franchise license intangible assets. These deferred tax liabilities, while impacted by tax rate changes and currency translations, will only decrease for the reasons above but will increase for the effect of any tax deductions realized on tax deductible franchise license assets.

The $6 million change in CCE's consolidated goodwill balance in the first nine months of 2002 was due entirely to adjustments to the value of the assets and liabilities acquired in acquisitions completed in 2001. Changes in CCE's unamortized franchise license intangibles balance in the first nine months of 2002 were due primarily to the effects of foreign currency translations, which increased the balance by approximately $225 million, as well as acquisitions completed during the first nine months of 2002, which increased the franchise license intangible balance by approximately $26 million. Other changes in the balance (which netted to $12 million) were due to adjustments to the value of assets acquired and liabilities assumed in acquisitions completed over the last 12 months. The ultimate goodwill and franchise license intangibles associated with acquisitions completed in the last 12 months may continue to be adjusted as the value of the assets and liabilities acquired are finalized.

On July 10, 2001, CCE completed the acquisition of 100% of the outstanding common and preferred shares of Hondo Incorporated and Herbco Enterprises, Inc., collectively known as Herb Coca-Cola, for consideration of approximately $1.4 billion, including cash of $1 billion and 25 million shares of common stock valued at approximately $400 million. The cost of Herb Coca-Cola was reduced in the second quarter of 2002 by approximately $7 million due to the final settlement of working capital balances. This settlement resulted in a return to CCE of approximately 400,000 shares held in escrow recorded as treasury stock. CCE finalized the purchase price allocation for Herb Coca-Cola in the third quarter of 2002.

CCE participates in contractual arrangements with customers for pouring or vending rights in various locations. The net unamortized balance of these arrangements at September 27, 2002 totaled approximately $382 million (consisting of gross amounts of $564 million net of $182 million in accumulated amortization), which is included in Other Noncurrent Assets in our Consolidated Balance Sheet. Amortization expense on these assets totaled approximately $54 million in 2001. Estimated amortization expense for the next five fiscal years is as follows (in millions): 2002 - $67; 2003 - $63; 2004 - $58; 2005 - $51; and 2006 - $44.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance of CCE referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with CCE's operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are an inability to achieve price increases, marketing and promotional programs that result in lower than expected volume, efforts to manage price that adversely affect volume, an inability to meet performance requirements for expected levels of various support payments from TCCC, the cancellation or amendment of existing funding programs with TCCC, material changes from expectations in the costs of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment expenditures, an inability to place cold drink equipment at required levels under our Jumpstart programs with TCCC, an inability to meet volume growth requirements on an annual basis under the SGI program with TCCC, an unfavorable outcome from the European Union investigation, material changes in assumptions and CCE's cost of capital used in completing impairment analyses under FAS 142, an inability to meet projections for performance in newly acquired territories, potential assessment of additional taxes resulting from audits conducted by tax authorities, and unfavorable interest rate and currency fluctuations. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 48 of CCE's Annual Report for the fiscal year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in "Management's Financial Review - Interest Rate and Currency Risk Management" on Page 25 of our Annual Report to Shareowners for the year ended December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed of the effectiveness of the design and operation of CCE's disclosure controls and procedures, as of September 27, 2002. This evaluation was conducted under the supervision and with the participation of CCE's management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, CCE's Chief Executive Officer and its Chief Financial Officer concluded that CCE's disclosure controls and procedures were effective as of September 27, 2002. There have been no significant changes in CCE's internal controls or in other factors that could significantly affect internal controls subsequent to September 27, 2002.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K):

Exhibit                                              Incorporated by Reference
Number                    Description                   or Filed Herewith
-------   ---------------------------------------    -------------------------

   3      Bylaws of Coca-Cola Enterprises, as of     Filed Herewith
          October 15, 2002

  10.1    Sweetener Sales Agreement - Bottler,       Filed Herewith
          dated October 15, 2002

  10.2    Amendment to Employment Agreement          Filed Herewith
          between Coca-Cola Enterprises and
          Summerfield K. Johnston, Jr., dated
          April 26, 2002

  10.3    Consulting Agreement between Coca-Cola     Filed Herewith
          Enterprises and Jean-Claude Killy,
          dated October 31, 2002

  10.4    Separation Summary for Michael P.          Filed Herewith
          Coghlan

  12      Statements regarding computations          Filed Herewith
          of ratios

(b) Reports on Form 8-K:

During third-quarter 2002, CCE filed the following current reports on Form 8-K:

  Date of Report                                Description
-------------------         ----------------------------------------------------

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

September 5, 2002           Press  release  dated  September 5, 2002  announcing
                            webcast on September 5, 2002.

September 9, 2002           Terms  agreements dated  as  of  September  4,  2002
                            relating  to  the offering and sale of  $500,000,000
                            aggregate principal amount of CCE's 4.375% Notes due 2009; Form of the 4.375% Notes due 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COCA-COLA ENTERPRISES INC.
                              (Registrant)



Date: January 24, 2003        /s/ Patrick J. Mannelly
                              -------------------------------------------------
                              Patrick J. Mannelly
                              Senior Vice President and Chief Financial Officer




Date: January 24, 2003        /s/ Rick L. Engum
                              -------------------------------------------------
                              Rick L. Engum
                              Vice President, Controller and
                                  Principal Accounting Officer




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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    January 24, 2003                            /s/ Lowry F. Kline
                                                     ---------------------------
                                                     Lowry F. Kline
                                                     Chief Executive Officer


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

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: January 24, 2003         /s/ Patrick J. Mannelly
                               -------------------------------------------------
                               Patrick J. Mannelly
                               Senior Vice President and Chief Financial Officer