Form 10-K
period 2002-12-31
COCA COLA ENTERPRISES INC
filed 2003-03-28
CIK 804055

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 01-09300

(Exact name of registrant as specified in its Charter)

Delaware	58-0503352
(State of Incorporation)	(IRS Employer Identification Number)

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

None

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☑  No  ☐

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of February 27, 2003 was $5,059,597,547 (based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange), and was $4,826,797,230 on June 28, 2002 (based on the closing sales price of the registrant’s common stock as reported on the New York Stock Exchange).

There were 450,352,869 shares of common stock outstanding as of February 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2002, are incorporated by reference in Parts I, II and IV.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 25, 2003 are incorporated by reference in Part III.

PART I

ITEM 1.    BUSINESS

Introduction

Coca-Cola Enterprises Inc. at a glance

•	Operating in the nonalcoholic beverage business

•	Serving a market of approximately 402 million consumers throughout North America, Great Britain, continental France, Belgium, the Netherlands, Luxembourg, and Monaco

•	The world’s largest Coca-Cola bottler, having acquired other bottlers since 1986 at an aggregate cost (including assumed and issued debt) of approximately $14.6 billion.

We were incorporated in Delaware in 1944 as a wholly owned subsidiary of The Coca-Cola Company. We have been a publicly traded company since 1986. The Coca-Cola Company owned approximately 38% of our common stock at December 31, 2002.

Our bottling territories in North America and Europe contained approximately 402 million people at the end of 2002. We sold approximately 4.3 billion equivalent cases of product (192 ounces of finished beverages being counted as one case) throughout our territories in 2002. Products licensed to us through The Coca-Cola Company and its affiliates and joint ventures represented about 93% of this volume.

We have perpetual bottling rights within the United States for products with the name “Coca-Cola.” For substantially all other products within the United States, and all products elsewhere, the bottling rights have stated expiration dates. However, for all bottling rights granted by The Coca-Cola Company with stated expiration dates, we believe our interdependent relationship with The Coca-Cola Company and the substantial cost and disruption that would be caused by nonrenewals of these licenses ensure that they will be renewed upon expiration. The terms of these licenses are discussed in more detail in the sections of this report entitled “North American Beverage Agreements” and “European Beverage Agreements.”

References in this report to “we,” “our,” or “us” refer to Coca-Cola Enterprises Inc. and its subsidiaries and divisions, unless the context requires otherwise.

Relationship with The Coca-Cola Company

The Coca-Cola Company is our largest shareowner. Three of our fifteen directors are executive officers of The Coca-Cola Company.

We conduct our business primarily under agreements with The Coca-Cola Company. These agreements give us the exclusive right to produce, market and distribute beverage products of The Coca-Cola Company in authorized containers in specified territories. These agreements provide The Coca-Cola Company with the ability, in its sole discretion, to establish prices, terms of payment, and other terms and conditions for our purchase of concentrates and syrups from The Coca-Cola Company. See “North American Beverage Agreements” and “European Beverage Agreements” below. Other significant transactions and agreements with The Coca-Cola Company include arrangements for cooperative marketing, advertising expenditures, purchases of sweeteners, strategic marketing initiatives, and, from time to time, acquisitions of bottling territories.

Territory and Bottler Acquisitions in 2002

Dr Pepper territory from Kalil Bottling Co. — August 6, 2002

Operating in southern portion of Arizona.

Austin Coca-Cola Bottling Company — August 8, 2002

Operating in Minnesota.

Moak Bottling Co. Inc. — September 30, 2002

Dr Pepper bottler in Mississippi.

Coca-Cola territory from Dawson Creek Beverages Ltd. — October 4, 2002

Operating in northern British Columbia.

Coca-Cola territory from Brown’s Beverages Ltd. — November 1, 2002

Operating in northern Ontario.

The total cost of our acquisitions in 2002 was approximately $30 million, and the total cost of all our acquisitions since our initial public offering in 1986 is approximately $14.6 billion, including assumed and issued debt where applicable. We intend to acquire only bottling businesses offering us the ability to produce long-term shareowner value.

Territories

Our bottling territories in North America are located in 46 states of the United States, the District of Columbia, and all ten provinces of Canada. At December 31, 2002, these territories contained approximately 259 million people, representing about 79% of the population of the United States and 98% of the population of Canada.

Our bottling territories in Europe consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands. The aggregate population of these territories was approximately 143 million at December 31, 2002.

Products

Distributed within North America:

Brands of The Coca-Cola Company or its subsidiaries include:

Coca-Cola classic, diet Coke, Sprite, caffeine free diet Coke, Dasani, Barq’s root beer and other flavors, caffeine free Coca-Cola classic, Cherry Coke and diet Cherry Coke, Citra, diet Coke with lemon, Vanilla Coke and diet Vanilla Coke, diet Sprite, Fanta, Fresca, Fruitopia, Hi-C fruit drinks, KMX, Mad River, Manzana Mia, Mello Yello, Minute Maid juices and juice drinks, regular and diet Minute Maid Lemonade and Fruit Punch, Minute Maid Pink Lemonade, Minute Maid and diet Minute Maid soft drinks, Pibb Xtra, Planet Java, Powerade and Powerade light, Red Flash, Seagrams and TAB.

Other brands include:

Nestea products (Nestea, Cool From Nestea, and diet Nestea), under license from Coca-Cola Nestlé Refreshments, USA, now known as Beverage Partners Worldwide-Americas, a joint venture between The Coca-Cola Company and Nestlé SA; Evian, under license from The Coca-Cola Company, which has a master distribution agreement in North America with Groupe Danone; and various other beverage products under the trademarks of companies other than The Coca-Cola Company: A&W, Canada Dry, ‘C’ plus, Dr Pepper, diet Dr Pepper and Dr Pepper Red Fusion, Mendota, Schweppes and Squirt.

Our top five brands in North America in 2002:

Coca-Cola classic, diet Coke, Sprite, caffeine free diet Coke and Dasani.

Distributed within Europe:

Brands of The Coca-Cola Company or its subsidiaries include:

Coca-Cola, diet Coke/Coke light, Fanta, Schweppes, Sprite, Alive, Aquana, Aquarius, Bonaqua, Burn, caffeine free Coca-Cola, caffeine free Coca-Cola light, caffeine free diet

Coke, Canada Dry, Cherry Coke, Cresta, diet coke/Coke light with Lemon, diet Fanta/Fanta light, Dr Pepper and diet Dr Pepper, Five Alive, Frutonic, Hawaii, Kia-Ora, Kinley, Lilt and Lilt light, Malvern, Minute Maid juices and juice drinks, Nalu, Oasis, Powerade, Roses, Splash and Sprite light.

Other brands include:

Appletiser, Ashbourne, Buxton, Capri-Sun, Cecemel, Evian, Fernandes, Mickey’s Adventures and Roo Juice, Nestea, Nestea Splash, Perrier, Red Devil, Rosport, Spa, Vittel and Viva.

Our top five brands in Europe in 2002:

Coca-Cola, diet Coke/Coke light, Fanta, Schweppes and Sprite.

We manufacture most of our finished product from syrups and concentrates that we buy from The Coca-Cola Company and other licensors.

We deliver most of our product directly to retailers for sale to the ultimate consumers, but for some products, in some territories, we distribute through wholesalers who deliver to retailers.

During 2002:

•	87% of our equivalent cases were sold as finished product.

Package mix (North America and Europe):

44% cans

52% other nonrefillables

4% refillables and pre-mix

caloric/low calorie (North America):

70% caloric

30% low calorie

•	13% of our equivalent cases were sold as fountain syrup (sometimes called “post-mix”), which is mixed with carbon dioxide and water when dispensed.

Marketing

Programs

We rely extensively on advertising and sales promotions in marketing our products. The Coca-Cola Company and the other beverage companies that supply concentrates, syrups and finished products to us make advertising expenditures in all major media to promote sales in the local areas we serve. We also benefit from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company is not obligated to provide marketing support under either the domestic or international beverage agreements, during 2002 it provided approximately $837 million in marketing support directly to us.

Cold Drink Equipment Programs.    We and The Coca-Cola Company are parties to a 1999-2008 Cold Drink Equipment Purchase Partnership Program agreement dated January 23, 2002 covering certain of our territories located in the United States (sometimes referred to as the “Jumpstart program”). This agreement, which amends and restates in their entirety several earlier contracts dealing with this program, took effect as of January 1, 1999.

The agreement contains our commitment to purchase approximately 1.2 million cumulative units of vending equipment and specifies the number of venders and manual equipment that must be purchased by us in each year during the term of the agreement. Our failure to purchase the number of venders or manual equipment in any year will not be a violation of the agreement if cumulative equipment purchases (venders and manual equipment) meet the aggregate target for the year, and the number of venders purchased during the year is at least equal to 80% of the venders required to be purchased during that year.

During the years 1999 through 2001, The Coca-Cola Company made quarterly base funding payments to us to assist us in the construction of an infrastructure to support the increased rate of cold drink equipment placements. These payments totaled approximately $510 million.

If we fail to meet our minimum purchase requirements for any calendar year, we will meet with The Coca-Cola Company to mutually develop a reasonable solution/alternative based on market place developments, mutual assessment and agreement relative to the continuing availability of profitable placement opportunities and continuing participation in the market planning process between the two companies. The program can be terminated if no agreement about the shortfall is reached and the shortfall is not remedied by the end of the first quarter of the succeeding calendar year. The program can also be terminated if the agreement is otherwise breached by us and not resolved within 90 days after notice from The Coca-Cola Company. Upon termination, certain funding amounts previously paid to us would be repaid to The Coca-Cola Company, plus interest at one percent per month from the date of initial funding. However, provided that we have partially performed, such repayment obligation shall be reduced to such amount (if less) as The Coca-Cola Company shall reasonably determine will be adequate to deliver the financial returns that would have been received by The Coca-Cola Company had all equipment placement commitments been fully performed, and had the vend volume, reasonably anticipated by The Coca-Cola Company, been achieved. We would be excused from any failure to perform under the program that is occasioned by any cause beyond our reasonable control.

Equipment purchased by us is to be kept in place at customer locations for at least 12 years from date of purchase, with certain exceptions.

We are required to establish, maintain and publish for our employees a “flavor set standard” applicable to all venders and units of manual equipment we own, requiring a certain percentage of the products dispensed to be products of The Coca-Cola Company. To the extent that competitive products, i.e., products other than those of The Coca-Cola Company, are dispensed in venders or manual equipment purchased in connection with the Jumpstart program, then we are obligated, in some circumstances, to make a “fair share” payment to The Coca-Cola Company. If such a payment were required, then the amount of the fair share payment would be computed annually during the term of the agreement, and would be the percentage of competitive products dispensed during the prior 12 months in equipment acquired in connection with the cold drink program, times the total support funding for that period. However, if we have engaged in mutually agreed activities to develop an infrastructure to support increased cold drink placement, then The Coca-Cola Company agrees to reinvest the fair share payment to support those infrastructure activities; if those activities have not taken place, the fair share payment will be deducted from any annual or fourth quarter payment due to us. There have never been any fair share payments under the agreement.

For 12 years following the purchase of equipment, we are required to report to The Coca-Cola Company whether equipment purchased under the program has generated, on average, a specified minimum weekly volume during the preceding twelve months.

If we are in material breach of any of our agreements with respect to the production and sale of products of The Coca-Cola Company during the term of the agreement, or if we attempt to terminate any of those agreements absent breach by The Coca-Cola Company, then The Coca-Cola Company may terminate the Jumpstart program and recover all money paid to us under the agreement. The amount to be repaid shall not exceed an amount adequate (in The Coca-Cola Company’s reasonable determination) to deliver the financial returns that would have been received by The Coca-Cola Company had all equipment placement commitments been fully performed, and had throughputs, reasonably anticipated by The Coca-Cola Company, been achieved.

We have substantially similar agreements in effect with affiliates of The Coca-Cola Company for our territories in Europe and Canada. The European agreement provides for the purchase of approximately 397,000 venders and aggregate payments to us of approximately 25.9 million euro and 44 million pounds sterling for periods from July 1, 1997 through December 31, 2000. The Canadian agreement provides for the purchase of approximately 243,000 venders and aggregate payments to us of approximately CDN $112 million over substantially the same period.

We have received approximately $1.2 billion in payments under the programs since they began in 1994. No additional amounts are due.

No refunds have ever been paid under these programs, and we believe the probability of a partial refund of amounts previously paid under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs. We and The Coca-Cola Company have amended prior agreements to reflect, where appropriate, modified goals, and we believe that we can continue to resolve any differences that might arise over the implementation of the Jumpstart program.

Growth Initiative Program with The Coca-Cola Company.    We have an agreement with The Coca-Cola Company dated April 15, 2002, as amended March 11, 2003, concerning a program designed to increase profitable growth of The Coca-Cola Company’s brands within our territories. Volume growth targets have been set for 2003 for North America and Europe. Targets for succeeding years are to be set by agreement of the parties.

Cash support under this program was $150 million in 2002 and will be $200 million in 2003. Beginning in 2004, the annual funding impact reduces each year until 2007, when it becomes $150 million and remains at that level through 2009 and in any subsequent year during which the growth initiative program is in effect. We will earn the full amount of each year’s cash funding portion if we attain mutually established volume growth rates. Cash funding will be paid to us quarterly. Failure to attain goals could result in the reduction of future payments from The Coca-Cola Company. Exceeding goals will not result in additional funding; however, the number of cases by which we exceed the targets will be applied to reduce the targets in the following year.

The Coca-Cola Company expects to contain concentrate price increases in a specified range until further notice. The program also provides that if our net wholesale price increase in North America falls significantly below any concentrate price increase imposed by The Coca-Cola Company, and if both parties agree that wholesale price increases in North America need to be significantly lower than the concentrate price increase imposed by The Coca-Cola Company and both companies agree that this is not solvable by any other means, then The Coca-Cola Company has agreed to “evaluate its allocation of resources to provide mutually agreeable assistance.” For our European territories, The Coca-Cola Company has agreed, until further notice, that concentrate price increases would not exceed our net wholesale price increases.

In North America, effective January 1, 2002, the agreement shifted the cost of most cooperative trade marketing programs to us while the cost of cooperative advertising programs were transferred to The Coca-Cola Company. The Coca-Cola Company adjusted the existing marketing funds formula for the impact of these cost shifts. (See “North American Beverage Agreements” and “European Beverage Agreements” below.)

The program can be terminated with or without cause by either party, upon six months’ notice; however, if an annual plan has been agreed upon, the termination will not take effect until the end of the applicable plan year.

Transition Support Funding for Herb Coca-Cola.    The Coca-Cola Company has agreed to provide support payments for the marketing of certain brands of The Coca-Cola Company in the territories of Hondo Incorporated and Herbco Enterprises, Inc., acquired by us in July 2001. We received $14 million in 2002 and will receive $14 million annually in the years 2003 through 2008, and $11 million in 2009. Payments received and earned under this agreement are not subject to being refunded to The Coca-Cola Company.

Seasonality

Sales of our products are seasonal, with the second and third calendar quarters accounting for higher sales volumes than the first and fourth quarters. Sales in the European bottling territories are more volatile because of the higher sensitivity of European consumption to weather conditions.

Large Customers

Approximately 51% of our North American bottle and can volume, and 41% of our European bottle and can volume, is sold through the supermarket channel. The supermarket industry is in the process of consolidating, and a few chains control a significant amount of the volume. The loss of one or more chains as a customer could have a material adverse effect upon our business, but we believe that any such loss in North America would be unlikely, because of our products’ proven ability to bring retail traffic into the supermarket and the resulting benefits to the store, and we are the only source for our bottle and can products within our exclusive territories. Within the European Union, however, our customers can order from any other Coca-Cola bottler within the European Union, some of which may have lower prices than our European bottlers.

Raw Materials

In addition to concentrates, sweeteners and finished product, we purchase carbon dioxide, glass and plastic bottles, cans, closures, post-mix packaging (such as plastic bags in cardboard boxes) and other packaging materials. We generally purchase our raw materials, other than concentrates, syrups and sweeteners, from multiple suppliers. The beverage agreements with The Coca-Cola Company provide that all authorized containers, closures, cases, cartons and other packages and labels for the products of The Coca-Cola Company must be purchased from manufacturers approved by The Coca-Cola Company.

High fructose corn syrup is the principal sweetener used by us in the United States and Canada for beverage products, other than low-calorie products, of The Coca-Cola Company and other cross-franchise brands, although sugar (sucrose) was also used as a sweetener in Canada during 2002. During 2002, substantially all of our requirements for sweeteners in the United States were supplied through purchases by us from The Coca-Cola Company. In Europe, the principal sweetener is sugar from sugar beets, purchased from multiple suppliers. We do not separately purchase low-calorie sweeteners, because sweeteners for low-calorie beverage products of The Coca-Cola Company are contained in the syrup or concentrate we purchase from The Coca-Cola Company.

We currently purchase most of our requirements for plastic bottles in the United States from manufacturers jointly owned by us and other Coca-Cola bottlers and from production cooperatives in which we participate. We are the majority shareowner of Western Container Corporation, a major producer of plastic bottles. In Canada, a merchant supplier is used. In Europe, we produce most of our plastic bottle requirements using preforms purchased from various merchant suppliers. We believe that ownership interests in certain suppliers, participation in cooperatives, and the self-manufacture of certain packages can serve to reduce or manage costs.

During the fourth quarter of 2002, together with most other bottlers of Coca-Cola in the United States, we became a member of the Coca-Cola Bottlers’ Sales & Services Company LLC, which will ultimately combine the purchasing volumes for goods and supplies of multiple Coca-Cola bottlers to achieve efficiencies in purchasing.

We use no materials or supplies that are currently in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls or national emergencies.

North American Beverage Agreements

Pricing

Pursuant to the North American beverage agreements, The Coca-Cola Company establishes the prices charged to us for concentrates for Coca-Cola Trademark Beverages, Allied Beverages (both as defined below), noncarbonated beverages and post-mix. The Coca-Cola Company has no rights under the United States beverage agreements to establish the resale prices at which we sell our products.

Domestic Cola and Allied Beverage Agreements in the United States with The Coca-Cola Company

We purchase concentrates from The Coca-Cola Company and produce, market and distribute our principal nonalcoholic beverage products within the United States under two basic forms of beverage agreements with The Coca-Cola Company: beverage agreements that cover the Coca-Cola Trademark Beverages (the “Cola Beverage Agreements”), and beverage agreements that cover other carbonated and some noncarbonated beverages of The Coca-Cola Company (the “Allied Beverages” and “Allied Beverage Agreements”) (referred to collectively in this report as the “Domestic Cola and Allied Beverage Agreements”). See “Introduction” and “Products.” We are parties to one Cola Beverage Agreement and to various Allied Beverage Agreements for each territory. In this section, unless the context indicates otherwise, a reference to us refers to the legal entity in the United States that is a party to the beverage agreements with The Coca-Cola Company.

Cola Beverage Agreements in the United States with The Coca-Cola Company

Exclusivity.    The Cola Beverage Agreements provide that we will purchase our entire requirements of concentrates and syrups for Coca-Cola Trademark Beverages from The Coca-Cola Company at prices, terms of payment and other terms and conditions of supply determined from time to time by The Coca-Cola Company in its sole discretion. We may not produce, distribute or handle cola products other than those of The Coca-Cola Company. We have the exclusive right to distribute Coca-Cola Trademark Beverages for sale in authorized containers within our territories. The Coca-Cola Company may determine, in its sole discretion, what types of containers are authorized for use with products of The Coca-Cola Company.

Transshipping.    We may not sell Coca-Cola Trademark Beverages outside our territories.

Our Obligations.    We are obligated:

(a)    to maintain such plant and equipment, staff and distribution and vending facilities as are capable of manufacturing, packaging and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in our territories;

(b)    to undertake adequate quality control measures prescribed by The Coca-Cola Company;

(c)    to develop and to stimulate the demand for Coca-Cola Trademark Beverages in our territories;

(d)    to use all approved means and spend such funds on advertising and other forms of marketing as may be reasonably required to satisfy that objective; and

(e)    to maintain such sound financial capacity as may be reasonably necessary to assure our performance of our obligations to The Coca-Cola Company.

We are required to meet annually with The Coca-Cola Company to present our marketing, management and advertising plans for the Coca-Cola Trademark Beverages for the upcoming year, including financial plans showing that we have the consolidated financial capacity to perform our duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If we carry out our plans in all material respects, we will be deemed to have satisfied our obligations to develop, stimulate and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured within 120 days of written notice of the failure, would give The Coca-Cola Company the right to terminate the Cola Beverage Agreements. If we at any time fail to carry out a plan in all material respects in any geographic segment of our territory, and if such failure is not cured within six months after written notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Beverage Agreement by eliminating the portion of the territory in which such failure has occurred.

Acquisition of Other Bottlers.    If we acquire control, directly or indirectly, of any bottler of Coca-Cola Trademark Beverages in the United States, or any party controlling a bottler of Coca-Cola Trademark Beverages in the United States, we must cause the acquired bottler to amend its agreement for the Coca-Cola Trademark Beverages to conform to the terms of the Cola Beverage Agreements.

Term and Termination.    The Cola Beverage Agreements are perpetual, but they are subject to termination by The Coca-Cola Company upon the occurrence of an event of default by us. Events of default with respect to each Cola Beverage Agreement include:

(a)    production or sale of any cola product not authorized by The Coca-Cola Company;

(b)    insolvency, bankruptcy, dissolution, receivership, or the like;

(c)    any disposition by us of any voting securities of any bottling company without the consent of The Coca-Cola Company; and

(d)    any material breach of any of our obligations under that Cola Beverage Agreement that remains unresolved for 120 days after written notice by The Coca-Cola Company.

If any Cola Beverage Agreement is terminated because of an event of default, The Coca-Cola Company has the right to terminate all other Cola Beverage Agreements we hold.

In addition, each Cola Beverage Agreement provides that The Coca-Cola Company has the right to terminate that Cola Beverage Agreement if a person or affiliated group (with specified exceptions) acquires or obtains any contract or other right to acquire, directly or indirectly, beneficial ownership of more than 10% of any class or series of our voting securities. However, The Coca-Cola Company has agreed with us that this provision will not apply with respect to the ownership of any class or series of our voting securities, although it applies to the voting securities of each bottling company subsidiary.

The provisions of the Cola Beverage Agreements that make it an event of default to dispose of any Cola Beverage Agreement or voting securities of any bottling company subsidiary without the consent of The Coca-Cola Company and that prohibit the assignment or transfer of the Cola Beverage Agreements are designed to preclude any person not acceptable to The Coca-Cola Company from obtaining an assignment of a Cola Beverage Agreement or from acquiring any of our voting securities of our bottling subsidiaries. These provisions prevent us from selling or transferring any of our interest in any bottling operations without the consent of The Coca-Cola Company. These provisions may also make it impossible for us to benefit from certain transactions, such as mergers or acquisitions that might be beneficial to us and our shareowners, but which are not acceptable to The Coca-Cola Company.

Allied Beverage Agreements in the United States with The Coca-Cola Company

The Allied Beverages are beverages of The Coca-Cola Company, its subsidiaries, and joint ventures that are either carbonated beverages, but not Coca-Cola Trademark Beverages, or are certain noncarbonated beverages, such as Hi-C fruit drinks, self-manufactured Fruitopia, and Cool from Nestea. The Allied Beverage Agreements contain provisions that are similar to those of the Cola Beverage Agreements with respect to transshipping, authorized containers, planning, quality control, transfer restrictions and related matters but have certain significant differences from the Cola Beverage Agreements.

Exclusivity.    Under the Allied Beverage Agreements, we have exclusive rights to distribute the Allied Beverages in authorized containers in specified territories. Like the Cola Beverage Agreements, we have advertising, marketing and promotional obligations, but without restriction for some brands as to the marketing of products with similar flavors as long as there is no manufacturing or handling of other products that would imitate, infringe upon or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and we have a right, but not an obligation, under each of the Allied Beverage Agreements (except under the Allied Beverage Agreements for Hi-C fruit drinks and carbonated Minute Maid beverages) to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Beverage Agreements.

Term and Termination.    Each Allied Beverage Agreement has a term of ten or fifteen years and is renewable by us for an additional ten or fifteen years at the end of each term. The initial term for many of our Allied Beverage Agreements expired in 1996 and substantially all were renewed. We intend to renew substantially all the Allied Beverage Agreements as they expire. We believe that our interdependent relationship with The Coca-Cola Company and the substantial cost and disruption to that company that would be caused by non renewals ensure that these agreements will be renewed upon expiration. The Allied Beverage Agreements are subject to termination in the event we default. The Coca-Cola Company may terminate an Allied Beverage Agreement in the event of: (i) insolvency, bankruptcy, dissolution, receivership, or the like; (ii) termination of our Cola Beverage Agreement by either party for any reason; or (iii) any material breach of any of our obligations under the Allied Beverage Agreement that remains uncured after required prior written notice by The Coca-Cola Company.

Noncarbonated Beverage Agreements in the United States with The Coca-Cola Company

We purchase and distribute certain noncarbonated beverages such as isotonics, teas, and juice drinks in finished form from The Coca-Cola Company, or its designees or joint ventures, and produce, market and distribute Dasani water, pursuant to the terms of marketing and distribution agreements (the “Noncarbonated Beverage Agreements”). The Noncarbonated Beverage Agreements contain provisions that are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions and related matters but have certain significant differences from the Domestic Cola and Allied Beverage Agreements.

Exclusivity.    Unlike the Domestic Cola and Allied Beverage Agreements, which grant us exclusivity in the distribution of the covered beverages in our territory, the Noncarbonated Beverage Agreements grant exclusivity but permit The Coca-Cola Company to test market the noncarbonated beverage products in the territory, subject to our right of first refusal to do so, and to sell the noncarbonated beverages to commissaries for delivery to retail outlets in the territory where noncarbonated beverages are consumed on-premise, such as restaurants. The Coca-Cola Company must pay us certain fees for lost volume, delivery and taxes in the event of such commissary sales. Also, under the Noncarbonated Beverage Agreements, we may not sell other beverages in the same product category.

Pricing.    The Coca-Cola Company, in its sole discretion, establishes the pricing we must pay for the noncarbonated beverages or, in the case of Dasani, the concentrate, but has agreed, under certain circumstances for some products, to give the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca-Cola products.

Term.    Each of the Noncarbonated Beverage Agreements has a term of ten or fifteen years and is renewable by us for an additional ten years at the end of each term. The initial term for most of the Noncarbonated Beverage Agreements for Powerade will expire in 2004, for Nestea and Minute Maid juices and juice drinks in 2007, and for Dasani in 2015. We believe our interdependent relationship with The Coca-Cola Company and the substantial cost and disruption to that company that would be caused by nonrenewals ensure that these agreements will be renewed upon expiration.

Marketing and Other Support in the United States from The Coca-Cola Company

The Coca-Cola Company has no obligation under the Domestic Cola and Allied Beverage Agreements and Noncarbonated Beverage Agreements to participate with us in expenditures for advertising, marketing and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2002. See “Marketing—Programs–Volume Growth Incentive Program with The Coca-Cola Company.”

Post-Mix Sales and Marketing Agreements in the United States with The Coca-Cola Company

We had a distributorship appointment that ended on December 31, 2002 to sell and deliver the post-mix products of The Coca-Cola Company, and we are in the process of approving a renewal of the appointment for an additional five-year term. The new appointment would be terminable by either party for any reason upon ten days’ written notice. Under the terms of the appointment, we are authorized to distribute such products to retailers for dispensing to consumers within the United States. Unlike the Domestic Cola and Allied Beverage Agreements, there would be no exclusive territory, and we will face competition not only from sellers of other such products but also from other sellers of such products (including The Coca-Cola Company). In 2002, we sold and/or delivered such post-mix products in all of our major territories in the United States. Depending on the territory, we are involved in the sale, distribution and marketing of post-mix syrups in differing degrees. In some territories, we sell syrup on our own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, we are responsible for marketing post-mix syrup to certain segments of the business.

Beverage Agreements in the United States with Other Licensors

The beverage agreements in the United States between us and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the Domestic Cola and Allied Beverage Agreements as to use of trademarks and trade names, approved bottles, cans and labels, sale of imitations and causes for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors in certain territories. During 2002, our distribution agreement for Evian water was assigned by Great Brands of Europe to The Coca-Cola Company. Our agreements with subsidiaries of Cadbury Schweppes plc, which represented in 2001 approximately 8% of the beverages sold by us in the United States and the Caribbean, provide that the parties will give each other at least one year’s notice prior to terminating the agreement for any brand, and pay certain fees in some circumstances. Also, we have agreed that we would not cease distributing Dr Pepper brand products prior to December 31, 2005, or Canada Dry, Schweppes or Squirt brand products prior to December 31, 2004. The termination provisions for Dr Pepper renew for five-year periods; those for the other Cadbury brands renew for three-year periods.

Canadian Beverage Agreements with The Coca-Cola Company

Our bottler in Canada produces, markets and distributes Coca-Cola Trademark Beverages, Allied Beverages and noncarbonated beverages of The Coca-Cola Company and Coca-Cola Ltd., an affiliate of The Coca-Cola Company, (“Coca-Cola Beverage Products”) in its territories pursuant to license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company (“Canadian Beverage Agreements”). The Canadian Beverage Agreements are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transshipping, transfer restrictions, termination and related matters but have certain significant differences from the Domestic Cola and Allied Beverage Agreements.

Exclusivity.    The Canadian Beverage Agreement for Coca-Cola Trademark Beverages gives us the exclusive right to distribute Coca-Cola Trademark Beverages in our territories in bottles authorized by Coca-Cola Ltd. We are also authorized on a nonexclusive basis to sell, distribute and produce canned, pre-mix and post-mix Coca-Cola Trademark Beverages in such territories. At present, there are no other authorized producers or distributors of canned, pre-mix or post-mix Coca-Cola Trademark Beverages in our territories, and we have been advised by Coca-Cola Ltd. that there are no present intentions to authorize any such producers or distributors in the future. In general, the Canadian Beverage Agreement for Coca-Cola Trademark Beverages prohibits us from producing or distributing beverages other than the Coca-Cola Trademark Beverages unless Coca-Cola Ltd. has given us written notice that it approves the production and distribution of such beverages.

Pricing.    An affiliate of The Coca-Cola Company supplies the concentrates for the Coca-Cola Trademark Beverages and may establish and revise at any time the price of concentrates, the payment terms and the other terms and conditions under which we purchase concentrates for the Coca-Cola Trademark Beverages. We may not require a deposit on any container used by us for the sale of the Coca-Cola Trademark Beverages unless we are required by law or approved by Coca-Cola Ltd. and, if a deposit is required, such deposit may not exceed the greater of the minimum deposit required by law or the deposit approved by Coca-Cola Ltd.

Term.    The Canadian Beverage Agreements for Coca-Cola Trademark Beverages expire on July 28, 2007, with provisions to renew for two additional terms of ten years each, provided generally that we have complied with and continue to be capable of complying with their provisions. We believe that our interdependent relationship with The Coca-Cola Company and the substantial cost and disruption to that company that would be caused by nonrenewals ensure that these agreements will be renewed upon expiration. Our authorizations to produce, distribute and sell pre-mix and post-mix Coca-Cola Trademark Beverages may be terminated by either party on 90 days’ written notice.

Marketing and Other Support.    Coca-Cola Ltd. has no obligation under the Canadian Beverage Agreements to participate with us in expenditures for advertising, marketing and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2002. See “Marketing—Programs–Volume Growth Incentive Program with The Coca-Cola Company.”

Other Coca-Cola Beverage Products.    Our license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company, for the Coca-Cola Beverage Products other than Coca-Cola Trademark Beverages are on terms generally similar to those contained in the license agreement for the Coca-Cola Trademark Beverages.

Beverage Agreements in Canada with Other Licensors

We have several license agreements and arrangements with other licensors, including license agreements with subsidiaries of Cadbury Schweppes plc having terms expiring in July 2007 and December 2036, each being renewable for successive five-year terms until terminated by either party. These beverage agreements generally give us the exclusive right to produce and distribute authorized beverages in authorized packaging in specified territories. These beverage agreements also generally provide flexible pricing for the licensors, and in many instances, prohibit us from dealing in beverages confusing with, or imitative of, the authorized beverages. These agreements contain restrictions generally similar to those in the Canadian Beverage Agreements regarding the use of trademarks, approved bottles, cans and labels, sales of imitations and causes for termination.

European Beverage Agreements

European Beverage Agreements with The Coca-Cola Company

Our bottlers in Great Britain, continental France, Belgium, the Netherlands and Monaco and our distributor in Luxembourg (the “European Bottlers”) operate in their respective territories under bottler and distributor agreements with The Coca-Cola Company and The Coca-Cola Export Corporation (the “European Beverage Agreements”). The European Beverage Agreements have certain significant differences, described below, from the beverage agreements in North America.

We believe that the European Beverage Agreements are substantially similar to other agreements between The Coca-Cola Company and other European bottlers of Coca-Cola Trademark Beverages and Allied Beverages.

Exclusivity.    Subject to the European Supplemental Agreement, described below in this report, and certain minor exceptions, our European Bottlers have the exclusive rights granted by The Coca-Cola Company in their territories to sell the beverages covered by their respective European Beverage Agreements in glass bottles, plastic bottles and/or cans. The covered beverages include Coca-Cola Trademark Beverages, Allied Beverages, noncarbonated beverages and certain beverages not sold in the United States. See “Business — Products” above. The Coca-Cola Company has retained the rights, under certain circumstances, to produce and sell, or authorize third parties to produce and sell, the beverages in any other manner or form within the territories. The Coca-Cola Company has granted certain of our European Bottlers a nonexclusive authorization to package and sell post-mix and/or pre-mix beverages in their territories.

Transshipping.    Our European Bottlers are prohibited from making sales of the beverages outside of their territories, or to anyone intending to resell the beverages outside their territories, without the consent of The Coca-Cola Company, except for sales arising out of a passive order from a customer in another member state of the European Economic Area or for export to another such member state. The European Beverage Agreements also contemplate that there may be instances in which large or special buyers have operations transcending the boundaries of the territories, and in such instances, our European Bottlers agree not to oppose, without valid reason, any additional measures deemed necessary by The Coca-Cola Company to improve sales and distribution to such customers.

Pricing.    The European Beverage Agreements provide that the sales of concentrate, beverage base and other goods to our European Bottlers are at prices which are set from time to time by The Coca-Cola Company in its sole discretion.

Term and Termination.    The European Beverage Agreements expire July 26, 2006 for the Netherlands, continental France and Belgium, February 10, 2007 for Great Britain, and January 30, 2008 for Luxembourg, unless terminated earlier as provided therein. If our European Bottlers have complied fully with the agreements during the initial term, are “capable of the continued promotion, development, and exploitation of the full potential of the business,” and request an extension of the agreement, an additional ten-year term may be granted at the sole discretion of The Coca-Cola Company. We believe that our interdependent relationship with The Coca-Cola Company and the substantial cost and disruption to that company that would be caused by nonrenewals ensure that these agreements will be renewed upon expiration. The Coca-Cola Company is given the right to terminate the European Beverage Agreements before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of our European Bottlers or the occurrence of a default under the European Beverage Agreements which is not remedied within 60 days of written notice of the default by The Coca-Cola Company. The European Beverage Agreements may be terminated by either party in the event foreign exchange is unavailable or local laws prevent performance. They also terminate automatically, after a certain lapse of time, if any of our European Bottlers refuse to pay a beverage base price increase for the beverage “Coca-Cola.” The post-mix and pre-mix authorizations are terminable by either party with 90 days’ prior written notice.

European Supplemental Agreement with The Coca-Cola Company

In addition to the European Beverage Agreements described above, our European Bottlers (excluding the Luxembourg distributor), The Coca-Cola Company and The Coca-Cola Export Corporation are parties to a supplemental agreement (the “European Supplemental Agreement”) with regard to our European Bottlers’ rights pursuant to the European Beverage Agreements. The European Supplemental Agreement permits our European Bottlers to prepare, package, distribute and sell the beverages covered by any of our European Bottlers’ European Beverage Agreements in any other territory of our European Bottlers, provided that we and The Coca-Cola Company shall have reached agreement upon a business plan for such beverages. The European Supplemental Agreement may be terminated, either in whole or in part by territory, by The Coca-Cola Company at any time with 90 days’ prior written notice.

Marketing and Other Support in Europe from The Coca-Cola Company

The Coca-Cola Company has no obligation under the European Beverage Agreements to participate with us in expenditures for advertising, marketing and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2002. See “Marketing — Programs — Volume Growth Incentive Program with The Coca-Cola Company.”

Beverage Agreements in Europe with Other Licensors

The beverage agreements between us and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors. Those agreements contain restrictions generally similar in effect to those in the European Beverage Agreements as to the use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, planning and causes for termination. As a condition to Cadbury Schweppes plc’s sale of its 51% interest in the British bottler to us in February 1997, we entered into agreements concerning certain aspects of the Cadbury Schweppes products distributed by the British bottler (the “Cadbury Schweppes Agreements”). These agreements impose obligations upon us with respect to the marketing, sale and distribution of Cadbury Schweppes products within the British bottler’s territory. These agreements further require the British bottler to achieve certain agreed growth rates for Cadbury Schweppes brands and grant certain rights and remedies to Cadbury Schweppes if these rates are not met. These agreements also place some limitations upon the British bottler’s ability to discontinue Cadbury Schweppes brands, and recognize the exclusivity of certain Cadbury Schweppes brands in their respective flavor categories. The British bottler is given the first right to any new Cadbury Schweppes brands introduced in the territory. These agreements run through 2012 and are automatically renewed for a ten-year term thereafter unless terminated by either party. On July 30, 1999, The Coca-Cola Company announced that it had completed the acquisition of the Cadbury Schweppes beverage brands in, among other places, the United Kingdom. The Cadbury Schweppes beverage brands were not acquired in any other countries in which our European Bottlers operate. Some Cadbury Schweppes beverage brands were acquired by assignment and others by purchase of the entity owning the brand; both methods are referred to as “assignments” for purposes of this section. Pursuant to the acquisition, Cadbury Schweppes assigned the Cadbury Schweppes Agreements to an affiliate of The Coca-Cola Company. The assignment did not cause a substantive modification of the terms and conditions of the Cadbury Schweppes Agreements.

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

Marketing, breadth of product offering, new product and package innovations and pricing are significant factors affecting our competitive position, but the consumer and customer goodwill associated with the trademarks of our products is our most favorable factor. Other competitive factors among beverage distributors include distribution and sales methods, merchandising productivity, customer service, trade and community relationships, the management of sales promotion activities, and access to manufacturing. Vending machine sales and other merchandising equipment are also competitive factors.

Employees

At December 31, 2002, we employed approximately 74,000 persons — about 10,000 of whom worked in our European Group.

Approximately 20,000 of our employees in North America in about 170 different employee units are covered by collective bargaining agreements and approximately 6,800 of our employees in Europe are covered by 50 collective labor agreements. These bargaining agreements expire at various dates over the next seven years — including some in 2003 — but we believe that we will be able to renegotiate subsequent agreements upon satisfactory terms.

Governmental Regulation

Packaging

Anti-litter measures have been enacted in the United States in California, Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York, Oregon and Vermont. Some of these measures prohibit the sale of certain beverages, whether in refillable or nonrefillable containers, unless a deposit is charged by the retailer for the container. The retailer or redemption center refunds all or some of the deposit to the customer upon the return of the container. The containers are then returned to the bottler, which, in most jurisdictions, must pay the refund and, in certain others, must also pay a handling fee. In California, a levy is imposed on beverage containers to fund a waste recovery system. In the past, similar legislation has been proposed but not adopted elsewhere, although we anticipate that additional jurisdictions may enact such laws. Massachusetts requires the creation of a deposit transaction fund by bottlers and the payment to the state of balances in that fund that exceed three months of deposits received, net of deposits repaid to customers and interest earned. Michigan also has a statute requiring bottlers to pay to the state unclaimed container deposits.

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

The European Commission has issued a packaging and packing waste directive which has been incorporated into the national legislation of the European Union member states. At least 50% of our packages, by volume, distributed in the European Union must be recovered and at least 15% must be recycled. The legislation sets targets for the recovery and recycling of household, commercial and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation.

We have taken actions to mitigate the adverse effects resulting from legislation concerning deposits, restrictive packaging and escheat of unclaimed deposits which impose additional costs on us. We are unable to quantify the impact on current and future operations which may result from such legislation if enacted or enforced in the future, but the impact of any such legislation could be significant if widely enacted and enforced.

Soft Drinks in Schools

We have witnessed increased public policy challenges regarding the sale of our beverages in schools. The issue of soft drinks in schools was first raised in 1999 when a California state legislator proposed a restriction on the sale of soft drinks in local school districts. Although that proposal was not enacted, restrictions on the sale of soft drinks in schools have been enacted in a small number of local communities, and the focus has more recently turned to the growing health, nutrition, and obesity concerns of today’s youth. Scientific evidence confirms that no one food or beverage causes obesity and indicates that the primary cause is the lack of physical activity. Through our new campaign, “Your Power to Choose...Fitness, Health, Fun,” we are leading a solution for the soft drink industry by promoting the broad range of product choice and telling our story of how we support positive youth development, nutrition education, and physical fitness. The impact of restrictive legislation, if widely enacted, could have a negative effect on our brands, image, and reputation.

Excise and Value Added Taxes

Excise taxes on sales of soft drinks have been in place in various states in the United States for several years. The states in which we operate that currently impose such taxes are Arkansas, Tennessee, Washington and West Virginia. In addition, the state of Hawaii has imposed special taxes on beverage containers. To our knowledge, no similar legislation has been enacted in any other markets served by us. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in nonrefillable containers as a means of encouraging the use of refillable containers. However, we are unable to predict whether such additional legislation will be adopted.

Value added tax on soft drinks ranges from 3 to 21% within our bottling territories in Canada and the European Union. In addition, excise taxes on sales of soft drinks are in place in Belgium, France and the Netherlands. The existence and level of this indirect taxation on the sale of soft drinks is now a matter of legal and public debate given the need for further tax harmonization within the European Union.

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our companies that may not be resolved for many years. We believe we have substantial defenses to questions being raised and would pursue all legal remedies should an unfavorable outcome result. We believe we have adequately provided for any ultimate amounts that would result from these proceedings; however, it is too early to predict a final outcome in these matters.

California Legislation

A California law requires that any person who exposes another to a carcinogen or a reproductive toxicant must provide a warning to that effect. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are confronted with the possibility of having to provide warnings due to the presence of trace amounts of defined substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the defined substances occur naturally in the product or are present in municipal water used to manufacture the product. We have assessed the impact of the law and its implementing regulations on our beverage products and have concluded that none of our products currently require a warning under the law.

Underground Storage Tanks and Other Environmental Regulations

Substantially all of our facilities are subject to laws and regulations dealing with above-ground and underground fuel storage tanks and the discharge of materials into the environment. Compliance with these provisions has not had, and we do not expect such compliance to have, any material effect upon our capital expenditures, net income, financial condition or competitive position. Our beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. We believe that our current practices and procedures for the control and disposition of such wastes comply with applicable law. In the United States, we have been named as a potentially responsible party in connection with certain landfill sites where we may have been a de minimis contributor. Under current law, our potential liability for cleanup costs may be joint and several with other users of such sites, regardless of the extent of our use in relation to other users. However, in our opinion, our potential liability is not significant and will not have a materially adverse effect on our financial condition or results of operations.

Several underground fuel storage tanks we use may be found to be in noncompliance with applicable federal and state requirements for the continued maintenance and use of such tanks. We have adopted a plan for the testing, removal, replacement, and repair, if necessary, of underground fuel storage tanks at our bottlers in North America; this includes any necessary remediation of tank sites and the abatement of the discharge of pollutants. Our plan extends to the upgrade of wastewater handling facilities, and any necessary remediation of asbestos. We spent approximately $4.6 million in 2002 pursuant to this plan, and we estimate we will spend approximately $3.5 million in both 2003 and

2004 pursuant to this plan. In our opinion, any liabilities associated with the items covered by such plan will not have a materially adverse effect on our financial condition or results of operations.

Trade Regulation

Our business, as the exclusive manufacturer and distributor of bottled and canned beverage products of The Coca-Cola Company and other manufacturers within specified geographic territories, is subject to antitrust laws of general applicability. Under the United States’ Soft Drink Interbrand Competition Act, the exercise and enforcement of an exclusive contractual right to manufacture, distribute and sell a soft drink product in a geographic territory is presumptively lawful if the soft drink product is in substantial and effective interbrand competition with other products of the same class in the market. We believe that such substantial and effective competition exists in each of the exclusive geographic territories in the United States in which we operate.

The treaty establishing the European Union precludes restrictions of the free movement of goods among the member states. As a result, unlike our Domestic Cola and Allied Beverage Agreements, the European Beverage Agreements grant us exclusive bottling territories subject to the exception that other European Union and/or European Economic Area bottlers of Coca-Cola Trademark Beverages and Allied Beverages can, in response to unsolicited orders, sell such products in our European Union territories. See “European Beverage Agreements.”

Miscellaneous Regulations

The production, distribution and sale of many of our products are subject to the United States Federal Food, Drug, and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various federal, state, provincial and local environmental statutes and regulations; and various other federal, state, provincial and local statutes in the United States, Canada and Europe that regulate the production, packaging, sale, safety, advertising, labeling and ingredients of such products, and our operations in many other respects.

Financial Information on Industry Segments and Geographic Areas

For financial information on industry segments and operations in geographic areas, see Note 17 to our Consolidated Financial Statements, found on page 51 of our Annual Report to Shareowners for the year ended December 31, 2002, which is incorporated into this report by reference.

For More Information about Us

As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are required by the Securities Exchange Act of 1934 and include:

•	annual reports on Form 10-K (such as this report);

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K;

•	proxy statements on Schedule 14A.

Anyone may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, Washington DC, 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You may also visit the internet site maintained by the SEC that contains our reports, proxy and information statements, and our other SEC filings. The address of that site is http://www.sec.gov.

Also, we make our SEC filings available on our own internet site as soon as reasonably practicable after we have filed with the SEC. Our internet address is http://www.cokecce.com.

ITEM 2.    PROPERTIES

Our principal properties include our executive offices, production facilities, distribution facilities, administrative offices and service centers.

At December 31, 2002, we had:

•	78 beverage production facilities (74 owned, the others leased)

24 of which were solely production facilities; and

54 of which were combination production/distribution

•	376 principal distribution facilities (282 owned, the others leased)

Two of our properties are subject to liens to secure indebtedness, with an aggregate principal balance owing of approximately $4.9 million at December 31, 2002.

Of the leased facilities, 7 leases are under revenue bonds issued by local development authorities, securing financing to us in the approximate principal balance of $78.2 million at December 31, 2002. Under these leases, the property is deeded to us at the end of the term.

Our facilities cover approximately 43 million square feet in the aggregate. We believe that our facilities are generally sufficient to meet our present operating needs.

At December 31, 2002, we owned and operated approximately 55,000 vehicles of all types used in our operations, and we owned about 2.5 million coolers, beverage dispensers and vending machines.

During 2002, our capital expenditures were approximately $1 billion.

ITEM 3.    LEGAL PROCEEDINGS

We have been named as a “potentially responsible party” (“PRP”) at several federal and state “Superfund” sites.

•	In 1994, we were named a PRP at the Waste Disposal Engineering site in Andover, Minnesota, a former landfill. The claim against us is approximately $110,000; however, if this site is a “qualified landfill” under Minnesota law, the entire cost of remediation may be paid by the state without any contribution from any PRP.

•	In 1999, we acquired all of the stock of CSL of Texas, Inc. (“CSL”), which owns an 18.4 acre tract on Holleman Drive, College Station, Texas, that was contaminated by prior industrial users of the property. Cleanup is to be performed under the Texas Voluntary Cleanup Program overseen by the Texas Natural Resources Conservation Commission and is estimated to cost $2 to 4 million. We believe we are entitled to reimbursement for our costs from CSL’s former shareholders.

•	In 2001, we were named as one of several thousand PRP’s at the Beede Waste Oil Superfund site in Plaistow, New Hampshire, which had operated from the 1920s until 1994 in the business of waste oil reprocessing and related activities. In 1990, our facility in Waltham, Massachusetts sent waste oil and contaminated soil to the site in the course of removing an underground storage tank and remediating the surrounding property. The EPA has spent over $16 million on cleanup of the Plaistow site; the state of New Hampshire has spent almost $2 million; and the total cost of the cleanup has been estimated to be $46 million. In March 2002, a settlement had been proposed that would put our liability at approximately $181,000, but the settlement is still under negotiation among the parties.

•	We have been named at another thirty-five federal, and another nine state, “Superfund” sites. However, with respect to those sites, we have concluded, based upon our investigations, either (i) that we were not responsible for depositing hazardous waste and therefore will have no further liability; (ii) that payments to date would be sufficient to satisfy our liability; or (iii) that our ultimate liability, if any, for such site would be less than $100,000.

In 1993, we were named as a defendant, along with The Coca-Cola Company, certain other bottlers of Coca-Cola, PepsiCo, Inc. and a Pepsi bottler, in a lawsuit brought in Daingerfield, Texas in Texas State Court by five distributors of Royal Crown beverages and other carbonated soft drinks. The petition alleged that certain of our marketing practices with grocery stores, convenience stores and mass merchandisers violated the Texas antitrust laws. These marketing practices are common in the industry. In particular, the plaintiffs challenge the requirement that certain of these promotional opportunities be afforded to us exclusively during certain periods of time. Eventually, nine Royal Crown distributors became plaintiffs in the suit. The PepsiCo defendants settled prior to trial. In the second quarter of 2000, the claims of five of the nine plaintiffs were tried to a jury that returned a verdict in favor of the plaintiffs and against us and The Coca-Cola Company. The five plaintiffs were awarded approximately $15.2 million. The court entered an injunction against certain marketing practices of the defendants, including us, but provided that the injunction will not go into effect during the appeals. We have appealed the verdict. The claims of the three remaining Royal Crown distributors remain to be tried, and four additional Royal Crown distributors have filed similar claims against us.

In 2000, the European Commission began an investigation into allegations of abuses by us of an alleged dominant position under Article 82 of the EC Treaty. The alleged abuses relate to various commercial practices including rebates and discounts, pricing, alleged tying, alleged exclusivity arrangements and category planning. The investigation appears to be an expansion of an investigation into the same commercial practices begun in July 1999 against The Coca-Cola Company and the other European anchor bottlers. We do not believe that we have a dominant position in the relevant market. Moreover, even if we are erroneously found to have a dominant position, we do not believe that our current or past commercial practices constitute an abuse under EC competition law. Nonetheless, the Commission has considerable discretion in making findings and levying fines, which are, however, subject to judicial review. If the Commission finds an abuse of a dominant position, it could fine us up to 10% of our worldwide revenue and/or seek behavioral undertakings restricting our commercial practices. There is no set timetable for the conclusion of the investigation.

On November 9, 2001, a complaint styled Peter Santilli, Dean G. Smith, Ronald G. Carter, Kevin Adams, Tina Cox, individually, and on behalf of all others similarly situated v. The Coca-Cola Company, Coca-Cola Enterprises Inc., BCI Coca-Cola Bottling Company of Los Angeles, dba Coca-Cola Bottling Company of Southern California was filed as a class action in the Superior Court of the County of San Bernardino, California. The alleged class consists of “mid level managers” employed by BCI Coca-Cola Bottling Company of Los Angeles, our wholly owned subsidiary, in the State of California after November 9, 1997. The complaint alleges that these persons were improperly classified as exempt employees and are entitled to overtime. This case has subsequently been consolidated with other cases in California against the same defendants making similar allegations. We believe that we have substantial defenses and intend to defend vigorously. We further believe that there is no basis for a class action.

On January 5, 2001, a complaint styled Juarez et al. v. BCI Coca-Cola Bottling Company of Los Angeles, Coca-Cola Enterprises Inc. and Does 1-50 was filed against us and our wholly owned subsidiary in the Fresno County Superior Court, Fresno, California. The complaint has been filed as a class action by drivers, alleging, among other things, a failure to pay required overtime. We believe that we have substantial defenses and intend to defend vigorously. We further believe that there is no basis for a class action.

There are various other lawsuits and claims pending against us, including claims for injury to persons or property. We believe that such claims are covered by insurance with financially responsible carriers or adequate provisions for losses have been recognized by us in our consolidated financial statements. In our opinion, the losses that might result from such litigation arising from these claims will not have a materially adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

LISTED AND TRADED: New York Stock Exchange

TRADED: Boston, Chicago, Cincinnati,

Pacific, and Philadelphia Exchanges

Common shareowners of record as of February 27, 2003: 15,476

STOCK PRICES

2002	High	Low

Fourth Quarter	$24.50	$20.05
Third Quarter	22.51	16.87
Second Quarter	23.98	18.30
First Quarter	20.67	15.94

2001	High	Low

Fourth Quarter	$20.12	$14.75
Third Quarter	18.60	13.46
Second Quarter	18.75	15.80
First Quarter	23.90	16.88

DIVIDENDS

Regular quarterly dividends in the amount of $0.04 per share have been paid since July 1, 1998.

ITEM 6.    SELECTED FINANCIAL DATA

“Selected Financial Data” for the years 1998 through 2002, on page 74 of our Annual Report to Shareowners for the year ended December 31, 2002 is incorporated into this report by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Financial Review” on pages 26 through 28 and 57 through 73 of our Annual Report to Shareowners for the year ended December 31, 2002 is incorporated into this report by reference.

ITEM 7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

“Management’s Financial Review — Interest Rate and Currency Risk Management” on pages 67 and 68 of our Annual Report to Shareowners for the year ended December 31, 2002 is incorporated into this report by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, more particularly described below, are incorporated into this report by reference to our Annual Report to Shareowners for the year ended December 31, 2002, at pages 30 through 56:

Consolidated Statements of Income — Years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets — December 31, 2002 and 2001

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Quarterly Financial Information

Report of Ernst & Young LLP, Independent Auditors

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information as of March 7, 2003 regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years
Lowry F. Kline	62

Chairman since April 2002 and Chief Executive Officer

since April 2001. Before that he had been Vice Chairman

since April 2000. He was Executive Vice President and

Chief Administrative Officer from April 1999 to April 2001,

and Executive Vice President and General Counsel

from October 1997 until July 1999. He has been a

director of Coca-Cola Enterprises since April 2000.

John R. Alm	57

President since January 2000 and Chief Operating Officer since October 1999. He was Executive Vice President and Principal Operating Officer from April 1999 to October 1999. He was Executive Vice President and Chief Financial Officer from October 1997 until April 1999. He has been a director of Coca-Cola Enterprises since April 2001.

Rick L. Engum	45

Vice President, Controller and Principal Accounting Officer since November 2002. He had been Vice President, Finance and Administration of our European Group from March 2000 to November 2002, and Vice President, Information Systems from September 1996 to March 2000.

Patrick J. Mannelly	48

Senior Vice President and Chief Financial Officer since December 1999. He was Vice President and Chief Financial officer from April 1999 until December 1999. He was Vice President, Finance and Administration from December 1998 until April 1999. He was a Group Vice President and General Manager in our Eastern North America Group, responsible for New York and New England, from August 1997 until December 1998.

John R. Parker, Jr.	52

Senior Vice President and General Counsel of Coca-Cola Enterprises since December 1999. He became Vice President in April 1999 and General Counsel in July 1999. He served as General Counsel for our European Group from October 1996 until April 1999.

Name	Age	Principal Occupation During the Past Five Years
Dominique Reiniche	47

Senior Vice President and President, European Group since January 2003. From March 1998 until her recent appointment, she had been Group Vice President and General Manager of Coca-Cola Entreprise, our French bottler.

G. David Van Houten, Jr.	53

Executive Vice President and President, North American Group since June 2001. He had been Senior Vice President, and President of the Western North America Group since January 2000. He had been a Senior Vice President and Central North America Group President of Coca-Cola Enterprises from July 1996 until January 2000.

Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time.

Information about our directors is in “Election of Directors — Information Concerning the Nominees and the Incumbent Directors” on pages 6 through 9 of our 2003 Proxy Statement and is incorporated into this report by reference. Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” on page 18 of our 2003 Proxy Statement, and is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information about director compensation is in “Election of Directors — Compensation of Directors” on pages 12 and 13 of our 2003 Proxy Statement, and information about executive compensation is on pages 21 through 24 of our 2003 Proxy Statement, all of which is incorporated into this report by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in “Equity Compensation Plan Information” on pages 26 through 27 of our 2003 Proxy Statement; information about ownership of our common stock by certain persons is in “Principal Shareowners” and “Election of Directors — Security Ownership of Directors and Officers” on page 4 and pages 13 through 17, respectively, of our 2003 Proxy Statement, all of which is incorporated into this report by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain transactions between us, The Coca-Cola Company and its affiliates and certain other persons is in “Certain Relationships and Related Transactions” on pages 28 through 30 of our 2003 Proxy Statement, all of which is incorporated into this report by reference.

ITEM 14.    CONTROLS AND PROCEDURES

We have disclosure controls and procedures in place to help us be sure that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time required by law. Our procedures are also designed to make our management — including our chief executive officer and chief financial officer — aware of this information on a timely basis, so that appropriate decisions can be made with respect to public disclosures.

During the 90 days prior to the filing of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was performed under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective. Subsequent to the date of our evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls, and no corrective actions have been taken with regard to significant deficiencies or material weaknesses in those controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements.    Our consolidated financial statements, more particularly described below, which are included in our Annual Report to Shareowners for the year ended December 31, 2002, are incorporated by reference into Part II, Item 8 of this report:

Consolidated Statements of Income — Years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000.

Consolidated Balance Sheets — December 31, 2002 and 2001.

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

Report of Independent Auditors.

(2) Financial Statement Schedules. The following report of independent auditors and our financial statement schedule identified below is included in this report on the page indicated:

Report of Independent Auditors	F-2

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000	F-3

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are not applicable.

(3) Exhibits.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and Exchange Commission under File No. 01-09300; our Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing

3.1	—

Restated Certificate of Incorporation of Coca-Cola Enterprises (restated as of April 15, 1992) as amended by Certificate of Amendment dated April 21, 1997 and by Certificate Amendment dated April 26, 2000.

Exhibit 3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

3.2	—	Bylaws of Coca-Cola Enterprises, as amended through December 17, 2002.	Filed herewith.

4.1	—

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

Exhibit 4.1 to our Current Report on Form 8-K (Date of Report: July 30, 1991); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 29, 1992); Exhibit 4.02 to our Current Report on Form 8-K (Date of Report: January 29, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1992); Exhibits 4.01 and 4.02 to our Current Report on Form 8-K (Date of Report: November 12, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 4, 1993); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 15, 1993); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 25, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 3, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: November 15, 1996); Exhibit 4.1 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.2 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: December 2, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 6, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: May 13, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1998);

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and Exchange Commission under File No. 01-09300; our Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing

Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 18, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 28, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 16, 1999); Exhibit 4.01 to our Current Report on Form 8-K/A (Date of Report: September 16, 1999); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: August 9, 2001); Exhibit 4.02 to our Current Report on Form 8-K (Date of Report: April 25, 2002); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 9, 2002).

4.2	—

Medium-Term Notes Issuing and Paying Agency Agreement dated as of October 24, 1994, between Coca-Cola Enterprises and The Chase Manhattan Bank formerly known as Chemical Bank, as issuing and paying agent, including as Exhibit B thereto the form of Medium-Term Note issuable thereunder.

Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

Exhibit 4.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.1	—	1986 Restricted Stock Award Plan of Coca-Cola Enterprises, As Amended February 16, 1988.*	Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended January 1, 1988.

10.2	—	Coca-Cola Enterprises 1991 Stock Option Plan, As Amended and Restated through February 18, 1992.*	Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

10.3	—	Coca-Cola Enterprises 1994 Stock Option Plan.*	Exhibit 4.3 to our Registration Statement on Form S-8, No. 33-53221.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and Exchange Commission under File No. 01-09300; our Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing

10.4	—	Coca-Cola Enterprises 1995 Restricted Stock Award Plan (As Amended and Restated Effective January 2, 1996).*	Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31,1996.

10.5	—	Coca-Cola Enterprises 1995 Stock Option Plan (As Amended and Restated Effective January 2, 1996).*	Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.6	—	Coca-Cola Enterprises 1997 Stock Option Plan.*	Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.7	—	Coca-Cola Enterprises 1999 Stock Option Plan.*	Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.8	—	Coca-Cola Enterprises Executive Pension Plan (Amended and Restated January 1, 2002).*	Filed herewith.

10.9	—	1991 Amendment and Restatement of the Coca-Cola Enterprises Supplemental Retirement Plan (As Amended Effective July 1, 1993).*	Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.10	—	1997 Director Stock Option Plan.*	Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.11	—	Coca-Cola Enterprises Stock Deferral Plan (Effective July 1, 1998).*	Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.12	—	Coca-Cola Enterprises 2001 Restricted Stock Award Plan.*	Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13	—	Coca-Cola Enterprises 2001 Stock Option Plan.*	Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.14		Coca-Cola Enterprises Executive Management Incentive Plan (Effective January 1, 2002).*	Filed herewith.

10.15	—	Coca-Cola Enterprises Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated January 1, 2002).*	Filed herewith.

10.16	—	Consulting Agreement between Coca-Cola Enterprises Inc. and Summerfield K. Johnston, Jr., dated April 26, 2002.*	Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and Exchange Commission under File No. 01-09300; our Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing

10.17	—	Coca-Cola Enterprises Deferred Compensation Plan for Non-Employee Director Compensation (As Amended and Restated Effective April 15, 2002).*	Filed herewith.

10.18	—	Consulting Agreement between Coca-Cola Enterprises and Jean-Claude Killy, dated October 31, 2002.*	Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

10.19	—	Coca-Cola Enterprises Restricted Stock Deferral Plan (As Amended and Restated Effective January 1, 2002).*	Filed herewith.

10.20	—	Coca-Cola Enterprises Executive Retiree Medical Plan.*	Filed herewith.

10.21	—	2001 Restricted Stock Award from Coca-Cola Enterprises to William A. Holl.*	Filed herewith.

10.22	—	2000 Restricted Stock Awards from Coca-Cola Enterprises to Certain General Managers in the United States.*	Filed herewith.

10.23	—	2000 Restricted Stock Award from Coca-Cola Enterprises to General Manager in the Netherlands.*	Filed herewith.

10.24	—	2000 Restricted Stock Award from Coca-Cola Enterprises to Certain General Managers in the United Kingdom.*	Filed herewith.

10.25	—	2003 Restricted Stock Award to Lowry F. Kline.*	Filed herewith.

10.26	—	2003 Restricted Stock Award to John R. Alm.*	Filed herewith.

10.27	—	2003 Restricted Stock Award to Norman P. Findley, III.*	Filed herewith.

10.28	—	2003 Stock Appreciation Rights Grant to Marvin J. Herb.*	Filed herewith.

10.29	—	Tax Sharing Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.1 to our Registration Statement on Form S-1, No. 33-9447.

10.30	—	Registration Rights Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.3 to our Registration Statement on Form S-1, No. 33-9447.

10.31	—	Registration Rights Agreement dated as of December 17, 1991 among Coca-Cola Enterprises, The Coca-Cola Company and certain stockholders of Johnston Coca-Cola Bottling Group named therein.	Exhibit 10 to our Current Report on Form 8-K (Date of Report: December 18, 1991).

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and Exchange Commission under File No. 01-09300; our Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing

10.32	—	Form of Bottle Contract.	Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

10.33	—	Sweetener Sales Agreement — Bottler between The Coca-Cola Company and various Coca-Cola Enterprises bottlers, dated October 15, 2002.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

10.34	—	Can Supply Agreement, dated as of January 1, 1999, between American National Can Company and Coca-Cola Enterprises.**

Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by American National Can Group, Inc. with the Securities and Exchange Commission under File No. 1-15163, for the period ended September 30, 1999.

10.35	—	Amendment to Can Supply Agreement, dated as of June 25, 2002, between Rexam Beverage Can Company and Coca-Cola Enterprises.**	Exhibit 99 to our Registration Statement on Form S-3, No. 333-100543.

10.36	—	Share Repurchase Agreement dated January 1, 1991 between The Coca-Cola Company and Coca-Cola Enterprises.	Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.37	—	Form of Bottler’s Agreement.	Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.38	—

Supplemental Agreement with effect from October 6, 2000 among The Coca-Cola Company, The Coca-Cola Export Corporation, Bottling Holdings (Netherlands) B.V., Coca-Cola Enterprises Belgium, Coca-Cola Entreprise, Coca-Cola Enterprises Nederland B.V., Coca-Cola Enterprises Limited, and La Société de Boissons Gazeuses de la Côte d’Azur, S.A.

Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.39	—	1999-2008 Cold Drink Equipment Purchase Partnership Program for the United States between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 23, 2002).

10.40	—	Cold Drink Equipment Purchase Partnership Program for Europe between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: January 23, 2002).

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and Exchange Commission under File No. 01-09300; our Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing

10.41	—	1998-2008 Cold Drink Equipment Purchase Partnership Program for Canada between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: January 23, 2002).

10.42	—	Agreement for Marketing Programs with The Coca-Cola Company in the former Herb bottling territories, between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.43	—	Growth Initiative Program agreement with The Coca-Cola Company dated April 15, 2002.	Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2002.

10.44	—	Letter agreement dated March 11, 2003 between The Coca-Cola Company and Coca-Cola Enterprises amending Growth Initiative Program agreement dated April 15, 2002.	Filed herewith.

12	—	Statement re computation of ratios.	Filed herewith.

13	—	2002 Annual Report to Shareowners (Pages 26 to 74).	Filed herewith.

21	—	Subsidiaries of the Registrant.	Filed herewith.

23	—	Consent of Independent Auditors.	Filed herewith.

24	—	Powers of Attorney.	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c).
**	The filer has requested confidential treatment with respect to portions of this document.

(b)     Reports On Form 8-K

We filed the following current reports on Form 8-K during the fourth quarter of 2002:

Date of Report	Description

October 9, 2002	Press release dated October 9, 2002 announcing webcast on October 16, 2002 of third quarter financials, filed October 10, 2002.

October 16, 2002

Press release dated October 16, 2002 reporting the election of Rick Engum as Vice President, Controller and Principal Accounting Officer and press release reporting third quarter results, filed October 18, 2002.

November 11, 2002	Press release dated November 11, 2002 announcing agreement with The Coca-Cola Company to enhance our Growth Initiative Program, filed November 12, 2002.

November 26, 2002	Press release dated November 26, 2002 announcing December 3, 2002 webcast of meeting with investors and financial analysts, filed November 26, 2002.

December 3, 2002	Press release dated December 3, 2002 affirming the 2002 performance guidance and outlining growth expectations for 2003, filed December 3, 2002.

(c)     Exhibits

  See Item 15(a)(3) above.

(d)     Financial Statement Schedules

  See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC. (Registrant)

By:	/s/ LOWRY F. KLINE
Lowry F. Kline Chairman and Chief Executive Officer

Date: March 27, 2003

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LOWRY F. KLINE (Lowry F. Kline)	Chairman, Chief Executive Officer, and a Director (principal executive officer)	March 27, 2003

/s/ PATRICK J. MANNELLY (Patrick J. Mannelly)	Senior Vice President and Chief Financial Officer (principal financial officer)	March 27, 2003

/s/ RICK L. ENGUM (Rick L. Engum)	Vice President, Controller and Principal Accounting Officer (principal accounting officer)	March 27, 2003

* (John R. Alm)	Director	March 27, 2003

* (Howard G. Buffett)	Director	March 27, 2003

* (John L. Clendenin)	Director	March 27, 2003

* (Johnnetta B. Cole)	Director	March 27, 2003

* (J. Trevor Eyton)	Director	March 27, 2003

* (Gary P. Fayard)	Director	March 27, 2003

* (Marvin J. Herb)	Director	March 27, 2003

* (Steven J. Heyer)	Director	March 27, 2003

* (L. Phillip Humann)	Director	March 27, 2003

* (John E. Jacob)	Director	March 27, 2003

Signature	Title	Date

* (Summerfield K. Johnston, Jr.)	Director	March 27, 2003

* (Jean-Claude Killy)	Director	March 27, 2003

* (Deval L. Patrick)	Director	March 27, 2003

* (Paula G. Rosput)	Director	March 27, 2003

*By:	/s/ JOHN R. PARKER, JR.
John R. Parker, Jr. Attorney-in-Fact

CERTIFICATION

I, Lowry F. Kline, Chief Executive Officer of Coca-Cola Enterprises Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Coca-Cola Enterprises Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/    LOWRY F. KLINE

Lowry F. Kline

CERTIFICATION

I, Patrick J. Mannelly, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Coca-Cola Enterprises Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/S/    PATRICK J. MANNELLY

Patrick J. Mannelly

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Auditors	F-2

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000	F-3

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors

Coca-Cola Enterprises Inc.

We have audited the consolidated financial statements of Coca-Cola Enterprises Inc. listed in Part IV, Item 15(a)(1). Our audits also included the financial statement schedule listed in Part IV, Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for certain licensor support payments. Also, as discussed in Note 18, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets,” effective January 1, 2002.

/s/ Ernst & Young LLP

Atlanta, Georgia

January 29, 2003

10-K SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COCA-COLA ENTERPRISES INC.

(IN MILLIONS)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
Fiscal Year Ended: December 31, 2002
Allowances for losses on trade accounts receivable	$73	$7	$0		$20	(a)	$60
Valuation allowances for deferred tax assets	124	5	3	(b)	0		132
Fiscal Year Ended: December 31, 2001
Allowances for losses on trade accounts receivable	$62	$29	$3	(c)	$21	(a)	$73
Valuation allowances for deferred tax assets	108	8	23	(d)	15	(e)	124
Fiscal Year Ended: December 31, 2000
Allowances for losses on trade accounts receivable	$62	$8	$6	(c)	$14	(a)	$62
Valuation allowances for deferred tax assets	121	7	0		20	(e)	108

(a)	Charge off of uncollectible accounts.
(b)	Valuation allowance adjustment to deferred tax assets of $4 million for changes to state net operating carryforward assets. Amount includes $1 million for reversal of valuation allowance.
(c)	Amounts principally represent allowances for losses on trade accounts of acquired companies at date of acquisition and, for all periods, includes recoveries of amounts previously charged off.
(d)	Valuation allowances to deferred tax assets of acquired companies at date of acquisition and adjustments of $21 million for changes to state net operating loss carryforward assets.
(e)	Write-off, reversal and expiration of certain components of the valuation allowance for deferred tax assets. In 2001, amount includes $9 million for reversals of valuation allowances credited to income tax expense.