Form 10-Q
period 2003-03-28
COCA COLA ENTERPRISES INC
filed 2003-05-12
CIK 804055

                        [COCA-COLA ENTERPRISES INC. LOGO]


                                    FORM 10-Q


                                QUARTERLY REPORT


                      FOR THE QUARTER ENDED MARCH 28, 2003


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

               for the quarterly period ended March 28, 2003

                                       or

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

      452,119,850 SHARES OF $1 PAR VALUE COMMON STOCK AS OF APRIL 30, 2003

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                        FOR QUARTER ENDED MARCH 28, 2003


                                      INDEX



                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Income Statements for the Quarters
          ended March 28, 2003 and March 29, 2002............................  1

        Condensed Consolidated Balance Sheets as of March 28, 2003
          and December 31, 2002..............................................  2

        Condensed Consolidated Statements of Cash Flows for the Quarters
          ended March 28, 2003 and March 29, 2002............................  4

        Notes to Condensed Consolidated Financial Statements.................  5

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 15


Item 3. Quantitative and Qualitative Disclosures About Market Risk........... 24

Item 4. Controls and Procedures.............................................. 25

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 26

Item 4. Submission of Matters to a Vote of Security Holders.................. 26

Item 6. Exhibits and Reports on Form 8-K..................................... 27

Signatures................................................................... 29

Certifications............................................................... 30

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS



                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                              QUARTER ENDED
                                                          ----------------------
                                                          MARCH 28,    MARCH 29,
                                                            2003         2002
                                                          ---------    ---------

NET OPERATING REVENUES ................................    $3,667       $3,466
Cost of sales, transactions with The
  Coca-Cola Company $932 and $832, respectively .......     2,148        2,063
                                                           ------       ------

GROSS PROFIT ..........................................     1,519        1,403
Selling, delivery, and administrative expenses ........     1,341        1,223
                                                           ------       ------

OPERATING INCOME ......................................       178          180
Interest expense, net .................................       140          164
Other nonoperating income, net ........................         4           --
                                                           ------       ------

INCOME BEFORE INCOME TAXES ............................        42           16
Income tax expense ....................................        14            6
                                                           ------       ------

NET INCOME ............................................        28           10
Preferred stock dividends .............................         1            1
                                                           ------       ------

NET INCOME APPLICABLE TO COMMON SHAREOWNERS ...........    $   27       $    9
                                                           ======       ======

BASIC AND DILUTED NET INCOME PER SHARE APPLICABLE
  TO COMMON SHAREOWNERS ...............................    $ 0.06       $ 0.02
                                                           ======       ======

DIVIDENDS PER SHARE APPLICABLE TO COMMON SHAREOWNERS ..    $ 0.04       $ 0.04
                                                           ======       ======


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                       MARCH 28,    DECEMBER 31,
                                   ASSETS                2003          2002
                                                      -----------   ------------
                                                      (Unaudited)
CURRENT
  Cash and cash investments, at cost
    approximating market...........................    $     16       $    68
  Trade accounts receivable, less allowance
    reserves of $60 at each period end.............       1,829         1,661
  Amounts receivable from The Coca-Cola
    Company, net ..................................          53            20
  Inventories:
    Finished goods.................................         530           464
    Raw materials and supplies.....................         265           255
                                                        -------       -------
                                                            795           719
  Current deferred income taxes....................          58            51
  Prepaid expenses and other current assets........         317           325
                                                        -------       -------
    Total Current Assets...........................       3,068         2,844

PROPERTY, PLANT, AND EQUIPMENT
  Land.............................................         429           424
  Buildings and improvements.......................       1,900         1,869
  Machinery and equipment..........................       9,814         9,552
                                                        -------       -------
                                                         12,143        11,845
  Less allowances for depreciation.................       5,949         5,638
                                                        -------       -------
                                                          6,194         6,207
  Construction in progress.........................         204           186
                                                        -------       -------
    Net Property, Plant, and Equipment.............       6,398         6,393

GOODWILL...........................................         578           578

LICENSEE INTANGIBLE ASSETS.........................      13,619        13,450

LONG-TERM CUSTOMER CONTRACTS AND OTHER
  NONCURRENT ASSETS................................       1,124         1,110
                                                        -------       -------

                                                        $24,787       $24,375
                                                        =======       =======


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                       MARCH 28,    DECEMBER 31,
          LIABILITIES AND SHAREOWNERS' EQUITY            2003          2002
                                                      -----------   ------------
                                                      (Unaudited)
CURRENT
  Accounts payable and accrued expenses............     $ 2,343       $ 2,588
  Deferred cash payments from The Coca-Cola
    Company........................................          80            80
  Current portion of long-term debt................       1,252           787
                                                        -------       -------
    Total Current Liabilities......................       3,675         3,455

LONG-TERM DEBT, LESS CURRENT MATURITIES............      11,206        11,236

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
    LONG-TERM OBLIGATIONS..........................       1,436         1,372

DEFERRED CASH PAYMENTS FROM THE COCA-COLA
    COMPANY........................................         409           426

LONG-TERM DEFERRED INCOME TAX LIABILITIES..........       4,593         4,539

SHAREOWNERS' EQUITY
  Preferred stock..................................          37            37
  Common stock, $1 par value - Authorized -
    1,000,000,000 shares; Issued - 460,245,721
    and 458,215,369 shares, respectively...........         460           458
  Additional paid-in capital.......................       2,592         2,581
  Reinvested earnings..............................         648           639
  Accumulated other comprehensive income (loss)....        (136)         (236)
  Common stock in treasury, at cost - 8,514,747
    and 8,515,072 shares, respectively.............        (133)         (132)
                                                        -------       -------
    Total Shareowners' Equity......................       3,468         3,347
                                                        -------       -------

                                                        $24,787       $24,375
                                                        =======       =======


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)


                                                               QUARTER ENDED
                                                           ---------------------
                                                           MARCH 28,   MARCH 29,
                                                             2003        2002
                                                           ---------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income ...........................................    $   28     $   10
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation .......................................       255        230
    Amortization .......................................        21         19
    Deferred income tax expense (benefit) ..............         1         (6)
    Deferred cash payments from The Coca-Cola
      Company ..........................................       (17)       (13)
    Net changes in current assets and current
      liabilities ......................................      (506)      (265)
    Other ..............................................        (1)        24
                                                            ------     ------
  Net cash used in operating activities ................      (219)        (1)

CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in capital assets ........................      (208)      (144)
  Proceeds from fixed asset disposals, $58 from The
    Coca-Cola Company in 2003 ..........................        60          2
  Other investing activities ...........................       (10)       (12)
                                                            ------     ------
  Net cash used in investing activities ................      (158)      (154)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in commercial paper .....................       320        552
  Issuances of debt ....................................       291         64
  Payments on long-term debt ...........................      (292)      (573)
  Cash dividend payments on common and preferred
    stock ..............................................        (1)        (1)
  Exercise of employee stock options ...................         7          7
                                                            ------     ------
  Net cash derived from financing activities ...........       325         49
                                                            ------     ------

NET DECREASE IN CASH AND CASH INVESTMENTS ..............       (52)      (106)
  Cash and cash investments at beginning of period .....        68        284
                                                            ------     ------

CASH AND CASH INVESTMENTS AT END OF PERIOD .............    $   16     $  178
                                                            ======     ======


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. (CCE) Annual Report on Form 10-K for the year ended December 31, 2002.

NOTE B - EITF 02-16

Classifications in the 2002 income statement have been conformed to classifications used in the current year under Emerging Issues Task Force (EITF) No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." Under the provisions of EITF 02-16, cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor's products or services and are, therefore, to be accounted for as a reduction of cost of sales in the income statement unless those payments are specific reimbursements of costs or payments for services. Payments we receive from TCCC and other licensors for marketing support and cold drink equipment placement funding are subject to the requirements of EITF 02-16. Upon adoption of EITF 02-16 in the first quarter of 2003, we classified the following amounts in the 2002 income statement as reductions in cost of sales: approximately $189 million of marketing support from TCCC and other licensors previously included in net operating revenues, and approximately $13 million of cold drink equipment placement funding from TCCC previously included as a reduction in selling, delivery, and administrative expenses. We also classified $13 million of payments for dispensing equipment repair services received from TCCC in the 2002 income statement in net operating revenues which was previously included in selling, delivery, and administrative expenses.

NOTE C - SEASONALITY OF BUSINESS

Operating results for the first quarter ended March 28, 2003 are not indicative of results that may be expected for the year ending December 31, 2003 because of business seasonality. Business seasonality results from a combination of higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - INCOME TAXES

Our effective tax rates for the first quarters of 2003 and 2002 were 33% and 35%, respectively. A reconciliation of the income tax provisions at the statutory federal rate to our actual income tax provisions follows (in millions):

                                                               QUARTER ENDED
                                                           ---------------------
                                                           MARCH 28,   MARCH 29,
                                                             2003        2002
                                                           ---------   ---------
U.S. federal statutory expense..........................     $ 15        $  5
State expense, net of federal benefit...................        1          --
Taxation of European and Canadian operations, net.......       (3)         (1)
Nondeductible items.....................................        1          --
Other, net..............................................       --           2
                                                             ----        ----

                                                             $ 14        $  6
                                                             ====        ====

NOTE E - LONG-TERM DEBT

Total long-term debt balances summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                        MARCH 28,   DECEMBER 31,
                                                          2003         2002
                                                        ---------   ------------
U.S. commercial paper (weighted average rates
  of 1.3% and 1.4%)..................................     $1,630      $1,415
Euro commercial paper (weighted average rates
  of 2.7% and 3.0%)..................................        258         242
Canadian dollar commercial paper (weighted average
  rates of 3.1% and 2.8%)............................        197          87
Notes due 2004-2037 (weighted average rates of
  3.4% and 3.5%).....................................      4,048       4,059
Euro and Pound Sterling notes due 2003-2021
  (weighted average rates of 6.4% and 6.5%)(A).......      1,397       1,498
Canadian dollar notes due 2003-2009 (weighted
  average rates of 4.9% and 4.7%)(B).................        485         536
Debentures due 2012-2098 (weighted average rate
  of 7.4%)...........................................      3,783       3,783
8.35% zero coupon notes due 2020 (net of
  unamortized discount of $475 and $478).............        154         151
Various foreign currency debt arrangements(A)(C).....        431         172
Additional debt......................................         75          80
                                                         -------     -------
    Total long-term debt.............................    $12,458     $12,023
                                                         =======     =======

(A) In February 2003, approximately $157 million in Eurobonds matured; short-term borrowings of approximately $283 million were issued and used to pay off debt.

(B) In March 2003, approximately $65 million in Canadian dollar notes matured.

(C) In January 2003, approximately $27 million of French franc notes matured.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - LONG-TERM DEBT (CONTINUED)

At March 28, 2003 and December 31, 2002, approximately $2.4 billion and $2.3 billion, respectively, of borrowings due in the next 12 months, including commercial paper balances outstanding, are classified as maturing after one year due to our intent and ability through our credit facilities to refinance these borrowings on a long-term basis.

At March 28, 2003 and December 31, 2002, we had $3.7 billion and $3.4 billion, respectively, of amounts available under domestic and international credit facilities. These facilities serve as back-up to our domestic and international commercial paper programs and support working capital needs. At March 28, 2003 and December 31, 2002, we had $208 million and $53 million, respectively, of short-term borrowings outstanding under domestic and international credit facilities.

At March 28, 2003 and December 31, 2002, we had available for issuance approximately $0.2 billion under a registration statement with the Securities and Exchange Commission. At March 28, 2003 and December 31, 2002, we had available for issuance approximately $1.3 billion and $1.2 billion, respectively, available for issuance under a Canadian Medium Term Note Program. In addition, at March 28, 2003 and December 31, 2002, we had approximately $2.2 billion and $2.0 billion, respectively, in debt securities available for issuance under a Euro Medium Term Note Program. In October 2002, we filed a new registration statement with the Securities and Exchange Commission which, when effective, will increase the amounts of registered debt securities available for issuance by $3.5 billion.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to March 28, 2003 are as follows (in millions): 2004 - $1,252; 2005 - $1,024; 2006 - $1,979; 2007 - $802; and 2008 - $798.

On March 31, 2003, we terminated a fixed-to-floating interest rate swap with a notional amount of $150 million and received a payment of approximately $28 million, equal to the fair value of the hedge on the termination date. The swap was previously designated as a fair value hedge of a fixed rate debt issuance due September 16, 1999. The related debt adjustment will be amortized over the remaining term of the debt using the effective interest method, thereby decreasing the interest expense on that previously hedged debt over the remaining term.

The credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to maintain a defined leverage ratio and limit the incurrence of certain liens or encumbrances in excess of defined amounts. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE F - PREFERRED STOCK

When we acquired Great Plains Bottlers and Canners, Inc. in 1998, we issued 401,528 shares of $1 par value voting convertible preferred stock ("Great Plains Series"). The mandatory conversion date for the Great Plains Series is August 7, 2003. As of March 28, 2003, 35,000 shares of the Great Plains Series have been converted into 154,778 shares of common stock. The remaining 366,528 outstanding preferred shares were convertible into approximately 1.9 million common shares at March 28, 2003.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE G - STOCK-BASED COMPENSATION PLANS

We granted approximately 7.9 million service-vested stock options to certain executive and management level employees during the first quarter of 2003. These options vest over a period of 3 years and expire 10 years from the date of grant. All of the options were granted at an exercise price equal to the fair market value of the stock on the grant date.

We granted 1.25 million shares of restricted stock and 34,000 restricted stock units to certain key employees during the first quarter of 2003. These awards vest upon continued employment for a period of at least 3 years.

An aggregate of 0.8 million shares of common stock were issued during the first quarter of 2003 from the exercise of stock options.

We apply APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. FAS 123, if fully adopted, would change the method for cost recognition on our stock-based compensation plans.

The following table illustrates the effect of stock-based employee compensation costs on reported net income applicable to common shareowners and also illustrates the effect on reported net income applicable to common shareowners and earnings per share as if compensation cost for our grants under stock-based compensation plans had been determined under FAS 123, for the quarterly periods ended March 28, 2003, and March 29, 2002 (in millions, except per share data):


                                                              QUARTER ENDED
                                                           ---------------------
                                                           MARCH 28,   MARCH 29,
                                                             2003        2002
                                                           ---------   ---------
Net income applicable to common shareowners before
  effects of stock-based employee compensation
  costs included in net income, net of tax..............     $  29       $  11
Deduct: Total stock-based employee compensation
  costs, net of tax, included in net income
  applicable to common shareowners......................        (2)         (2)
                                                             -----       -----
Net income applicable to common shareowners, as
  reported..............................................        27           9
Deduct: Incremental stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of tax............................       (14)        (10)
                                                             -----       -----
Net income (loss) applicable to common
  shareowners, pro forma................................     $  13       $  (1)
                                                             =====       =====

Net income (loss) per share applicable to common
  shareowners:
    Basic and diluted - as reported.....................     $0.06       $0.02
                                                             =====       =====
    Basic and diluted - pro forma.......................     $0.03       $  --
                                                             =====       =====

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - DERIVATIVES

We use certain risk management instruments to manage our interest rate and foreign exchange exposures. These instruments are accounted for as fair value and cash flow hedges, as appropriate, in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

During the quarter, we experienced ineffectiveness resulting from cash flow hedges of international raw materials purchases, resulting in a loss in other income of less than $1 million. We enter into certain nonfunctional currency borrowings to hedge net investments in international subsidiaries. During the first quarter of 2003, the net amount recorded in comprehensive income
(loss)  related  to  these  borrowings was a loss of approximately $27  million.

NOTE I - RELATED PARTY TRANSACTIONS

The following table presents amounts included in the income statements for transactions with The Coca-Cola Company (TCCC) in millions:


                                                               QUARTER ENDED
                                                           ---------------------
                                                           MARCH 28,   MARCH 29,
                                                             2003        2002
                                                           ---------   ---------

Net operating revenues:
  Fountain syrup and packaged product sales.............     $ 101       $  85
  Cooperative trade arrangements with customers.........       (58)        (74)
  Dispensing equipment repairs..........................        12          13
  Other transactions....................................         4           1
                                                             -----       -----

                                                             $  59       $  25
                                                             =====       =====

Cost of sales:
  Purchases of syrup and concentrate....................     $(959)      $(852)
  Purchases of sweetener................................       (72)        (72)
  Purchases of finished products........................      (119)        (98)
  Marketing support funding.............................       193         177
  Cold drink equipment placement funding................        17          13
  Cost recovery from sale of hot fill
    production facility.................................         8          --
                                                             -----       -----
                                                             $(932)      $(832)
                                                             =====       =====

Selling, delivery, and administrative expenses:
  Operating expense reimbursements:
    To TCCC...........................................       $  (4)      $  (4)
    From TCCC.........................................           9           9
                                                             -----       -----
                                                             $   5       $   5
                                                             =====       =====

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - RELATED PARTY TRANSACTIONS (CONTINUED)

In the first quarter of 2003, we reached agreement with TCCC modifying our Sales Growth Initiative agreement (SGI) for 2003 and beyond. Under the amended agreement, funding for 2003 will be $200 million. In addition, the amendment outlines that each company will retain its respective cost savings generated from future system efficiency initiatives.

Of the $200 million to be received in 2003, $30 million is being recognized as sales are achieved. The remaining $170 million "Volume Growth Funding" is earned as we attain mutually established sales volume growth rates for products owned and distributed by The Coca-Cola Company. The annual and quarterly target minimums are established for each program year through mutual agreement with TCCC. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, and new brand introductions. In applying the terms of the SGI agreement to first quarter 2003 volume performance, we recognized 25% of the 2003 Volume Growth Funding, or approximately $43 million.

The SGI agreement may be canceled by either party at the end of a fiscal year with at least six months' prior written notice. In addition, during the first three quarters of any year, either party may cancel for ensuing quarters the sales volume growth targets and cash support funding provisions of the agreement for that year by providing ten days notice prior to the end of such quarter. Upon any such quarterly cancellation, all other provisions of the agreement will remain in full force and effect.

The agreement provides for refunds of volume growth funding advances should we not attain specified minimum sales volume growth targets and upon the failure of performance by either party in specified circumstances. Accordingly, should we not attain specified minimum sales volume growth targets in the ensuing quarters of a given year, amounts recognized to date for that year would be subject to refund to TCCC.

In the first quarter of 2003, we sold a hot fill plant in Truesdale, Missouri to TCCC for approximately $58 million, realizing cost recoveries for operating, depreciation, and carrying costs of $8 million as a reduction of cost of sales.

NOTE J - GEOGRAPHIC OPERATING INFORMATION

We operate in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On March 28, 2003, we operated in 46 states in the United States, the District of Columbia, all 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE J - GEOGRAPHIC OPERATING INFORMATION (CONTINUED)

The following presents net operating revenues for the quarters ended March 28, 2003 and March 29, 2002 and long-lived assets as of March 28, 2003 and December 31, 2002 by geographic territory (in millions):

                                   2003                          2002
                          ------------------------     -------------------------
                            NET             LONG-         NET             LONG-
                          OPERATING         LIVED      OPERATING          LIVED
                          REVENUES         ASSETS      REVENUES(C)       ASSETS
                          ---------        -------     -----------       -------
North American........     $2,725          $16,905       $2,696          $16,918
European(A)(B)........        942            4,814          770            4,613
                           ------          -------       ------          -------
Consolidated..........     $3,667          $21,719       $3,466          $21,531
                           ======          =======       ======          =======

We have no material amounts of sales or transfers between our North American and European territories and no significant United States export sales.

(A) Great Britain contributed approximately 48% of European net operating revenues for the first quarter of 2003 and 2002.

(B)  At  March  28,  2003  and  December  31,  2002,  Great  Britain   comprised
     approximately 65% of European long-lived assets.

(C) To conform to the current year presentation, approximately $153 million and $36 million of marketing support, in North America and Europe respectively, previously included in net operating revenues, have been classified as reductions of cost of sales, and $13 million of payments for dispensing equipment repair services in North America, previously classified in selling, delivery, and administrative expenses, have been classified as net operating revenues under EITF 02-16.

NOTE K - RESTRUCTURING AND OTHER CHARGES

At  December  31,  2002,  our  restructuring charge accrual, recorded for  North
America in 2001 and Great Britain in 2002, was approximately $17 million. During first quarter 2003, payments totaling approximately $4 million were made leaving a balance of approximately $13 million at March 28, 2003.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE L - EARNINGS PER SHARE

The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions):

                                                               QUARTER ENDED
                                                           ---------------------
                                                           MARCH 28,   MARCH 29,
                                                             2003        2002
                                                           ---------   ---------
Net income ...........................................       $  28       $  10
Preferred stock dividends ............................           1           1
                                                             -----       -----
Net income applicable to common shareowners ..........       $  27       $   9
                                                             =====       =====

Basic average common shares outstanding ..............         452         447
Effect of dilutive securities:
   Stock compensation awards .........................           8           6
                                                             -----       -----
Diluted average common shares outstanding ............         460         453
                                                             =====       =====

Basic and diluted net income per share
 applicable to common shareowners.....................       $0.06       $0.02
                                                             =====       =====

The Great Plains Series preferred stock, detailed in Note F, is not included in our computation of diluted earnings per share in 2003 or 2002 because the effect would be antidilutive.

NOTE M - COMPREHENSIVE INCOME (LOSS)

The following table (in millions) presents a calculation of comprehensive income
(loss), comprised of net income and other adjustments. Other adjustments may include minimum pension liability adjustments as defined by FAS 87, currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, unrealized gains and losses on certain investments in debt and equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We provide income taxes on currency items, except for income taxes on the impact of currency translations because earnings from international subsidiaries are considered to be indefinitely reinvested.


                                                               QUARTER ENDED
                                                           ---------------------
                                                           MARCH 28,   MARCH 29,
                                                             2003        2002
                                                           ---------   ---------
Net income............................................       $ 28        $  10
Currency translations, net of tax.....................        137          (35)
Hedges of net investments, net of tax.................        (27)          18
Unrealized (loss) gain on securities, net of tax......         (6)           5
Reclassification adjustments for gains on
  securities included in net income, net of tax.......         (2)          --
Unrealized gain on cash flow hedges, net of tax.......          5            4
Reclassifications into earnings on cash flow
  hedges, net of tax..................................         (7)          (3)
                                                             ----        -----
Net adjustments to derive comprehensive income
  (loss)..............................................        100          (11)
                                                             ----        -----
Comprehensive income (loss)...........................       $128        $  (1)
                                                             ====        =====

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE N - COMMITMENTS AND CONTINGENCIES

In North America, we purchase PET (plastic) bottles from manufacturing cooperatives. We have guaranteed payment of up to $262 million of indebtedness owed by these manufacturing cooperatives and others to third parties. At March 28, 2003 and December 31, 2002, these cooperatives and others had approximately $182 million and $158 million, respectively, of indebtedness which we guaranteed to third parties. We hold no assets as collateral against these guarantees and no contractual recourse provisions exist under the guarantees that would enable us to recover amounts we guarantee, in the event of an occurrence of a triggering event under these guarantees. These guarantees, which expire at varying dates through 2014, arose as a result of our ongoing business relationship with the third parties. No liability is recorded for our obligation under these guarantees as we consider the risk of default associated with these guarantees to be remote.

In addition, we have issued letters of credit, principally under self-insurance programs, aggregating approximately $325 million.

We recognize funding previously received under the Jumpstart programs with TCCC as cold drink equipment is placed and over the period we have the potential requirement to move equipment. Under the programs, we agree to certain performance and reporting provisions. Should provisions of the program not be satisfied, and alternative solutions not be agreed upon, the contract allows TCCC to pursue a partial refund of amounts previously paid. No refunds have ever been paid under this program, and we believe the probability of a partial refund of amounts previously paid under the program is remote. We believe we would in all cases resolve any matters that might arise with TCCC.

Our tax filings are routinely subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments or audits which may lead to assessments involving certain of our subsidiaries, including subsidiaries in Canada and France, that may not be resolved for many years. We believe we have substantial defenses to the questions being raised and intend to pursue all legal remedies available if we are unable to reach a resolution with the authorities. We believe we have adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

On April 23, 2003, the United States Bankruptcy Court for the Northern District of Illinois entered an order confirming the plan of reorganization for Kmart Corporation (Kmart). In that plan, all avoidance actions for the recovery of prepetition payments from the unsecured creditors, including actions to recover preferences, were waived and released. Therefore, we have no potential exposure to Kmart for the repayment of preferential transfers.

Our business practices are being reviewed by the European Commission in various jurisdictions for alleged abuses of an alleged dominant position under Article 82 of the EU Treaty. We do not believe we have a dominant position in the relevant markets, or that our current or past commercial practices violate EU law. Nonetheless, the Commission has considerable discretion in reaching conclusions and levying fines, which are subject to judicial review. The Commission has not notified us when it might reach any conclusions.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Our subsidiary continues to investigate the claims, and at this time it is not possible to predict

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE N - COMMITMENTS AND CONTINGENCIES (CONTINUED)

the  outcome.  Our  subsidiary  is  defending  against  the  claims  vigorously.

We have filed suit against two of our insurers to recover losses incurred in connection with the 1999 European product recall. We are unable to predict the final outcome of this action at this time.

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined final amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in unfair marketing practices. We are appealing the decision and believe there are substantial grounds for appeal. The complaint of four remaining plaintiffs continues in discovery. It is impossible to predict at this time the final outcome of our appeal in this matter or the ultimate costs under all of the complaints.

We are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect our financial position, results of operations, or liquidity.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                         BUSINESS SUMMARY AND OBJECTIVES

Coca-Cola Enterprises Inc. (CCE) is the world's largest marketer, producer, and distributor of products of The Coca-Cola Company (TCCC). We also distribute other beverage brands in select markets. We operate in 46 states in the United States, the District of Columbia, all 10 provinces of Canada, and in portions of Europe, including Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands.

OUTLOOK

We expect total volume growth of approximately 3% for 2003, with North American volume growth of 2% to 3% and volume growth in Europe of 4% to 6%. Full-year 2003 earnings per share is expected to total $1.15 to $1.22, a 12% to 18% growth over 2002 earnings per share of $1.03, excluding one-time tax benefits of $0.04. We expect to achieve modest acceleration in the pace of our North
American pricing improvement beyond the 1 1/2 percent we achieved in first quarter 2003.

We anticipate we will continue to grow volume in 2003 as we benefit from new brands and packages such as diet Vanilla Coke, Sprite ReMix, and Fridge Pack. Our brand development activity includes the continued benefit of Vanilla Coke, diet Vanilla Coke, and Minute Maid Lemonade Light and Pink line extensions. We will also introduce 24-ounce multipacks for both carbonated soft drinks and Dasani and a new 24-ounce sports bottle for Dasani. Introduction of the Fridge Pack package is expected to continue through the end of 2003.

In the first quarter of 2003, we amended the terms of the Sales Growth Initiative (SGI) agreement for 2003 and beyond. Under the amended agreement, funding from TCCC for 2003 will be $200 million, $50 million higher than the funding received under the agreement in 2002. In addition, the amendment outlines that each company will retain its respective cost savings generated from future system efficiency initiatives.

Project Pinnacle, our multi-year effort to redesign business processes, continues with the objective of enhancing shareowner value by (i) developing standard global processes, (ii) increasing information capabilities, and (iii) providing system flexibility. The project covers all functional areas of our business and is staffed with representatives from both Europe and North America. We anticipate implementation will encompass a five-year period that began in 2002. Including the costs of our internal resources assigned to the project, we project we will spend approximately $145 million in 2003, $95 million of which will be capital costs. The estimated capital costs of this project total approximately $215 million.

In first quarter 2003, we continued implementing our consolidation of certain administrative processes into a single shared services center to support our North American business. Transfer of all financial accounting functions to the shared services center is expected to be completed by August 2003. This consolidation has resulted in cost savings via improved efficiencies and enhanced consistency in practices. Another significant benefit is the improved information delivery accruing from the implementation of common processes and the deployment of integrated systems technology.

In late 2002, we announced the formation of Coca-Cola Bottlers' Sales and Services Company (CCBSS). CCBSS will increase cooperation among North American Coca-Cola bottlers, thereby increasing revenues and reducing operating costs in the entire North American Coca-Cola system. We do not anticipate that CCBSS will have a significant impact on our 2003 results.

Management's Discussion and Analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.


                              RESULTS OF OPERATIONS


OVERVIEW

Our operating results in the first quarter of each year reflect the seasonality of our business. Our unit sales traditionally are higher in the hotter months during the second and third quarters, while costs such as interest, depreciation, and amortization are not as significantly impacted by business seasonality. Our reported results, including those of previous periods, reflect our adoption of Emerging Issues Task Force (EITF) No. 02-16, "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor," which affects how we classify payments from vendors.

In the first quarter of 2003, net income rose to $27 million, or $0.06 per diluted common share, which included (i) a cost recovery from the sale of a manufacturing facility to TCCC of $8 million ($0.01 per diluted common share),
(ii) a reduction in interest expense of $8 million from a retroactive adjustment on certain interest rate swap agreements from declining interest rates ($0.01 per diluted common share), and (iii) a gain of $3 million from the sale of an investment. We reported net income of $0.02 per diluted common share for the same quarter last year.

Our decrease in operating income for first quarter 2003 versus first quarter 2002 results from compressed operating margins. Operating margins declined slightly because of certain higher operating expenses and depreciation costs, partially offset by favorable foreign currency exchange rate movements and increased funding under the SGI agreement with TCCC.

Continued growth in Coca-Cola trademark brands, non-carbonated beverages, and water, offset by the shift of the Easter holiday, contributed to North American volume growth of 1 1/2 percent. Strong volume increases in Great Britain and France contributed to volume growth in Europe of 5 1/2 percent. First quarter 2003 volume, as compared to the prior year, was negatively impacted by approximately 1% as a result of the Easter holiday occurring in the second quarter in 2003 versus the first quarter in 2002.

Consolidated bottle and can net price per case increased 5 1/2 percent for first-quarter 2003 when compared to the same period in 2002. When we exclude the effect of currency exchange rate movements, consolidated net pricing per case was up 1 1/2 percent in the first quarter over prior year. North American pricing improvement efforts which began in fall 2002 contributed to our increase in pricing. Consolidated cost of goods per case was essentially flat versus prior year on a currency-neutral basis, including the effect of the sale of the manufacturing facility to TCCC.

Net unit pricing per case in each operating group, excluding the impact of currency exchange rate changes, increased 1 1/2 percent in North America and 1% in Europe for first quarter 2003 as compared to first quarter 2002. Net price per case is the invoice price charged to retailers less any promotional allowances.

Our reported first-quarter 2003 net operating revenues increased 6% to approximately $3.7 billion primarily reflecting the impact of improved volume (approximately 2 1/2 percent), the increase in pricing, and favorable currency exchange rate movement (approximately 2%). The percentage of consolidated revenues derived from our North American and European groups was 74% and 26%, respectively.

Under the provisions of EITF 02-16, cash consideration received by a customer from a vendor is presumed to be a reduction of cost of sales. Under EITF 02-16, our income statements classify marketing funding and cold drink equipment placement funding received from The Coca-Cola Company and other licensors in cost of sales. These payments were previously included in net operating revenues as a reduction of discounts and allowances given to customers or as a reduction in selling, delivery, and administrative expenses, respectively. Additionally, amounts we received from TCCC for dispensing equipment repair services are included as revenue under EITF 02-16. We have elected to apply EITF 02-16 to all existing programs, and accordingly, all reported periods reflect this classification requirement. For the quarter ended March 29, 2002, we classified in cost of sales approximately $189 million of marketing funding previously included in net operating revenues and approximately $13 million of cold drink equipment placement funding previously included in selling, delivery, and administrative expenses. We also classified in net operating revenues, $13 million of dispensing equipment repair services previously included in selling, delivery, and administrative expenses. Our classifications under EITF 02-16 impact our reported and previously reported net operating revenues, cost of sales, and selling, delivery, and administrative expenses; however, the changes have no impact on operating income or net income.

NET OPERATING REVENUES AND COST OF SALES

All per case amounts are calculated using physical cases. Our net price per case changes are impacted by changes in our prices by package, changes in the volume generated in each package, and differences in prices for different channels in which those packages are sold. To the extent we are able to increase volume in higher margin packages that are sold through higher margin channels, our bottle and can net price per case will increase, potentially without an actual increase to wholesale pricing. As an example, we typically charge a lower net price per case and realize a lower gross profit per case on a physical case of 12-ounce cans sold in a supermarket than on a case of 20-ounce bottles sold in convenience stores, and therefore, an increase in the percentage of our volume generated through 20-ounce bottles sold in convenience stores will positively impact our net pricing per case.

Our consolidated bottle and can cost of sales per case increased 4 1/2 percent on a reported basis but remained flat on a currency-neutral basis for first-quarter 2003 compared to first-quarter 2002, reflecting a continued favorable cost of sales environment. Under the terms of the SGI agreement, concentrate price increases are a function of the wholesale price increase we realize. For 2003 business, we expect concentrate prices to increase 1% in North America and 2% in Europe.

We participate in various programs with customers to promote the sale of our products. Among our programs with customers are arrangements under which allowances may be earned by the customer for attaining agreed upon sales levels and/or for participating in specific marketing programs. We also participate in contractual arrangements providing us with pouring or vending rights in athletic venues, school districts, or similar venues. Coupon programs and under-the-cap promotions are also developed in various territories with the intent of increasing sales by all customers. The cost of these programs, included as deductions in net operating revenues, totaled approximately $379 million and $337 million for the quarters ended March 28, 2003 and March 29, 2002, respectively. The increase in the cost of these programs is principally due to an increase in volume attributable to key customers.

Beginning in 2002, all costs in North America associated with customer marketing arrangements, excluding certain specified customers, shifted to us and all costs for local media programs in North America shifted to TCCC. We believe our participation in these marketing programs is essential to ensuring continued volume and revenue growth in our highly competitive marketplace.

VOLUME

Comparable volume results, as adjusted for one less selling day in first-quarter 2003, are shown in the following table:


                                                                1ST QUARTER 2003
                                                               COMPARABLE CHANGE
                                                               -----------------
Physical Case Bottle and Can Volume:
  Consolidated...............................................        2 1/2%
  North American Territories.................................        1 1/2%
  European Territories.......................................        5 1/2%

Comparable volume growth is adjusted for a one-day reduction in the number of selling days in the first quarter of 2002 to equal the same number of days as the first quarter of 2003.

We maintained our volume momentum in the first quarter in both carbonated and noncarbonated brands. Vanilla Coke, introduced in the second quarter of 2002, and diet Vanilla Coke, introduced in the fourth quarter of 2002, were significant brands influencing our first quarter volume growth for North America. The continued growth of Dasani, up 21% in the quarter, and the continued success of Minute Maid Light Lemonade and Minute Maid Pink Lemonade also contributed to our first quarter volume growth for North America. 20-ounce PET volume grew approximately 4% in North America for the first quarter of 2003 over the first quarter of 2002.

In Europe our carbonated brand volume increased approximately 5%. Fanta growth of approximately 11% and the continued success of diet Coke with lemon and Coke Light with Lemon also contributed to our substantial growth. Can volume grew approximately 5% for Europe in the first quarter of 2003 over the first quarter of 2002. 500 ml PET volume grew more than 16% in Europe for the first quarter of 2003 over the first quarter of 2002.

The Easter holiday occurred in mid-April in 2003 versus the end of March in 2002, moving the incremental volume generated by this holiday into the second quarter in 2003. This factor decreased North American volume comparisons by approximately 1 percentage point.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

For first-quarter 2003, consolidated selling, delivery, and administrative expenses as a percentage of net operating revenues increased to 36.6% from 35.3% in first-quarter 2002. This percentage increase reflects an escalation in fuel costs and certain higher depreciation costs in the quarter. The level of selling, delivery, and administrative expenses is expected to moderate in the second and third quarters of the year.

Depreciation expense increased approximately $24.6 million, from $230.0 million to $254.6 million, for the first quarter of 2003 as compared to the first quarter of 2002. Approximately $19.8 million of this increase was included in selling, delivery and administrative expenses, with the balance included in cost of sales. This increase is due to higher capital expenditures in recent years and the effect of currency rate fluctuations.

At December 31, 2002, our restructuring charge accrual, recorded for North America in 2001 and Great Britain in 2002, was approximately $17 million. During first quarter 2003, payments totaling approximately $4 million were made leaving a balance of approximately $13 million at March 28, 2003.

INTEREST EXPENSE

First-quarter 2003 net interest expense decreased from 2002 for the same period due to a decline in our weighted average cost of debt, a decline in our average debt balance, and an adjustment on interest rate swap agreements from declining interest rates. The weighted average interest expense for the first quarter of 2003 was 4.9% compared to 5.6% and 5.5% for first-quarter and full-year 2002, respectively.

INCOME TAXES

Our effective tax rates for the first quarter of 2003 and 2002 were approximately 33% and 35%, respectively. Our first-quarter 2003 effective tax rate reflects expected full-year 2003 pretax earnings combined with the beneficial tax impact of certain international operations. Our effective tax rate for the remainder of 2003 is dependent upon operating results and may change if the results for the year are different from current expectations.

TRANSACTIONS WITH THE COCA-COLA COMPANY

The following table presents amounts included in the income statements for transactions with The Coca-Cola Company (TCCC) in millions:

                                                             QUARTER ENDED
                                                         ----------------------
                                                         MARCH 28,    MARCH 29,
                                                           2003         2002
                                                         ---------    ---------

Net operating revenues:
  Fountain syrup and packaged product sales ..........     $ 101        $  85
  Cooperative trade arrangements with customers ......       (58)         (74)
  Dispensing equipment repairs .......................        12           13
  Other transactions .................................         4            1
                                                           -----        -----

                                                           $  59        $  25
                                                           =====        =====

Cost of sales:
  Purchases of syrup and concentrate .................     $(959)       $(852)
  Purchases of sweetener .............................       (72)         (72)
  Purchases of finished products .....................      (119)         (98)
  Marketing support funding ..........................       193          177
  Cold drink equipment placement funding .............        17           13
  Cost recovery from sale of hot fill
    production facility ..............................         8           --
                                                           -----        -----
                                                           $(932)       $(832)
                                                           =====        =====

Selling, delivery, and administrative expenses:
  Operating expense reimbursements:
    To TCCC ..........................................     $  (4)       $  (4)
    From TCCC ........................................         9            9
                                                           -----        -----
                                                           $   5        $   5
                                                           =====        =====

Upon adoption of EITF 02-16, marketing support previously included in net operating revenues and cold drink equipment placement funding previously included in selling, delivery, and administrative expenses have been classified in cost of sales. In addition, dispensing equipment repair services previously included in selling, delivery, and administrative expenses have been classified in net operating revenues. The requirements for consideration of funding as a cost reimbursement are stringent involving specifically identifiable and incremental costs. Because of these requirements, our funding and revenues received as support for our customer programs, the costs of which are included in net operating revenues and selling, delivery, and administrative expenses, are to be included in cost of sales.

For the first quarter of 2003, we recognized $193 million of marketing support from TCCC as a reduction of cost of sales as compared to $177 million in the first quarter of 2002. This increase is primarily due to the increase in SGI funding from 2002 to 2003.

Support funding recognized under the Jumpstart programs with TCCC is reflected as cold drink equipment placement funding above. In the first quarter of 2003, we recognized approximately $17 million of Jumpstart funding as a reduction of cost of sales as compared to $13 million for the first quarter of 2002. We expect the Jumpstart funding to be earned in full-year 2003 to approximate $80 to $85 million.

Of the $200 million to be received by us in 2003 under the SGI agreement, $30 million is being recognized during 2003 as sales are achieved. The remaining $170 million "Volume Growth Funding" is earned by attaining mutually established sales volume growth rates for products owned and distributed by The Coca-Cola Company. The annual and quarterly target minimums are established in each year through mutual agreement with TCCC. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, new brand introductions, and performance in excess of the previous year's performance. In applying the terms of the SGI agreement to first quarter 2003 volume performance, we recognized 25% of the 2003 Volume Growth Funding, or approximately $43 million.

The SGI agreement may be canceled by either party at the end of a fiscal year with at least six months' prior written notice. In addition, during the first three quarters of any year, either party may cancel for ensuing quarters the sales volume growth targets and cash support funding provisions of the agreement for that year by providing ten days notice prior to the end of such quarter. Upon any such quarterly cancellation, all other provisions of the agreement will remain in full force and effect.

The agreement provides for refunds of Volume Growth Funding advances should we not attain specified minimum sales volume growth targets and upon the failure of performance by either party in specified circumstances. Accordingly, should we not attain specified minimum sales volume growth targets in the ensuing quarters of a given year, amounts recognized to date for that year would be subject to refund to TCCC.

In the first quarter of 2003, we sold a hot fill plant in Truesdale, Missouri to TCCC for approximately $58 million, realizing cost recoveries for operating, depreciation, and carrying costs of $8 million as a reduction of cost of sales.


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

At March 28, 2003, we had approximately $3.7 billion in available capital under our public debt facilities which could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. Of this amount, we had (i) $0.2 billion in registered debt securities available for issuance under a registration statement with the Securities and Exchange Commission, (ii) $1.3 billion in debt securities available under a Canadian Medium Term Note Program, and (iii) $2.2 billion in debt securities available under a Euro Medium Term Note Program for long-term financing needs. To increase the amounts available for issuance, we filed a registration statement with the Securities and Exchange Commission in October 2002, which when effective, will increase the amounts of registered debt securities available for issuance by $3.5 billion.

In addition, we satisfy seasonal working capital needs and other financing requirements with short-term borrowings, under our commercial paper programs, bank borrowings, and other credit facilities. At March 28, 2003 we had approximately $2.1 billion outstanding in commercial paper, and approximately $3.7 billion available as a back-up to commercial paper and undrawn working capital lines of credit. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of first-quarter 2003, our debt portfolio was 61% fixed rate debt and 39% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments decreased $52 million during the first quarter of 2003 from net cash transactions. Our primary uses of cash were for debt payments totaling $292 million and capital expenditures totaling $208 million. Our primary source of cash for first-quarter 2003 was proceeds from the issuance of debt aggregating $611 million.

Operating Activities: Operating activities resulted in $219 million of net cash used during first-quarter 2003 compared to $1 million of net cash used during the first quarter of 2002. The increase in the use of cash was primarily due to the change in working capital. Of the net receivable of $53 million due from TCCC at March 28, 2003, we collected approximately $43 million in early April 2003.

Investing Activities: Net cash used in investing activities resulted primarily from our continued capital investments. We expect full-year 2003 capital expenditures to total approximately $1.1 billion.

Financing Activities: We continue to refinance portions of our short-term borrowings as they mature with short-term and long-term fixed and floating rate debt.

                               FINANCIAL CONDITION

The increase in net property, plant, and equipment resulted from capital expenditures and currency translation rate changes, net of depreciation expense. The increase in licensee intangible assets resulted primarily from currency translation rate changes. The increase in long-term debt primarily resulted from proceeds received and translation adjustments in excess of debt payments.

In the first quarter of 2003, changes in currencies, including currency translations and hedges of net investments, resulted in a gain in comprehensive income of $110 million. As currency exchange rates fluctuate, translation of the statements of operations for our international businesses into U.S. dollars affects the comparability of revenues and expenses between periods.

                         KNOWN TRENDS AND UNCERTAINTIES

CONTINGENCIES

We recognize funding previously received under the Jumpstart programs with TCCC as cold drink equipment is placed and over the period we have the potential requirement to move equipment. Under the programs, we agree to certain performance and reporting provisions. Should provisions of the program not be satisfied, and alternative solutions not be agreed upon, the contract allows TCCC to pursue a partial refund of amounts previously paid. No refunds have ever been paid under this program, and we believe the probability of a partial refund of amounts previously paid under the program is remote. We believe we would in all cases resolve any matters that might arise with TCCC.

Our tax filings are routinely subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments or audits involving certain of our subsidiaries which may lead to assessments, including subsidiaries in Canada and France, that may not be resolved for many years. We believe we have substantial defenses to the questions being raised and intend to pursue all legal remedies available if we are unable to reach a resolution with the authorities. We believe we have adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

On April 23, 2003, the United States Bankruptcy Court for the Northern District of Illinois entered an order confirming the plan of reorganization for Kmart Corporation (Kmart). In that plan, all avoidance actions for the recovery of prepetition payments from the unsecured creditors, including actions to recover preferences, were waived and released. Therefore, we have no potential exposure to Kmart for the repayment of preferential transfers.

Our business practices are being reviewed by the European Commission in various jurisdictions for alleged abuses of an alleged dominant position under Article 82 of the EU Treaty. We do not believe we have a dominant position in the relevant markets, or that our current or past commercial practices violate EU law. Nonetheless, the Commission has considerable discretion in reaching conclusions and levying fines, which are subject to judicial review. The Commission has not notified us when it might reach any conclusions.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Our subsidiary continues to investigate the claims, and at this time it is not possible to predict the outcome. Our subsidiary is defending against the claims vigorously.

We have filed suit against two of our insurers to recover losses incurred in connection with the 1999 European product recall. We are unable to predict the final outcome of this action at this time.

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined final amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in unfair marketing practices. We are appealing the decision and believe there are substantial grounds for appeal. The complaint of four remaining plaintiffs continues in discovery. It is impossible to predict at this time the final outcome of our appeal in this matter or the ultimate costs under all of the complaints.

We are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, management believes, based on discussions with counsel, that any ultimate liability would not materially affect our financial position, results of operations, or liquidity.

ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the implications of the adoption of FIN 46 on our financial position, cash flows, and results of operations.

In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123." FAS 148 amends, among other things, the disclosure provisions of FAS 123 and APB 28, "Interim Financial Reporting." The additional disclosures required under FAS 148 have been included in Note G, Stock-Based Compensation Plans.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance we referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with our operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are an inability to achieve price increases, an inability to achieve cost savings, marketing and promotional programs that result in lower than expected volume, efforts to manage price that adversely affect volume, an inability to meet performance requirements for expected levels of various support payments from TCCC, the cancellation or amendment of existing funding programs with TCCC, material changes from expectations in the costs of raw materials and ingredients, an inability to achieve the expected timing for returns on cold drink equipment expenditures, an inability to place cold drink equipment at required levels under our Jumpstart programs with TCCC, an inability to meet volume growth requirements on an annual basis under the SGI program with TCCC, an unfavorable outcome from the European Union investigation, material changes in assumptions used in completing impairment analyses of intangible assets under FAS 142, an inability to meet projections for performance in newly acquired territories, potential assessment of additional taxes resulting from audits conducted by tax authorities, unfavorable interest rate and currency fluctuations, competitive pressures that may cause channel and product mix to shift from more profitable cold drink channels and packages, weather conditions in markets we service, possible recalls of products, unfavorable market performance on our pension plan assets, and changes in debt rating. We caution readers that in addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the detailed cautionary statements found on page 73 of our Annual Report for the fiscal year ended December 31, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in "Management's Financial Review - Interest Rate and Currency Risk Management" on Page 67 of our Annual Report to Shareowners for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing of this report, an evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive
Officer and our Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective in alerting them timely to material information required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In October 2002, the City of Los Angeles, California filed a complaint against eight named and ten unnamed defendants, seeking cost recovery and declaratory relief for alleged contamination at various boat yards in the Port of Los Angeles. BCI Coca-Cola Bottling Company of Los Angeles, our subsidiary, was named as an alleged successor to the liabilities of a company that operated a boat works business at the port between 1969 and 1974. Our subsidiary answered the complaint in March 2003, denying liability.

In December 2002, the City of San Diego, California notified BCI Coca-Cola Bottling Company of Los Angeles that it intended to pursue a civil enforcement action based upon an alleged discharge of product into Chollas Creek from a can crushing unit at the subsidiary's San Diego facility. A settlement offer in excess of $100,000 was made in February 2003 to our subsidiary, which is in the process of responding.

In April 2003, BCI Coca-Cola Bottling Company of Los Angeles was made a cash-out settlement offer in excess of $100,000 to settle any liabilities arising out of allegations that it sent petroleum-contaminated soil and waste water to the Gibson Environmental Superfund Site in Bakersfield, California in the years 1990-1992. Our subsidiary has not yet responded to the settlement offer.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareowners was held on Friday, April 25, 2003 in Wilmington, Delaware at which the following matters were submitted to a vote of the shareowners of the Company:

(a) Votes cast (common and preferred) for or withheld regarding the election of Directors for terms expiring in 2006:

Howard G. Buffett*                       388,129,776                  10,253,139
Marvin J. Herb                           388,018,614                  10,364,296
Steven J. Heyer                          387,716,619                  10,666,294
Jean-Claude Killy                        385,704,510                  12,678,403
Lowry F. Kline                           387,961,897                  10,412,016


* Mr. Buffett has stated that it is his intention to serve only one year of his term.

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

TERM EXPIRING IN 2004                                  TERM EXPIRING IN 2005
---------------------                               ----------------------------
John R. Alm                                         John L. Clendenin
J. Trevor Eyton                                     John E. Jacob
Gary P. Fayard                                      Summerfield K. Johnston, Jr.
L. Phillip Humann                                   Deval L. Patrick
Paula G. Rosput

(b) Votes cast (common and preferred) for or against, and the number of abstentions and broker nonvotes for each other proposal brought before the meeting are as follows:

                                                                      BROKER
       PROPOSAL               FOR          AGAINST     ABSTAIN       NON-VOTES
----------------------     -----------   -----------  ----------   ------------
Approval of the 2003
Executive Management
Incentive Plan             382,762,787    12,785,463   2,834,647             23

Ratification of the
Audit Committee
Appointment of
independent auditors       368,688,634     6,380,878  23,313,286            122

Shareowner proposal to
link executive stock
options to industry
peer group index            24,062,260   343,928,280   3,799,276     26,593,104

Shareowner proposal to
expense future stock
options                     99,089,962   259,632,512  13,067,360     26,593,086

Shareowner proposal
for adoption of goals
for beverage container
recovery                    15,350,850   341,268,037  15,170,956     26,593,077

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT                                                INCORPORATED BY REFERENCE
NUMBER                       DESCRIPTION                   OR FILED HEREWITH
-------       ------------------------------------     -------------------------
  12          Earnings to Combined Fixed Charges       Filed herewith.
              and Preferred Stock Dividends

(b) Reports on Form 8-K:

During first-quarter 2003, the Company filed the following current reports on Form 8-K:

 DATE OF REPORT                           DESCRIPTION
-----------------         ------------------------------------------------------

January 29, 2003          Press  release   reporting   fourth-quarter  2002  and
                          full-year  2002 results.

March 27, 2003            Announcement of April 2, 2003  webcast of presentation
                          to analysts and investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COCA-COLA ENTERPRISES INC.
                               (Registrant)



Date: May 12, 2003             /s/ Patrick J. Mannelly
                               -------------------------------------------------
                               Patrick J. Mannelly
                               Senior Vice President and Chief Financial Officer



Date: May 12, 2003             /s/  Rick L. Engum
                               -------------------------------------------------
                               Rick L. Engum
                               Vice President, Controller and
                                    Principal Accounting Officer

CERTIFICATION

I, Lowry F. Kline, Chief Executive Officer of Coca-Cola Enterprises Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Coca-Cola Enterprises Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                                     /s/ Lowry F. Kline
                                                       ----------------------
                                                       Lowry F. Kline
                                                       Chairman of the Board and
                                                         Chief Executive Officer

CERTIFICATION

I, Patrick J. Mannelly, Chief Financial Officer of Coca-Cola Enterprises Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Coca-Cola Enterprises Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003                                 /s/ Patrick J. Mannelly
                                                    ----------------------------
                                                    Patrick J. Mannelly
                                                    Senior Vice President and
                                                      Chief Financial Officer