Form 10-Q
period 2003-06-27
COCA COLA ENTERPRISES INC
filed 2003-08-11
CIK 804055

                       [COCA-COLA ENTERPRISES INC. LOGO]


                                    FORM 10-Q

                                QUARTERLY REPORT

                       FOR THE QUARTER ENDED JUNE 27, 2003

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

                  for the quarterly period ended June 27, 2003

                                       or

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

     452,456,711 SHARES OF $1 PAR VALUE COMMON STOCK AS OF AUGUST 4, 2003

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                         FOR QUARTER ENDED JUNE 27, 2003


                                      INDEX


                                                                            Page

                                                                            ----

                         Part I - Financial Information

Item 1. Financial Statements

        Condensed Consolidated Income Statements for the Quarters
          ended June 27, 2003 and June 28, 2002..........................      1

        Condensed Consolidated Income Statements for the Six Months
          ended June 27, 2003 and June 28, 2002..........................      2

        Condensed Consolidated Balance Sheets as of June 27, 2003
          and December 31, 2002..........................................      3

        Condensed Consolidated Statements of Cash Flows for the
          Six Months ended June 27, 2003 and June 28, 2002...............      5

        Notes to Condensed Consolidated Financial Statements.............      6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................     18

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......     30

Item 4. Controls and Procedures..........................................     30


                         Part II - Other Information

Item 1. Legal Proceedings................................................     31

Item 6. Exhibits and Reports on Form 8-K.................................     31

Signatures...............................................................     33

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                                QUARTER ENDED
                                                             -------------------
                                                             JUNE 27,   JUNE 28,
                                                               2003       2002
                                                             --------   --------
NET OPERATING REVENUES .................................      $4,617     $4,234
Cost of sales, transactions with The
 Coca-Cola Company $1,206 and $1,106, respectively .....       2,690      2,471
                                                             --------   --------

GROSS PROFIT ...........................................       1,927      1,763
Selling, delivery, and administrative expenses .........       1,399      1,271
                                                              ------     ------

OPERATING INCOME .......................................         528        492
Interest expense, net ..................................         156        166
Other nonoperating income, net .........................           2          2
                                                              ------     ------

INCOME BEFORE INCOME TAXES .............................         374        328
Income tax expense .....................................         114        113
                                                              ------     ------

NET INCOME .............................................         260        215
Preferred stock dividends ..............................           1          1
                                                              ------     ------

NET INCOME APPLICABLE TO COMMON SHAREOWNERS ............      $  259     $  214
                                                              ======     ======

BASIC NET INCOME PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS...........................................      $ 0.57     $ 0.48
                                                              ======     ======

DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS...........................................      $ 0.56     $ 0.47
                                                              ======     ======

DIVIDENDS PER SHARE APPLICABLE TO COMMON SHAREOWNERS ...      $ 0.04     $ 0.04
                                                              ======     ======

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                              SIX MONTHS ENDED
                                                             -------------------
                                                             JUNE 27,   JUNE 28,
                                                               2003       2002
                                                             --------   --------
NET OPERATING REVENUES .................................      $8,284     $7,700
Cost of sales, transactions with The
 Coca-Cola Company $2,138 and $2,011, respectively .....       4,838      4,533
                                                              ------     ------

GROSS PROFIT ...........................................       3,446      3,167
Selling, delivery, and administrative expenses .........       2,740      2,495
                                                              ------     ------

OPERATING INCOME .......................................         706        672
Interest expense, net ..................................         296        329
Other nonoperating income, net .........................           6          2
                                                              ------     ------

INCOME BEFORE INCOME TAXES .............................         416        345
Income tax expense .....................................         128        119
                                                              ------     ------

NET INCOME .............................................         288        226
Preferred stock dividends ..............................           2          2
                                                              ------     ------

NET INCOME APPLICABLE TO COMMON SHAREOWNERS ............      $  286     $  224
                                                              ======     ======

BASIC NET INCOME PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ..........................................      $ 0.63     $ 0.50
                                                              ======     ======
DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON
  SHAREOWNERS ..........................................      $ 0.62     $ 0.49
                                                              ======     ======

DIVIDENDS PER SHARE APPLICABLE TO COMMON SHAREOWNERS ...      $ 0.08     $ 0.08
                                                              ======     ======


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                         JUNE 27,   DECEMBER 31,
                         ASSETS                            2003        2002
                                                       -----------  ------------
                                                       (Unaudited)
CURRENT
  Cash and cash investments, at cost
    approximating market..............................    $   135    $    68
  Trade accounts receivable, less allowance
    reserves of $53 and $60, respectively ............      2,011      1,661
  Amounts receivable from The Coca-Cola
    Company, net .....................................         --         20
  Inventories:
    Finished goods ...................................        562        464
    Raw materials and supplies .......................        278        255
                                                          -------    -------
                                                              840        719
  Current deferred income tax assets .................         56         51
  Prepaid expenses and other current assets ..........        322        325
                                                          -------    -------
      Total Current Assets ...........................      3,364      2,844

PROPERTY, PLANT, AND EQUIPMENT
  Land ...............................................        435        424
  Buildings and improvements .........................      1,953      1,869
  Machinery and equipment ............................     10,220      9,552
                                                          -------    -------
                                                           12,608     11,845
  Less allowances for depreciation ...................      6,249      5,638
                                                          -------    -------
                                                            6,359      6,207
  Construction in progress ...........................        153        186
                                                          -------    -------
     Net Property, Plant, and Equipment ..............      6,512      6,393

GOODWILL .............................................        578        578

LICENSE INTANGIBLE ASSETS ............................     13,749     13,450

LONG-TERM CUSTOMER CONTRACTS AND OTHER
  NONCURRENT ASSETS...................................      1,157      1,110
                                                          -------    -------
                                                          $25,360    $24,375
                                                          =======    =======


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)


                                                       JUNE 27,     DECEMBER 31,
       LIABILITIES AND SHAREOWNERS' EQUITY               2003          2002
                                                      -----------   ------------
                                                      (Unaudited)
CURRENT
  Accounts payable and accrued expenses ...........     $  2,701      $  2,588
  Amounts due The Coca-Cola Company, net ..........           67            --
  Deferred cash payments from
    The Coca-Cola Company .........................           84            80
  Current portion of long-term debt ...............        1,190           787
                                                        --------      --------
      Total Current Liabilities ...................        4,042         3,455

LONG-TERM DEBT, LESS CURRENT MATURITIES ...........       10,940        11,236

RETIREMENT AND INSURANCE PROGRAMS AND OTHER
  LONG-TERM OBLIGATIONS ...........................        1,471         1,372

DEFERRED CASH PAYMENTS FROM THE COCA-COLA COMPANY .          382           426

LONG-TERM DEFERRED INCOME TAX LIABILITIES .........        4,695         4,539

SHAREOWNERS' EQUITY
   Preferred stock ................................           37            37
   Common stock, $1 par value - Authorized -
     1,000,000,000 shares; Issued - 460,888,440 and
     458,215,369 shares, respectively .............          461           458
   Additional paid-in capital .....................        2,602         2,581
   Reinvested earnings ............................          889           639
   Accumulated other comprehensive income (loss) ..          (26)         (236)
   Common stock in treasury, at cost - 8,521,637
     and 8,515,072 shares, respectively............         (133)         (132)
                                                        --------      --------
       Total Shareowners' Equity ..................        3,830         3,347
                                                        --------      --------
                                                        $ 25,360      $ 24,375
                                                        ========      ========


See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)

                                                            SIX MONTHS ENDED
                                                         ----------------------
                                                         JUNE 27,      JUNE 28,
                                                           2003          2002
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .........................................  $   288       $   226
   Adjustments to reconcile net income to net cash
     derived from operating activities:
     Depreciation .....................................      510           467
     Amortization .....................................       44            38
     Deferred income tax expense ......................       87            83
     Deferred cash payments from The Coca-Cola
       Company ........................................      (41)          (36)
     Net changes in current assets and current
        liabilities ...................................     (273)         (105)
     Other ............................................        7             8
                                                         -------       -------
   Net cash derived from operating activities .........      622           681

CASH FLOWS FROM INVESTING ACTIVITIES
   Investments in capital assets ......................     (460)         (375)
   Proceeds from fixed asset disposals, $58 from
      The Coca-Cola Company in 2003 ...................       63             4
   Cash investments in bottling operations, net of
      cash acquired ...................................      (13)           --
   Other investing activities .........................      (22)          (22)
                                                         -------       -------
   Net cash used in investing activities ..............     (432)         (393)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in commercial paper ........       24          (558)
   Issuances of debt ..................................      400         1,299
   Payments on long-term debt .........................     (570)         (958)
   Cash dividend payments on common and preferred
      stock ...........................................      (20)          (19)
   Cash received from stock option exercises ..........       15            17
   Cash received from settlement of interest rate
      swap ............................................       28            --
                                                         -------       -------
   Net cash used in financing activities ..............     (123)         (219)
                                                         -------       -------

NET INCREASE IN CASH AND CASH INVESTMENTS .............       67            69
   Cash and cash investments at beginning of period....       68           284
                                                         -------       -------

CASH AND CASH INVESTMENTS AT END OF PERIOD ............  $   135       $   353
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

Upon adoption of EITF 02-16 in the first quarter of 2003, we classified the following amounts in the 2002 income statement as reductions in cost of sales: approximately $226 million and $415 million of direct marketing support from TCCC and other licensors previously included in net operating revenues, and approximately $23 million and $36 million of cold drink equipment placement funding from TCCC previously included as a reduction in selling, delivery, and administrative expenses for the quarter and six months ended June 28, 2002, respectively. We also classified in net operating revenues $12 million and $25 million of net payments for dispensing equipment repair services received from TCCC, previously included in selling, delivery, and administrative expenses for the quarter and six months ended June 28, 2002, respectively.

NOTE C - SEASONALITY OF BUSINESS

Operating results for the second quarter and six months ended June 27, 2003 are not indicative of results that may be expected for the year ending December 31, 2003 because of business seasonality. Business seasonality results from a combination of higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D - INCOME TAXES

Our effective tax rates for the first six months of 2003 and 2002 were approximately 31% and 35%, respectively. The tax rate for the first six months of 2003 was reduced by the benefit of the favorable settlement of various income tax related items reducing income tax expense by approximately $7 million in second-quarter 2003. A reconciliation of the income tax provisions at the statutory federal rate to our actual income tax provisions follows (in millions):

                                                            SIX MONTHS ENDED
                                                         -----------------------
                                                         JUNE 27,       JUNE 28,
                                                           2003          2002
                                                         --------       --------
U.S. federal statutory expense .....................       $ 146         $ 120
State expense, net of federal expense ..............           7             3
Impact of lower taxes on European and Canadian
  operations, net ..................................         (27)          (16)
Valuation allowance provision ......................           3             4
Nondeductible items ................................           6             5
Settlement of tax items ............................          (7)           --
Other, net .........................................          --             3
                                                           -----         -----
                                                           $ 128         $ 119
                                                           =====         =====

NOTE E - LONG-TERM DEBT

Total long-term debt balances summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                                          JUNE 27,  DECEMBER 31,
                                                           2003        2002
                                                          --------  ------------
U.S. dollar commercial paper (weighted average
   rates of 1.1% and 1.4%) ...........................    $ 1,391     $ 1,415
Euro commercial paper (weighted average rates of
   2.4% and 3.0%) ....................................        229         242
Canadian dollar commercial paper (weighted average
   rates of 3.3% and 2.8%) ...........................        203          87
U.S. dollar notes due 2004-2037 (weighted average
   rate of 3.5%) .....................................      4,082       4,059
Euro and pound sterling notes due 2003-2021
   (weighted average rates of 5.9% and 6.5%)(A) ......      1,409       1,498
Canadian dollar notes due 2003-2009 (weighted
   average rates of 5.1% and 4.7%)(B) ................        529         536
U.S. dollar debentures due 2012-2098 (weighted
   average rate of 7.4%) .............................      3,783       3,783
8.35% U.S. dollar zero coupon notes due 2020 (net
   of unamortized discount of $472 and $478) .........        157         151
Various foreign currency debt arrangements(A) ........        274         172
Additional debt ......................................         73          80
                                                          -------     -------
       Total long-term debt ..........................    $12,130     $12,023
                                                          =======     =======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - LONG-TERM DEBT (CONTINUED)

(A) In May 2003, a British pound sterling note of approximately $276 million matured and approximately $276 million in British pound sterling borrowings were issued. In February 2003, approximately $157 million in Eurobonds matured; short-term borrowings of approximately $283 million were issued and used to pay off debt. In January 2003, approximately $27 million of French franc notes matured.

(B)   In March 2003, approximately $65 million in Canadian dollar notes matured.

At June 27, 2003 and December 31, 2002, approximately $2.3 billion of borrowings due in the next 12 months, including commercial paper balances outstanding, are classified as maturing after one year due to our intent and ability through our credit facilities to refinance these borrowings on a long-term basis.

At June 27, 2003 and December 31, 2002, we had $3.2 billion of amounts available under domestic and international credit facilities. These facilities serve as back-up to our domestic and international commercial paper programs and support working capital needs. At June 27, 2003 and December 31, 2002, we had $171 million and $53 million, respectively, of short-term borrowings outstanding under domestic and international credit facilities.

At August 8, 2003, we had $7.2 billion of amounts available under our public debt facilities which could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. At August 8, 2003, we had available for issuance (i) $2.1 billion in debt securities under a Euro Medium-Term Note Program, (ii) $1.4 billion ($2.0 billion Canadian) in Canadian dollar debt securities under a Canadian Medium-Term Note Program, and (iii) $3.7 billion available under registration statements with the Securities and Exchange Commission. The registration statement we filed with the Securities and Exchange Commission in October 2002 increased the amounts of registered debt securities available for issuance by $3.5 billion when it became effective in August 2003.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to June 27, 2003 are as follows (in millions): 2004 - $1,190; 2005 - $484; 2006 - $2,183; 2007 - $821; and 2008 - $797.

On March 31, 2003, we terminated a fixed-to-floating interest rate swap with a notional amount of $150 million and received a payment of $28 million, equal to the fair value of the hedge on the termination date. The swap was previously designated as a fair value hedge of a fixed rate debt instrument due September 30, 2009. The fair value settlement will be amortized over the remaining term of the debt using the effective interest method, thereby decreasing the interest expense on that previously hedged debt over the remaining term.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - PREFERRED STOCK

When we acquired Great Plains Bottlers and Canners, Inc. in 1998, we issued 401,528 shares of $1 par value voting convertible preferred stock ("Great Plains Series"). As of June 27, 2003, 35,000 shares had been converted into 154,778 shares of our common stock. The mandatory conversion date for the Great Plains series was August 7, 2003. On that date, the remaining 366,528 shares of the Great Plains series were converted into 2,119,518 million common stock shares.

NOTE G - STOCK-BASED COMPENSATION PLANS

We granted approximately 7.9 million service-vested stock options to certain executive and management level employees during the first six months of 2003. These options vest over a period of 3 years and expire 10 years from the date of grant. All of the options were granted at an exercise price equal to the fair market value of the stock on the grant date.

We also granted 1.24 million shares of restricted stock and 77,000 restricted stock units to certain employees during the first six months of 2003. These awards vest upon continued employment for a period of at least 3 years.

An aggregate of 1.4 million shares of common stock were issued during the first six months of 2003 from the exercise of stock options.

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

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE G - STOCK-BASED COMPENSATION PLANS (CONTINUED)

The following table illustrates the effect of stock-based employee compensation costs on reported net income applicable to common shareowners and also illustrates the effect on reported net income applicable to common shareowners and earnings per share as if compensation cost for our grants under stock-based compensation plans had been determined under FAS 123, for the quarters and six months ended June 27, 2003 and June 28, 2002 (in millions, except per share data):

                                       QUARTER ENDED          SIX MONTHS ENDED
                                    --------------------    --------------------
                                    JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                      2003        2002        2003        2002
                                    --------   ---------    --------    --------
Net income applicable to
  common shareowners before
  effects of stock-based
  employee compensation costs
  included in net income,
  net of tax ...................     $ 261       $ 215       $ 290       $ 227
Deduct: Total stock-based
  employee compensation
  expense, net of tax,
  included in net income
  applicable to common
  shareowners ..................        (2)         (1)         (4)         (3)
                                     -----       -----       -----       -----
Net income applicable to
  common shareowners, as
  reported .....................       259         214         286         224
Deduct: Incremental
  stock-based employee
  compensation expense
  determined under fair
  value based method
  for all awards, net of
  tax ..........................       (16)        (13)        (31)        (22)
                                     -----       -----       -----       -----
Pro forma net income
  applicable to common
  shareowners ..................     $ 243       $ 201       $ 255       $ 202
                                     =====       =====       =====       =====
Net income per share
  applicable to common
  shareowners:
    Basic - as reported ........     $0.57       $0.48       $0.63       $0.50
                                     =====       =====       =====       =====
    Basic - pro forma ..........     $0.54       $0.45       $0.57       $0.45
                                     =====       =====       =====       =====
    Diluted - as reported ......     $0.56       $0.47       $0.62       $0.49
                                     =====       =====       =====       =====
    Diluted - pro forma ........     $0.53       $0.44       $0.56       $0.44
                                     =====       =====       =====       =====

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - DERIVATIVES

We use certain risk management instruments to manage our interest rate and foreign exchange exposures. These instruments are accounted for as fair value and cash flow hedges, as appropriate, under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

We enter into certain nonfunctional currency borrowings to hedge net investments in international subsidiaries. During the first six months of 2003, the net amount recorded in comprehensive income (loss) related to these borrowings was a loss of approximately $53 million.

NOTE I - RELATED PARTY TRANSACTIONS

The following table presents the impact of transactions with The Coca-Cola Company (TCCC) in millions for the periods presented:

                                      QUARTER ENDED          SIX MONTHS ENDED
                                   --------------------    --------------------
                                   JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                     2003        2002        2003        2002
                                   --------    --------    --------    --------
Amounts affecting net
  operating revenues:
  Fountain syrup and
    packaged product sales .....    $   130     $   100     $   231     $   185
  Dispensing equipment
    repair services ............         15          12          27          25
  Other transactions ...........          4           1           8           2
                                    -------     -------     -------     -------
                                    $   149     $   113     $   266     $   212
                                    =======     =======     =======     =======

Amounts affecting cost of sales:
  Purchases of syrup and
    concentrate ................    $(1,231)    $(1,126)    $(2,190)    $(2,049)
  Purchases of sweetener .......        (84)        (88)       (156)       (161)
  Purchases of finished
    products ...................       (140)       (127)       (259)       (226)
  Marketing support
    funding earned .............        225         212         418         389
  Cold drink equipment
    placement funding earned ...         24          23          41          36
  Cost recovery from sale
    of hot fill production
    facility ...................         --          --           8          --
                                    -------     -------     -------     -------
                                    $(1,206)    $(1,106)    $(2,138)    $(2,011)
                                    =======     =======     =======     =======
Amounts affecting selling,
  delivery, and
  administrative expenses:
  Marketing programs ...........    $     1     $    --     $     1     $    --
  Operating expense
    reimbursements:
    Payable to TCCC ............         (4)         (5)         (8)         (9)
    Due from TCCC ..............          9           8          18          17
                                    -------     -------     -------     -------
                                    $     6     $     3     $    11     $     8
                                    =======     =======     =======     =======

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE I - RELATED PARTY TRANSACTIONS (CONTINUED)

Of the $200 million available to be earned by us in 2003 under the Sales Growth Initiative (SGI) agreement with TCCC,$30 million is being recognized as sales are achieved. The remaining $170 million "Volume Growth Funding" is earned by attaining mutually established sales volume growth targets for brands owned by The Coca-Cola Company. The annual and quarterly target minimums are established for each program year through mutual agreement with TCCC. Sales volume growth is determined through a formula with adjustments based on expected sales volume for brand conversions, brand acquisitions, and new brand introductions. The SGI agreement provides for penalties of $1 per equivalent case if these minimum targets are not met. We currently expect to earn $130 million of the $170 million "Volume Growth Funding" available to us under the SGI agreement.

In applying the terms of the SGI agreement to our volume performance for the first six months of 2003, we recognized approximately $35 million and $77 million of the 2003 Volume Growth Funding in the second quarter and first six months of 2003, respectively. Six month 2003 target minimums were not achieved resulting in an accrual of $8 million for penalties to be offset against future funding commitments.

We participate in cooperative trade marketing arrangements (CTM) for the U.S. Coca-Cola system administered by TCCC. Beginning in 2002, we became responsible for all costs of the program in our territories, except for a limited number of specified customers. We transfer amounts to TCCC under the program for payment to customers. Pursuant to these arrangements, amounts paid or payable to TCCC for the six months ended June 27, 2003 totaled approximately $130 million.

NOTE J - GEOGRAPHIC OPERATING INFORMATION

We operate in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On June 27, 2003, we operated in 46 states in the United States, the District of Columbia, all 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

The following presents net operating revenues for the six months ended June 27, 2003 and June 28, 2002 and long-lived assets as of June 27, 2003 and December 31, 2002 by geographic territory (in millions):

                                          2003                      2002
                                 --------------------    -----------------------
                                    NET         LONG-         NET         LONG-
                                 OPERATING      LIVED      OPERATING      LIVED
                                  REVENUES      ASSETS    REVENUES(B)     ASSETS
                                  --------      ------    -----------     ------
North American ...............    $ 6,048      $17,073      $ 5,935      $16,918
European(A) ..................      2,236        4,923        1,765        4,613
                                  -------      -------      -------      -------
Consolidated .................    $ 8,284      $21,996      $ 7,700      $21,531
                                  =======      =======      =======      =======

We have no material amounts of sales or transfers between our North American and European territories and no significant United States export sales.

   (A) Great Britain contributed approximately 47% and 49% of European net operating revenues for the first six months of 2003 and 2002, respectively, and at June 27, 2003 and December 31, 2002, approximately 63% and 65%, respectively, of European long-lived assets.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE J - GEOGRAPHIC OPERATING INFORMATION (CONTINUED)

   (B) To conform to the current year presentation, approximately $334 million and $81 million of marketing support in North America and Europe, respectively, previously included in net operating revenues have been classified as reductions of cost of sales and $25 million of payments for dispensing equipment repair services in North America previously included in selling, delivery, and administrative expenses have been classified as net operating revenues under EITF 02-16.

NOTE K - RESTRUCTURING AND OTHER CHARGES

At December 31, 2002, the amount remaining to be paid for restructuring charges recognized for North America in 2001 and Great Britain in 2002 was $17 million. We made payments during the first six months of 2003 totaling $8 million. The remaining balance of $9 million at June 27, 2003 represents remaining severance benefits to be paid.

NOTE L - EARNINGS PER SHARE

The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions):

                                       QUARTER ENDED         SIX MONTHS ENDED
                                    --------------------    --------------------
                                    JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                      2003        2002        2003        2002
                                    --------    --------    --------    --------
Net income ......................    $  260      $  215      $  288      $  226
Preferred stock dividends........         1           1           2           2
                                     ------      ------      ------      ------
Net income applicable to
  common shareowners ............    $  259      $  214      $  286      $  224
                                     ======      ======      ======      ======
Basic average common
  shares outstanding ............       453         449         453         448
Effect of dilutive
  securities:
   Stock compensation
      awards ....................         6           9           7           8
                                     ------      ------      ------      ------
Diluted average common
   shares outstanding ...........       459         458         460         456
                                     ======      ======      ======      ======
Basic net income per
   share applicable to
   common shareowners ...........    $ 0.57      $ 0.48      $ 0.63      $ 0.50
                                     ======      ======      ======      ======
Diluted net income per
   share applicable
   to common shareowners ........    $ 0.56      $ 0.47      $ 0.62      $ 0.49
                                     ======      ======      ======      ======

The Great Plains Series preferred stock, detailed in Note F, is not included in our computation of diluted earnings per share in 2003 or 2002 because the effect would be antidilutive.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE M - COMPREHENSIVE INCOME (LOSS)

The following table (in millions) presents a calculation of comprehensive income
(loss), comprised of net income and other adjustments. Other adjustments include minimum pension liability adjustments as defined by FAS 87, currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, unrealized gains and losses on certain investments in debt and equity securities, changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges, and minimum pension liability adjustments, where applicable. We adjust for the income tax effect on all currency items excluding the impact of currency translations as earnings from subsidiaries domiciled outside of the U.S. are determined to be indefinitely reinvested.

                                       QUARTER ENDED          SIX MONTHS ENDED
                                    --------------------    --------------------
                                    JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                     2003        2002        2003        2002
                                    --------    --------    ---------   --------
Net income .....................     $ 260       $ 215       $ 288       $ 226

Currency translations ..........       135          77         272          42

Hedges of net investments,
  net of tax ...................       (26)        (34)        (53)        (16)

Unrealized gains (losses)
  on securities, net of tax ....         2          (2)         (4)          3

Realized gains on
  securities included in
  net income, net of tax .......        --          --          (2)         --

Unrealized (losses) gains
  on cash flow hedges,
  net of tax ...................        --          (9)          5          (5)

Realized (losses) gains
  on cash flow hedges,
  net of tax ...................        (1)          6          (8)          3
                                     -----       -----       -----       -----
Net change to derive
  comprehensive income
  (loss) for the period ........       110          38         210          27
                                     -----       -----       -----       -----
Comprehensive income (loss) ....     $ 370       $ 253       $ 498       $ 253
                                     =====       =====       =====       =====

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE N - COMMITMENTS AND CONTINGENCIES

The following presents amounts owed by third parties we guarantee and amounts outstanding on these guarantees as of June 27, 2003 and December 31, 2002:

                                    AMOUNTS GUARANTEED     AMOUNTS OUTSTANDING
                                  ----------------------  ----------------------
                                  JUNE 27,  DECEMBER 31,  JUNE 27,  DECEMBER 31,
      CATEGORY        EXPIRATION    2003        2002        2003       2002
      --------        ----------  --------  ------------  --------  ------------
Manufacturing
  cooperatives ......    2014        $236        $236        $177       $138
Vending
  partnership .......  Renewable       25          25          19         19
Other ...............  Renewable        1           1           1          1
                                     ----        ----        ----       ----
                                     $262        $262        $197       $158
                                     ====        ====        ====       ====

In North America, we guarantee repayment of indebtedness owed by PET (plastic) bottle manufacturing cooperatives. We also guarantee repayment of indebtedness owed by a vending partnership we have a limited partnership interest in.

We hold no assets as collateral against these guarantees and no contractual recourse provisions exist under the guarantees that would enable us to recover amounts we guarantee, in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships. No amounts are recorded for our obligations under these guarantees as we consider the risk of default associated with these guarantees to be remote.

In addition, we have issued letters of credit as collateral for claims incurred under self-insurance programs for workers' compensation and large deductible casualty insurance programs aggregating $318 million and letters of credit provided for operating activities aggregating $5 million.

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

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Our California subsidiary is defending against the claims vigorously but at this time it is not possible to predict the outcome.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE N - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in unfair marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003; we and TCCC will apply to the Texas Supreme Court for leave to appeal to that court. We believe our reserves are adequate to cover the damages awarded by the trial court if its verdict is allowed to stand. The claims of the three remaining plaintiffs in this case remain to be tried and four additional competitors have filed similar claims against us. We have not provided for any potential awards under these additional claims. We intend to defend against these claims vigorously.

On June 20, 2003 Riverwood International Corporation filed a patent infringement suit against MeadWestvaco Corporation in the United States District Court for the Northern District of Georgia. We currently hold a multi-year supply contract with MeadWestvaco for the supply of certain 12-can multipack paperboard cartons known as the "fridge pack." Riverwood's suit seeks a preliminary injunction enjoining MeadWestvaco from supplying us with fridge pack packaging. MeadWestvaco has denied the material allegations of Riverwood's complaint and has opposed the preliminary injunction. We have intervened in the action to oppose the preliminary injunction, and a hearing on the injunction is scheduled on September 4, 2003. We are unable to predict the court's disposition of the motion for a preliminary injunction, but we have taken measures to assure that we will have sufficient packaging available for our cans in the unlikely event a preliminary injunction is granted.

In addition to these cases outlined above, we are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of litigation matters, management believes, based on discussions with counsel, that any ultimate liability would not materially affect our financial position or liquidity.

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

Under the Sales Growth Initiative (SGI) agreement with TCCC, we are to receive $170 million of "Volume Growth Funding" in 2003 which is to be earned by attaining mutually established sales volume growth targets for brands owned by The Coca-Cola Company. The annual and quarterly target minimums are established for each program year through mutual agreement with TCCC based on expected sales volume. The SGI agreement provides for penalties of $1 per equivalent case if these minimum targets are not met. Under the SGI agreement, quarterly funding commitments are advanced at the beginning of each quarter less penalties from any year-to-date shortfall to targets.

                           COCA-COLA ENTERPRISES INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE N - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Our tax filings are routinely subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments or audits which may lead to assessments involving certain of our subsidiaries, including subsidiaries in Canada and France, that may not be resolved in the foreseeable future. We believe we have substantial defenses to the questions being raised and intend to pursue all legal remedies available if we are unable to reach a resolution with the authorities. We believe we have adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

We have filed suit against two of our insurers to recover losses incurred in connection with the 1999 European product recall. We are unable to predict the final outcome of this action at this time.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         BUSINESS SUMMARY AND OBJECTIVES

Coca-Cola Enterprises Inc. (CCE) is the world's largest marketer, producer, and distributor of products of The Coca-Cola Company (TCCC). We also distribute other beverage brands in select territories. We operate in 46 states in the United States, the District of Columbia, all 10 provinces of Canada, and in portions of Europe, including Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands.

OUTLOOK

We expect operating income in a range of $1.43 billion to $1.48 billion in 2003 compared to operating income of $1.36 billion in 2002. Reported net income applicable to common shareowners for full-year 2003 is expected to total approximately $540 million to $570 million, compared to reported net income applicable to common shareowners of $491 million in 2002. Reported earnings per diluted common share are expected to grow to a range of $1.17 to $1.24 in 2003, including favorable tax items totaling $0.02 per share realized in the first six months of 2003. This compares to 2002 reported earnings per diluted common share of $1.07, including tax benefits of $0.04 that resulted from rate changes and a revaluation of income tax obligations. We continue to expect overall capital spending in 2003 to total approximately $1.1 billion. Consolidated full-year sales volume is expected to grow 1% in 2003.

In the second quarter of 2003, we acquired the production and distribution facilities of Chaudfontaine, a Belgian water brand. At the same time, TCCC acquired the Chaudfontaine water source and brand. Total acquisition cost for both TCCC and CCE was $31 million in cash and assumed debt. Our portion of the acquisition cost was $16 million in cash and assumed debt. We also entered into an agreement with TCCC to equally share the profits or losses from the sale of Chaudfontaine products. We do not anticipate that Chaudfontaine will have a significant impact on our 2003 results.

In second-quarter 2003, we continued implementation of our consolidation of certain administrative, financial and accounting processes into a single shared services center to support our North American business, a significant portion of which will be completed in August 2003. This consolidation has resulted in improved efficiencies, cost savings, enhanced consistency in practices, and improved information delivery from common processes.

Project Pinnacle, our multi-year effort to redesign business processes and implement the SAP software platform is progressing favorably in achieving our objective of enhancing shareowner value by: (i) developing standard global processes, (ii) increasing information capabilities, and (iii) providing system flexibility. The project covers all functional areas of our business and is staffed with representatives from both Europe and North America. Our first stage of financial systems implementation will occur in Canada and certain parts of France in fourth-quarter 2003 with complete roll-out of financial processes in North America projected to occur in second-quarter 2004. We anticipate our complete implementation will encompass a five-year period that began in 2002. We completed negotiation and executed an updated agreement with SAP in July 2003. Including the costs of our internal resources assigned to the project, we project we will spend approximately $125 million in 2003, $80 million of which will be capital costs. The estimated capital costs of this project total approximately $215 million.

Management's Discussion and Analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                              RESULTS OF OPERATIONS

OVERVIEW

Our operating results in the second and third quarters of each year are favorably impacted by the seasonality of our business. During the second quarter of 2003, unseasonably cool and wet weather and resulting soft consumer spending patterns contributed to a suppression of volume growth in North America. However, net operating revenues did benefit from our continued focus on pricing initiatives in both North America and Europe and favorable currency exchange rate changes. Second-quarter 2003 currency-neutral bottle and can net price per case increased 2-1/2% in North America and 2% in Europe over the same period last year as explained further below.

For the second quarter of 2003, net income increased to $259 million, or $0.56 per diluted common share, including $0.02 per diluted common share from the favorable resolution of tax items. This represents an increase of approximately 21% over net income of $214 million for the same quarter last year. Operating income increased 7% over second-quarter 2002 results to $528 million for second-quarter 2003, impacted by strong growth in our European operations and favorable pricing results in both North America and Europe offset by suppressed volume growth in North America. Second quarter results also benefited from the settlement of promotion programs and accruals totaling $24 million in second-quarter 2003, and $22 million in second-quarter 2002.

Under EITF 02-16, our income statements classify funding received from The Coca-Cola Company and other licensors in cost of sales as earned. These amounts were previously included in net operating revenues or as a reduction of selling, delivery, and administrative expenses. Additionally, amounts we receive from TCCC for dispensing equipment repair services are included in net operating revenues.

We earn revenues from products when the product is delivered or when we collect cash from vending machines. We earn funding from licensors as performance measures are met. We earn service revenues for equipment maintenance and production when services are performed.

We are applying EITF 02-16 to all existing programs and amounts within all reported periods are classified consistently between periods. We classified as a reduction in cost of sales approximately $226 million and $415 million of marketing funding previously included in net operating revenues and approximately $23 million and $36 million of cold drink equipment placement funding previously included as a reduction in selling, delivery, and administrative expenses for the second quarter and six month period ended June 28, 2002, respectively. We also classified in net operating revenues $12 million and $25 million of dispensing equipment repair service revenues previously included in selling, delivery, and administrative expenses for the second quarter and six month period ended June 28, 2002, respectively.

NET OPERATING REVENUES AND COST OF SALES

Our second quarter 2003 net operating revenues increased 9% to $4.6 billion. This increase was primarily a result of favorable currency exchange rate movement (5%), an increase in pricing (2-1/2%), and improved volume (1-1/2%). The percentage of consolidated revenues derived from our North American and European groups was 72% and 28%, respectively. In the second quarter and first half of 2003, Great Britain contributed approximately 47% of European revenues.

We participate in various programs with customers to promote the sale of our products. Among our programs with customers are arrangements under which allowances may be earned by the customer for attaining agreed upon sales levels and/or for participating in specific marketing programs. We also participate in contractual arrangements providing us with pouring or vending rights in athletic venues, school districts, or similar venues. Coupon programs and under-the-cap promotions are also developed in various territories for the purpose of increasing sales by all customers. The cost of these programs, included as deductions in net operating revenues, totaled approximately $438 million and $388 million for the quarters ended June 27, 2003 and June 28, 2002, respectively. The increase in the cost of these programs is principally due to an increase in volume attributable to key customers.

"Bottle and Can Net Pricing per Case" and "Currency Neutral Bottle and Can Net Pricing per Case" are provided to assist in evaluation of bottle and can pricing trends in the marketplace and distinguish the impact of foreign currency exchange rate changes to our operations. Bottle and can net price per case is the invoice price charged to customers reduced by promotional allowances. Our bottle and can sales accounted for 92% of our net revenue in the first half of 2003. The following table presents the reconciliation of these measures to the change in net revenues per case for the second quarter and the first six months of 2003. All per case percentage changes are rounded to the nearest 1/2% and are based on wholesale physical case volume.

                      SECOND-QUARTER 2003 CHANGE    FIRST SIX-MONTHS 2003 CHANGE
                     ----------------------------   ----------------------------
                                NORTH                          NORTH
                      TOTAL    AMERICA    EUROPE     TOTAL    AMERICA    EUROPE
                     -------   -------   --------   -------   -------   --------
Change in Net
 Revenues per Case..      7%    2 1/2%    19 1/2%    5 1/2%        2%        18%
  Impact of excluding
   post-mix sales
   and agency
   sales ............   1/2       1/2          1         1       1/2          1
                     ------    ------    -------    ------    ------    -------
BOTTLE AND CAN NET
 PRICING PER CASE ..  7 1/2         3     20 1/2     6 1/2     2 1/2         19
  Impact of currency
   exchange rate
   changes..........     (5)     (1/2)   (18 1/2)   (4 1/2)     (1/2)   (17 1/2)
                     ------    ------    -------    ------    ------    -------
 CURRENCY NEUTRAL
  BOTTLE AND CAN
  NET PRICING PER
  CASE..............  2 1/2%    2 1/2%         2%        2%        2%     1 1/2%
                     ======    ======    =======    ======    ======    =======

Second quarter 2003 consolidated bottle and can net price per case increased 7-1/2% from the same quarter last year. On a currency-neutral basis, this increase was 2-1/2%. Bottle and can net pricing per case, excluding the impact of currency exchange rate changes, increased 2-1/2% in North America and 2% in Europe for the quarter. These increases were due to our continued commitment to pricing initiatives in both North America and Europe.

"Bottle and Can Cost of Sales per Case" and "Currency Neutral Bottle and Can Cost of Sales per Case" are provided to assist in evaluating cost trends for bottle and can products and to distinguish the impact of foreign currency exchange rate changes to our operations. These measures exclude the impact of fountain ingredient costs, as well as marketing credits and Jumpstart funding in order to isolate the change in bottle and can ingredient and packaging costs. The following table presents the reconciliation between these measures and change in cost of sales per case for the second quarter and the first six months of 2003. All per case percentage changes are rounded to the nearest 1/2% and are based on wholesale physical case volume.

                      SECOND-QUARTER 2003 CHANGE    FIRST SIX-MONTHS 2003 CHANGE
                     ----------------------------   ----------------------------
                                NORTH                          NORTH
                      TOTAL    AMERICA    EUROPE     TOTAL    AMERICA    EUROPE
                     -------   -------   --------   -------   -------   --------
Change in Cost
 of Sales per Case..  6 1/2%    1 1/2%    19 1/2%        5%       --%    17 1/2%
  Impact of excluding
   bottle and can
   marketing credits
   and Jumpstart
   funding.........    (1/2)     (1/2)        --        --        --         --
  Impact of excluding
   post-mix sales and
   agency sales....       1       1/2        1/2         1         1        1/2
                     ------     -----    -------     -----     -----    -------
BOTTLE AND CAN
 COST OF SALES
 PER CASE..........        7     1 1/2         20         6         1         18
  Impact of
   currency exchange
   rate changes....  (5 1/2)     (1/2)   (18 1/2)       (5)     (1/2)   (17 1/2)
                     ------     -----    -------     -----     -----    -------
CURRENCY NEUTRAL
 BOTTLE AND CAN
 COST OF SALES
 PER CASE..........   1 1/2%        1%     1 1/2%        1%      1/2%       1/2%
                     ======     =====    =======     =====     =====    =======

Consolidated cost of sales per case increased 1-1/2% over the second quarter of 2002 on a currency-neutral basis. Our bottle and can cost of sales per case, on a currency-neutral basis, has increased 1% in North America and 1-1/2% in Europe from the second quarter of 2002 to the second quarter of 2003. For the first half of the year, our bottle and can cost of sales per case has increased 1/2% in both North America and Europe, excluding the impact of currency exchange rate changes. For 2003, we expect concentrate prices to increase 1% in North America and 2% in Europe.

VOLUME

Comparable volume results, as adjusted for one less selling day in the first quarter of 2003 and the acquisition of Chaudfontaine in the second quarter of 2003, are reconciled to volume changes for the second-quarter and first six-month period of 2003 in the following table:

                     SECOND-QUARTER 2003 CHANGE     FIRST SIX-MONTHS 2003 CHANGE
                    ----------------------------    ----------------------------
                               NORTH                           NORTH
                     TOTAL    AMERICA    EUROPE      TOTAL    AMERICA    EUROPE
                    -------   -------   --------    -------   -------   --------
Change in Volume...      2%       --%     8 1/2%         2%       --%     7 1/2%
  Impact of
   acquisitions....    1/2        --         (1)      (1/2)       --         (1)
  Impact of selling
   day shift.......     --        --         --        1/2       1/2        1/2
                    ------      ----     ------       ----      ----     ------
COMPARABLE BOTTLE
 AND CAN VOLUME....  1 1/2%       --%     7 1/2%         2%      1/2%     6 1/2%
                    ======      ====     ======       ====      ====     ======

Comparable volume growth for the first six months of 2003 is adjusted for a one-day reduction in the number of selling days in the first six months of 2002 to equal the same number of days as the first six months of 2003. Comparable volume computations for both the second quarter and the first six months of 2003 are adjusted by eliminating the additional volume from the purchase of Chaudfontaine in second-quarter 2003.

Consolidated comparable bottle and can volume for the second quarter of 2003 increased 1-1/2% over the same quarter last year. North American volume for the quarter was even with volume in the second quarter of 2002. Volume hurdles from second quarter 2002 brand innovations and our continued commitment to pricing initiatives contributed to the suppression of volume growth. Strong volume increases in Belgium, Great Britain, and France contributed to comparable volume growth in Europe of 7-1/2%. The shift of the Easter holiday from the first quarter in 2002 to the second quarter in 2003 positively impacted second quarter 2003 volume by approximately 1%; accordingly, without this impact comparable volume growth would have been approximately 1/2% for second quarter 2003.

Second quarter volume performance in North America was suppressed as contributions from Vanilla Coke, diet Vanilla Coke, and Sprite Remix were offset by slower sales of flavored carbonated soft drinks and noncarbonated beverages impacted by marketing factors including our pricing efforts and suppressed consumer demand because of unfavorable market conditions. Full-year North American volume is expected to decrease slightly or remain essentially flat.

Second quarter 2003 European volume benefited from introductions of diet Coke with Lemon, Coke Light with Lemon, Vanilla Coke, and diet Vanilla Coke over the past year. Carbonated soft-drink volume for second quarter 2003 in Europe increased approximately 8% over second quarter 2002. European volume is expected to grow 4% to 6% for full year 2003.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES

The following table presents selling, delivery, and administrative expenses as a percentage of net operating revenues for the periods presented (in millions):

                                     QUARTER ENDED            SIX MONTHS ENDED
                                 ---------------------     ---------------------
                                 JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,
                                  2003         2002         2003         2002
                                 --------     --------     --------     --------
Selling, Delivery, and
 Administrative Expenses .....   $ 1,399     $  1,271     $  2,740     $  2,495
Net Operating Revenues .......   $ 4,617     $  4,234     $  8,284     $  7,700
Selling, Delivery, and
 Administrative Expenses
 as a percentage of Net
 Operating Revenues ..........      30.3%        30.0%        33.1%        32.4%

Selling, delivery, and administrative expenses increased approximately 10% for both the quarter and six months ended June 27, 2003, 3.5% due to exchange rate changes, with the remainder due primarily to spending on the introduction of Vanilla Coke in Europe and fuel costs in the first half of the year. We expect slower growth of our selling, delivery, and administrative expenses for the remainder of the year, resulting in an increase of less than 5% for the full year on a currency-neutral basis.

Depreciation expense increased $18 million, from $237 million for the second quarter of 2002 to $255 million for the second quarter of 2003. This increase is due to higher capital expenditures in recent years and the effect of currency exchange rate changes.

INTEREST EXPENSE

Net interest expense for the second quarter of 2003 decreased from the same period of 2002 due to a decline in our weighted average cost of debt. The weighted average interest rate for the first six month period of 2003 was 4.9% compared to 5.5% for the first six months of 2002.

INCOME TAXES

Our effective tax rates for the first six months of 2003 and 2002 were 31% and 35%, respectively. The tax rate for the first six months of 2003 was reduced by the benefit of the favorable settlement of various income tax related items reducing income tax expense by approximately $7 million in the second quarter of 2003. Excluding this favorable tax settlement benefit, the effective tax rate for 2003 is projected to be 32%. Our projected 2003 effective tax rate, excluding the favorable settlement benefit in second quarter 2003, reflects expected full-year 2003 pretax earnings combined with the beneficial tax impact of certain international operations. Our effective tax rate for the remainder of 2003 is dependent upon operating results and may change if the results for the year are different from current expectations.

TRANSACTIONS WITH THE COCA-COLA COMPANY

The following table presents the impact of transactions with TCCC in millions for the periods presented:

                                    QUARTER ENDED            SIX MONTHS ENDED
                                ---------------------     ---------------------
                                JUNE 27,     JUNE 28,     JUNE 27,     JUNE 28,
                                  2003         2002         2003         2002
                                --------     --------     --------     --------
Amounts affecting net
 operating revenues:
 Fountain syrup and
  packaged product sales ...... $    130     $    100     $    231     $    185
 Dispensing equipment
  repair services .............       15           12           27           25
 Other transactions ...........        4            1            8            2
                                --------     --------     --------     --------
                                $    149     $    113     $    266     $    212
                                ========     ========     ========     ========
Amounts affecting cost
 of sales:
 Purchases of syrup
  and concentrate ............. $ (1,231)    $ (1,126)    $ (2,190)    $ (2,049)
 Purchases of sweetener ........     (84)         (88)        (156)        (161)
 Purchases of
  finished products ...........     (140)        (127)        (259)        (226)
 Marketing support
  funding earned ..............       225          212          418          389
 Cold drink equipment
  placement funding earned ....        24           23           41           36
 Cost recovery from sale of hot
  fill production facility ....        --           --            8           --
                                .--------     --------     --------     --------
                                $ (1,206)    $ (1,106)    $ (2,138)    $ (2,011)
                                 ========     ========     ========     ========
Amounts affecting selling,
 delivery, and administrative
 expenses:
 Marketing programs ..........  $      1     $     --     $      1     $     --
 Operating expense
  reimbursements:
   Payable to TCCC ...........        (4)          (5)          (8)          (9)
   Due from TCCC .............         9            8           18           17
                                --------     --------     --------     --------
                                $      6     $      3     $     11     $      8
                                ========     ========     ========     ========

Of the $200 million available to be earned by us in 2003 under the Sales Growth Initiative (SGI) agreement, $30 million is being recognized during 2003 as sales are achieved. The remaining $170 million "Volume Growth Funding" is earned by attaining mutually established sales volume growth targets for brands owned by The Coca-Cola Company. The annual and quarterly target minimums are established for each program year through mutual agreement with TCCC based on expected sales volume. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, and new brand introductions, and performance in excess of the previous year's performance. The SGI agreement provides for penalties of $1 per equivalent case when targets are not met. We currently expect to earn $130 million of the $170 million "Volume Growth Funding" available to us under the SGI agreement.

In applying the terms of the SGI agreement to our volume performance for the first six months of 2003, we recognized approximately $35 million and $77 million of the 2003 Volume Growth Funding in the second quarter and first six months of 2003, respectively. Six month 2003 target minimums were not achieved resulting in an accrual of $8 million for penalties to be offset against future funding commitments.

We participate in cooperative trade marketing arrangements (CTM) for the U.S. Coca-Cola system administered by TCCC. Beginning in 2002, we became responsible for all costs of the program in our territories, except for a limited number of specified customers. We transfer amounts to TCCC under the program for payments to customers. Pursuant to these arrangements, amounts paid or payable to TCCC for the six months ended June 27, 2003 totaled approximately $130 million.

The increases in marketing support funding earned for the second quarter and first six month period of 2003 from the comparable periods in 2002 are primarily due to the increase in marketing support funding earned in Europe in the second quarter of 2003.

Support funding recognized under the Jumpstart programs with TCCC is shown as cold drink equipment placement funding in the table above. In the second quarter of 2003, we recognized approximately $24 million of Jumpstart funding as a reduction of cost of sales compared to $23 million for the second quarter of 2002. We recognized $41 million for the six months ended June 27, 2003 compared to $36 million for the same period in 2002. We expect Jumpstart funding to be earned for full-year 2003 to approximate $75 million.

In connection with the second-quarter 2003 Chaudfontaine acquisition, we entered into an agreement with TCCC to equally share the profits or losses from the sale of Chaudfontaine products. We do not anticipate Chaudfontaine will have a significant impact on our 2003 results.

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

At August 8, 2003, we had $7.2 billion in available capital under our public debt facilities available for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. Of this amount, we had (i) $2.1 billion available under a Euro Medium-Term Note Program, (ii) $1.4 billion ($2.0 billion Canadian) in Canadian dollar debt securities under a Canadian Medium-Term Note Program, and
(iii) $3.7 billion available under registration statements with the Securities and Exchange Commission. The registration statement we filed with the Securities and Exchange Commission in October 2002 increased the amounts of registered debt securities available for issuance by $3.5 billion when it became effective in August 2003.

In addition, we satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit in the countries in which we operate. At June 27, 2003 we had approximately $1.8 billion outstanding in commercial paper and approximately $3.2 billion available as a back-up to commercial paper under working capital lines of credit. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of second-quarter 2003, our debt portfolio contained 65% fixed rate debt and 35% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments increased $67 million during the first six months of 2003 from net cash transactions. Our primary source of cash for the first six months of 2003 was proceeds from the issuance of debt aggregating $424 million. Our primary uses of cash were debt repayments totaling $570 million and capital expenditures totaling $460 million.

Operating Activities: Operating activities resulted in $622 million of net cash provided during the first six months of 2003 compared to $681 million for the same period in 2002. The decrease in cash provided from operations was primarily due to an increase in net working capital requirements for the first six months of 2003.

Investing Activities: Net cash used in investing activities resulted primarily from our continued capital investments. We expect full-year 2003 capital expenditures to total approximately $1.1 billion.

Financing Activities: We continue to refinance portions of our short-term borrowings as they mature with short-term and long-term fixed and floating rate debt. Exchange rate changes during the second quarter of 2003 resulted in an increase in long-term debt of $212 million.

                               FINANCIAL CONDITION

Net accounts receivable increased 21% from December 31, 2002 to $2,011 million at June 27, 2003 primarily due to the seasonal working capital requirements and second-quarter 2003 results including strong sales volume in Europe in June, and exchange rate changes. The percentage increase in inventory from December 31, 2002 was 17%. This increase primarily results from the 4th of July holiday requirements in North America, and suppressed volume growth in June 2003. The increase in license intangible assets resulted from currency exchange rate changes.

The current portion of long-term debt increased from December 31, 2002 primarily due to a classification of a $500 million note that matures in April 2004 in current maturities. Total debt outstanding at second-quarter 2003 increased from translation differences by $212 million and decreased from net repayments by $105 million from year-end 2002. Retirement and insurance programs and other long-term obligations increased approximately $100 million from December

31, 2002, due to normal increases in retirement obligations of approximately $50 million and increases in amounts payable under long-term customer contracts of approximately $50 million.

In the first half of 2003, changes in currencies from currency translations and hedges of net investments resulted in net gains in comprehensive income of $219 million. As currency exchange rates change, translation of the income statements for our businesses outside of the United States into U.S. dollars affects the comparability of revenues and expenses between periods.

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

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Our subsidiary continues to investigate the claims and at this time it is not possible to predict the outcome. Our subsidiary is defending against the claims vigorously.

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in unfair marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003; we and TCCC will apply to the Texas Supreme Court for leave to appeal to that court. We believe our reserves are adequate to cover the damages awarded by the trial court if its verdict is allowed to stand. The claims of the three remaining plaintiffs in this case remain to be tried and four additional competitors have filed similar claims against us. We have not provided for any potential awards under these additional claims. We intend to defend against these claims vigorously.

On June 20, 2003 Riverwood International Corporation filed a patent infringement suit against MeadWestvaco Corporation in the United States District Court for the Northern District of Georgia. We currently hold a multi-year supply contract with MeadWestvaco for the supply of certain 12-can multipack paperboard cartons known as the "fridge pack." Riverwood's suit seeks a preliminary injunction enjoining MeadWestvaco from supplying us with fridge pack packaging. MeadWestvaco has denied the material allegations of Riverwood's complaint and has opposed the preliminary injunction. We have intervened in the action to oppose the preliminary injunction, and a hearing on the injunction is scheduled on September 4, 2003. We are unable to predict the court's disposition of the motion for a preliminary injunction, but we
have   taken  measures  to  assure  that  we  will  have  sufficient   packaging
available for our cans in the unlikely event a preliminary injunction is granted.

In addition of these cases outlined above, we are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of litigation matters, management believes, based on discussions with counsel, that any ultimate liability would not materially affect our financial position or liquidity.

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

Under the Sales Growth Initiative (SGI) agreement with TCCC, we are to receive $170 million of "Volume Growth Funding" in 2003 which is to be earned by attaining mutually established volume growth targets for brands owned and distributed by The Coca-Cola Company. The annual and quarterly target minimums are established for each program year through mutual agreement with TCCC based on expected sales volume. The SGI agreement provides for penalties of $1 per equivalent case if these minimum targets are not met. Under the SGI agreement, quarterly funding commitments are advanced at the beginning of each quarter less penalties from any year-to-date shortfall to targets.

Our tax filings are routinely subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments or audits which may lead to assessments involving certain of our subsidiaries, including subsidiaries in Canada and France, that may not be resolved in the foreseeable future. We believe we have substantial defenses to the questions being raised and intend to pursue all legal remedies available if we are unable to reach a resolution with the authorities. We believe we have adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

We have filed suit against two of our insurers to recover losses incurred in connection with the 1999 European product recall. We are unable to predict the final outcome of this action at this time.

ACCOUNTING DEVELOPMENTS

In January 2003, the EITF issued No. 02-16 (EITF 02-16), "Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor." EITF 02-16 addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors.

Under EITF 02-16, our income statements classify funding received from TCCC and other licensors in cost of sales. These amounts were previously included in net operating revenues or as a reduction of selling, delivery, and administrative expenses. Additionally, amounts we receive from TCCC for dispensing equipment repair services are included as revenue. We are applying EITF 02-16 to all existing programs and all amounts within reported periods are classified consistently between periods.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity in certain instances. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied by us in third quarter 2003. We are currently evaluating the implications of the adoption of FIN 46 on our financial position, cash flows, and results of operations.

In December 2002, the FASB issued Statement No. 148 (FAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123". FAS 148 amends, among other things, the disclosure provisions of FAS 123 and APB 28, "Interim Financial Reporting." The additional disclosures required under FAS 148 have been included in the footnotes to the financial statements.

The FASB is currently evaluating a project on pension plan accounting and disclosures. Certain disclosure considerations being evaluated are presented below. As provided by FAS 87, we revalue pension liabilities annually. Pension expense for the current year is based on the year-end valuation of liabilities and the expected average value of pension assets utilizing a 5-year asset smoothing technique.

The following table outlines significant assumptions used in the calculation of pension liabilities and pension expense:

                                                              2003         2002
                                                             ------       ------
Balance Sheet Assumptions
    Discount Rate ....................................         6.8%         6.9%
    Salary Increase ..................................         4.7%         4.8%

Income Statement Assumption
    Expected Return on Assets ........................         8.4%         9.2%

The following table presents pension expense as it is included in the income statement (in millions):

                                        QUARTER ENDED         SIX MONTHS ENDED
                                    --------------------    --------------------
                                    JUNE 27,    JUNE 28,    JUNE 27,    JUNE 28,
                                      2003        2002        2003        2002
                                    --------    --------    --------    --------
 Cost of Sales ..................    $    3      $    2      $    5      $    4
 Selling, Delivery, and
   Administrative Expenses ......        21          10          40          21
                                     ------      ------      ------      ------
 Total Pension Expense ..........    $   24      $   12      $   45      $   25
                                     ======      ======      ======      ======

Components of Net Periodic
 Pension Cost:
 Service Cost ...................    $   21      $   18      $   41      $   36
 Interest Cost ..................        29          25          58          50
 Expected Return on Plan Assets .       (29)        (31)        (59)        (62)
 Amortization ...................         3          --           5           1
                                     ------      ------      ------      ------
 Total Pension Expense ..........    $   24      $   12      $   45      $   25
                                     ======      ======      ======      ======

Pension contributions were $12 million and $10 million for the six months ended June 27, 2003 and June 28, 2002, respectively. Contributions for full-year 2002 were $76 million and are expected to be approximately $160 million for full-year 2003. Our policy is to fund the U.S.

pension plans at a level to maintain, within established guidelines, the IRS defined 90% Current Liability Funded status.

COMPETITION

The non-alcoholic beverage category of the commercial beverages industry in which we compete is highly competitive. We face competitors that differ not only between our North American and European territories, but also within individual markets in these territories. Moreover, competition exists not only in this category but also between the non-alcoholic and alcoholic categories.

Marketing, breadth of product offering, new product and package innovations, and pricing are significant factors affecting our competitive position, but the consumer and customer goodwill associated with our products' trademarks is our most favorable factor. Other competitive factors include distribution and sales methods, merchandising productivity, customer service, trade and community relationships, the management of sales and promotional activities, and access to manufacturing and distribution. Management of cold drink equipment, including vending and cooler merchandising equipment, is also a competitive factor. We face strong competition by companies that produce and sell competing products to a concentrated retail sector where buyers are able to choose freely between our products and those of our competitors.

In 2002, our sales represented approximately 13% of total nonalcoholic beverage sales in our North American territories and approximately 8% of total nonalcoholic sales in our European territories. Sales of our products compared to combined alcoholic and nonalcoholic beverage products in our territories would be significantly less.

Our competitors include the local bottlers of competing products and certain of our customers that have private label products. For example, we compete with bottlers of products of PepsiCo, Inc., Cadbury Schweppes plc, Nestle S.A., Groupe Danone, Kraft Foods Inc., and private label products including those of certain of our customers. In certain of our territories, we sell products we compete against in other territories; however, in all our territories our primary business is the manufacture, distribution, and sale of products of The Coca-Cola Company. Our primary competitor in each territory may vary, but within North America, our predominant competitors are The Pepsi Bottling Group, Inc. and Pepsi Americas, Inc.

                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance we referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with our operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are:

   -  An inability to achieve price increases,

   -  an inability to achieve cost savings,

   - marketing and promotional programs that result in lower than expected volume,

   -  efforts to manage price that adversely affect volume,

   -  an inability to meet performance requirements for funding from TCCC,

   -  the cancellation or amendment of existing funding programs with TCCC,

   - material changes from expectations in the costs of raw materials and ingredients,

   - an inability to achieve the expected timing for returns on cold drink equipment expenditures,

   - an inability to place cold drink equipment at required levels under our Jumpstart programs with TCCC,

   - an inability to meet volume growth requirements on an annual basis under the SGI program with TCCC,

   -  an  unfavorable  outcome  from  the  European  Union  investigation,   the
      California wage and hour case, the Texas unfair marketing practices case, or the Riverwood/Mead patent infringement case,

   - material changes in assumptions used in completing impairment analyses of intangible assets,

   - an inability to meet projections for performance in recently acquired territories,

   - potential assessment of additional taxes resulting from audits conducted by tax authorities,

   -  unfavorable interest rate and currency fluctuations,

   - competitive pressures that may cause channel and product mix to shift from more profitable cold drink channels and packages,

   -  weather conditions in markets we serve,

   -  potential for market recalls of products,

   -  unfavorable market performance on our pension plan assets,

   -  and changes in debt rating.

In addition to the above cautionary statements, all forward-looking statements contained herein should be read in conjunction with the cautionary statements found on page 73 of our Annual Report for the fiscal year ended December 31, 2002.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In May 2003 our subsidiary, BCI Coca-Cola Bottling Company of Los Angeles, paid $182,377 to settle its liability as a potentially responsible party for the Gibson Environmental Superfund Site in Bakersfield, California.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):


                                                                INCORPORATED BY
EXHIBIT                                                            REFERENCE
 NUMBER                      DESCRIPTION                       OR FILED HEREWITH
-------   --------------------------------------------------   -----------------

 3(II)    Bylaws of Coca-Cola Enterprises Inc. as amended       Filed herewith.
          through July 15, 2003.

  10.1    Employment Agreement between Coca-Cola Enterprises    Filed herewith.
          Inc. and Dominique Reiniche, dated as of April 23,
          2003.


  10.2    Consulting Agreement between Coca-Cola Enterprises    Filed herewith.
          Inc. and Norman P. Findley, III, dated as of May
          15, 2003.

   12     Earnings to Combined Fixed Charges and Preferred      Filed herewith.
          Stock Dividends.

  31.1    Certificate of Lowry F. Kline, filed pursuant to      Filed herewith.
          Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2    Certificate of Patrick J. Mannelly, filed pursuant    Filed herewith.
          to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1    Certificate of Lowry F. Kline, furnished pursuant     Furnished herewith.
          to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2    Certificate of Patrick J. Mannelly, furnished         Furnished herewith.
          pursuant to Section 906 of the Sarbanes-Oxley Act
          of 2002.


(b) Reports on Form 8-K:

During second-quarter 2003, we filed the following current reports on Form 8-K:

   DATE OF REPORT                             DESCRIPTION
--------------------    --------------------------------------------------------
April 2, 2003           Press  release  announcing   first-quarter  2003  volume
                        growth and full-year 2003 financial outlook (Items 7 and 9). Filed April 2, 2003.

April 17, 2003          Press release  announcing  webcast of first-quarter 2003
                        earning conference call (Items 7 and 9). Filed April 22,
                        2003.

April 23, 2003          Press  release  announcing  first-quarter  2003  results
                        (Items 7 and 9). Filed April 24, 2003.

May 14, 2003            Press  release   announcing   webcast  to  analysts  and
                        investors on May 19, 2003 (Items 7 and 9). Filed May 14,
                        2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               COCA-COLA ENTERPRISES INC.
                               (Registrant)

Date: August 11, 2003          /s/ Patrick J. Mannelly
                               -------------------------------------------------
                               Patrick J. Mannelly
                               Senior Vice President and Chief Financial Officer



Date: August 11, 2003          /s/ Rick L. Engum
                               -------------------------------------------------
                               Rick L. Engum
                               Vice President, Controller and
                                 Principal Accounting Officer