Form 10-Q
period 2003-09-26
COCA COLA ENTERPRISES INC
filed 2003-10-31
CIK 804055

COCA-COLA ENTERPRISES INC.



                                    FORM 10-Q


                                QUARTERLY REPORT


                    FOR THE QUARTER ENDED SEPTEMBER 26, 2003


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

                for the quarterly period ended September 26, 2003

                                       or

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

     454,902,272 Shares of $1 Par Value Common Stock as of October 27, 2003

================================================================================





                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 26, 2003




                                      INDEX



                                                                                                              Page
                                                                                                             -------

                                           PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Income Statements for the Quarters
                  ended September 26, 2003 and September 27, 2002.....................................          1

              Condensed Consolidated Income Statements for the Nine Months
                  ended September 26, 2003 and September 27, 2002.....................................          2

              Condensed Consolidated Balance Sheets as of September 26, 2003
                  and December 31, 2002...............................................................          3

              Condensed Consolidated Statements of Cash Flows for the Nine Months
                  ended September 26, 2003 and September 27, 2002.....................................          5


              Notes to Condensed Consolidated Financial Statements....................................          6

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................................         20


Item 3.       Quantitative and Qualitative Disclosures About Market Risk..............................         35


Item 4.       Controls and Procedures.................................................................         35


                                            PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.......................................................................         36

Item 6.       Exhibits and Reports on Form 8-K........................................................         36

Signatures..........................................................................................           38


Part I.    Financial Information

Item 1.    Financial Statements



                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (Unaudited; in millions except per share data)


                                                                                          Quarter ended
                                                                               -------------------------------------
                                                                                 September 26,      September 27,
                                                                                     2003               2002
                                                                               ------------------ ------------------

Net Operating Revenues........................................................    $   4,734          $  4,328
Cost of sales, transactions with The Coca-Cola Company
     $1,195 and $1,179, respectively..........................................        2,778             2,548
                                                                                    --------           -------

Gross Profit..................................................................        1,956             1,780
Selling, delivery, and administrative expenses................................        1,432             1,339
                                                                                    --------           -------

Operating Income..............................................................          524               441
Interest expense, net.........................................................          150               166
Other nonoperating (expense) income, net......................................           (2)                2
                                                                                    --------           -------

Income Before Income Taxes....................................................          372               277
Income tax expense............................................................          113                86
                                                                                    --------           -------

Net Income....................................................................          259               191
Preferred stock dividends.....................................................            -                 1
                                                                                    --------           -------

                                                                                  $     259          $    190
Net Income Applicable to Common Shareowners...................................      ========           =======

                                                                                  $    0.57          $   0.42
Basic Net Income Per Share Applicable to Common Shareowners...................      ========           =======


                                                                                  $    0.56          $   0.42
Diluted Net Income Per Share Applicable to Common Shareowners.................      ========           =======


                                                                                  $    0.04          $   0.04
Dividends Per Share Applicable to Common Shareowners..........................      ========           =======





See Notes to Condensed Consolidated Financial Statements.


                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (Unaudited; in millions except per share data)


                                                                                        Nine Months ended
                                                                               -------------------------------------
                                                                                 September 26,      September 27,
                                                                                     2003               2002
                                                                               ------------------ ------------------

Net Operating Revenues........................................................    $   13,018         $  12,028
Cost of sales, transactions with The Coca-Cola Company
     $3,333 and $3,159, respectively..........................................         7,616             7,081
                                                                                    ---------          --------

Gross Profit..................................................................         5,402             4,947
Selling, delivery, and administrative expenses................................         4,172             3,834
                                                                                    ---------          --------

Operating Income..............................................................         1,230             1,113
Interest expense, net.........................................................           446               495
Other nonoperating income, net................................................             4                 3
                                                                                    ---------          --------

Income Before Income Taxes....................................................           788               621
Income tax expense............................................................           241               205
                                                                                    ---------          --------

Net Income....................................................................           547               416
Preferred stock dividends.....................................................             2                 2
                                                                                    ---------          --------

                                                                                  $      545         $     414
Net Income Applicable to Common Shareowners...................................      =========          ========

                                                                                  $     1.20         $    0.92
Basic Net Income Per Share Applicable to Common Shareowners...................      =========          ========


                                                                                  $     1.19         $    0.91
Diluted Net Income Per Share Applicable to Common Shareowners.................      =========          ========


                                                                                  $     0.12         $    0.12
Dividends Per Share Applicable to Common Shareowners..........................      =========          ========






See Notes to Condensed Consolidated Financial Statements.




                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)



                                                                                   September 26,      December 31,
                                     ASSETS                                            2003              2002
                                                                                 -----------------  ---------------
                                                                                   (Unaudited)
Current
   Cash and cash investments, at cost approximating market......................   $      172        $       68
   Trade accounts receivable, less allowance reserves of $50 and $60,
     respectively...............................................................        1,878             1,661
   Amounts receivable from The Coca-Cola Company, net ..........................           76                20
   Inventories:
     Finished goods.............................................................          554               464
     Raw materials and supplies.................................................          263               255
                                                                                     ---------         ---------
                                                                                          817               719
   Current deferred income tax assets...........................................           25                51
   Prepaid expenses and other current assets....................................          330               325
                                                                                     ---------         ---------
       Total Current Assets.....................................................        3,298             2,844

Property, Plant, and Equipment
   Land.........................................................................          434               424
   Buildings and improvements...................................................        1,958             1,869
   Machinery and equipment......................................................       10,337             9,552
                                                                                     ---------         ---------
                                                                                       12,729            11,845
   Less allowances for depreciation.............................................        6,434             5,638
                                                                                     ---------         ---------
                                                                                        6,295             6,207
   Construction in progress.....................................................          156               186
                                                                                     ---------         ---------
     Net Property, Plant, and Equipment.........................................        6,451             6,393

Goodwill........................................................................          578               578

License Intangible Assets.......................................................       13,718            13,450

Long-Term Customer Contracts and Other Noncurrent Assets........................        1,146             1,110
                                                                                     ---------         ---------
                                                                                   $   25,191        $   24,375
                                                                                     =========         =========







See Notes to Condensed Consolidated Financial Statements.



                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In millions except share data)



                                                                                  September 26,      December 31,
                      LIABILITIES AND SHAREOWNERS' EQUITY                              2003              2002
                                                                                 -----------------  ---------------
                                                                                   (Unaudited)
Current
   Accounts payable and accrued expenses........................................   $    2,730        $    2,588
   Deferred cash payments from The Coca-Cola Company............................           83                80
   Current portion of long-term debt............................................        1,184               787
                                                                                     ---------         ---------
       Total Current Liabilities................................................        3,997             3,455

Long-Term Debt, Less Current Maturities.........................................       10,696            11,236

Retirement and Insurance Programs and Other Long-Term Obligations...............        1,339             1,372

Deferred Cash Payments from The Coca-Cola Company...............................          370               426

Long-Term Deferred Income Tax Liabilities.......................................        4,744             4,539

Shareowners' Equity
   Preferred stock..............................................................            -                37
   Common stock, $1 par value - Authorized - 1,000,000,000 shares;
      Issued - 461,154,608 and 458,215,369 shares, respectively.................          461               458
   Additional paid-in capital...................................................        2,598             2,581
   Reinvested earnings..........................................................        1,130               639
   Accumulated other comprehensive income (loss)................................          (58)             (236)
   Common stock in treasury, at cost - 6,415,732 and 8,515,072 shares,
      respectively..............................................................          (86)             (132)
                                                                                     ---------         ---------
       Total Shareowners' Equity................................................        4,045             3,347
                                                                                     ---------         ---------
                                                                                   $   25,191        $   24,375
                                                                                     =========         =========





See Notes to Condensed Consolidated Financial Statements.



                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)


                                                                                        Nine Months ended
                                                                               -------------------------------------
                                                                                 September 26,       September 27,
                                                                                     2003                2002
                                                                               -----------------   -----------------
Cash Flows From Operating Activities
   Net income.................................................................   $      547         $      416
   Adjustments to reconcile net income to net cash derived from operating activities:
     Depreciation.............................................................          756                711
     Amortization.............................................................           66                 56
     Deferred income tax expense..............................................          167                133
     Deferred cash payments from The Coca-Cola Company........................          (61)               (64)
     Pension contributions in excess of expense...............................         (111)               (34)
     Net changes in current assets and current liabilities....................         (345)              (128)
     Other....................................................................           51                 14
                                                                                   ---------          ---------
   Net cash derived from operating activities.................................        1,070              1,104

Cash Flows From Investing Activities
   Investments in capital assets..............................................         (702)              (661)
   Proceeds from fixed asset disposals, $58 from The Coca-Cola
      Company in 2003.........................................................           83                  9
   Cash investments in bottling operations, net of cash acquired..............          (13)               (26)
   Other investing activities.................................................          (43)               (39)
                                                                                   ---------          ---------
   Net cash used in investing activities......................................         (675)              (717)

Cash Flows From Financing Activities
   Net increase (decrease) in commercial paper................................          152               (406)
   Issuances of debt..........................................................          365              1,704
   Payments on long-term debt.................................................         (815)            (1,021)
   Cash dividend payments on common and preferred stock.......................          (38)               (38)
   Cash received from stock option exercises..................................           17                 19
   Cash received from settlement of interest rate swap........................           28                  -
                                                                                   ---------          ---------
   Net cash (used in) derived from financing activities.......................         (291)               258
                                                                                   ---------          ---------

Net Increase in Cash and Cash Investments.....................................          104                645
   Cash and cash investments at beginning of period...........................           68                284
                                                                                   ---------          ---------

Cash and Cash Investments at End of Period....................................   $      172         $      929
                                                                                   =========          =========






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

Upon adoption of EITF 02-16 in the first quarter of 2003, we classified the following amounts in the 2002 income statement as reductions in cost of sales: approximately $234 million and $649 million of direct marketing support from The Coca-Cola Company (TCCC) and other licensors previously included in net operating revenues, and approximately $28 million and $64 million of cold drink equipment placement funding from TCCC previously included as a reduction in selling, delivery, and administrative expenses for the quarter and nine months ended September 27, 2002, respectively. We also classified in net operating revenues $13 million and $38 million of net payments for dispensing equipment repair services received from TCCC, previously included in selling, delivery, and administrative expenses for the quarter and nine months ended September 27, 2002, respectively.

Note C - Seasonality of Business

Operating results for the third quarter and nine months ended September 26, 2003 are not indicative of results that may be expected for the year ending December 31, 2003 because of business seasonality. Business seasonality results from a combination of higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note D - Income Taxes

Our effective tax rate was 31% for the first nine months of 2003 and 33% for the first nine months of 2002. These rates include the net benefit of settling various income tax related items, offset by income tax accruals, of $11 million in 2003 and $4 million in 2002. A reconciliation of the income tax provisions at the statutory federal rate to our actual income tax provisions follows (in millions):


                                                                          Nine Months ended
                                                               ----------------------------------------
                                                                 September 26,         September 27,
                                                                     2003                  2002
                                                               ------------------    ------------------
U.S. federal statutory expense................................     $  276                $  217
State expense, net of federal expense.........................         12                     6
Impact of lower taxes on European and Canadian
   operations, net............................................        (54)                  (28)
Valuation allowance provision.................................          5                     5
Nondeductible items...........................................         13                     9
Settlement of tax items.......................................        (11)                   (4)
                                                                     -----                 -----
                                                                   $  241                $  205
                                                                     =====                 =====

Note E - Long-Term Debt
Total long-term debt balances summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):


                                                                       September 26,       December 31,
                                                                           2003                2002
                                                                     ------------------   ----------------
U.S. dollar commercial paper (weighted average rates of 1.1% and
   1.4%).........................................................     $   1,458          $    1,415
Euro commercial paper (weighted average rates of 2.2% and 3.0%)..           312                 242
Canadian dollar commercial paper (weighted average rate of 2.8%).           172                  87
U.S. dollar notes due 2004-2037 (weighted average rate of 3.5%)..         4,034               4,059
Euro and pound sterling notes due 2003-2021 (weighted average
   rates of 5.9% and 6.5%)(A)....................................         1,397               1,498
Canadian dollar notes due 2003-2009 (weighted average rates of
   5.4% and 4.7%)(B).............................................           401                 536
U.S. dollar debentures due 2012-2098 (weighted average rate of
   7.4%).........................................................         3,783               3,783
U.S. dollar zero coupon notes due 2020 net of unamortized
   discount of $469 and $478 (rate of 8.35%).....................           160                 151
Various foreign currency debt arrangements......................             90                 172
Additional debt..................................................            73                  80
                                                                        --------           ---------
       Total long-term debt                                           $  11,880          $   12,023
                                                                        ========           =========

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

(B) In March 2003, approximately $65 million in Canadian dollar notes matured. In July 2003, approximately $129 million in Canadian dollar notes matured.

At September 26, 2003 and December 31, 2002, approximately $2.4 billion and $2.3 billion, respectively, of borrowings due in the next 12 months, including commercial paper balances outstanding, are classified as maturing after one year due to our intent and ability through our credit facilities to refinance these borrowings on a long-term basis.

At September 26, 2003 and December 31, 2002, we had $3.3 billion and $3.2 billion, respectively, of amounts available under domestic and international credit facilities. These facilities serve as back-up to our domestic and international commercial paper programs and support working capital needs. At September 26, 2003, we had no short-term borrowings outstanding under domestic and international credit facilities. At December 31, 2002, we had $53 million of short-term borrowings outstanding under these facilities.

On September 29, 2003, we issued $500 million under registration statements with the Securities and Exchange Commission. This debt issuance was comprised of $250 million of 2.5% notes due 2006 and $250 million of 4.25% notes due 2010. Proceeds were used to pay down commercial paper as we took advantage of the low interest rate environment to fix a greater portion of our debt portfolio.

After the September 29, 2003 issuances, we had $6.7 billion of amounts available under our public debt facilities which could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. After the September 29, 2003 issuances, we had available for issuance (i) $3.2 billion available under registration statements with the Securities and Exchange Commission, (ii) $2.1 billion in debt securities under a Euro Medium-Term Note Program, and (iii) $1.4 billion ($2.0 billion Canadian) in Canadian dollar debt securities under a Canadian Medium-Term Note Program. The registration statement we filed with the Securities and Exchange Commission in October 2002 to increase the amounts of registered debt securities available for issuance by $3.5 billion became effective in August 2003.

Aggregate maturities of long-term debt for the five twelve-month periods subsequent to September 26, 2003 and thereafter are as follows (in millions):
2004 - $1,184; 2005 - $2,227; 2006 - $743; 2007 - $866; 2008 - $297; and
thereafter - $6,563.

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

Note F - Preferred Stock
In connection with the 1998 acquisition of Great Plains Bottlers and Canners, Inc., we issued 401,528 shares of $1 par value voting convertible preferred stock ("Great Plains Series"). Prior to 2003, 35,000 shares of the Great Plains Series were converted into 154,778 shares of common stock. During the third quarter of 2003, the remaining 366,528 outstanding preferred shares were converted into 2,119,518 shares of common stock from treasury stock.

Note G - Stock-Based Compensation Plans
We granted approximately 7.9 million service-vested stock options to certain executive and management level employees during the first nine months of 2003. These options vest over a period of 3 years and expire 10 years from the date of grant. All of the options were granted at an exercise price equal to the fair market value of the stock on the grant date.

We also granted 1.24 million shares of restricted stock and 77,000 restricted stock units to certain employees during the first nine months of 2003. These awards vest upon continued employment for a period of at least 3 years.

An aggregate of 1.6 million shares of common stock were issued during the first nine months of 2003 from the exercise of stock options.

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

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note G - Stock-Based Compensation Plans (continued)

The following table illustrates the effect of stock-based employee compensation costs on reported net income applicable to common shareowners and also illustrates the effect on reported net income applicable to common shareowners and earnings per share as if compensation cost for our grants under stock-based compensation plans had been determined under FAS 123 for the quarters and nine months ended September 26, 2003 and September 27, 2002 (in millions, except per share data):


                                                   Quarter ended                         Nine Months ended
                                      ---------------------------------------- --------------------------------------
                                        September 26,        September 27,       September 26,       September 27,
                                             2003                2002                2003                2002
                                      ------------------- -------------------- ------------------  ------------------
Net income applicable to common
   shareowners before effects of
   stock-based employee compensation
   costs included in net income, net
   of tax............................     $    261           $      191           $     551          $    418
Deduct: Total stock-based employee
   compensation expense, net of tax,
   included in net income applicable
   to common shareowners.............           (2)                  (1)                 (6)               (4)
                                            -------            ---------            --------           -------
Net income applicable to common                259                  190                 545               414
   shareowners, as reported..........
Deduct: Incremental
   stock-based employee compensation
   expense determined under fair
   value based method for all
   awards, net of tax................          (16)                 (10)                (46)              (31)
                                            -------            ---------            --------           -------
Pro forma net income applicable to
   common shareowners................     $    243           $      180           $     499          $    383
                                            =======            =========            ========           =======

Net income per share
   applicable to common
   shareowners:

   Basic - as reported...............     $   0.57           $     0.42           $    1.20          $   0.92
                                            =======            =========            ========           =======
   Basic - pro forma.................     $   0.53           $     0.40           $    1.10          $   0.85
                                            =======            =========            ========           =======
   Diluted - as reported.............     $   0.56           $     0.42           $    1.19          $   0.91
                                            =======            =========            ========           =======
   Diluted - pro forma...............     $   0.53           $     0.39           $    1.09          $   0.84
                                            =======            =========            ========           =======

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

We enter into certain nonfunctional currency borrowings to hedge net investments in international subsidiaries. During the first nine months of 2003, the net amount recorded in comprehensive income (loss) related to these borrowings was a loss of approximately $46 million.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note I - Related Party Transactions

The following table presents transactions with The Coca-Cola Company (TCCC) in millions for the periods presented:



                                                     Quarter ended                       Nine Months ended
                                          ------------------------------------- -------------------------------------
                                           September 26,       September 27,      September 26,      September 27,
                                                2003               2002               2003               2002
                                          -----------------  ------------------ ------------------ ------------------
Amounts affecting net operating revenues:
   Fountain syrup and packaged product
     sales...............................   $     137           $      100        $     368           $      285
   Dispensing equipment repair services..          13                   13               40                   38
   Other transactions....................           3                    1               11                    3
                                              --------            ---------         --------            ---------
                                            $     153           $      114        $     419           $      326
                                              ========            =========         ========            =========

Amounts affecting cost of sales:
   Purchases of syrup and concentrate....   $  (1,207)          $   (1,186)       $  (3,397)          $   (3,245)
   Purchases of sweetener................         (82)                 (94)            (238)                (236)
   Purchases of finished products........        (155)                (145)            (414)                (349)
   Marketing support funding earned......         229                  218              647                  607
   Cold drink equipment placement
     funding earned......................          20                   28               61                   64
   Cost recovery from sale of hot-fill
     production facility.................           -                    -                8                    -
                                              --------            ---------         --------            ---------
                                            $  (1,195)          $   (1,179)       $  (3,333)          $   (3,159)
                                              ========            =========         ========            =========
Amounts affecting selling,
 delivery, and administrative
 expenses:
   Marketing programs                       $       1           $        -        $       2           $        -
   Operating expense reimbursements:
      Payable to TCCC....................          (4)                  (4)             (12)                 (13)
      Due from TCCC......................           8                    9               26                   26
                                              --------            ---------         --------            ---------
                                            $       5           $        5        $      16           $       13
                                              ========            =========         ========            =========


                          COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note I - Related Party Transactions (continued)

Of the $200 million available to be earned by us in 2003 under the Sales Growth Initiative (SGI) agreement with TCCC, $30 million is being recognized as sales are achieved. The remaining $170 million "Volume Growth Funding" is earned by attaining mutually established sales volume growth targets for brands owned by The Coca-Cola Company. The annual and quarterly target minimums are established for each program year through mutual agreement with TCCC based on expected sales volume. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, new brand introductions, and performance in excess of the previous year's performance. If these minimum targets are not met, the SGI agreement provides for penalties of $1 per equivalent case that are offset against the Volume Growth Funding of $170 million available under the program. Under the SGI agreement, quarterly funding commitments are advanced at the beginning of each quarter less penalties from any year-to-date shortfall to targets. We currently expect we will earn $130 million of the $170 million "Volume Growth Funding" available to us under the SGI agreement for 2003 after adjustments for penalties.

In applying the terms of the SGI agreement to our volume performance for the first nine months of 2003, we recognized approximately $39 million and $116 million of the 2003 Volume Growth Funding in the third quarter and first nine months of 2003, respectively. Nine month 2003 target minimums were not achieved resulting in an accrual of $11.5 million for penalties to be offset against future funding payments.

We participate in cooperative trade marketing arrangements (CTM) for the U.S. Coca-Cola system administered by TCCC. Beginning in 2002, we became responsible for all costs of the program in our territories, except for a limited number of specified customers. We transfer amounts to TCCC under the program for payment to customers. Pursuant to these arrangements, amounts paid or payable to TCCC for the nine months ended September 26, 2003 totaled $189 million.

Deferred cash payments from TCCC include amounts deferred under Jumpstart and other miscellaneous programs.

Support funding recognized under the Jumpstart programs with TCCC is shown as cold drink equipment placement funding in the table above. In the third quarter of 2003, we recognized approximately $20 million of Jumpstart funding as a reduction of cost of sales compared to $28 million for the third quarter of 2002. We recognized $61 million for the nine months ended September 26, 2003 compared to $64 million for the same period in 2002. We expect Jumpstart funding earned for full-year 2003 will approximate $76 million.

We continue to work with TCCC to develop and implement initiatives designed to achieve stronger marketing results, administrative efficiencies, and other synergies in our respective companies.

Note J - Geographic Operating Information

We operate in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On September 26, 2003, we operated in 46 states in the United States, the District of Columbia, all 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).

                          COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note J - Geographic Operating Information (continued)

The following presents net operating revenues for the nine months ended September 26, 2003 and September 27, 2002 and long-lived assets as of September 26, 2003 and December 31, 2002 by geographic territory (in millions):



                                                     2003                                2002
                                       ----------------------------------  ----------------------------------
                                             Net              Long-              Net              Long-
                                          Operating           Lived           Operating           Lived
                                          Revenues           Assets          Revenues(B)         Assets
                                       ----------------  ----------------  ----------------  ----------------
 North American....................     $      9,409      $     17,030      $       9,201      $     16,918
 European(A).......................            3,609             4,863              2,827             4,613
                                          -----------       -----------       ------------       -----------
 Consolidated......................     $     13,018      $     21,893      $      12,028      $     21,531
                                          ===========       ===========       ============       ===========



   (A) Great Britain contributed approximately 48% and 50% of European net operating revenues for the first nine months of 2003 and 2002, respectively, and at September 26, 2003 and December 31, 2002, represented approximately 63% and 65%, respectively, of European long-lived assets.
   (B) To conform to the current year presentation, approximately $523 million and $126 million of marketing support in North America and Europe, respectively, previously included in net operating revenues have been classified as reductions of cost of sales and $38 million of payments for dispensing equipment repair services in North America previously included in selling, delivery, and administrative expenses have been classified as net operating revenues under EITF 02-16.

We have no material amounts of sales or transfers between our North American and European territories and no significant United States export sales.

Note K - Restructuring and Other Charges

At December 31, 2002, the amount remaining to be paid for restructuring charges recognized for North America in 2001 and Great Britain in 2002 was $17 million. We made payments during the first nine months of 2003 totaling $11 million, including all remaining amounts related to Great Britain's 2002 restructuring. The remaining balance of $6 million at September 26, 2003 represents remaining severance benefits to be paid.

                          COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note L - Earnings Per Share

The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions):


                                                 Quarter ended                          Nine Months ended
                                     --------------------------------------   --------------------------------------
                                       September 26,       September 27,        September 26,      September 27,
                                           2003                2002                 2003                2002
                                     ------------------  ------------------   ------------------ -------------------
Net income .........................     $   259             $   191             $    547            $    416
Preferred stock dividends...........           -                   1                    2                   2
                                           ------              ------              -------             -------
Net income applicable to common
   shareowners......................     $   259             $   190             $    545            $    414
                                           ======              ======              =======             =======

Basic average common shares
   outstanding......................         454                 450                  453                 449
Effect of dilutive securities:
   Stock compensation awards........           6                   8                    7                   8
                                           ------              ------              -------             -------
Diluted average common shares
   outstanding......................         460                 458                  460                 457
                                           ======              ======              =======             =======
Basic net income per share
   applicable to common shareowners.     $  0.57             $  0.42             $   1.20            $   0.92
                                           ======              ======              =======             =======
Diluted net income per share
   applicable to common shareowners.     $  0.56             $  0.42             $   1.19            $   0.91
                                           ======              ======              =======             =======

The impact of the Great Plains Series preferred stock prior to the conversion in the third quarter of 2003, as discussed in Note F, is not included in our computations of diluted earnings per share because the effect would be antidilutive.


                          COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note M - Comprehensive Income (Loss)

The following table (in millions) presents a calculation of comprehensive income
(loss), comprised of net income and other adjustments. Other adjustments include currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, unrealized gains and losses on certain investments in debt and equity securities, changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges, and minimum pension liability adjustments, where applicable. We adjust for the income tax effect on all currency items excluding the impact of currency translations as earnings from subsidiaries domiciled outside of the U.S. are determined to be indefinitely reinvested.



                                                  Quarter ended                         Nine Months ended
                                      --------------------------------------  --------------------------------------
                                        September 26,       September 27,       September 26,       September 27,
                                            2003                2002                 2003               2002
                                      ------------------  ------------------  ------------------- ------------------

Net income...........................    $     259           $     191           $      547           $     416

Currency translations................          (36)                124                  236                 166

Hedges of net investments, net of tax            7                 (53)                 (46)                (69)

Unrealized (losses) gains on
   securities, net of tax............           (2)                  2                   (6)                  5

Realized gains on securities
   included in net income, net of tax            -                   -                   (2)                  -

Unrealized (losses) gains on cash
   flow hedges, net of tax...........            -                 (22)                   5                 (27)

Realized (gains) losses  on cash
   flow hedges, net of tax...........           (1)                 18                   (9)                 21
                                           --------            --------            ---------            --------

Net change to derive comprehensive
   income (loss) for the period......          (32)                 69                  178                  96
                                           --------            --------            ---------            --------

Comprehensive income (loss)..........    $     227           $     260           $      725           $     512
                                           ========            ========            =========            ========



                          COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note N - Commitments and Contingencies

We guarantee debt and other obligations of certain third parties. In North America, we guarantee repayment of indebtedness owed by PET (plastic) bottle manufacturing cooperatives. We also guarantee repayment of indebtedness owed by a vending partnership in which we have a limited partnership interest.

The following table presents amounts owed by third parties that we guarantee and amounts outstanding on these guarantees as of September 26, 2003 and December 31, 2002:

                                               Amounts Guaranteed                     Amounts Outstanding
                                     --------------------------------------- --------------------------------------
      Category         Expiration    September 26, 2003  December 31, 2002   September 26, 2003  December 31, 2002
-----------------  ---------------  ------------------- ------------------- ------------------- ------------------
Manufacturing
   cooperatives.....      2014              $   236            $    236           $    175           $    138
Vending partnership.    Renewable                25                  25                 19                 19
Other...............    Renewable                 1                   1                  1                  1
                                             -------            --------           --------           --------
                                            $   262            $    262           $    195           $    158
                                             =======            ========           ========           ========

Should we determine under FASB Interpretation No. 46 (FIN 46) "Consolidation of Variable Interest Entities, an Interpretation of ARB 51", currently required to be implemented on these entities as of December 31, 2003, we are required to consolidate the manufacturing cooperatives and vending partnership, our debt balances will increase by the amounts then owed by these entities.

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

In addition, we have issued letters of credit as collateral for claims incurred under self-insurance programs for workers' compensation and large deductible casualty insurance programs aggregating $276 million and letters of credit provided for operating activities aggregating $5 million.

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

In addition, we are also the subject of an investigation by Belgian competition law authorities for alleged infringement of competition laws in Belgium. These proceedings are subject to further review and we intend to continue to vigorously defend against an unfavorable outcome. At this time, it is not possible for us to determine the ultimate outcome of this matter.

                          COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note N - Commitments and Contingencies (continued)

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Our California subsidiary is vigorously defending against the claims but at this time it is not possible to predict the outcome.

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in unfair marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003; we and TCCC have applied to the Texas Supreme Court for leave to appeal to that court. We believe our accruals are adequate to cover the damages awarded by the trial court if its verdict is allowed to stand. The claims of the three remaining plaintiffs in this case remain to be tried and four additional competitors have filed similar claims against us. We have not provided for any potential awards under these additional claims. We intend to vigorously defend against these claims.

In June 2003 Riverwood International Corporation filed a patent infringement suit against MeadWestvaco Corporation in the United States District Court for the Northern District of Georgia. We currently hold a multi-year supply contract with MeadWestvaco for the supply of paperboard cartons, including the cartons known as the "fridge pack." Riverwood's suit seeks a preliminary injunction enjoining MeadWestvaco from supplying us with fridge pack packaging. MeadWestvaco has denied the material allegations of Riverwood's complaint and has opposed the preliminary injunction. We have indemnification rights against MeadWestvaco in the event we suffer monetary damages, and we have taken measures to ensure that we will have sufficient packaging available for our cans if the parties are unable to resolve the dispute and a preliminary injunction is granted against MeadWestvaco.

In addition to these cases outlined above, we are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of litigation matters, management believes, based on discussions with counsel, that any ultimate liability would not materially affect our financial position or liquidity.

We recognize funding previously received under the Jumpstart programs with TCCC as cold drink equipment is placed and over the period we have the potential requirement to move equipment. Under the programs, we agree to certain performance and reporting provisions. Should provisions of the programs not be satisfied, and alternative solutions not be agreed upon, the contract allows TCCC to pursue a partial refund of amounts previously paid. No refunds have ever been paid under these programs, and we believe the probability of a partial refund of amounts previously paid under the programs is remote. We believe we would in all cases resolve any matters that might arise with TCCC.

                          COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note N - Commitments and Contingencies (continued)

Under the Sales Growth Initiative (SGI) agreement with TCCC, we are eligible to receive up to $170 million of "Volume Growth Funding" in 2003 which is to be earned by attaining mutually established sales volume growth targets for brands owned by The Coca-Cola Company. The annual and quarterly target minimums are established for each program year through mutual agreements with TCCC based on expected sales volume. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, new brand introductions, and performance in excess of the previous year's performance. If these minimum targets are not met, the SGI agreement provides for penalties of $1 per equivalent case that are offset against the Volume Growth Funding of $170 million available under the program. Under the SGI agreement, quarterly funding commitments are advanced at the beginning of each quarter less penalties from any year-to-date shortfall to targets. We currently expect we will earn $130 million of the $170 million "Volume Growth Funding" available to us under the SGI agreement for 2003 after adjustments for penalties.

Our tax filings are routinely subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments or audits which may lead to assessments involving certain of our subsidiaries, including our subsidiary in Canada, that may not be resolved in the foreseeable future. We believe we have substantial defenses to the questions being raised and intend to pursue all legal remedies available if we are unable to reach a resolution with the authorities. We believe we have adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

On September 30, 2003, we reached a settlement agreement in principle related to our claims against our insurance carriers for the losses we incurred in the 1999 Belgian recall. Under the agreement, we are to receive $47.5 million upon the execution of a final settlement agreement in exchange for a release of our claims. We expect this to occur in the fourth quarter of 2003. We do not anticipate any additional recoveries associated with the product recall in Belgium.

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

Outlook

At the end of third-quarter 2003, we released 2003 operating results projections that project (i) consolidated full-year sales volume growth of 1% to 2% in 2003,
(ii) operating income in a range of $1.46 billion to $1.48 billion in 2003, compared to operating income of $1.36 billion in 2002, (iii) reported net income applicable to common shareowners for full-year 2003 of approximately $603 to $612 million, compared to reported net income applicable to common shareowners of $491 million in 2002, and (iv) reported earnings per diluted common share in a range of $1.31 to $1.33 in 2003, including a gain from the sale of a hot-fill manufacturing facility to The Coca-Cola Company, and net favorable tax items totaling $0.03 per share realized in the first nine months of 2003. These projections exclude the impact of the Belgian recall settlement proceeds and other potential fourth quarter events discussed below.

On September 30, 2003, we reached a settlement agreement in principle related to our claims against our insurance carriers for the losses we incurred in the 1999 Belgian recall. Under the agreement, we are to receive $47.5 million upon the execution of a final settlement agreement in exchange for a release of our claims. We expect this to occur in the fourth quarter of 2003. We do not anticipate any additional recoveries associated with the product recall in Belgium. We are evaluating other one-time items that could occur in the fourth-quarter that could reduce the impact on net income of these proceeds. Our earnings projections do not include any impact from these settlement proceeds or any impact resulting from other fourth quarter items that may offset this positive impact on our projected earnings in fourth-quarter 2003.

Project Pinnacle, our multi-year effort to redesign business processes and implement the SAP software platform is progressing favorably in achieving our objective of enhancing shareowner value by: (i) developing standard global processes, (ii) increasing information capabilities, and (iii) providing system flexibility. The project covers all functional areas of our business and is staffed with representatives from both Europe and North America. Our first stage of financial systems implementation was completed for Canada in October 2003 with complete roll-out of financial processes in North America projected to occur in third-quarter 2004. We anticipate our implementation of the initial phase will be executed over a five-year period ending in 2006. Including the costs of our internal resources assigned to the project, we project we will spend approximately $125 million in 2003, $80 million of which will be capital costs. The estimated capital costs of this project total approximately $215 million.

In third-quarter 2003, we continued migration of certain administrative, financial, and accounting functions for all of our North American divisions into a single shared services center. This consolidation has resulted in improved efficiencies, enhanced consistency in practices, and improved information delivery from common processes.

Management's Discussion and Analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.


                              RESULTS OF OPERATIONS


Overview

Our operating results in the third quarter of 2003 reflect continued strong year-over-year growth in Europe partially because of favorable weather conditions, meaningful pricing initiatives in North America and Europe, and moderating operating expense trends in North America. Third quarter 2003 currency-neutral bottle and can net price per case increased 1 1/2 % in North America and 3 1/2 % in Europe over the same period last year.

For the third quarter of 2003, net income applicable to common shareowners increased to $259 million, or $0.56 per diluted common share, including a $0.01 per share net benefit from the favorable resolution of tax items. This represents an increase of approximately 36% over net income applicable to common shareowners of $190 million for the same quarter last year. Operating income increased 19% over third quarter 2002 results to $524 million for third quarter 2003, impacted by strong growth in our European operations, favorable pricing results in both North America and Europe, and our ability to successfully manage operating expenses.

We are applying EITF 02-16 to all existing programs and amounts within all reported periods are classified consistently between periods. Upon adoption of EITF 02-16 we classified as a reduction in cost of sales approximately $234 million and $649 million of marketing funding previously included in net operating revenues and approximately $28 million and $64 million of cold drink equipment placement funding previously included as a reduction in selling, delivery, and administrative expenses for the third quarter and nine month period ended September 27, 2002, respectively. We also classified in net operating revenues $13 million and $38 million of net payments for dispensing equipment repair services received from TCCC, previously included in selling, delivery, and administrative expenses for the third quarter and nine month period ended September 27, 2002, respectively.

On September 30, 2003, we reached a settlement agreement in principle related to our claims against our insurance carriers for the losses we incurred in the 1999 Belgian recall. Under the agreement, we are to receive $47.5 million upon the execution of a final settlement agreement in exchange for a release of our claims. We expect this to occur in the fourth quarter of 2003. We do not anticipate any additional recoveries associated with the product recall in Belgium.


Net Operating Revenues

Our third quarter 2003 net operating revenues increased 9% to $4.7 billion. This increase was primarily a result of favorable currency exchange rate movement (4%), an increase in pricing (2 1/2%), and improved volume (2 1/2%). For the first nine months of 2003, the percentage of consolidated net operating revenues derived from our North American and European groups was 72% and 28%, respectively. In the third quarter and first nine months of 2003, Great Britain contributed approximately 48% of European revenues.

"Bottle and Can Net Pricing per Case" and "Currency-Neutral Bottle and Can Net Pricing per Case" are provided to assist in evaluation of bottle and can pricing trends in the marketplace and to distinguish the impact of foreign currency exchange rate changes to our operations. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances. Our bottle and can sales accounted for 91% of our net revenue for the first nine months of 2003. The following table presents the reconciliation of these measures to the change in net revenues per case for the third quarter and the first nine months of 2003. All per case percentage changes are rounded to the nearest 1/2% and are based on wholesale physical case volume.



                                            Third-Quarter 2003 Change               Nine-Months 2003 Change
                                       ------------------------------------- ---------------------------------------
                                                       North                                 North
                                          Total       America     Europe        Total       America       Europe
                                       ----------- ------------- ----------- ----------- -------------- ------------
Change in Net Revenues per Case........        6%      2 1/2%     15 1/2%          6%           2%        17 1/2%

   Impact of excluding post-mix and
      agency sales.....................        -           -           -         1/2          1/2            1/2
                                         --------     -------    --------       ------       ------      --------

Bottle and Can Net Pricing per Case....        6%      2 1/2%     15 1/2%      6 1/2%       2 1/2%            18%

   Impact of currency exchange rate
      changes..........................   (3 1/2)         (1)        (12)         (4)        (1/2)       (15 1/2)
                                         --------     -------    --------       ------       ------      --------
Currency-Neutral Bottle and Can Net
   Pricing per Case....................    2 1/2%      1 1/2%      3 1/2%      2 1/2%           2%         2 1/2%
                                         ========     =======    ========       ======       ======      ========


We earn revenues from products when the product is delivered or when we collect cash from vending machines. We earn funding from licensors as performance measures are met. We earn service revenues for equipment maintenance and production when services are performed.

Third quarter 2003 consolidated bottle and can net price per case increased 6% from the same quarter last year. On a currency-neutral basis, this increase was 2 1/2 %. Bottle and can net pricing per case, excluding the impact of currency exchange rate changes, increased 1 1/2% in North America and 3 1/2% in Europe for the quarter. These increases were due to our continued commitment to pricing initiatives in both North America and Europe.

We participate in various programs with customers to promote the sale of our products. Among our programs with customers are arrangements under which allowances may be earned by the customer for attaining agreed upon sales levels and/or for participating in specific marketing programs. We also participate in contractual arrangements providing us with pouring or vending rights in athletic venues, school districts, or similar venues. Coupon programs and under-the-cap promotions are also developed in various territories for the purpose of increasing sales by all customers. The cost of these programs, included as deductions in net operating revenues, totaled approximately $496 million and $445 million for the quarters ended September 26, 2003 and September 27, 2002, respectively. The increase in the cost of these programs is principally due to an increase in volume attributable to key customers.

Cost of Sales

"Bottle and Can Cost of Sales per Case" and "Currency-Neutral Bottle and Can Cost of Sales per Case" are provided to assist in evaluating cost trends for bottle and can products and to distinguish the impact of foreign currency exchange rate changes to our operations. These measures exclude the impact of fountain ingredient costs, as well as marketing credits and Jumpstart funding in order to isolate the change in bottle and can ingredient and packaging costs. The following table presents the reconciliation between these measures and change in cost of sales per case for the third quarter and the first nine months of 2003. All per case percentage changes are rounded to the nearest 1/2% and are based on wholesale physical case volume.



                                            Third-Quarter 2003 Change               Nine-Months 2003 Change
                                       ------------------------------------- ---------------------------------------
                                                       North                                 North
                                          Total       America     Europe        Total       America       Europe
                                       ---------- ------------ ------------- ------------ ------------ -------------
Change in Cost of Sales per Case.......    5 1/2%      2 1/2%         12%           5%           1%       15 1/2%
    Impact of excluding bottle and can
       marketing credits and Jumpstart
       funding.........................       (1)     (1 1/2)          -         (1/2)        (1/2)          1/2
    Impact of excluding cost of
       post-mix and agency sales.......      1/2         1/2           -            1          1/2             -
                                         -------     --------     -------     --------       ------      --------

 Bottle and Can Cost of Sales per Case..       5%      1 1/2%         12%       5 1/2%           1%           16%

    Impact of currency exchange rate
       changes.........................       (4)         (1)        (12)      (4 1/2)        (1/2)      (15 1/2)
                                         -------     --------     -------     --------       ------      --------
Currency-Neutral Bottle and Can Cost
   of Sales per Case...................        1%        1/2%          -%           1%         1/2%          1/2%
                                         =======     ========     =======     ========       ======      ========



Consolidated cost of sales per case increased 1% over the third quarter of 2002 on a currency-neutral basis. Our bottle and can cost of sales per case, on a currency-neutral basis, has increased 1/2% in North America and remained flat in Europe from the third quarter of 2002 to the third quarter of 2003. For the first nine months of the year, our bottle and can cost of sales per case has increased 1/2% in both North America and Europe, excluding the impact of currency exchange rate changes. For 2003, we continue to expect concentrate prices to increase 1% in North America and 2% in Europe.

Volume

Comparable volume results, as adjusted for one less selling day in the first quarter of 2003 and the acquisition of Chaudfontaine in the second quarter of 2003, are reconciled to volume changes for the third-quarter and first nine-month period of 2003 in the following table:



                                            Third-Quarter 2003 Change              Nine-Months 2003 Change
                                       ------------------------------------  --------------------------------------
                                                       North                                 North
                                          Total       America     Europe        Total       America       Europe
                                        ---------- ------------ -----------  ------------ ------------  ------------
Change in Volume.......................    3 1/2%       1/2%         12%      2 1/2%          1/2%           9%
    Impact of acquisitions.............       (1)         -          (2)         (1)         (1/2)          (2)
    Impact of selling day shift........        -          -           -         1/2           1/2          1/2
                                         -------     -------     -------     -------        ------       ------
Comparable Bottle and Can Volume.......    2 1/2%       1/2%         10%          2%          1/2%       7 1/2%
                                         =======     =======     =======     =======        ======       ======

Comparable volume growth for the first nine months of 2003 reflects the impact of a one-day reduction in the number of selling days in the first nine months of 2002 to equal the same number of days as the first nine months of 2003. Comparable volume computations for both the third quarter and the first nine months of 2002 are adjusted by including the additional volume attributable to Chaudfontaine, acquired in June 2003.

Consolidated comparable bottle and can volume for the third quarter of 2003 increased 2 1/2% over the same quarter last year. Volume in North America was up 1/2%. Strong sales of Dasani, solid growth in our diet portfolio, and growth in our lemon-lime category from the introduction of Sprite Remix were offset by slower sales of flavored drinks and overcoming the extraordinary volume generated by the introduction of Vanilla Coke in 2002. Strong volume increases in Belgium, Great Britain, and France contributed to comparable volume growth in Europe of 10%.

In North America, we continued to work through the hurdle of 2002 volume growth created by strong Minute Maid performance and by the introduction of Vanilla Coke. We benefited from very strong North American diet soft drink growth of 8% in the quarter, with improvement from diet Coke, up 5%, diet Cherry Coke, with volume more than double versus a year ago, and from diet Vanilla Coke, which has performed very steadily since its introduction in late 2002. In flavored soft drinks, Sprite Remix has proven a solid addition to our portfolio, with more than a third of its volume in our 20-ounce package. In packaging, we are expanding our distribution of 6-pack 24-ounce carbonated soft drink products with good consumer response. We are also steadily moving forward with the implementation of Fridge Pack throughout North America, which is now available in markets constituting more than 75% of our volume. Full-year North American volume is expected to remain essentially flat.

As discussed further in the following Contingencies section, in June 2003, Riverwood International Corporation filed a patent infringement suit seeking a preliminary injunction enjoining our supply of Fridge Pack packaging. We have taken measures to ensure we will have sufficient packaging available for our cans if the parties are unable to resolve the dispute and a preliminary injunction is granted against MeadWestvaco.

Third quarter 2003 European volume benefited from favorable weather for much of the quarter, success from the introductions of Vanilla Coke and diet Vanilla Coke and the success of local marketing programs. Carbonated soft drink volume for third quarter 2003 in Europe increased approximately 9% over third quarter 2002, with brand Coca-Cola growing 4%, diet Coke and Coca-Cola light growing approximately 10%, and Fanta, our third largest brand in Europe growing more than 11% on top of substantial growth in 2002. European volume is expected to grow 5% to 6% for full year 2003.

Selling, Delivery, and Administrative Expenses

The following table presents selling, delivery, and administrative expenses as a percentage of net operating revenues for the periods presented (in millions):


                                                Quarter ended                        Nine Months ended
                                     -------------------------------------  -------------------------------------
                                       September 26,      September 27,       September 26,      September 27,
                                           2003               2002                2003               2002
                                     ------------------ ------------------  ------------------ ------------------
Selling, Delivery, and
   Administrative Expenses........     $    1,432         $   1,339            $    4,172         $   3,834

Net Operating Revenues............     $    4,734         $   4,328            $   13,018         $  12,028

Selling, Delivery, and
   Administrative Expenses as a
   percentage of Net Operating
   Revenues.......................           30.2 %            30.9 %                32.0 %            31.9 %

The following table presents the impact of currency exchange rate changes on the change in selling, delivery, and administrative expenses from prior year for the periods presented:

                                                                               Third Quarter       Nine Months
                                                                                2003 Change        2003 Change
                                                                             ------------------ ------------------
Reported Change in Selling, Delivery, and Administrative Expenses..........         7     %            9     %
     Impact of currency exchange rate changes..............................        (3)                (3)
                                                                                 ---------          ---------
Currency-Neutral Change in Selling, Delivery, and Administrative Expenses..         4     %            6     %
                                                                                 =========          =========


On a currency-neutral basis, the increases for the quarter and nine months of 2003, respectively, reflect our commitment to closely manage our costs and moderate operating expense growth. The decline as a percentage of revenues in third quarter 2003 results from our increase in net revenues for third quarter 2003.

Interest Expense

Net interest expense for the third quarter of 2003 decreased 10% from the same period of 2002 to $150 million due to a decline in our weighted average cost of debt and a decline in our average debt balance. The weighted average interest rate for the first nine month period of 2003 was 5.0% compared to 5.5% for the first nine months of 2002.

Income Taxes

Our effective tax rate was 31% for the first nine months of 2003 and 33% for the first nine months of 2002. These rates include the net benefit of settling various income tax related items, offset by income tax accruals, of $11 million in 2003 and $4 million in 2002. Our effective tax rate for full-year 2003, projected to be 31%, reflects expected full-year 2003 pretax earnings combined with the net beneficial year-to-date items totaling $11 million and the beneficial tax impact of certain international operations. Our effective tax rate for the remainder of 2003 is dependent upon operating results and may change if the results for the year are different from current expectations.

Transactions with The Coca-Cola Company

The following table presents transactions with The Coca-Cola Company (TCCC) in millions for the periods presented:

                                                     Quarter ended                       Nine Months ended
                                          ------------------------------------- -------------------------------------
                                           September 26,       September 27,      September 26,      September 27,
                                                2003               2002               2003               2002
                                          -----------------  ------------------ ------------------ ------------------
Amounts affecting net operating revenues:
   Fountain syrup and packaged product
     sales...............................   $     137           $      100        $     368           $      285
   Dispensing equipment repair services..          13                   13               40                   38
   Other transactions....................           3                    1               11                    3
                                              --------            ---------         --------            ---------
                                            $     153           $      114        $     419           $      326
                                              ========            =========         ========            =========

Amounts affecting cost of sales:
   Purchases of syrup and concentrate....   $  (1,207)          $   (1,186)       $  (3,397)          $   (3,245)
   Purchases of sweetener................         (82)                 (94)            (238)                (236)
   Purchases of finished products........        (155)                (145)            (414)                (349)
   Marketing support funding earned......         229                  218              647                  607
   Cold drink equipment placement
     funding earned......................          20                   28               61                   64
   Cost recovery from sale of hot-fill
     production facility.................           -                    -                8                    -
                                              --------            ---------         --------            ---------
                                            $  (1,195)          $   (1,179)       $  (3,333)          $   (3,159)
                                              ========            =========         ========            =========
Amounts affecting selling,
 delivery, and administrative
 expenses:
   Marketing programs                       $       1           $        -        $       2           $        -
   Operating expense reimbursements:
      Payable to TCCC....................          (4)                  (4)             (12)                 (13)
      Due from TCCC......................           8                    9               26                   26
                                              --------            ---------         --------            ---------
                                            $       5           $        5        $      16           $       13
                                              ========            =========         ========            =========


Of the $200 million available to be earned by us in 2003 under the Sales Growth Initiative (SGI) agreement with TCCC, $30 million is being recognized as sales are achieved. The remaining $170 million "Volume Growth Funding" is earned by attaining mutually established sales volume growth targets for brands owned by The Coca-Cola Company. The annual and quarterly target minimums are established for each program year through mutual agreement with TCCC based on expected sales volume. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, new brand introductions, and performance in excess of the previous year's performance. If these minimum targets are not met, the SGI agreement provides for penalties of $1 per equivalent case that are offset against the Volume Growth Funding of $170 million available under the program. Under the SGI agreement, quarterly funding commitments are advanced at the beginning of each quarter less penalties from any year-to-date shortfall to targets. We currently expect we will earn $130 million of the $170 million "Volume Growth Funding" available to us under the SGI agreement for 2003 after adjustments for penalties.

In applying the terms of the SGI agreement to our volume performance for the first nine months of 2003, we recognized approximately $39 million and $116 million of the 2003 Volume Growth Funding in the third quarter and first nine months of 2003, respectively. Nine month 2003 target minimums were not achieved resulting in an accrual of $11.5 million for penalties to be offset against future funding payments.

We participate in cooperative trade marketing arrangements (CTM) for the U.S. Coca-Cola system administered by TCCC. Beginning in 2002, we became responsible for all costs of the program in our territories, except for a limited number of specified customers. We transfer amounts to TCCC under the program for payment to customers. Pursuant to these arrangements, amounts paid or payable to TCCC for the nine months ended September 26, 2003 totaled $189 million.

Deferred cash payments from TCCC include amounts deferred under Jumpstart and other miscellaneous programs.

Support funding recognized under the Jumpstart programs with TCCC is shown as cold drink equipment placement funding in the table above. In the third quarter of 2003, we recognized approximately $20 million of Jumpstart funding as a reduction of cost of sales compared to $28 million for the third quarter of 2002. We recognized $61 million for the nine months ended September 26, 2003 compared to $64 million for the same period in 2002. We expect Jumpstart funding earned for full-year 2003 will approximate $76 million.

We continue to work with TCCC to develop and implement initiatives designed to achieve stronger marketing results, administrative efficiencies, and other synergies in our respective companies.

Pensions and Other Postretirement Benefits

On September 12, 2003 the FASB issued an Exposure Draft related to Employers' Disclosures about Pensions and Other Postretirement Benefits. When issued, the new statement is expected to amend FASB Statements No. 87, 88, and 106 and replace FASB Statement No. 132. The following disclosures are based on recommendations included in the Exposure Draft. As provided by FAS 87, we revalue pension liabilities annually. Pension expense for the current year is based on the prior year-end valuation of liabilities and the expected average value of pension assets. The following tables outline significant assumptions used in the determination of pension obligations and expense:

Weighted-average assumptions used to determine benefit obligations at December
31:

                                       Pension Benefits       Other Benefits
                                      --------------------  --------------------
                                        2002       2001        2002       2001
                                      --------   --------   ---------  ---------
Discount Rate...................        6.8%       6.9%        7.0%       7.0%
Rate of compensation increase...        4.7%       4.8%          -          -

Weighted-average assumptions used to determine net cost for years ended December 31:

                                       Pension Benefits       Other Benefits
                                      --------------------  --------------------
                                        2003       2002        2003       2002
                                      --------   --------   ---------  ---------
Discount Rate.....................      6.8%       6.9%        7.0%       7.0%
Expected return on plan assets....      8.4%       9.2%          -          -
Rate of compensation increase.....      4.7%       4.8%          -          -

Components of Net Periodic Pension Costs are as follows:


                                                    Quarter ended                       Nine Months ended
                                         ------------------------------------- -------------------------------------
                                          September 26,      September 27,       September 26,      September 27,
                                               2003               2002               2003               2002
                                         ----------------- ------------------- ------------------ ------------------
Service cost............................   $      20           $      17        $       61           $      53
Interest cost...........................          28                  26                86                  76
Expected return on plan assets..........         (28)                (31)              (87)                (93)
Amortization............................           3                   -                 8                   1
                                             --------            --------         ---------            --------
Net periodic benefit cost...............   $      23           $      12        $       68           $      37
                                             ========            ========         =========            ========

Pension assets of the North American and UK plans represent approximately 95% of pension plan assets. Below is a summary of pension plan asset allocation of those assets at the end of the third quarters of 2003 and 2002 along with expected long-term rate of return by asset category.


                                                                                                  Weighted-Average
                                          Weighted Average                                            Expected
                                               Target                                                 Long-Term
            Asset Category                   Allocation               % of Plan Assets             Rate of Return
---------------------------------------- ------------------- ------------------------------------ ------------------
                                            September 26,     September 26,       September 27,
                                                2003             2003(A)             2002
                                         ------------------- ----------------- ------------------
Equity Securities......................           65%                68%                 61%               8.7%
Fixed Income Securities................           20                 24                  31                5.7
Real Estate............................            5                  3                   4                9.6
Other..................................           10                  5                   4               10.4
                                           ----------          ---------           ---------           --------
Total..................................          100%               100%                100%               8.3%
                                           ==========          =========           =========           ========

(A) The September 26, 2003 allocation of plan assets reflects the expected allocation of the contribution of $155 million made on September 15, 2003. The placement of that contribution is expected to be completed by December 31, 2003.

Our Fixed Income Securities portfolio is invested primarily in commingled funds and managed in terms of overall return expectations rather than matching duration against plan liabilities, therefore debt maturities are not significant to the plan performance.

Pension contributions were $184 million and $70 million for the nine months ended September 26, 2003 and September 27, 2002, respectively. Contributions for full-year 2003 are expected to be approximately $190 million while contributions for full-year 2002 were $76 million. Our policy is to fund the U.S. pension plans at a level to maintain, within established guidelines, the IRS defined 90% Current Liability Funded status. At January 1, 2003, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected Current Liability Funded status equal to or greater than 90%. In accordance with calculation guidelines, the January 1, 2003 Current Liability Funded status reflects the third quarter 2003 contributions as a receivable.



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

After the September 29, 2003 $500 million issuances, we had $6.7 billion of amounts available under our public debt facilities which could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. After the September 29, 2003 issuances, we had available for issuance (i) $3.2 billion available under registration statements with the Securities and Exchange Commission, (ii) $2.1 billion in debt securities under a Euro Medium-

Term Note Program, and (iii) $1.4 billion ($2.0 billion Canadian) in
Canadian dollar debt securities under a Canadian Medium-Term Note Program. The registration statement we filed with the Securities and Exchange Commission in October 2002 to increase the amounts of registered debt securities available for issuance by $3.5 billion became effective in August 2003.

In addition, we satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit in the countries in which we operate. At September 26, 2003 we had approximately $1.9 billion outstanding in commercial paper and approximately $3.3 billion available as a back-up to commercial paper under working capital lines of credit. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. After the September 29, 2003 $500 million issuances, our debt portfolio contained 70% fixed rate debt and 30% floating rate debt.


Summary of Cash Activities

Cash and cash investments increased $104 million during the first nine months of 2003 from net cash transactions. Our primary sources of cash for the first nine months of 2003 were operations, which provided $1,070 million, and proceeds from the issuance of debt aggregating $517 million. Our primary uses of cash were debt repayments totaling $815 million and capital expenditures totaling $702 million.

Operating Activities: Operating activities resulted in $1,070 million of net cash provided during the first nine months of 2003 compared to $1,104 million for the same period in 2002. Cash provided from operations was reduced by an increase in pension contributions of $114 million for the nine months ended September 26, 2003 as compared to the same period in 2002.

Investing Activities: Net cash used in investing activities resulted primarily from our continued capital investments. We expect full-year 2003 capital expenditures to total approximately $1.1 billion.

Financing Activities: We continue to refinance portions of our short-term borrowings as they mature with short-term and long-term fixed and floating rate debt. Exchange rate changes during the third quarter of 2003 resulted in a decrease in long-term debt of $23 million.



                               FINANCIAL CONDITION

Net accounts receivable increased 13% from December 31, 2002 to $1,878 million at September 26, 2003 primarily due to strong sales volume in Europe in third quarter 2003. Also, Belgium and France normally receive payments on the last working day of the calendar month, which was two working days after September's month end close. This caused a higher balance at September 26, 2003 as compared to December 31, 2002. Also, 3 points of the percentage increase from December 31, 2002 is due to exchange rate changes.

Inventory increased approximately 14% from December 31, 2002 to September 26, 2003. This increase is primarily due to the seasonality of our business. In addition, inventory balances in Europe increased in anticipation of planned revisions to production lines and maintenance to be performed in plants in the fourth quarter of 2003.

The increase in license intangible assets resulted from currency exchange rate changes.

The current portion of long-term debt increased from December 31, 2002 primarily due to the classification of a $500 million note maturing in April 2004 in current maturities. Total debt outstanding at third-quarter 2003 decreased as a result of net repayments of $333 million and increased as a result of translation differences of $190 million from year-end 2002.

For the first nine months of 2003, changes in currencies from currency translations and hedges of net investments resulted in net gains in comprehensive income of $190 million. As currency exchange rates change, translation of the income statements for our businesses outside of the United States into U.S. dollars affects the comparability of revenues and expenses between periods.


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

In addition, we are also the subject of an investigation by Belgian competition law authorities for alleged infringement of competition laws in Belgium. These proceedings are subject to further review and we intend to continue to vigorously defend against an unfavorable outcome. At this time, it is not possible for us to determine the ultimate outcome of this matter.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Our California subsidiary is vigorously defending against the claims but at this time it is not possible to predict the outcome.

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in unfair marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003; we and TCCC have applied to the Texas Supreme Court for leave to appeal to that court. We believe our accruals are adequate to cover the damages awarded by the trial court if its verdict is allowed to stand. The claims of the three remaining plaintiffs in this case remain to be tried and four additional competitors have filed similar claims against us. We have not provided for any potential awards under these additional claims. We intend to vigorously defend against these claims.

In June 2003 Riverwood International Corporation filed a patent infringement suit against MeadWestvaco Corporation in the United States District Court for the Northern District of Georgia. We currently hold a multi-year supply contract with MeadWestvaco for the supply of paperboard cartons, including the cartons known as the "fridge pack." Riverwood's suit seeks a preliminary injunction enjoining MeadWestvaco from supplying us with fridge pack packaging. MeadWestvaco has denied the material allegations of Riverwood's complaint and has opposed the preliminary injunction. We have indemnification rights against MeadWestvaco in the event we suffer monetary damages, and we have taken measures to ensure that we will have sufficient packaging available for our cans if the parties are unable to resolve the dispute and a preliminary injunction is granted against MeadWestvaco.

In addition to these cases outlined above, we are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of litigation matters, management believes, based on discussions with counsel, that any ultimate liability would not materially affect our financial position or liquidity.

We recognize funding previously received under the Jumpstart programs with TCCC as cold drink equipment is placed and over the period we have the potential requirement to move equipment. Under the programs, we agree to certain performance and reporting provisions. Should provisions of the programs not be satisfied, and alternative solutions not be agreed upon, the contract allows TCCC to pursue a partial refund of amounts previously paid. No refunds have ever been paid under these programs, and we believe the probability of a partial refund of amounts previously paid under the programs is remote. We believe we would in all cases resolve any matters that might arise with TCCC.

Under the Sales Growth Initiative (SGI) agreement with TCCC, we are eligible to receive up to $170 million of "Volume Growth Funding" in 2003 which is to be earned by attaining mutually established sales volume growth targets for brands owned by The Coca-Cola Company. The annual and quarterly target minimums are established for each program year through mutual agreements with TCCC based on expected sales volume. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, new brand introductions, and performance in excess of the previous year's performance. If these minimum targets are not met, the SGI agreement provides for penalties of $1 per equivalent case that are offset against the Volume Growth Funding of $170 million available under the program. Under the SGI agreement, quarterly funding commitments are advanced at the beginning of each quarter less penalties from any year-to-date shortfall to targets. We currently expect we will earn $130 million of the $170 million "Volume Growth Funding" available to us under the SGI agreement for 2003 after adjustments for penalties.

Our tax filings are routinely subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments or audits which may lead to assessments involving certain of our subsidiaries, including our subsidiary in Canada, that may not be resolved in the foreseeable future. We believe we have substantial defenses to the questions being raised and intend to pursue all legal remedies available if we are unable to reach a resolution with the authorities. We believe we have adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters.

On September 30, 2003, we reached a settlement agreement in principle related to our claims against our insurance carriers for the losses we incurred in the 1999 Belgian recall. Under the agreement, we are to receive $47.5 million upon the execution of a final settlement agreement in exchange for a release of our claims. We expect this to occur in the fourth quarter of 2003. We do not anticipate any additional recoveries associated with the product recall in Belgium.


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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity in certain instances. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 are to be applied by us in fourth quarter 2003. We participate in manufacturing cooperatives and have ownership in a vending partnership. Amounts owed by these entities at September 26, 2003 total $194 million as detailed in Note N. We are currently evaluating the implications of the adoption of FIN 46 on our financial position, cash flows, and results of operations. Should we determine under FIN 46 we are required to consolidate the manufacturing cooperatives and vending partnership, our debt balances will increase by the amounts then owed by these entities.

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

Marketing, breadth of product offering, new product and package innovations, and pricing are significant factors affecting our competitive position, but the consumer and customer goodwill associated with our products' trademarks is our most favorable factor. Other competitive factors include distribution and sales methods, merchandising productivity, customer service, trade and community relationships, the management of sales and promotional activities, and access to manufacturing and distribution. Management of cold drink equipment, including vending and cooler merchandising equipment, is also a competitive factor. We face strong competition by companies that produce and sell competing products to a concentrating retail sector where buyers are able to choose freely between our products and those of our competitors.

In 2002, our sales represented approximately 13% of total nonalcoholic beverage sales in our North American territories and approximately 8% of total nonalcoholic beverage sales in our European territories. Sales of our products compared to combined alcoholic and nonalcoholic beverage products in our territories would be significantly less.

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



                              CAUTIONARY STATEMENTS

Certain expectations and projections regarding future performance we referenced in this report are forward-looking statements. These expectations and projections are based on currently available competitive, financial, and economic data, along with our operating plans and are subject to future events and uncertainties. Among the events and uncertainties which could adversely affect future periods are:

o        An inability to achieve price increases,
o        an inability to achieve cost savings,
o marketing and promotional programs that result in lower than expected volume,
o        efforts to manage price that adversely affect volume,
o        an inability to meet performance requirements for funding from TCCC,
o        the cancellation or amendment of existing funding programs with TCCC,
o material changes from expectations in the costs of raw materials and ingredients,
o an inability to achieve the expected timing for returns on cold drink equipment expenditures,
o an inability to place cold drink equipment at required levels under our Jumpstart programs with TCCC,
o an inability to meet volume growth requirements on an annual basis under the SGI program with TCCC,
o an unfavorable outcome from the European Union investigation, the Belgian competition law investigation, the California wage and hour case, the Texas unfair marketing practices case, or the Riverwood/Mead patent infringement case,
o material changes in assumptions used in completing impairment analyses of intangible assets,
o        an inability to meet projections for performance,
o potential assessment of additional taxes resulting from audits conducted by tax authorities,
o        unfavorable interest rate and currency fluctuations,
o competitive pressures that may cause channel and product mix to shift from more profitable cold drink channels and packages,
o        weather conditions in markets we serve,
o        potential for market recalls of products,
o        unfavorable market performance on our pension plan assets,
o        and changes in debt rating.

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

Item 4. Controls and Procedures

We, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act.

Part II.   Other Information

Item 1.    Legal Proceedings

The civil enforcement action threatened by the City of San Diego against our subsidiary BCI Coca-Cola Bottling Company of Los Angeles has been settled by BCI's agreement to pay the city approximately $153,000. This matter, which was first reported in our first quarter 2003 Form 10-Q, arose out of an alleged discharge of product into a creek by a BCI can crushing unit. Final settlement documents are expected to be signed during the fourth quarter of 2003.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):


        Exhibit                                  Description                             Incorporated by Reference
         Number                                                                               or Filed Herewith
-------------------------    ----------------------------------------------------    ----------------------------------
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



(b) Reports on Form 8-K:

During third-quarter 2003, we filed the following current reports on Form 8-K:

Date of Report                          Description
-----------------   ------------------------------------------------------------
July 8, 2003        Press  release  announcing  webcast to analysts and
                    investors on July 16, 2003 (Items 7 and 9).  Filed July 9,
                    2003.

July 15, 2003       Press release announcing  election of James E. Copeland, Jr.
                    to Board of Directors and election of Paula G. Rosput as Audit Committee Chair (Items 5 and 7). Filed July 16, 2003.

July 16, 2003       Press  release  announcing  second  quarter 2003 results
                    (Items 7 and 9).  Filed July 16, 2003.

July 24, 2003       Reconciliation  of  non-GAAP   financial  measures  to  most
                    directly comparable financial measures calculated and presented in accordance with GAAP (Items 5 and 7). Filed
                    July 24, 2003.

August 28, 2003     Press  release   announcing  webcast  to  analysts  and
                    investors  on September 4, 2003 (Item 9).  Filed August 28,
                    2003.

September 4, 2003   Press release  announcing  that  management  will affirm the full-year 2003 financial outlook (Item 9).  Filed September
                    4, 2003.

September 19, 2003  Underwriting  agreement  dated  August 9, 2001 (Items 5 and
                    7).  Filed September 19, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           COCA-COLA ENTERPRISES INC.
                                                     (Registrant)



Date:    October 31, 2003                        /s/ Patrick J. Mannelly
                                                 ------------------------
                                                 Patrick J. Mannelly
                                                 Senior Vice President and
                                                 Chief Financial Officer




Date:    October 31, 2003                        /s/ Rick L. Engum
                                                 ------------------------
                                                 Rick L. Engum
                                                 Vice President, Controller and
                                                 Principal Accounting Officer