Form 10-K
period 2003-12-31
COCA COLA ENTERPRISES INC
filed 2004-03-11
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 01-09300

(Exact name of registrant as specified in its Charter)

Delaware	58-0503352
(State of Incorporation)	(IRS Employer Identification Number)

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

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of June 27, 2003 (assuming, for the sole purpose of this calculation, that all directors and executive officers of the registrant are “affiliates”) was $4,042,042,248 (based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange).

There were 458,934,427 shares of common stock outstanding as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Shareowners for the year ended December 31, 2003, are incorporated by reference in Parts I, II and IV.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 30, 2004 are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Introduction

Coca-Cola Enterprises Inc. at a glance

•	Producing and distributing nonalcoholic beverages

•	Serving a market of approximately 405 million consumers throughout North America, Great Britain, continental France, Belgium, the Netherlands, Luxembourg, and Monaco

•	Being the world’s largest Coca-Cola bottler, having acquired other bottlers since 1986 at an aggregate cost (including assumed and issued debt) of approximately $14.6 billion

•	Representing approximately 21% of Coca-Cola product volume worldwide

We were incorporated in Delaware in 1944 as a wholly owned subsidiary of The Coca-Cola Company. We have been a publicly traded company since 1986. The Coca-Cola Company owned approximately 37% of our common stock at December 31, 2003.

Our bottling territories in North America and Europe contained approximately 405 million people at the end of 2003. We sold approximately 43 billion bottles and cans (or 2.0 billion physical cases) throughout our territories in 2003. Products licensed to us through The Coca-Cola Company and its affiliates and joint ventures represented about 93% of this volume.

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

Relationship with The Coca-Cola Company

The Coca-Cola Company is our largest shareowner. Three of our sixteen directors are executive officers of The Coca-Cola Company.

We conduct our business primarily under agreements with The Coca-Cola Company. These agreements give us the exclusive right to produce, market, and distribute beverage products of The Coca-Cola Company in authorized containers in specified territories. These agreements provide The Coca-Cola Company with the ability, in its sole discretion, to establish prices, terms of payment, and other terms and conditions for our purchase of concentrates and syrups from The Coca-Cola Company. See “North American Beverage Agreements” and “European Beverage Agreements” below. Other significant transactions and agreements with The Coca-Cola Company include arrangements for cooperative marketing, advertising expenditures, purchases of sweeteners, strategic marketing initiatives, and, from time to time, acquisitions of bottling territories.

We and The Coca-Cola Company are looking at all aspects of our respective operations to ensure that we are operating in the most efficient and effective way possible. This analysis includes our supply chains, information services and sales organizations. In addition, our objective is to simplify our relationship and to better align our mutual economic interests, freeing up system resources to reinvest against our brands and to drive growth.

Territories

Our bottling territories in North America are located in 46 states of the United States, the District of Columbia, and all ten provinces of Canada. At December 31, 2003, these territories contained approximately 260 million people, representing about 79% of the population of the United States and 98% of the population of Canada.

Our bottling territories in Europe consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands. The aggregate population of these territories was approximately 145 million at December 31, 2003.

The revenue split between our North American and European operations was 73% and 27%, respectively. Great Britain contributed approximately 48% of European revenues in 2003.

Products

Our top five brands in North America in 2003:

Coca-Cola classic

Caffeine Free Diet Coke

Dasani

Diet Coke

Sprite

Our top five brands in Europe in 2003:

Coca-Cola

Diet Coke/Coke Light

Fanta

Schweppes

Sprite

We manufacture most of our finished product from syrups and concentrates that we buy from The Coca-Cola Company and other licensors.

We deliver most of our product directly to retailers for sale to the ultimate consumers, but for some products, in some territories, we distribute through wholesalers who deliver to retailers.

During 2003, our package mix (based on physical case volume) was as follows:

•	In North America:

62% cans

14% 20-ounce

13% 2-liter

11% other

•	In Europe:

37% cans

35% large PET (1-liter and greater)

13% 500-ml PET

15% other

Marketing

Programs

We rely extensively on advertising and sales promotions in marketing our products. The Coca-Cola Company and the other beverage companies that supply concentrates, syrups and finished products to us make advertising expenditures in all major media to promote sales in the local areas we serve. We also benefit from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements. Although The Coca-Cola Company is not obligated to provide marketing support under either the domestic or international beverage agreements, during 2003 it provided approximately $862 million in marketing support directly to us.

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

The agreement contains our commitment to purchase approximately 1.2 million cumulative units of vending equipment through 2008 and specifies the number of venders and manual equipment that must be purchased by us in each year during the term of the agreement. Our failure to purchase the number of venders or manual equipment in any year will not be a violation of the agreement if cumulative equipment purchases (venders and manual equipment) meet the aggregate target for the year, and the number of venders purchased during the year is at least equal to 80% of the venders required to be purchased during that year.

During the years 1999 through 2001, The Coca-Cola Company made quarterly base funding payments to us under the agreement to assist us in the construction of an infrastructure to support the increased rate of cold drink equipment placements. These payments totaled approximately $510 million.

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

We have substantially similar agreements in effect with affiliates of The Coca-Cola Company for our territories in Europe and Canada. The European agreement provided for the purchase of approximately 397,000 venders and aggregate payments to us of approximately 25.9 million euro and 44 million pounds sterling for periods from July 1, 1997 through December 31, 2000. The Canadian agreement provided for the purchase of approximately 243,000 units of cold drink equipment and aggregate payments to us of approximately CDN $112 million over substantially the same period.

We have received approximately $1.2 billion in payments under the programs since they began in 1994. No additional amounts are due.

No refunds have ever been paid under these programs, and we believe the probability of a partial refund of amounts previously paid under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs. We and The Coca-Cola Company have amended prior agreements to reflect, where appropriate, modified goals, and we believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart program.

Growth Initiative Program with The Coca-Cola Company.    We have an agreement with The Coca-Cola Company dated April 15, 2002, as amended March 11, 2003, concerning a program designed to increase profitable growth of The Coca-Cola Company’s brands within our territories.

Under the agreement, volume growth targets are set each year by agreement of the parties. If the agreed-upon volume growth targets are not met, the agreement provides for penalties of $1 per equivalent case that are offset against the available volume growth funding. Under the agreement, quarterly funding requirements are advanced at the beginning of each quarter, less penalties for any year-to-date shortfall to targets not previously offset against funded amounts. Exceeding goals will not result in additional volume growth funding; however, the number of cases by which we exceed the targets will be applied to reduce the requirements in the following year.

We recognized approximately $161 million of the $200 million available to us under the agreement for 2003. In 2004, the cash support available under the program is $195 million.

The annual funding available declines each year thereafter until 2007, when it becomes $150 million and remains at that level through 2009 and in any subsequent year during which the growth initiative program is in effect.

The Coca-Cola Company states in the agreement that it expects to contain concentrate price increases in a specified range until further notice. The agreement also provides that if our net wholesale price increase in North America falls significantly below any concentrate price increase imposed by The Coca-Cola Company, and if both parties agree that wholesale price increases in North America need to be significantly lower than the concentrate price increase imposed by The Coca-Cola Company and both companies agree that this is not solvable by any other means, then The Coca-Cola Company has agreed to “evaluate its allocation of resources to provide mutually agreeable assistance.” For our European territories, The Coca-Cola Company has agreed, until further notice, that concentrate price increases would not exceed our net wholesale price increases.

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

Transition Support Funding for Herb Coca-Cola.    The Coca-Cola Company has agreed to provide support payments for the marketing of certain brands of The Coca-Cola Company in the territories of Hondo Incorporated and Herbco Enterprises, Inc. acquired by us in July 2001. We received $14 million in 2003 and will receive $14 million annually through 2008, and $11 million in 2009. Payments received and earned under this agreement are not subject to being refunded to The Coca-Cola Company.

Seasonality

Sales of our products are seasonal, with the second and third calendar quarters accounting for higher sales volumes than the first and fourth quarters. Sales in the European bottling territories are more volatile because of the higher sensitivity of European consumption to weather conditions.

Large Customers

Approximately 54% of our North American bottle and can volume, and approximately 40% of our European bottle and can volume, is sold through the supermarket channel. The supermarket industry is in the process of consolidating, and a few chains control a significant amount of the volume. The loss of one or more chains as a customer could have a material adverse effect upon our business, but we believe that any such loss in North America would be unlikely, because of our products’ proven ability to bring retail traffic into the supermarket and the resulting benefits to the store, and because we are the only source for our bottle and can products within our exclusive territories. Within the European Union, however, our customers can order from any other Coca-Cola bottler within the European Union, some of which may have lower prices than our European bottlers.

Raw Materials

In addition to concentrates, sweeteners and finished product, we purchase carbon dioxide, glass and plastic bottles, cans, closures, post-mix (fountain syrup) packaging—such as plastic bags in cardboard boxes—and other packaging materials. We generally purchase our raw materials, other than concentrates, syrups and sweeteners, from multiple suppliers. The beverage agreements with The Coca-Cola Company provide that all authorized containers, closures, cases, cartons and other packages, and labels for the products of The Coca-Cola Company must be purchased from manufacturers approved by The Coca-Cola Company.

High fructose corn syrup is the principal sweetener used by us in the United States and Canada for beverage products, other than low-calorie products, of The Coca-Cola Company and other cross-franchise brands, although sugar (sucrose) was also used as a sweetener in Canada during 2003. During 2003, substantially all of our requirements for sweeteners in the United States were supplied through purchases by us from The Coca-Cola Company. In Europe, the principal sweetener is sugar from sugar beets, purchased from multiple suppliers. We do not separately purchase low-calorie sweeteners, because sweeteners for low-calorie beverage products of The Coca-Cola Company are contained in the syrup or concentrate we purchase from The Coca-Cola Company.

We currently purchase most of our requirements for plastic bottles in the United States from manufacturers jointly owned by us and other Coca-Cola bottlers, one of which is a production cooperative in which we participate. We are the majority shareowner of Western Container Corporation, a major producer of plastic bottles. In Canada, a merchant supplier is used. In Europe, we produce most of our plastic bottle requirements using preforms purchased from various merchant suppliers. We believe that ownership interests in certain suppliers, participation in cooperatives, and the self-manufacture of certain packages can serve to reduce or manage costs.

We, together with all other bottlers of Coca-Cola in the United States, are a member of the Coca-Cola Bottlers’ Sales & Services Company LLC (“CCBSS”), which is combining the purchasing volumes for goods and supplies of multiple Coca-Cola bottlers to achieve efficiencies in purchasing. CCBSS currently participates in procurement activities with other large Coca-Cola Bottlers worldwide. Through its Customer Business Solutions group, CCBSS also consolidates North American sales information for national customers.

We use no materials or supplies that are currently in short supply, although the supply of specific materials could be adversely affected by strikes, weather conditions, governmental controls or national emergencies.

North American Beverage Agreements

Pricing

Pursuant to the North American beverage agreements, The Coca-Cola Company establishes the prices charged to us for concentrates for beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages”), Allied Beverages (as defined below), noncarbonated beverages and post-mix. The Coca-Cola Company has no rights under the United States beverage agreements to establish the resale prices at which we sell our products.

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

Cola Beverage Agreements in the United States with The Coca-Cola Company

Exclusivity.    The Cola Beverage Agreements provide that we will purchase our entire requirements of concentrates and syrups for Coca-Cola Trademark Beverages from The Coca-Cola Company at prices, terms of payment and other terms and conditions of supply determined from time to time by The Coca-Cola Company in its sole discretion. We may not produce, distribute, or handle cola products other than those of The Coca-Cola Company. We have the exclusive right to distribute Coca-Cola Trademark Beverages for sale in authorized containers within our territories. The Coca-Cola Company may determine, in its sole discretion, what types of containers are authorized for use with products of The Coca-Cola Company.

Transshipping.    We may not sell Coca-Cola Trademark Beverages outside our territories.

Our Obligations.    We are obligated:

(a)    to maintain such plant and equipment, staff and distribution, and vending facilities as are capable of manufacturing, packaging and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in our territories;

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

We are required to meet annually with The Coca-Cola Company to present our marketing, management, and advertising plans for the Coca-Cola Trademark Beverages for the upcoming year, including financial plans showing that we have the consolidated financial capacity to perform our duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If we carry out our plans in all material respects, we will be deemed to have satisfied our obligations to develop, stimulate, and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured within 120 days of written notice of the failure, would give The Coca-Cola Company the right to terminate the Cola Beverage Agreements. If we at any time fail to carry out a plan in all material respects in any geographic segment of our territory, and if such failure is not cured within six months after written notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Beverage Agreement by eliminating the portion of the territory in which such failure has occurred.

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

Allied Beverage Agreements in the United States with The Coca-Cola Company

The Allied Beverages are beverages of The Coca-Cola Company, its subsidiaries, and joint ventures that are either carbonated beverages, but not Coca-Cola Trademark Beverages, or are certain noncarbonated beverages, such as Hi-C fruit drinks, and Nestea Cool. The Allied Beverage Agreements contain provisions that are similar to those of the Cola Beverage Agreements with respect to transshipping, authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Cola Beverage Agreements.

Exclusivity.    Under the Allied Beverage Agreements, we have exclusive rights to distribute the Allied Beverages in authorized containers in specified territories. Like the Cola Beverage Agreements, we have advertising, marketing, and promotional obligations, but without restriction for some brands as to the marketing of products with similar flavors as long as there is no manufacturing or handling of other products that would imitate, infringe upon or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and we have a right, but not an obligation, under each of the Allied Beverage Agreements (except under the Allied Beverage Agreements for Hi-C fruit drinks and carbonated Minute Maid beverages) to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Beverage Agreements.

Term and Termination.    Each Allied Beverage Agreement has a term of ten or fifteen years and is renewable by us for an additional ten or fifteen years at the end of each term. The initial term for many of our Allied Beverage Agreements expired in 1996 and substantially all were renewed. Renewal is at our option. We intend to renew substantially all the Allied Beverage Agreements as they expire. The Allied Beverage Agreements are subject to termination in the event we default. The Coca-Cola Company may terminate an Allied Beverage Agreement in the event of: (i) insolvency, bankruptcy, dissolution, receivership, or the like; (ii) termination of our Cola Beverage Agreement by either party for any reason; or (iii) any material breach of any of our obligations under the Allied Beverage Agreement that remains uncured after required prior written notice by The Coca-Cola Company.

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

Term.    Each of the Noncarbonated Beverage Agreements has a term of ten or fifteen years and is renewable by us for an additional ten years at the end of each term. The initial term for most of the Noncarbonated Beverage Agreements for Powerade will expire in 2004, for Nestea and Minute Maid juices and juice drinks in 2007, and for Dasani in 2015. Renewal is at our option.

Marketing and Other Support in the United States from The Coca-Cola Company

The Coca-Cola Company has no obligation under the Domestic Cola and Allied Beverage Agreements and Noncarbonated Beverage Agreements to participate with us in expenditures for advertising, marketing, and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2003. See “Marketing — Programs — Growth Initiative Program with The Coca-Cola Company.”

Post-Mix Sales and Marketing Agreements in the United States with The Coca-Cola Company

We have a distributorship appointment that ends on December 31, 2007 to sell and deliver the post-mix products of The Coca-Cola Company. The appointment is terminable by either party for any reason upon ten days’ written notice. Under the terms of the appointment, we are authorized to distribute such products to retailers for dispensing to consumers within the United States. Unlike the Domestic Cola and Allied Beverage Agreements, there is no exclusive territory, and we face competition not only from sellers of other such products but also from other sellers of such products (including The Coca-Cola Company). In 2003, we sold and/or delivered such post-mix products in all of our major territories in the United States. Depending on the territory, we are involved in the sale, distribution, and marketing of post-mix syrups in differing degrees. In some territories, we sell syrup on our own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, we are responsible for marketing post-mix syrup to certain segments of the business.

Beverage Agreements in the United States with Other Licensors

The beverage agreements in the United States between us and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the Domestic Cola and Allied Beverage Agreements as to use of trademarks and trade names, approved bottles, cans, and labels, sale of imitations and causes for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors in certain territories. Our agreements with subsidiaries of Cadbury Schweppes plc, which represented in 2003 approximately 7% of the beverages sold by us in the United States and the Caribbean, provide that the parties will give each other at least one year’s notice prior to terminating the agreement for any brand, and pay certain fees in some circumstances. Also, we have agreed that we would not cease distributing Dr Pepper brand products prior to December 31, 2005, or Canada Dry, Schweppes, or Squirt brand products prior to December 31, 2007. The termination provisions for Dr Pepper renew for five-year periods; those for the other Cadbury brands renew for three-year periods.

Canadian Beverage Agreements with The Coca-Cola Company

Our bottler in Canada produces, markets and distributes Coca-Cola Trademark Beverages, Allied Beverages and noncarbonated beverages of The Coca-Cola Company and Coca-Cola Ltd., an affiliate of The Coca-Cola Company (“Coca-Cola Beverage Products”), in its territories pursuant to license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company (“Canadian Beverage Agreements”). The Canadian Beverage Agreements are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transshipping, transfer restrictions, termination, and related matters but have certain significant differences from the Domestic Cola and Allied Beverage Agreements.

Exclusivity.    The Canadian Beverage Agreement for Coca-Cola Trademark Beverages gives us the exclusive right to distribute Coca-Cola Trademark Beverages in our territories in bottles authorized by Coca-Cola Ltd. We are also authorized on a nonexclusive basis to sell, distribute, and produce canned, pre-mix, and post-mix Coca-Cola Trademark Beverages in such territories. At present, there are no other authorized producers or distributors of canned, pre-mix, or post-mix Coca-Cola Trademark Beverages in our territories, and we have been advised by Coca-Cola Ltd. that there are no present intentions to authorize any such producers or distributors in the future. In general, the Canadian Beverage Agreement for Coca-Cola Trademark Beverages prohibits us from producing or distributing beverages other than the Coca-Cola Trademark Beverages unless Coca-Cola Ltd. has given us written notice that it approves the production and distribution of such beverages.

Pricing.    An affiliate of The Coca-Cola Company supplies the concentrates for the Coca-Cola Trademark Beverages and may establish and revise at any time the price of concentrates, the payment terms, and the other terms and conditions under which we purchase concentrates for the Coca-Cola Trademark Beverages. We may not require a deposit on any container used by us for the sale of the Coca-Cola Trademark Beverages unless we are required by law or approved by Coca-Cola Ltd. and, if a deposit is required, such deposit may not exceed the greater of the minimum deposit required by law or the deposit approved by Coca-Cola Ltd.

Term.    The Canadian Beverage Agreements for Coca-Cola Trademark Beverages expire on July 28, 2007, with provisions to renew for two additional terms of ten years each, provided generally that we have complied with and continue to be capable of complying with their provisions. We believe that our interdependent relationship with The Coca-Cola Company and the substantial cost and disruption to that company that would be caused by nonrenewals ensure that these agreements will be renewed upon expiration. Our authorizations to produce, distribute, and sell pre-mix and post-mix Coca-Cola Trademark Beverages may be terminated by either party on 90 days’ written notice.

Marketing and Other Support.    Coca-Cola Ltd. has no obligation under the Canadian Beverage Agreements to participate with us in expenditures for advertising, marketing, and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2003. See “Marketing —Programs — Growth Initiative Program with The Coca-Cola Company.”

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

European Beverage Agreements

European Beverage Agreements with The Coca-Cola Company

Our bottlers in Belgium, continental France, Great Britain, Monaco, and the Netherlands and our distributor in Luxembourg (the “European Bottlers”) operate in their respective territories under bottler and distributor agreements with The Coca-Cola Company and The Coca-Cola Export Corporation (the “European Beverage Agreements”). The European Beverage Agreements have certain significant differences, described below, from the beverage agreements in North America.

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

Pricing.    The European Beverage Agreements provide that the sales of concentrate, beverage base, and other goods to our European Bottlers are at prices which are set from time to time by The Coca-Cola Company in its sole discretion.

Term and Termination.    The European Beverage Agreements expire July 26, 2006 for Belgium, continental France and the Netherlands, February 10, 2007 for Great Britain, and January 30, 2008 for Luxembourg, unless terminated earlier as provided therein. If our European Bottlers have complied fully with the agreements during the initial term, are “capable of the continued promotion, development, and exploitation of the full potential of the business,” and request an extension of the agreement, an additional ten-year term may be granted at the sole discretion of The Coca-Cola Company. We believe that our interdependent relationship with The Coca-Cola Company and the substantial cost and disruption to that company that would be caused by nonrenewals ensure that these agreements will be renewed upon expiration. The Coca-Cola Company is given the right to terminate the European

Beverage Agreements before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of our European Bottlers or the occurrence of a default under the European Beverage Agreements which is not remedied within 60 days of written notice of the default by The Coca-Cola Company. The European Beverage Agreements may be terminated by either party in the event foreign exchange is unavailable or local laws prevent performance. They also terminate automatically, after a certain lapse of time, if any of our European Bottlers refuse to pay a beverage base price increase for the beverage “Coca-Cola.” The post-mix and pre-mix authorizations are terminable by either party with 90 days’ prior written notice.

European Supplemental Agreement with The Coca-Cola Company

In addition to the European Beverage Agreements described above, our European Bottlers (excluding the Luxembourg distributor), The Coca-Cola Company, and The Coca-Cola Export Corporation are parties to a supplemental agreement (the “European Supplemental Agreement”) with regard to our European Bottlers’ rights pursuant to the European Beverage Agreements. The European Supplemental Agreement permits our European Bottlers to prepare, package, distribute, and sell the beverages covered by any of our European Bottlers’ European Beverage Agreements in any other territory of our European Bottlers, provided that we and The Coca-Cola Company shall have reached agreement upon a business plan for such beverages. The European Supplemental Agreement may be terminated, either in whole or in part by territory, by The Coca-Cola Company at any time with 90 days’ prior written notice.

Marketing and Other Support in Europe from The Coca-Cola Company

The Coca-Cola Company has no obligation under the European Beverage Agreements to participate with us in expenditures for advertising, marketing, and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2003. See “Marketing — Programs — Growth Initiative Program with The Coca-Cola Company.”

Beverage Agreements in Europe with Other Licensors

The beverage agreements between us and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors. Those agreements contain restrictions generally similar in effect to those in the European Beverage Agreements as to the use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, planning, and causes for termination. As a condition to Cadbury Schweppes plc’s sale of its 51% interest in the British bottler to us in February 1997, we entered into agreements concerning certain aspects of the Cadbury Schweppes products distributed by the British bottler (the “Cadbury Schweppes Agreements”). These agreements impose obligations upon us with respect to the marketing, sale, and distribution of Cadbury Schweppes products within the British bottler’s territory. These agreements further require the British bottler to achieve certain agreed growth rates for Cadbury Schweppes brands and grant certain rights and remedies to Cadbury Schweppes if these rates are not met. These agreements also place some limitations upon the British bottler’s ability to discontinue Cadbury Schweppes brands, and recognize the exclusivity of certain Cadbury Schweppes brands in their respective flavor categories. The British bottler is given the first right to any new Cadbury Schweppes brands introduced in the territory. These agreements run through 2012 and are automatically renewed for a ten-year term thereafter unless terminated by either party. On July 30, 1999, The Coca-Cola Company announced that it had completed the acquisition of the Cadbury Schweppes beverage brands in, among other places, the United Kingdom. The Cadbury Schweppes beverage brands were not acquired in any other countries in which our European Bottlers operate. Some Cadbury Schweppes beverage brands were acquired by assignment and others by purchase of the entity owning the brand; both methods are referred to as “assignments” for purposes of this section. Pursuant to the acquisition, Cadbury Schweppes assigned the Cadbury Schweppes Agreements to an affiliate of The Coca-Cola Company. The assignment did not cause a substantive modification of the terms and conditions of the Cadbury Schweppes Agreements.

Effective January 30, 2004, the beverage agreement between our British bottler and Nestle Waters UK Ltd. and Nestle Waters for the distribution of Ashbourne, Buxton, Perrier, and Vittel natural mineral waters in Great Britain was terminated; our bottler has commenced distribution of the Dasani brand in that territory.

Competition

The nonalcoholic beverage category of the commercial beverages industry in which we compete is highly competitive. We face competitors that differ not only between our North American and European territories, but also within individual markets in these territories. Moreover, competition exists not only in this category but also between the nonalcoholic and alcoholic categories.

Marketing, breadth of product offering, new product and package innovations, and pricing are significant factors affecting our competitive position, but the consumer and customer goodwill associated with our products’ trademarks is our most favorable factor. Other competitive factors include distribution and sales methods, merchandising productivity, customer service, trade and community relationships, the management of sales and promotional activities, and access to manufacturing and distribution. Management of cold drink equipment, including vending and cooler merchandising equipment, is also a competitive factor. We face strong competition by companies that produce and sell competing products to a concentrating retail sector where buyers are able to choose freely between our products and those of our competitors.

In 2003, our sales represented approximately 13% of total nonalcoholic beverage sales in our North American territories and approximately 8% of total nonalcoholic beverage sales in our European territories. Sales of our products compared to combined alcoholic and nonalcoholic beverage products in our territories would be significantly less.

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

Employees

At December 31, 2003, we employed approximately 74,000 people — about 11,000 of whom worked in our European territories.

Approximately 19,000 of our employees in North America in about 170 different employee units are covered by collective bargaining agreements and approximately 8,000 of our employees in Europe are covered by local labor agreements. These bargaining agreements expire at various dates over the next seven years — including some in 2004 — but we believe that we will be able to renegotiate subsequent agreements upon satisfactory terms.

Governmental Regulation

Packaging

Anti-litter measures have been enacted in the United States in California, Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, and Vermont. Some of these measures prohibit the sale of certain beverages, whether in refillable or nonrefillable containers, unless a deposit is charged by the retailer for the container. The retailer or redemption center refunds all or some of the deposit to the customer upon the return of the container. The containers are then returned to the bottler, which, in most jurisdictions, must pay the refund and, in certain others, must also pay a handling fee. In California, a levy is imposed on beverage containers to fund a waste recovery system. In the past, similar legislation has been proposed but not adopted elsewhere, although we anticipate that additional jurisdictions may enact such laws. Massachusetts requires the creation of a deposit transaction fund by bottlers and the payment to the state of balances in that fund that exceed three months of deposits received, net of deposits repaid to customers and interest earned. Michigan also has a statute requiring bottlers to pay to the state unclaimed container deposits.

In Canada, soft drink containers are subject to waste management measures in each of the ten provinces. Seven provinces have forced deposit schemes, of which three have half-back deposit systems whereby a deposit is collected from the consumer and one-half of the deposit amount is returned upon redemption. In Manitoba, a levy is imposed only on beverage containers to fund a multi-material (Blue Box) recovery system. Prince Edward Island requires all soft drink beverages to be sold in refillable containers. In Ontario, a new funding formula has been approved by the provincial government under the Waste Diversion Act in which industries will be responsible for 50% of the costs of the waste managed in the curbside recycling system (Blue Box), and municipalities will account for the remaining 50% of the costs. Other regulations in Ontario, which are currently not being enforced by the government, require that sales by a bottler of soft drink beverages in refillable containers must meet a minimum percentage of total sales of soft drink beverages by such bottler in refillable and nonrefillable containers within that bottler’s sales areas. It is acknowledged that there is widespread industry noncompliance with such regulations.

The European Commission has issued a packaging and packing waste directive which has been incorporated into the national legislation of the European Union member states. At least 50% of our packages, by volume, distributed in the European Union must be recovered and at least 15% must be recycled. The legislation sets targets for the recovery and recycling of household, commercial, and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation.

We believe that it is likely that the regulations currently in place in the Netherlands, requiring the use of refillable plastic bottles for our products, may change during 2004 to allow the use of non-refillable packaging. If this occurs, this will present us with challenges in managing the transition to nonrefillable packaging in this market, and require additional capital expenditures to build our capacity within the territory to produce this packaging. However, we believe that being able to move out of the refillable package will allow us opportunities for innovation and differentiation in package shape, size, multi-pack, and price.

We have taken actions to mitigate the adverse effects resulting from legislation concerning deposits, restrictive packaging, and escheat of unclaimed deposits which impose additional costs on us. We are unable to quantify the impact on current and future operations which may result from such legislation if enacted or enforced in the future, but the impact of any such legislation might be significant if widely enacted and enforced.

Soft Drinks in Schools

We have witnessed increased public policy challenges regarding the sale of our beverages in schools, particularly elementary, middle, and high schools. The issue of soft drinks in schools in the United States first achieved visibility in 1999 when a California state legislator proposed a restriction on the sale of soft drinks in local school districts. In 2003, California, Arkansas, and Texas passed state restrictions on the sale of soft drinks in schools and similar regulations have been enacted in a small number of local communities. The focus has more recently turned to the growing health, nutrition, and obesity concerns of today’s youth. Scientific evidence confirms that no one food or beverage causes obesity and indicates that the primary cause is the lack of physical activity. Through our new campaign, “Your Power to Choose Fitness, Health, Fun,” we are leading a solution for the soft drink industry by promoting the broad range of product choice and telling our story of how we support positive youth development, nutrition education, and physical fitness. The impact of restrictive legislation, if widely enacted, could have a negative effect on our brands, image, and reputation.

Excise and Value Added Taxes

Excise taxes on sales of soft drinks have been in place in various states in the United States for several years. The states in which we operate that currently impose such taxes are Arkansas, Tennessee, Washington, and West Virginia. In addition, the state of Hawaii has imposed special taxes on beverage containers. To our knowledge, no similar legislation has been enacted in any other markets served by us. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in nonrefillable containers as a means of encouraging the use of refillable containers. However, we are unable to predict whether such additional legislation will be adopted.

Value added tax on soft drinks ranges from 3% to 21% within our bottling territories in Canada and the European Union. In addition, excise taxes on sales of soft drinks are in place in Belgium, France, and the Netherlands. The existence and level of this indirect taxation on the sale of soft drinks is now a matter of legal and public debate given the need for further tax harmonization within the European Union.

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our companies that may not be resolved for many years. We believe we have substantial defenses to questions being raised and would pursue all legal remedies should an unfavorable outcome result. We believe we have adequately provided for any ultimate amounts that would result from these proceedings where it is probable we will pay some amounts and the amounts can be estimated; however, it is too early to predict a final outcome in these matters.

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

Several underground fuel storage tanks we use may be found to be in noncompliance with applicable federal and state requirements for the continued maintenance and use of such tanks. We have adopted a plan for the testing, removal, replacement, and repair, if necessary, of underground fuel storage tanks at our bottlers in North America; this includes any necessary remediation of tank sites and the abatement of the discharge of pollutants. Our plan extends to the upgrade of wastewater handling facilities, and any necessary remediation of asbestos. We spent approximately $5.8 million in 2003 pursuant to this plan, and we estimate we will spend approximately $5.0 million in 2004 and $4.5 million in 2005 pursuant to this plan. In our opinion, any liabilities associated with the items covered by such plan will not have a materially adverse effect on our financial condition or results of operations.

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

Miscellaneous Regulations

The production, distribution, and sale of many of our products are subject to the United States Federal Food, Drug, and Cosmetic Act; the Occupational Safety and Health Act; the Lanham Act; various federal, state, provincial and local environmental statutes and regulations; and various other federal, state, provincial and local statutes in the United States, Canada and Europe that regulate the production, packaging, sale, safety, advertising, labeling, and ingredients of such products, and our operations in many other respects.

Financial Information on Industry Segments and Geographic Areas

For financial information on industry segments and operations in geographic areas, see Note 17 to our Consolidated Financial Statements, found on page 55 of our Annual Report to Shareowners for the year ended December 31, 2003, which is incorporated into this report by reference.

For More Information about Us

Filings with the SEC

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

The information on our website is not incorporated by reference into this annual report on Form 10-K.

Corporate Governance

We have a Code of Business Conduct for our employees and members of our Board of Directors, and it has provisions that apply specifically to our chief executive officer, chief financial officer, controller, and certain members of our financial reporting group. There is a copy of the code posted on our website. If we amend or grant any waivers of the code that are applicable to our directors or our executive officers, these amendments or waivers will be posted on our website under “Corporate Governance.”

Our website also contains additional information about our corporate governance policies.

Click on the “Investor Relations” button to go to “Corporate Governance” where you will find, among other things:

•	Board of Director Guidelines on Significant Corporate Governance Issues

•	Charter of the Audit Committee

•	Charter of the Governance and Compensation Committee

Any of these items are available in print to any shareholder who requests them. Requests should be sent to Corporate Secretary, Coca-Cola Enterprises Inc., Post Office Box 723040, Atlanta, Georgia 31139-0040.

ITEM 2. PROPERTIES

Our principal properties include our executive offices, production facilities, distribution facilities, administrative offices, and service centers.

At December 31, 2003, we had:

•	79 beverage production facilities (75 owned, the others leased)

22 of which were solely production facilities; and

57 of which were combination production/distribution

•	361 principal distribution facilities (274 owned, the others leased)

Two of our properties are subject to liens to secure indebtedness, with an aggregate principal balance of approximately $4.3 million at December 31, 2003.

Of the leased facilities, 6 leases are under revenue bonds issued by local development authorities, having an approximate principal balance of $107.9 million at December 31, 2003. Under these leases, the property is deeded to us at the end of the term.

Our facilities cover approximately 44 million square feet in the aggregate. We believe that our facilities are generally sufficient to meet our present operating needs.

At December 31, 2003, we owned and operated approximately 54,000 vehicles of all types used in our operations, and we owned about 2.5 million coolers, beverage dispensers and vending machines.

During 2003, our capital expenditures were approximately $1.1 billion.

ITEM 3. LEGAL PROCEEDINGS

We have been named as a “potentially responsible party” (“PRP”) at several federal and state “Superfund” sites.

•	In 1994, we were named a PRP at the Waste Disposal Engineering site in Andover, Minnesota, a former landfill. The claim against us is approximately $110,000; however, if this site is a “qualified landfill” under Minnesota law, the entire cost of remediation may be paid by the state without any contribution from any PRP.

•	In 1999, we acquired all of the stock of CSL of Texas, Inc. (“CSL”), which owns an 18.4 acre tract on Holleman Drive, College Station, Texas, that was contaminated by prior industrial users of the property. Cleanup is to be performed under the Texas Voluntary Cleanup Program overseen by the Texas Natural Resources Conservation Commission and is estimated to cost $2 to 4 million. We believe we are entitled to reimbursement for our costs from CSL’s former shareholders.

•	In 2001, we were named as one of several thousand PRP’s at the Beede Waste Oil Superfund site in Plaistow, New Hampshire, which had operated from the 1920s until 1994 in the business of waste oil reprocessing and related activities. In 1990, our facility in Waltham, Massachusetts sent waste oil and contaminated soil to the site in the course of removing an underground storage tank and remediating the surrounding property. The EPA has spent over $16 million on cleanup of the Plaistow site; the state of New Hampshire has spent almost $2 million; and the total cost of the cleanup has been estimated to be $46 million. In March 2002, a settlement had been proposed that would put our liability at approximately $181,000, but the settlement is still under negotiation among the parties.

•	In October 2002, the City of Los Angeles filed a complaint against eight named and ten unnamed defendants seeking cost recovery and declaratory relief for alleged contamination at various boat yards in the Port of Los Angeles that occurred over a period of decades. The cleanup cost at the Port may run into the millions of dollars. Our subsidiary BCI Coca-Cola Bottling Company of Los Angeles was named as a defendant as the alleged successor to the liabilities of a company called Pacific American Industries, Inc., which operated a boat works business at the Port between the years 1969 and 1974. We filed an answer to the complaint in March 2003 denying liability, but the facts are still being investigated.

•	We have been named at another thirty-five federal, and another ten state, “Superfund” sites. However, with respect to those sites, we have concluded, based upon our investigations, either (i) that we were not responsible for depositing hazardous waste and therefore will have no further liability; (ii) that payments to date would be sufficient to satisfy our liability; or (iii) that our ultimate liability, if any, for such site would be less than $100,000.

In 1993, we were named as a defendant, along with The Coca-Cola Company, certain other bottlers of Coca-Cola, PepsiCo, Inc., and a Pepsi bottler, in a lawsuit brought in Daingerfield, Texas in Texas State Court by five distributors of Royal Crown beverages and other carbonated soft drinks. The petition alleged that certain of our marketing practices with grocery stores, convenience stores, and mass merchandisers violated the Texas antitrust laws. These marketing practices are common in the industry. In particular, the plaintiffs challenge the requirement that certain of these promotional opportunities be afforded to us exclusively during certain periods of time. Eventually, nine Royal Crown distributors became plaintiffs in the suit. The PepsiCo defendants settled prior to trial. In the second quarter of 2000, the claims of five of the nine plaintiffs were tried to a jury that returned a verdict in favor of the plaintiffs and against us and The Coca-Cola Company. The five plaintiffs were awarded approximately $15.2 million. The court entered an injunction against certain marketing practices of the defendants, including us, but provided that the injunction will not go into effect during the appeals. We appealed the verdict to the Texarkana Court of Appeals which affirmed the verdict in substantial part. We are now seeking review in Texas State Court in Beaumont, Texas by the Texas Supreme Court. The claims of the three remaining Royal Crown distributors remain to be tried, and one additional Royal Crown distributor has filed similar claims against us.

In 2000, the European Commission began an investigation into allegations of abuses by us of an alleged dominant position under Article 82 of the EC Treaty. The alleged abuses relate to various commercial practices including rebates and discounts, pricing, alleged tying, alleged exclusivity arrangements, and category planning. The investigation appears to be an expansion of an investigation into the same commercial practices begun in July 1999 against The Coca-Cola Company and the other European anchor bottlers. We do not believe that we have a dominant position in the relevant market. Moreover, even if we are erroneously found to have a dominant position, we do not believe that our current or past commercial practices constitute an abuse under EC competition law. Nonetheless, the Commission has considerable discretion in making findings and levying fines, which are, however, subject to judicial review. If the Commission finds an abuse of a dominant position, it could fine us up to 10% of our worldwide revenue and/or seek behavioral undertakings restricting our commercial practices. There is no set timetable for the conclusion of the investigation.

In 2003, the French competition council launched a new investigation of the soft drink sector in France, mostly focused on the cold drink channel. Investigators have met with various operators, including our bottler, as well as with many customers, and have requested documents.

In 2001, the Belgian Competition Service, following an investigation of our Belgian bottler’s channel pricing, rebate, and promotional policies, issued a statement of objections charging our bottler with allegations of price discrimination both within Belgium and in the export market. We have disputed the findings of the statement of objections. The matter has been referred to the Belgian Competition Council, which can decide to adopt the statement of objections, modify it, or not to pursue the matter.

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

On January 5, 2001, a complaint styled Juarez et al. v. BCI Coca-Cola Bottling Company of Los Angeles, Coca-Cola Enterprises Inc. and Does 1-50 was filed against us and our wholly owned subsidiary in the Fresno County Superior Court, Fresno, California. The complaint has been filed as a class action by drivers, alleging, among other things, a failure to pay required overtime. We believe that we have substantial defenses and intend to defend vigorously. We further believe that there is no basis for a class action. However, in March 2004, the parties received a mediator’s proposed settlement which is currently under consideration.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LISTED AND TRADED: New York Stock Exchange

TRADED: Boston, Chicago, National,

Pacific, and Philadelphia Exchanges

Common shareowners of record as of February 27, 2004: 15,257

STOCK PRICES

2003	High	Low

Fourth Quarter	$22.72	$19.28
Third Quarter	19.61	16.85
Second Quarter	20.41	18.10
First Quarter	23.30	17.75

2002	High	Low

Fourth Quarter	$24.50	$20.05
Third Quarter	22.51	16.87
Second Quarter	23.98	18.30
First Quarter	20.67	15.94

DIVIDENDS

Regular quarterly dividends in the amount of $0.04 per share have been paid since July 1, 1998.

The information under the heading “Equity Compensation Plan Information” in our proxy statement for the annual meeting of our shareowners to be held April 30, 2004 (our “2004 Proxy Statement”) is incorporated into this report by reference.

ITEM 6.	SELECTED FINANCIAL DATA

“Selected Financial Data” for the years 1999 through 2003, on pages 84 and 85 of our Annual Report to Shareowners for the year ended December 31, 2003 is incorporated into this report by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Financial Review” on pages 26 and 27 and pages 61 through 83 of our Annual Report to Shareowners for the year ended December 31, 2003 is incorporated into this report by reference.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

“Management’s Financial Review — Financial Position — Interest Rate and Currency Risk Management” on pages 76 and 77 of our Annual Report to Shareowners for the year ended December 31, 2003 is incorporated into this report by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, more particularly described below, are incorporated into this report by reference to our Annual Report to Shareowners for the year ended December 31, 2003, at pages 28 through 60:

Report of Management

Report of Ernst & Young LLP, Independent Auditors

Consolidated Statements of Income — Years ended December 31, 2003, 2002, and 2001

Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002, and 2001

Consolidated Balance Sheets — December 31, 2003 and 2002

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 2003, 2002, and 2001

Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM  9(A).  CONTROLS AND PROCEDURES

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information as of February 27, 2004 regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years

Lowry F. Kline	63	Chairman since April 2002. He had been Chief Executive Officer from April 2001 until January 1, 2004. Before that he had been Vice Chairman since April 2000. He was Executive Vice President and Chief Administrative Officer from April 1999 to April 2000, and Executive Vice President and General Counsel from October 1997 until July 1999. He has been a director of Coca-Cola Enterprises since April 2000.

John R. Alm	58	Chief Executive Officer since January 1, 2004. He had been President from January 2000 and Chief Operating Officer from October 1999. He was Executive Vice President and Principal Operating Officer from April 1999 to October 1999. He was Executive Vice President and Chief Financial Officer from October 1997 until April 1999. He has been a director of Coca-Cola Enterprises since April 2001.

John J. Culhane	58	Senior Vice President and General Counsel of Coca-Cola Enterprises since February 2004. Before that he served as Special Counsel to Coca-Cola Enterprises from October 2001 until his appointment as interim General Counsel in January 2004. From 1998 until October 2001, he was general counsel and corporate secretary of Coca-Cola Hellenic Bottling Company S.A., and prior to that he was General Counsel of Coca-Cola North America.

Rick L. Engum	46	Vice President, Controller and Principal Accounting Officer since November 2002. He had been Vice President, Finance and Administration of our European Group from March 2000 to November 2002, and Vice President, Information Systems from September 1996 to March 2000.

Shaun B. Higgins	54	Senior Vice President and Chief Strategy and Planning Officer since February 2004. He had been Senior Vice President, Chief Planning Officer since February 2003, and before that he had been Vice President and President of our European Group from October 1999 to February 2003.

Patrick J. Mannelly	49	Senior Vice President and Chief Financial Officer since December 1999. He was Vice President and Chief Financial officer from April 1999 until December 1999. He was Vice President, Finance and Administration from December 1998 until April 1999.

Dominique Reiniche	48	Senior Vice President and President, European Group since January 2003. She had been Group Vice President and General Manager of Coca-Cola Entreprise, our French bottler, since March 1998.

Name	Age	Principal Occupation During the Past Five Years

G. David Van Houten, Jr.	54	Chief Operations Officer since February 2003 and Executive Vice President and President, North American Group since June 2001. He had been Senior Vice President, and President of the Western North America Group since January 2000. He had been a Senior Vice President and Central North America Group President of Coca-Cola Enterprises from July 1996 until January 2000.

Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time.

We have adopted a Code of Business Conduct for our employees and directors, including, specifically our executive officers listed above. A copy of the code is posted on our website (http://www.cokecce.com). Click on the “Investors Relations” button to go to “Corporate Governance.” If we amend the code, or grant any waivers under the code, that are applicable to our directors, chief executive officer, chief financial officer, or principal accounting officer, then we will promptly post that amendment or waiver on the website.

Information about our directors is in our 2004 Proxy Statement under the heading “The Board of Directors — The Current Board and Nominees for Election” and is incorporated into this report by reference. Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2004 Proxy Statement under the heading “Security Ownership of Directors and Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” and information about the Audit Committee Financial Expert is in our 2004 Proxy Statement under the heading “The Board of Directors — Committees of the Board of Directors — Audit Committee,” all of which is incorporated into this report by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information about director compensation is in our 2004 Proxy Statement under the heading “The Board of Directors — Compensation of Directors,” and information about executive compensation is in our 2004 Proxy Statement under the heading “Executive Compensation,” all of which is incorporated into this report by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in our 2004 Proxy Statement under the heading “Equity Compensation Plan Information,” and information about ownership of our common stock by certain persons is in our 2004 Proxy Statement under the headings “Voting — Principal Shareowners” and “Security Ownership of Directors and Officers,” all of which is incorporated into this report by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain transactions between us, The Coca-Cola Company and its affiliates, and certain other persons is in our 2004 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated into this report by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees and services provided to us by Ernst & Young LLP is in our 2004 Proxy Statement under the heading “The Board of Directors — Committees of the Board of Directors — Audit Committee” and is incorporated into this report by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements.    Our consolidated financial statements, more particularly described below, included in our Annual Report to Shareowners for the year ended December 31, 2003, are incorporated by reference into Part II, Item 8 of this report:

Report of Management.

Report of Ernst & Young LLP, Independent Auditors.

Consolidated Statements of Income — Years ended December 31, 2003, 2002, and 2001.

Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002, and 2001.

Consolidated Balance Sheets — December 31, 2003 and 2002.

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 2003, 2002, and 2001.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules.    The following report of independent auditors and our financial statement schedule identified below is included in this report on the page indicated:

Report of Independent Auditors	F-2

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001	F-3

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
are identified in the exhibit listing

3.1	—	Restated Certificate of Incorporation of Coca-Cola Enterprises (restated as of April 15, 1992) as amended by Certificate of Amendment dated April 21, 1997 and by Certificate Amendment dated April 26, 2000.	Exhibit 3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

3.2	—	Bylaws of Coca-Cola Enterprises, as amended through July 15, 2003.	Exhibit 3.(II) to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.

4.1	—	Indenture dated as of July 30, 1991, together with the First Supplemental Indenture thereto dated January 29, 1992, between Coca-Cola Enterprises and The Chase Manhattan Bank, formerly known as Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), as Trustee, with regard to certain unsecured and unfunded debt securities of Coca-Cola Enterprises, and forms of notes and debentures issued thereunder.	Exhibit 4.1 to our Current Report on Form 8-K (Date of Report: July 30, 1991); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 29, 1992); Exhibit 4.02 to our Current Report on Form 8- K (Date of Report: January 29, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 4, 1993); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 15, 1993); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 25, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 3, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: November 15, 1996); Exhibits 4.1, 4.2 and 4.3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: December 2, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 6, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: May 13, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1998);

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 18, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 28, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 16, 1999); Exhibit 4.01 to our Current Report on Form 8-K/A (Date of Report: September 16, 1999); Exhibits 4.01 and 4.02 to our Current Report on Form 8-K (Date of Report: August 9, 2001); Exhibits 4.01 and 4.02 to our Current Report on Form 8-K (Date of Report: April 25, 2002); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 9, 2002); Exhibits 4.01 and 4.02 to our Current Report on Form 8-K (Date of Report: September 29, 2003).

4.2	—	Medium-Term Notes Issuing and Paying Agency Agreement dated as of October 24, 1994, between Coca-Cola Enterprises and The Chase Manhattan Bank formerly known as Chemical Bank, as issuing and paying agent, including as Exhibit B thereto the form of Medium-Term Note issuable thereunder.	Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

4.3	—	Programme Agreement dated 9th March 1999 in respect of a U.S. $3,000,000,000 Euro Medium Term Note Programme, between and among Coca-Cola Enterprises, as issuer and guarantor, Coca-Cola Enterprises Great Britain plc, as issuer, and ABN AMRO Bank N.V., Banque Lehman Brothers S.A., Banque Nationale de Paris, Credit Suisse First Boston, Deutsche Bank, HSBC Markets, Lehman Brothers, Morgan Stanley Dean Witter, Salomon Smith Barney International, SG Investment Banking and Warburg Dillon Read, as Dealers.	Exhibit 4.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.1	—	Coca-Cola Enterprises 1994 Stock Option Plan.*	Exhibit 4.3 to our Registration Statement on Form S-8, No. 33-53221.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

10.2	—	Coca-Cola Enterprises 1995 Restricted Stock Award Plan (As Amended and Restated Effective January 2, 1996).*	Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31,1996.

10.3	—	Coca-Cola Enterprises 1995 Stock Option Plan (As Amended and Restated Effective January 2, 1996).*	Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.4	—	Coca-Cola Enterprises 1997 Stock Option Plan.*	Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.5	—	Coca-Cola Enterprises 1999 Stock Option Plan.*	Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.6	—	Coca-Cola Enterprises Executive Pension Plan (Amended and Restated January 1, 2002).*	Exhibit 10.8 to our Current Report on Form 10-K for the fiscal year ended December 31, 2002.

10.7	—	1991 Amendment and Restatement of the Coca-Cola Enterprises Supplemental Retirement Plan (As Amended Effective July 1, 1993).*	Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

10.8	—	1997 Director Stock Option Plan.*	Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.9	—	Coca-Cola Enterprises Stock Deferral Plan (Effective July 1, 1998).*	Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

10.10	—	Coca-Cola Enterprises 2001 Restricted Stock Award Plan.*	Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.11	—	Coca-Cola Enterprises 2001 Stock Option Plan.*	Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.12	—	Coca-Cola Enterprises Executive Management Incentive Plan (Effective January 1, 2003).*	Filed herewith.

10.13	—	Coca-Cola Enterprises Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated January 1, 2002).*	Exhibit 10.15 to our Current Report on Form 10-K for the fiscal year ended December 31, 2002.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

10.14	—	Coca-Cola Enterprises Deferred Compensation Plan for Non-Employee Directors (As Amended and Restated Effective February 17, 2004).*	Filed herewith.

10.15	—	Consulting Agreement between Coca-Cola Enterprises and Jean-Claude Killy, dated October 31, 2002.*	Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

10.16	—	Coca-Cola Enterprises Restricted Stock Deferral Plan (As Amended and Restated Effective January 1, 2002).*	Exhibit 10.19 to our Current Report on Form 10-K for the fiscal year ended December 31, 2002.

10.17	—	Coca-Cola Enterprises Executive Retiree Medical Plan.*	Exhibit 10.20 to our Current Report on Form 10-K for the fiscal year ended December 31, 2002.

10.18	—	2000 Restricted Stock Awards from Coca-Cola Enterprises to Certain General Managers in the United States.*	Exhibit 10.22 to our Current Report on Form 10-K for the fiscal year ended December 31, 2002.

10.19	—	2000 Restricted Stock Award from Coca-Cola Enterprises to General Manager in the Netherlands.*	Exhibit 10.23 to our Current Report on Form 10-K for the fiscal year ended December 31, 2002.

10.20	—	2000 Restricted Stock Award from Coca-Cola Enterprises to Certain General Managers in the United Kingdom.*	Exhibit 10.24 to our Current Report on Form 10-K for the fiscal year ended December 31, 2002.

10.21	—	2003 Stock Appreciation Rights Grant to Marvin J. Herb.*	Exhibit 10.28 to our Current Report on Form 10-K for the fiscal year ended December 31, 2002.

10.22	—	2004 Stock Appreciation Rights Grant to Marvin J. Herb*	Filed herewith.

10.23	—	Benefits Continuation Arrangement for Summerfield K. Johnston, Jr.*	Filed herewith.

10.24	—	Consulting and Separation Agreement between Coca-Cola Enterprises and Summerfield K. Johnston, III.*	Filed herewith.

10.25	—	Tax Sharing Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.1 to our Registration Statement on Form S-1, No. 33-9447.

10.26	—	Registration Rights Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.3 to our Registration Statement on Form S-1, No. 33-9447.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

10.27	—	Registration Rights Agreement dated as of December 17, 1991 among Coca-Cola Enterprises, The Coca-Cola Company and certain stockholders of Johnston Coca-Cola Bottling Group named therein.	Exhibit 10 to our Current Report on Form 8-K (Date of Report: December 18, 1991).

10.28	—	Form of Bottle Contract.	Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

10.29	—	Sweetener Sales Agreement — Bottler between The Coca-Cola Company and various Coca-Cola Enterprises bottlers, dated October 15, 2002.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

10.30	—	Can Supply Agreement, dated as of January 1, 1999, between American National Can Company and Coca-Cola Enterprises.**	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by American National Can Group, Inc. with the Securities and Exchange Commission under File No. 1-15163, for the period ended September 30, 1999.

10.31	—	Amendment to Can Supply Agreement, dated as of June 25, 2002, between Rexam Beverage Can Company and Coca-Cola Enterprises.**	Exhibit 99 to our Registration Statement on Form S-3, No. 333-100543.

10.32	—	Share Repurchase Agreement dated January 1, 1991 between The Coca-Cola Company and Coca-Cola Enterprises.	Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.33	—	Form of Bottler’s Agreement.	Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.34	—	Supplemental Agreement with effect from October 6, 2000 among The Coca-Cola Company, The Coca-Cola Export Corporation, Bottling Holdings (Netherlands) B.V., Coca-Cola Enterprises Belgium, Coca-Cola Enterprise, Coca-Cola Enterprises Nederland B.V., Coca-Cola Enterprises Limited, and La Société de Boissons Gazeuses de la Côte d’Azur, S.A.	Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and Exchange Commission under File No. 01-09300; our Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing

10.35	—	1999-2008 Cold Drink Equipment Purchase Partnership Program for the United States between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 23, 2002).

10.36	—	Cold Drink Equipment Purchase Partnership Program for Europe between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: January 23, 2002).

10.37	—	1998-2008 Cold Drink Equipment Purchase Partnership Program for Canada between Coca Cola Enterprises and The Coca Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: January 23, 2002).

10.38	—	Agreement for Marketing Programs with The Coca Cola Company in the former Herb bottling territories, between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.39	—	Growth Initiative Program agreement with The Coca-Cola Company dated April 15, 2002.	Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2002.

10.40	—	Letter agreement dated March 11, 2003 between The Coca-Cola Company and Coca-Cola Enterprises amending Growth Initiative Program agreement dated April 15, 2002.	Exhibit 10.44 to our Current Report on Form 10-K for the fiscal year ended December 31, 2002.

12	—	Statement re computation of ratios.	Filed herewith.

13	—	2003 Annual Report to Shareowners (Pages 26 to 85).	Filed herewith.

21	—	Subsidiaries of the Registrant.	Filed herewith.

23	—	Consent of Independent Auditors.	Filed herewith.

24	—	Powers of Attorney.	Filed herewith.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and Exchange Commission under File No. 01-09300; our Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing

31.1	—	Certification by John R. Alm, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to §302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241).	Filed herewith.

31.2	—	Certification by Patrick J. Mannelly, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to §302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241).	Filed herewith.

32.1	—	Certification by John R. Alm, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to §906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §1350).	Filed herewith.

32.2	—	Certification by Patrick J. Mannelly, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to §906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §1350).	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c).
**	The filer has requested confidential treatment with respect to portions of this document.

(b)    Reports On Form 8-K

We filed the following current reports on Form 8-K during the fourth quarter of 2003:

Date of Report	Description
September 29, 2003	Terms Agreement dated as of September 24, 2003 relating to the offering and sale of the 2.500% Notes due 2006 in the aggregate principal amount of $250,000,000, and the 4.250% Notes due 2010 in the aggregate principal amount of $250,000,000, filed October 1, 2003.

October 2, 2003	Press release dated October 2, 2003 announcing a webcast on October 15, 2003 discussing third-quarter results, filed October 2, 2003.

October 15, 2003	Press release dated October 15, 2003 announcing third quarter results, filed October 17, 2003.

December 16, 2003	Press releases dated December 16, 2003 announcing the election of Calvin Darden to the Board of Directors effective January 1, 2004, and the election of John Alm as president and chief executive officer with Lowry F. Kline remaining Executive Chairman, filed December 17, 2003.

December 17, 2003	Press release announcing that management will affirm the full-year 2003 financial outlook at a meeting with analysts and investors, filed December 19, 2003.

(c)    Exhibits

See Item 15(a)(3) above.

(d)    Financial Statement Schedules

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC. (Registrant)

By:	/S/ JOHN R. ALM
John R. Alm President and Chief Executive Officer

Date: March 11, 2004

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN R. ALM (John R. Alm)	President, Chief Executive Officer and a Director	March 11, 2004

/S/ PATRICK J. MANNELLY (Patrick J. Mannelly)	Senior Vice President and Chief Financial Officer (principal financial officer)	March 11, 2004

/S/ RICK L. ENGUM (Rick L. Engum)	Vice President, Controller and Principal Accounting Officer (principal accounting officer)	March 11, 2004

/S/ LOWRY F. KLINE (Lowry F. Kline)	Chairman and a Director	March 11, 2004

* (Howard G. Buffett)	Director	March 11, 2004

* (John L. Clendenin)	Director	March 11, 2004

* (James E. Copeland, Jr.)	Director	March 11, 2004

* (Calvin Darden)	Director	March 11, 2004

* (J. Trevor Eyton)	Director	March 11, 2004

Signature	Title	Date

* (Gary P. Fayard)	Director	March 11, 2004

* (Marvin J. Herb)	Director	March 11, 2004

* (Steven J. Heyer)	Director	March 11, 2004

* (L. Phillip Humann)	Director	March 11, 2004

* (John E. Jacob)	Director	March 11, 2004

* (Summerfield K. Johnston, Jr.)	Director	March 11, 2004

* (Jean-Claude Killy)	Director	March 11, 2004

* (Deval L. Patrick)	Director	March 11, 2004

* (Paula G. Rosput)	Director	March 11, 2004

*By:	/S/ JOHN J. CULHANE
John J. Culhane Attorney-in-Fact

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Auditors	F-2

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002, and 2001	F-3

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors, Coca-Cola Enterprises Inc.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for certain licensor support payments. Also, as discussed in Note 18, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 6, 2004

10-K SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COCA-COLA ENTERPRISES INC.

(IN MILLIONS)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
Fiscal Year Ended:
December 31, 2003
Allowances for losses on trade accounts receivable	$60	$12	$0		$20	(a)	$52
Valuation allowances for deferred tax assets	132	4	0		11	(b)	125
December 31, 2002
Allowances for losses on trade accounts receivable	73	7	0		20	(a)	60
Valuation allowances for deferred tax assets	124	5	3	(c)	0		132
December 31, 2001
Allowances for losses on trade accounts receivable	62	29	3	(d)	21	(a)	73
Valuation allowances for deferred tax assets	108	8	23	(e)	15	(f)	124

(a)	Charge-offs of/adjustments for uncollectible amounts.
(b)	Valuation allowance adjustment of $7 million for changes to state net operating loss carryforward assets. $4 million for reversal of valuation allowance recorded as a reduction to license intangible assets or goodwill.
(c)	Valuation allowance adjustment of $4 million for changes to state net operating loss carryforward assets. $1 million for reversal of valuation allowance recorded as a reduction to license intangible assets or goodwill.
(d)	Principally allowances for losses on trade accounts of acquired companies at date of acquisition.
(e)	Principally an adjustment of $21 million for changes to state net operating loss carryforward assets.
(f)	Write-off, reversal and expiration of certain components including $9 million credited to income tax expense.