Form 10-Q
period 2004-04-02
COCA COLA ENTERPRISES INC
filed 2004-05-12
CIK 804055

Coca-Cola Enterprises Inc.


                                    FORM 10-Q


                                QUARTERLY REPORT


                       FOR THE QUARTER ENDED APRIL 2, 2004


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

                  for the quarterly period ended April 2, 2004

                                       or

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

        470,067,496 Shares of $1 Par Value Common Stock as of May 5, 2004

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                         FOR QUARTER ENDED APRIL 2, 2004




                                      INDEX



                                                                            Page
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Income Statements for the Quarters
          ended April 2, 2004 and March 28, 2003..........................    1

         Condensed Consolidated Balance Sheets as of April 2, 2004
          and December 31, 2003...........................................    2

         Condensed Consolidated Statements of Cash Flows for the Quarters
          ended April 2, 2004 and March 28, 2003..........................    4


         Notes to Condensed Consolidated Financial Statements.............    5

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   20


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   41


Item 4.  Controls and Procedures..........................................   41


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................   42

Item 4.  Submission of Matters to a Vote of Security Holders..............   42

Item 6.  Exhibits and Reports on Form 8-K.................................   44

Signatures................................................................   45

Part I. Financial Information

Item 1. Financial Statements



                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (Unaudited; in millions except per share data)


                                                                Quarter ended
                                                            --------------------
                                                             April 2,  March 28,
                                                               2004       2003
                                                            --------- ----------

Net Operating Revenues..................................... $  4,240   $  3,667
Cost of sales, transactions with The Coca-Cola Company
 $1,138 and $932, respectively.............................    2,460      2,148
                                                            --------- ----------

Gross Profit...............................................    1,780      1,519
Selling, delivery, and administrative expenses.............    1,476      1,341
                                                            --------- ----------

Operating Income...........................................      304        178
Interest expense, net......................................      156        140
Other nonoperating income, net.............................        1          4
                                                            --------- ----------

Income Before Income Taxes.................................      149         42
Income tax expense.........................................       45         14
                                                            --------- ----------

Net Income.................................................      104         28
Preferred stock dividends..................................        -          1
                                                            --------- ----------

Net Income Applicable to Common Shareowners................ $    104   $     27
                                                            ========= ==========

Basic Net Income Per Share Applicable to Common
 Shareowners............................................... $   0.23   $   0.06
                                                            ========= ==========

Diluted Net Income Per Share Applicable to Common
 Shareowners............................................... $   0.22   $   0.06
                                                            ========= ==========


Dividends Per Share Applicable to Common Shareowners........$   0.04   $   0.04
                                                            ========= ==========




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In millions)



                                                        April 2,    December 31,
                              ASSETS                      2004          2003
                                                      -----------  -------------
                                                      (Unaudited)
Current
  Cash and cash investments, at cost approximating
   market.............................................$       69   $         80
  Trade accounts receivable, less allowance reserves
   of $51 and $52, respectively.......................     1,777          1,735
  Amounts receivable from The Coca-Cola Company, net..         -             37
  Inventories:
    Finished goods....................................       583            475
    Raw materials and supplies........................       264            250
                                                      -----------  -------------
                                                             847            725
  Current deferred income tax assets..................        45             42
  Prepaid expenses and other current assets...........       338            381
                                                      -----------  -------------
     Total Current Assets.............................     3,076          3,000

Property, Plant, and Equipment
  Land................................................       455            445
  Buildings and improvements..........................     2,072          2,064
  Machinery and equipment.............................    10,815         10,743
                                                      -----------  -------------
                                                          13,342         13,252
  Less allowances for depreciation....................     6,904          6,729
                                                      -----------  -------------
                                                           6,438          6,523
  Construction in progress............................       225            271
                                                      -----------  -------------
    Net Property, Plant, and Equipment................     6,663          6,794

Goodwill..............................................       578            578

License Intangible Assets.............................    14,192         14,171

Long-Term Customer Contracts and Other
 Noncurrent Assets....................................     1,162          1,157
                                                      -----------  -------------

                                                      $   25,671   $     25,700
                                                      ===========  =============

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (In millions except share data)



                                                        April 2,    December 31,
         LIABILITIES AND SHAREOWNERS' EQUITY              2004         2003
                                                      -----------  -------------
                                                      (Unaudited)

Current
  Accounts payable and accrued expenses.............. $    2,460   $      2,760
  Amounts due The Coca-Cola Company, net.............         46              -
  Deferred cash payments from The Coca-Cola Company..         49             87
  Current portion of long-term debt..................      1,363          1,094
                                                      -----------  -------------
    Total Current Liabilities........................      3,918          3,941

Long-Term Debt, Less Current Maturities..............     10,345         10,552

Retirement and Insurance Programs and Other Long-Term
 Obligations.........................................      1,541          1,522

Deferred Cash Payments from The Coca-Cola Company,
 Less Current........................................        377            355

Long-Term Deferred Income Tax Liabilities............      4,996          4,965

Shareowners' Equity
  Common stock, $1 par value - Authorized -
   1,000,000,000 shares; Issued - 467,093,681 and
   462,084,668 shares, respectively..................        467            462
  Additional paid-in capital.........................      2,679          2,611
  Reinvested earnings................................      1,326          1,241
  Accumulated other comprehensive income.............        104            133
  Common stock in treasury, at cost - 6,371,391 and
   6,330,513 shares, respectively....................        (82)           (82)
                                                      -----------  -------------
    Total Shareowners' Equity........................      4,494          4,365
                                                      -----------  -------------

                                                      $   25,671   $     25,700
                                                      ===========  =============

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)


                                                               Quarter ended
                                                            --------------------
                                                             April 2,  March 28,
                                                              2004       2003
                                                            --------- ----------

Cash Flows From Operating Activities
 Net income................................................ $    104  $      28
 Adjustments to reconcile net income to net cash derived
  from (used in) operating activities:
    Depreciation...........................................      260        255
    Amortization...........................................        6         18
    Deferred income tax expense............................       28          1
    Deferred cash payments from The Coca-Cola Company......      (16)       (17)
    Pension costs in excess of cash contributions..........       31         15
    Net changes in current assets and current liabilities..     (314)      (487)
    Other..................................................      (39)       (42)
                                                            --------- ----------
 Net cash derived from (used in) operating activities......       60       (229)

Cash Flows From Investing Activities
 Investments in capital assets.............................     (158)      (208)
 Proceeds from fixed asset disposals, $58 from The Coca-Cola
  Company in 2003                                                  -         60
                                                            --------- ----------
 Net cash used in investing activities.....................     (158)      (148)

Cash Flows From Financing Activities
 Increase in commercial paper, net.........................      156        320
 Issuance of long-term debt................................      175        291
 Payments on long-term debt................................     (284)      (292)
 Dividend payments on common and preferred stock...........      (18)        (1)
 Exercise of employee stock options........................       58          7
                                                            --------- ----------
 Net cash derived from financing activities................       87        325
                                                            --------- ----------

Net Decrease in Cash and Cash Investments..................      (11)       (52)
 Cash and cash investments at beginning of period..........       80         68
                                                            --------- ----------

Cash and Cash Investments at End of Period................. $     69  $      16
                                                            ========= ==========

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. (CCE) Annual Report on Form 10-K for the year ended December 31, 2003.

Note B - Reclassifications

Classifications in the condensed consolidated statement of cash flows for the prior year have been conformed to classifications used in the current year for payments and amortization expense associated with contracts for pouring or vending rights in specific athletic venues, specific school districts, or other locations. In addition, prior year classifications have been conformed to classifications used in the current year for the presentation of pension expense in excess of retirement plan contributions.

Note C - Seasonality of Business

Operating results for the first quarter ended April 2, 2004 are not indicative of results that may be expected for the year ending December 31, 2004 because of business seasonality. Business seasonality results from a combination of higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

Note D - Earnings Per Share

The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions):

                                                               Quarter ended
                                                            --------------------
                                                             April 2,  March 28,
                                                              2004       2003
                                                            --------- ----------

Net income ................................................ $    104  $      28
Preferred stock dividends..................................        -          1
                                                            --------- ----------
Net income applicable to common shareowners................ $    104  $      27
                                                            ========= ==========

Basic average common shares outstanding....................      459        452
Effect of dilutive securities:
  Stock compensation awards................................        8          8
                                                            --------- ----------
Diluted average common shares outstanding..................      467        460
                                                            ========= ==========
Basic net income per share applicable to common
 shareowners............................................... $   0.23  $    0.06
                                                            ========= ==========

Diluted net income per share applicable to common
 shareowners............................................... $   0.22  $    0.06
                                                            ========= ==========


Prior to the conversion into common stock during the third quarter of 2003, the preferred stock outstanding was not included in our computation of diluted earnings per share because the effect of its inclusion would have been antidilutive.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note E - Comprehensive Income

The following table (in millions) presents a calculation of comprehensive income, comprised of net income and other adjustments. Other adjustments include currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, unrealized gains and losses on certain investments in debt and equity securities, changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges, and minimum pension liability adjustments, where applicable. We adjust for the income tax effect on all items comprising comprehensive income, excluding the impact of currency translations as earnings from international subsidiaries are determined to be indefinitely reinvested.


                                                               Quarter ended
                                                            --------------------
                                                             April 2,  March 28,
                                                              2004       2003
                                                            --------- ----------
Net income................................................. $    104  $      28
Currency translations......................................      (37)       137
Hedges of net investments, net of tax......................       13        (27)
Unrealized (losses) on securities, net of tax..............       (1)        (6)
Realized (losses) on securities included in net income, net
 of tax....................................................        -         (2)
Unrealized (losses) gains on cash flow hedges, net of tax..       (5)         5
Realized gains (losses) on cash flow hedges included in net
 income, net of tax........................................        1         (7)
                                                            --------- ----------
Net change to derive comprehensive income for the period...      (29)       100
                                                            --------- ----------
Comprehensive income....................................... $     75  $     128
                                                            ========= ==========

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note F - Related Party Transactions


The following table presents transactions with The Coca-Cola Company (TCCC), and their impact on the income statement categories, for the periods presented (in millions):


                                                               Quarter ended
                                                            --------------------
                                                             April 2,  March 28,
                                                               2004      2003
                                                            --------- ----------

Amounts affecting net operating revenues:
 Fountain syrup and packaged product sales................. $    118  $     101
 Dispensing equipment repair services......................       14         12
 Other transactions........................................        2          4
                                                            --------- ----------
                                                            $    134  $     117
                                                            ========= ==========

Amounts affecting cost of sales:
 Purchases of syrup and concentrate........................ $ (1,151) $    (959)
 Purchases of sweetener....................................      (76)       (72)
 Purchases of finished products............................     (148)      (119)
 Marketing support funding earned..........................      222        193
 Cold drink equipment placement funding earned.............       15         17
 Cost recovery from sale of hot-fill production facility...        -          8
                                                            --------- ----------
                                                            $ (1,138) $    (932)
                                                            ========= ==========

Amounts affecting selling, delivery, and administrative
 expenses:
 Marketing program payments................................ $    (12) $       -
 Operating expense cost reimbursements:
     To TCCC...............................................        -         (4)
     From TCCC.............................................        6          9
                                                            --------- ----------
                                                            $     (6) $       5
                                                            ========= ==========

We are continuing to work with TCCC to simplify our financial relationship. As part of our strategic planning project with TCCC, we have agreed that an increase in the level of spending in the areas of brand building and innovation is necessary to promote our objective of building value. In support of this strategy, we paid TCCC $12 million for the first quarter of 2004 for participation in marketing activities. This amount is shown as marketing program payments in the table above.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note F - Related Party Transactions (continued)

During the first quarter of 2004, TCCC revised our base special  marketing funds
(SMF) funding rate to include reimbursements between the companies for expenses related to the transfer of customer marketing group efforts to us from TCCC and the transfer of local media activities from us to TCCC in prior years. These amounts are included in marketing support funding earned in 2004 in the table above. The amount shown above as reimbursement to us from TCCC for the first quarter of 2004 relates to the staffing costs transferred to us under another agreement with TCCC.

During the first quarter of 2004, we recognized approximately $41 million of the 2004 volume growth funding available to us under the Strategic Growth Initiative
(SGI) Program. This amount is included in marketing support funding earned in the table above. While this agreement provided us with the opportunity to earn up to $165 million of volume growth funding in 2004, we and TCCC are currently developing a different funding approach as described in the following paragraph.

We have agreed with TCCC that, prospectively, a significant portion of our funding from TCCC will be netted against the price we pay TCCC for concentrate. The result will be a lower price to us for concentrate. The reduction in price will represent the amount of funding that would have otherwise been paid to us. Effective May 1, 2004, a new concentrate price was established for our United States territories based on the expectation that the funding under the SMF and SGI programs will be discontinued and the amounts netted against the concentrate price. We are also discussing other changes in our relationship with TCCC to further streamline transactions between the two companies.

While implementation of this new pricing structure will be cash neutral to both companies, our cost of sales will increase approximately $45 million in the second quarter of 2004. As inventory on hand at May 1 is sold, marketing funding related to the inventory will not be paid, increasing our cost of goods for the second quarter. Effective May 1, the concentrate cost has been lowered which will reduce our investment in inventory by a similar amount. The net result of these changes is neutral to our net cash derived from operations.

We participate in cooperative trade marketing arrangements (CTM) in the United States administered by TCCC. Beginning in 2002, we became responsible for all costs of the program in our territories, other than costs related to a limited number of specified customers. We transfer amounts to TCCC under the program for payment to customers. Pursuant to these arrangements, amounts paid or payable to TCCC for the quarters ended April 2, 2004 and March 28, 2003 totaled approximately $56 million and $58 million, respectively, recognized as a reduction of net operating revenues.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note F - Related Party Transactions (continued)

Deferred cash payments from TCCC include amounts deferred under Jumpstart and other miscellaneous programs. Under our Jumpstart agreements with TCCC, we are required to purchase and place targeted amounts of cold drink equipment through 2008. Due to our success in increasing equipment penetration in our North American territories and the slower sales growth environment that exists in many of the cold drink channels in these territories, we are in discussions with TCCC to amend our Jumpstart agreements. The proposed amendment to the Jumpstart agreements for the United States and Canada would reduce the cold drink equipment purchase and placement requirements by 70,000 units per year for 2004 and 2005 and extend our North American purchase and placement requirements into 2010.

As we amend the North American Jumpstart agreements in the manner described, we expect to recognize approximately $50 million of non-cash funding in 2004 and 2005 as we place the cold drink equipment. This is approximately $35 million less than we would recognize in each of those years under the current Jumpstart agreements. Support funding recognized under the Jumpstart programs with TCCC is shown as cold drink equipment placement funding in the table above.

In March 2004, we recalled the recently launched Dasani water brand in Great Britain as we became aware of bromate levels in the product that exceeded British regulatory standards. We recognized $32 million as a reimbursement due from TCCC as of April 2, 2004 as an offset to the related costs. This amount has been netted in the amounts due to TCCC in our condensed consolidated balance sheet as of April 2, 2004. There may be adjustments to the amounts recovered from TCCC over the balance of the year as we refine and validate our initial estimate of costs.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note G - Geographic Operating Information


We operate in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On April 2, 2004, we operated in 46 states in the United States, the District of Columbia, all 10 provinces of Canada (collectively referred to as the "North American" territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the "European" territories).


The following presents net operating revenues for the quarters ended April 2, 2004 and March 28, 2003 and long-lived assets as of April 2, 2004 and December 31, 2003 by geographic territory (in millions):

                                     2004                         2003
                       ---------------------------- ----------------------------
                             Net          Long-          Net          Long-
                          Operating       Lived       Operating       Lived
                          Revenues       Assets       Revenues       Assets
                        ------------- ------------- -------------- ------------
 North American.......  $      3,051  $     16,957  $       2,725  $     17,180
 European(A)..........         1,189         5,638            942         5,520
                          -----------   -----------   ------------   ----------
 Consolidated.........  $      4,240  $     22,595  $       3,667  $     22,700
                          ===========   ===========   ============   ==========

(A) Great Britain contributed approximately 44% and 48% of European net operating revenues for the first quarters of 2004 and 2003, respectively, and at April 2, 2004 and December 31, 2003, represented approximately 63% of European long-lived assets.


We have no material amounts of sales or transfers between our North American and European territories and no significant United States export sales.


Note H - Income Taxes


Our effective tax rates for the first quarters of 2004 and 2003 were 30% and 33%, respectively. A reconciliation of the income tax provisions at the statutory federal rate to our actual income tax provisions follows (in millions):

                                                             Quarter ended
                                                       -------------------------
                                                        April 2,      March 28,
                                                          2004          2003
                                                       ----------    -----------
U.S. federal statutory expense.......................   $   52        $   15
State expense, net of federal benefit................        2             1
Impact of lower taxes on European and
   Canadian operations, net..........................      (10)           (3)
Nondeductible items..................................        2             1
Other, net...........................................       (1)            -
                                                          -----         -----
                                                        $   45        $   14
                                                          =====         =====

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note I - Long-Term Debt


Total long-term debt balances summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):

                                            April 2, 2004     December 31, 2003
                                         ------------------- -------------------
                                                   Interest            Interest
                                          Balance  Rates(A)   Balance  Rates(A)
                                         -------- ---------- -------- ----------
U.S. commercial paper....................$    657      1.0 % $    655      1.1 %
Euro commercial paper....................     281      2.0        208      2.1
Canadian dollar commercial paper.........     221      2.3        148      2.8
U.S. dollar notes due 2004-2037..........   4,508      3.5      4,510      3.5
Euro and pound sterling notes due 2004-
 2021....................................   1,577      5.9      1,560      5.9
Canadian dollar notes due 2004-2009(B)...     160      4.9        432      5.4
U.S. dollar debentures due 2012-2098.....   3,783      7.4      3,783      7.4
U.S. dollar zero coupon notes due 2020...     167      8.4        164      8.4
Various foreign currency debt............     305        -        129        -
Additional debt..........................      49        -         57        -
                                         --------            --------
Long-term debt...........................$ 11,708            $ 11,646
                                          =======             =======

(A)  Weighted average interest rates on balances outstanding.

(B) Canadian Medium Term Note of 350 million CAD (266 million USD) matured on March 17, 2004.


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

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note I - Long-Term Debt (continued)


The following table provides additional information on debt facilities (in billions):

                                                          April 2,  December 31,
                                                           2004        2003
                                                        ----------- ------------
Borrowings due in the next 12 months, including
 commercial paper, classified as long-term due to our
 intent and our ability through our credit facilities
 to refinance on a long-term basis...................... $   1.1   $       1.3
                                                          =======   ===========
Amounts Available for Borrowing:
  Amounts available under domestic and international
   credit facilities (A)................................ $   2.8   $       3.3
  Amounts available under public debt facilities which
   could be used for long-term financing, refinancing
   of debt maturities, and refinancing of commercial
   paper:
    Registration statement with the Securities and
     Exchange Commission................................     3.2           3.2
    Euro medium-term note program.......................     2.1           2.1
    Canadian medium-term note program (B)...............     1.5           1.5
                                                          -------   -----------
  Total amounts available under public debt facilities..     6.8           6.8
                                                          -------   -----------
Total Amounts Available................................. $   9.6   $      10.1
                                                          =======   ===========

(A) At April 2, 2004 and December 31, 2003, we had $230 million and $45 million, respectively, of short-term borrowings outstanding under these facilities.

(B) In Canadian dollars, amounts available under the Canadian medium-term note program totaled $2.0 billion at April 2, 2004 and December 31, 2003.


Note J - Stock-Based Compensation Plans


We granted approximately 6.3 million service-vesting stock options to certain executive and management level employees during the first quarter of 2004. These options vest over a period of 3 years and expire 10 years from the date of grant. All of the options were granted at an exercise price equal to the fair market value of the stock on the grant date.


We also granted 1.0 million shares of restricted stock and 120,500 restricted stock units to certain employees during the first quarter of 2004. These awards vest upon continued employment for a period of at least 5 years and the attainment of certain performance targets.


An aggregate of 4.3 million shares of common stock were issued during the first quarter of 2004 from the exercise of stock options.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note J - Stock-Based Compensation Plans (continued)


We apply APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. FAS 123, if fully adopted, would change the method for cost recognition on our stock-based compensation plans.


The following table illustrates the effect of stock-based employee compensation costs on reported net income applicable to common shareowners and also illustrates the effect on reported net income applicable to common shareowners and earnings per share as if compensation cost for our grants under stock-based compensation plans had been determined under FAS 123 for the quarters ended April 2, 2004 and March 28, 2003 (in millions, except per share data):

                                                               Quarter ended
                                                           ---------------------
                                                            April 2,   March 28,
                                                              2004       2003
                                                           ----------- ---------

Net income applicable to common shareowners before effects
 of stock-based employee compensation costs included in net
 income, net of tax........................................  $   107   $    29
Deduct: Total stock-based employee compensation expense,
 net of tax, included in net income applicable to common
 shareowners...............................................       (3)       (2)
                                                              -------   -------
Net income applicable to common shareowners, as reported         104        27
Deduct: Incremental stock-based employee compensation
 expense determined under fair value based method for all
 awards, net of tax........................................      (12)      (14)
                                                              -------   -------
Pro forma net income applicable to common shareowners......  $    92   $    13
                                                              =======   =======

Net income per share applicable to common shareowners:
 Basic - as reported.......................................  $  0.23   $  0.06
                                                              =======   =======
 Basic - pro forma.........................................  $  0.20   $  0.03
                                                              =======   =======
 Diluted - as reported.....................................  $  0.22   $  0.06
                                                              =======   =======
 Diluted - pro forma.......................................  $  0.20   $  0.03
                                                              =======   =======

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note K - Pensions and Other Postretirement Benefits


As provided by FAS 87, we revalue pension liabilities annually. Pension expense for the current year is based on the prior year-end valuation of liabilities and the expected average value of pension assets. Net periodic benefit costs for the quarters ended consisted of the following (in millions):

                                                            Other Postretirement
                                           Pension Plans           Plans
                                        ------------------- --------------------
                                        April 2,  March 28,  April 2,  March 28,
                                          2004      2003      2004       2003
                                        --------- --------- ---------- ---------
Components of net periodic benefit
 costs:
Service cost............................ $   27    $   21   $    3     $    3
Interest cost...........................     33        28        5          6
Expected return on plan assets..........    (34)      (29)       -          -
Recognized actuarial (gain)/loss........     12         2        1          -
Amortization of prior service cost......      -         -       (3)        (2)
                                          ------    ------   ------     ------
Net periodic benefit cost............... $   38    $   22   $    6     $    7
                                          ======    ======   ======     ======


Contributions to pension and other postretirement benefit plans of the Company were $12 million and $9 million for the quarters ended April 2, 2004 and March 28, 2003, respectively. Projected contributions for 2004 and contributions for 2003 are as follows:

                                         Pension and Postretirement
                                                   Plans
                                        -----------------------------
                                          Projected       Actual
                                            2004           2003
                                        -------------- --------------
 Contributions:
 U. S. - Pension........................ $      225     $      168
 European - Pension.....................         33             29
 North America - Postretirement.........         22             20
                                          ----------     ----------
                                         $      280     $      217
                                          ==========     ==========




Our policy is to fund the U.S. pension plans at a level to maintain, within established guidelines, the IRS defined 90% Current Liability Funded status. The Pension Funding Equity Act of 2004, signed by President Bush on April 10, 2004, established new benchmark interest rates for the determination of that status. While we believe that the rates to be used for the January 1, 2004 valuation will allow us to contribute less than our previous estimate of $225 million to U.S. plans during 2004, we do not plan to change our projected contributions at this time. At January 1, 2003, the date of the most recent determination, all U.S. funded defined benefit pension plans had a Current Liability Funded status equal to or greater than 90%. (In accordance with calculation guidelines, the January 1, 2003 Current Liability Funded status reflects the third quarter 2003 contribution as a receivable.)

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note K - Pensions and Other Postretirement Benefits (continued)


On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. We expect that this legislation may reduce our costs for some of these programs. At this point, our investigation into our response to the legislation is preliminary, as we await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that some of our retiree medical plans will need to be changed to qualify for beneficial treatment under the Act, while other plans may continue unchanged.


Because of various uncertainties related to our response to this legislation and the appropriate accounting methodology to be applied for this event, we elected to defer financial recognition of this legislation until the Financial Accounting Standards Board issues final accounting guidance. When issued, that final guidance could require us to change previously reported information. However, since we have already taken steps to limit our postretirement medical benefits, any reductions in postretirement benefit costs resulting from the Act are not expected to be material.


Note L - Hedging Financial Instruments


We use certain risk management instruments to manage our interest rate and foreign exchange exposures. These instruments are accounted for as fair value and cash flow hedges, as appropriate, under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.


At April 2, 2004, a net of tax loss of approximately $3 million related to cash flow hedges of forecasted international raw materials purchases was included in accumulated other comprehensive income. We expect these adjustments to be reclassified into income within the next 12 months.


We enter into certain nonfunctional currency borrowings to hedge net investments in international subsidiaries. During the first quarter of 2004, the net amount recorded in comprehensive income related to these borrowings was a gain of approximately $13 million.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note M - Commitments and Contingencies


We guarantee debt and other obligations of certain third parties. In North America, we guarantee repayment of indebtedness owed by a PET (plastic) bottle manufacturing cooperative. We also guarantee repayment of indebtedness owed by a vending partnership in which we have a limited partnership interest.


The following table presents amounts owed by third parties that we guarantee and amounts outstanding on these guarantees as of April 2, 2004 and December 31, 2003 (in millions):

                               Amounts Guaranteed       Amounts Outstanding
                            ------------------------ -------------------------
                             April 2,   December 31,   April 2,   December 31,
  Category     Expiration      2004        2003          2004        2003
------------- ------------- ---------- ------------- ----------- -------------
Manufacturing   Various
 cooperatives..through 2015  $  236      $  236        $  182       $  176
Vending
 partnership... Nov 2006         25          25            19           19
Other.......... May 2004          1           1             1            1
                              ------      ------        ------       ------
                             $  262      $  262        $  202       $  196
                              ======      ======        ======       ======


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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," revised December 2003. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity in certain instances. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 are to be applied by us in first quarter 2004. Our adoption of FIN 46 did not have an impact on our financial position, cash flows, and results of operations.

In addition, we have issued letters of credit as collateral for claims incurred under self-insurance programs for workers' compensation and large deductible casualty insurance programs aggregating $364 million and letters of credit provided for operating activities aggregating $5 million.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note M - Commitments and Contingencies (continued)


Our business practices are being reviewed in various jurisdictions by the European Commission for alleged abuses of an alleged dominant position under
Article 82 of the EU Treaty. We do not believe we have a dominant position in the relevant markets, or that our current or past commercial practices violate EU law. Nonetheless, the Commission has considerable discretion in reaching conclusions and levying fines, which are subject to judicial review. The Commission has not notified us when it might reach any conclusions.


We are also the subject of investigations by Belgian and French competition law authorities for our compliance with respect to competition laws. We intend to continue to vigorously defend against an unfavorable outcome, although it is not possible for us to determine the ultimate outcome of these matters at this time.


In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in anticompetitive marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003; we and TCCC have applied to the Texas Supreme Court for leave to appeal to that court. We believe our accruals are adequate to cover the damages awarded by the trial court if its judgment is allowed to stand. The claims of the three remaining plaintiffs in this case remain to be tried and one additional competitor has filed a similar claim against us. We have not provided for any potential awards under these additional claims and we intend to vigorously defend against these claims.


Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. In one case, the parties have accepted a mediator's proposed settlement in Juarez et al. v. BCI Coca-Cola Bottling Company of Los Angeles, Coca-Cola Enterprises Inc. and Does 1-50. The terms of the release are still the subject of negotiation, and any settlement, which is not expected to have a material effect on our financial condition, is subject to final approval by the trial court having jurisdiction over the lawsuit. Our subsidiary is vigorously defending against the other claims, but it is not possible to predict the outcome at this time.


Under the Jumpstart programs with TCCC, we received payments from TCCC for a portion of the cost of developing the infrastructure necessary to support accelerated placements of cold drink equipment. We recognize the payments primarily as cold drink equipment is placed, through 2008, and over the period we have the potential requirement to move the equipment, through 2020. We are currently in discussions with TCCC to amend our North American Jumpstart agreements reducing our cold drink equipment purchase and placement requirements for 2004 and 2005. Should TCCC not agree to the amendment and we fail to purchase and place the equipment that is required by the current agreements, we may be considered in breach of the contracts. Should we not satisfy the provisions of the programs for this or any other reason, the agreement provides for the parties to meet to work out mutually agreeable solutions. Should the parties be unable to agree on alternative solutions, TCCC would be entitled to seek a partial refund of amounts previously paid. No refunds have ever been paid under these programs and we believe the probability of a partial refund of amounts previously paid under these programs is remote. We believe we would in all cases resolve any matters that might arise with TCCC.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note M - Commitments and Contingencies (continued)


Under our current SGI agreement with TCCC, we are eligible to receive up to $165 million of volume growth funding in 2004, $41 million of which was recognized in the first quarter of 2004, which is to be earned by attaining mutually established sales volume growth targets for brands owned by The Coca-Cola Company. The annual and quarterly target minimums are established for each program year through mutual agreements with TCCC based on expected sales volume. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, new brand introductions, and performance in excess of the previous year's performance. If these minimum targets are not met, the SGI agreement provides for penalties of $1 per equivalent case that are offset against the Volume Growth Funding of $165 million available under the program. Under the SGI agreement, quarterly funding commitments are advanced at the beginning of each quarter less penalties from any year-to-date shortfall to targets. As previously noted, we are currently in discussions with TCCC about terminating the SGI agreement in connection with changing the way concentrate is priced in the United States.


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


We are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases or the other cases discussed above, management believes, based on discussions with counsel, that any ultimate liability would not materially affect our financial position, results of operations, or liquidity.

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



Forward-Looking Statements


Certain expectations and projections regarding the future performance of Coca-Cola Enterprises Inc. ("CCE," "we," "our," "us," or "the Company") referenced in this report are forward-looking statements. Officers may also make verbal statements to analysts, investors, the media, and others that are "forward-looking." Forward-looking statements include, but are not limited to:




o Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial measures;

o Descriptions of anticipated plans or objectives of our management for operations, products or services;

o    Proposed amendments to existing funding arrangements with TCCC;

o    Forecasts of performance; and

o    Assumptions regarding any of the foregoing.





Forward-looking statements involve matters which are not historical facts. Because these statements involve anticipated events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" or similar expressions. Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date they are made and they might not be updated to reflect changes as they occur after the forward-looking statements are made.

Outlook


Our plans for 2004 are categorized into four key areas of emphasis we have identified as essential to improve our business performance.

o First, we are working to strengthen our brands. We must constantly focus on building brand equity and creating demand for our brands. Continuous brand innovation is also imperative to satisfy the ever-changing demands of consumers. In the first quarter of 2004, we introduced diet Coke with Lime, a brand extension of diet Coke, and we will be introducing Coca-Cola C2, a mid-calorie cola, in June of 2004. These products were developed in response to the growing number of consumers seeking products that are lower in calories with the same refreshing good taste of our other products.

o Second, we will improve revenue management, a function of price, brand equity, innovation, and the value we create. Positive results in the first quarter of 2004 reflect strong net revenue per case growth in North America and improved volume performance in both North America and Europe. This performance reflects our dedication to revenue management. We will continue to focus on rate increases, package mix, volume growth, and brand equity growth during 2004.

o Third, we will improve our customer management capabilities. We will strive to become an even better partner to our customers, both in terms of service and profitability, and help them grow their businesses as we grow ours.

o Finally, we will become even more efficient and cost effective. The creation of Coca-Cola Bottlers' Sales and Services Company (CCBSS), our goals under Project Pinnacle, and the creation of our Shared Services Center have contributed to this initiative in the past. We are continuing to develop efficiencies through the use of our Shared Services Center.


We recently participated in a strategic planning project with TCCC to more closely align our businesses. As a result of the project, we are pursuing various initiatives to simplify our relationship with TCCC. During 2004, we will continue to identify ways to become more efficient and cost effective.

We expect operating income for the year in a range of $1.61 billion to $1.63 billion compared to $1.58 billion for 2003 which included net insurance proceeds of $68 million, settlement of pre-acquisition contingencies of $14 million, and a gain on the sale of our hot-fill facility in Truesdale, Missouri to TCCC of $8 million. This projection includes the impact of a significant increase in pension expense and difficult growth comparisons in our European territory which will negatively impact 2004 growth. The projection excludes a non-cash increase in cost of sales in 2004 resulting from the implementation of a new concentrate pricing model in the United States, discussed below. We expect earnings per diluted common share to grow to a range of $1.48 to $1.52 as compared to 2003 reported earnings per diluted common share of $1.46. Our full-year expectations incorporate higher expectations for operating income growth in North America, partially offset by lower non-cash funding due to a proposed change in our Jumpstart agreement with TCCC.


We are working with TCCC to simplify our financial relationship. Effective May 1, 2004, we moved to a new pricing structure in the United States under which a significant portion of the annual funding received from TCCC has been netted against the price we pay for concentrate. While the implementation of this new pricing structure will be cash neutral to both companies, we will incur approximately $45 million in higher non-cash cost of sales over the remainder of 2004 as a new, lower cost of concentrate is reflected in our inventory values.


We expect to achieve volume growth in North America of approximately 1 1/2 percent, with enhanced revenue management strategies producing North American net price per case growth of approximately 2 1/2 percent. We expect European operations to achieve volume growth of approximately 1 1/2 percent and net price per case growth of approximately 2 percent for the year.


Project Pinnacle, our multi-year effort to redesign business processes and implement the SAP software platform, continues to progress. Complete roll-out of financial systems and processes in North America is projected to occur in the third quarter of 2004. We anticipate our implementation will be executed over multiple years. Including the costs of our internal resources assigned to the project, we project we will spend approximately $112 million in 2004. The estimated capital costs of this project total approximately $215 million, of which $100 million will be spent in 2004 and after to complete the project.


Management's Discussion and Analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                                OPERATING RESULTS


Overview


The following table presents consolidated income statement data as a percentage of net operating revenues for the periods presented:

                                                 Quarter ended
                                             ----------------------
                                              April 2,   March 28,
                                               2004        2003
                                             ---------- -----------
Net operating revenues.......................  100.0  %   100.0   %
Cost of sales................................   58.0       58.6
                                             ---------- -----------
Gross profit.................................   42.0       41.4
Selling, delivery, and administrative
 expenses....................................   34.8       36.6
                                             ---------- -----------
Operating income.............................    7.2        4.8
Interest expense, net........................    3.7        3.8
Other nonoperating income, net...............    0.0        0.1
                                             ---------- -----------
Income before income taxes...................    3.5        1.1
Income tax expense...........................    1.1        0.4
                                             ---------- -----------
Net income applicable to common shareowners..    2.4  %     0.7   %
                                             ========== ===========


Our operating results in the first quarter of 2004 reflect strong year-over-year growth due to strong net revenue per case growth in North America and improved volume performance in both North America and Europe. First quarter 2004 currency-neutral bottle and can net price per case increased 4 percent in North America and 2 percent in Europe. Physical case bottle and can volume increased 1/2 percent in North America and 1 1/2 percent in Europe over volume in the first quarter of 2003.


For the first quarter of 2004, net income applicable to common shareowners increased to $104 million, or $0.22 per diluted common share, compared to net income applicable to common shareowners of $27 million, or $0.06 per diluted common share, for the first quarter of 2003. Operating income increased 71 percent over first quarter 2003 results to $304 million for the first quarter of 2004. These results demonstrate our dedication to revenue management through a combination of rate increases, focus on package mix, volume growth, and the benefit of 4 additional selling days in the first quarter of 2004. The fourth quarter of 2004 will be negatively impacted by 3 fewer selling days than the prior year.

In March 2004, we recalled the recently launched Dasani water brand in Great Britain due to problems affecting the quality of Dasani products. The level of bromate in the Dasani finished product was in excess of British regulatory standards. We are reevaluating our water strategy in Europe.

We expensed approximately $35.9 million of costs associated with the Dasani recall in Great Britain, and paid amounts in the first quarter of 2004, as follows (in millions):

                           Introduction   Recall    Cancellation
                               Costs      Costs        Costs       Total
                           ------------ ---------  ------------- ---------

Costs expensed............ $      3.9    $ 16.8     $   15.2       $ 35.9
Amounts paid..............       (3.9)     (6.5)        (3.2)       (13.6)
                           ----------   -------     --------      -------
Balance, April 2, 2004.... $        -    $ 10.5     $   12.0       $ 22.3
                           ==========   =======     ========      =======


Introduction costs include non-recoverable costs of Dasani introduction in Great Britain. Recall costs are costs of removing the product from the trade, customer claim costs, and finished product and raw material destruction costs. Cancellation costs are costs of the decision to postpone the launch of Dasani in Great Britain and France including fair value write-downs on equipment, penalties on leased equipment, and marketing costs.

We recognized the reimbursement due from TCCC of $32 million as an offset to the related costs. This amount has been netted in the amounts due to TCCC in our condensed consolidated balance sheet as of April 2, 2004. There may be adjustments to the amounts reimbursed by TCCC over 2004 as we validate our costs.

Net Operating Revenues


Our first quarter 2004 net operating revenues increased 15 1/2 percent to $4.2 billion, on a consolidated basis, from the first quarter of 2003. First quarter net operating revenues increased 12% in North America and 27% in Europe from 2003 to 2004. The following table outlines the significant components of the increase in net operating revenues:

                                              First-Quarter 2004 Change
                                            ------------------------------
                                                      North
                                             Total    America  Europe
                                            -------- -------- ---------
Change to Net Operating Revenues:
  Net price per case growth.................  3.5  %   4.0  %    2.0  %
  Incremental net operating revenues from
   increased volume.........................  7.0      6.5       8.5
  Impact of currency exchange rate changes..  5.0      1.5      16.5
                                            ------   ------   -------
Total Percentage Increase in Net Operating
 Revenues................................... 15.5  %  12.0  %   27.0  %
                                             =====    =====    ======

A large portion of the increases in volume were attributable to the impact of an additional four selling days in the first quarter of 2004 as compared to the first quarter of 2003. For the first quarter of 2004, the percentage of consolidated net operating revenues derived from our North American and European groups was 72% and 28%, respectively. In the first quarter of 2004, Great Britain contributed approximately 44% of European revenues.


We earn revenues from products when the product is delivered or when we collect cash from vending machines. We earn funding from licensors as performance measures are met. We earn service revenues for equipment maintenance and production when services are performed.


"Bottle and Can Net Pricing per Case" and "Currency-Neutral Bottle and Can Net Pricing per Case" are provided to assist in evaluation of bottle and can pricing trends in the marketplace and to distinguish the impact of foreign currency exchange rate changes to our operations. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances. Our bottle and can sales accounted for 91% of our net revenue for the first quarter of 2004. The following table presents the reconciliation of these measures to the change in net revenues per case for the first quarter of 2004. All per case percentage changes are rounded to the nearest 1/2% and are based on wholesale physical case volume.


                                             First-Quarter 2004 Change
                                            ---------------------------
                                                      North
                                             Total    America  Europe
                                            -------- -------- ---------
Change in Net Revenues per Case.............  8.0  %   4.5  %   17.0  %
  Impact of excluding post-mix and agency
   sales....................................  0.5      0.5       0.5
                                            ------   ------   -------
Bottle and Can Net Pricing per Case.........  8.5      5.0      17.5
  Impact of currency exchange rate changes.. (5.0)    (1.0)    (15.5)
                                            ------   ------   -------
Currency-Neutral Bottle and Can Net Pricing
 per Case...................................  3.5  %   4.0  %    2.0  %
                                             =====    =====    ======

Net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. Increases in volume in higher margin packages or in higher margin channels may increase net pricing per case without an actual increase in wholesale pricing. The increases in pricing in the first quarter of 2004 reflect our continued commitment to our revenue management initiative which focuses on price, brand equity, innovation, and the value we create.


We participate in various programs with customers to promote the sale of our products. Among our programs with customers are arrangements under which allowances may be earned by the customer for attaining agreed upon sales levels and/or for participating in specific marketing programs. We also participate in contractual arrangements providing us with pouring or vending rights in athletic venues, school districts, or similar venues. Coupon programs and under-the-cap promotions are also developed in various territories for the purpose of increasing sales by all customers. The cost of these programs, included as deductions in net operating revenues, totaled approximately $460 million and $397 million for the quarters ended April 2, 2004 and March 28, 2003, respectively. The increase in the cost of these programs is primarily due to volume increases and the impact of foreign currency translation in the first quarter of 2004.


Cost of Sales


Cost of sales for the first quarter of 2004 increased approximately 14 1/2 percent from the first quarter of 2003 to $2.5 billion. "Bottle and Can Cost of Sales per Case" and "Currency-Neutral Bottle and Can Cost of Sales per Case" are provided to assist in evaluating cost trends for bottle and can products and to distinguish the impact of foreign currency exchange rate changes to our operations. These measures exclude the impact of fountain ingredient costs, as well as marketing credits and Jumpstart funding in order to isolate the change in bottle and can ingredient and packaging costs. The following table presents the reconciliation between these measures and change in cost of sales per case for the first quarter of 2004. All per case percentage changes are rounded to the nearest 1/2% and are based on wholesale physical case volume.

                                             First-Quarter 2004 Change
                                            ---------------------------
                                                      North
                                             Total    America  Europe
                                            -------- -------- ---------
Change in Cost of Sales per Case............  6.5  %   3.0  %   16.0  %
  Impact of excluding bottle and can
   marketing credits and Jumpstart funding..  0.0      0.0       0.0
  Impact of excluding cost of post-mix and
   agency sales.............................  0.0     (0.5)      0.0
                                             -----    -----    ------
Bottle and Can Cost of Sales per Case.......  6.5      2.5      16.0
  Impact of currency exchange rate changes.. (5.5)    (1.5)    (15.5)
                                            ------   ------   -------
Currency-Neutral Bottle and Can Cost of
 Sales per Case.............................  1.0  %   1.0  %    0.5  %
                                             =====    =====    ======

The moderate increase in our cost of sales per case in the first quarter of 2004 can be attributed to our efforts to refine our procurement operations through the Coca-Cola Bottlers' Sales and Services Company and continued focus on material yields and efficiency of operations

Volume


Comparable volume results, as adjusted for 4 more selling days in the first quarter of 2004 and the acquisition of Chaudfontaine in the second quarter of 2003, are reconciled to volume changes for the first quarter of 2004 in the following table:

                                         First-Quarter 2004 Change
                                   --------------------------------------
                                                   North
                                     Total        America        Europe
                                   ----------    ----------    ----------
Change in Volume...................    7.0  %        6.5  %        8.5  %
  Impact of acquisitions...........   (0.5)          0.0          (1.5)
  Impact of selling days shift.....   (5.5)         (6.0)         (5.5)
                                    -------       -------       -------
Comparable Bottle and Can Volume...    1.0  %        0.5  %        1.5  %
                                    =======       =======       =======


Comparable volume results are presented below for the first quarter of 2004 by major brand category:


                                     Change       % of Total
                                  -------------  ------------
North America:
  My Coke Portfolio..............      (1/2)  %       62    %
  Flavors........................      (1/2)          25
  Juices, Isotonics, and Other...     4 1/2            8
  Water..........................    17 1/2            5
                                    --------      -------
  Total..........................       1/2   %      100    %
                                    --------      -------
Europe:
  My Coke Portfolio..............         4   %   68 1/2    %
  Flavors........................    (3 1/2)      20 1/2
  Juices, Isotonics, and Other...     3 1/2        8 1/2
  Water..........................   (25)           2 1/2
                                    --------      -------
  Total..........................     1 1/2   %      100    %
                                    --------      -------
Consolidated:
  My Coke Portfolio..............       1/2   %   63 1/2    %
  Flavors........................        (1)      24
  Juices, Isotonics, and Other...         4        8
  Water..........................     9 1/2        4 1/2
                                    --------      -------
  Total..........................         1   %      100    %
                                    --------      -------

On a physical case basis, North American operations comprised 76 percent of our volume for the first quarters of 2004 and 2003. In North America, our volume increase for the first quarter was mostly attributable to a 5 percent increase in our 20-ounce PET volume and a substantial increase in our 24-ounce PET volume reflecting the establishment of this new package during 2003. In Europe, most of the first quarter volume increase was attributable to a 3 percent increase in can volume.

The performance of our My Coke Portfolio brands (which includes all regular and diet Coca-Cola trademark products) in the first quarter of 2004 reflects a consumer preference for lower-calorie refreshment. Our diet My Coke Portfolio volume increased approximately 7 1/2 percent on a consolidated basis, with an 8 percent increase in North America and a 5 1/2 percent increase in Europe.


In North America, the increase in diet Coke volume and the introduction of diet Coke with Lime were offset by decreases in Coke Classic, diet Coke with Lemon, Vanilla Coke, and diet Vanilla Coke volume. In Europe, the increase in diet Coke/Coke light volume, combined with a 2 1/2 percent increase in Coke Classic volume, contributed to a 4 percent increase in Europe's My Coke Portfolio.


On a consolidated basis, the decrease in flavors volume was attributable to significant decreases in Minute Maid soda volume in North America and softness in Fanta volume in Europe.


In North America, the increase in juices, juice drinks, isotonics, and other volume is mostly attributable to increases in Powerade and Minute Maid Refreshment volume, offset by the discontinuance of Fruitopia. In Europe, the increase in juices, juice drinks, isotonics, and other volume is mostly attributable to increases in Minute Maid Juices To Go and Oasis volume.


The consolidated increase in water volume is attributable to strong sales of Dasani in North America. The decrease in water volume in Europe is mostly due to the significant decrease in sales of water under the brands of Nestle in Great Britain.


Selling, Delivery, and Administrative Expenses


The following table presents selling, delivery, and administrative expenses as a percentage of net operating revenues for the periods presented (in millions):

                                                             Quarter ended
                                                    ----------------------------
                                                      April 2,       March 28,
                                                        2004            2003
                                                    -------------  -------------

Selling, Delivery, and Administrative Expenses...... $   1,476      $   1,341

Net Operating Revenues.............................. $   4,240      $   3,667

Selling, Delivery, and Administrative Expenses as
 a percentage of Net Operating Revenues.............      34.8 %         36.6 %


The decrease as a percentage of net operating revenues from the first quarter of 2003 results from a combination of our strong net revenue per case growth, our increase in volume, our focus on logistics efficiency, and the four additional selling days in the first quarter of 2004 as compared to the first quarter of 2003. Certain costs such as selling and delivery expenses included in SD&A expenses vary with the number of selling days while others such as depreciation expense and salaries of salaried employees remain constant for the quarter regardless of the number of selling days. These fixed costs prevent SD&A expenses from varying directly with the number of selling days in the quarter.

Selling, delivery, and administrative (SD&A) expenses increased 10 percent from $1,341 million for the first quarter of 2003 to $1,476 million for the first quarter of 2004 on a consolidated basis. The following table presents the impact of currency exchange rate changes on the change in selling, delivery, and administrative expenses from the prior year:

                                             First-Quarter 2004 Change
                                            ---------------------------
                                                      North
                                             Total    America  Europe
                                            -------- -------- ---------
Reported change in Selling, Delivery, and
 Administrative Expenses.................... 10.0  %   7.0  %   24.0  %
  Impact of currency exchange rate changes.. (4.0 )   (1.0 )   (17.0 )
                                            ------   ------   -------
Currency-Neutral Change in Selling,
 Delivery, and Administrative Expenses......  6.0  %   6.0  %    7.0  %
                                             =====    =====    ======

Interest Expense


Net interest expense for the first quarter of 2004 increased 11% from the same period of 2003 to $156 million. This increase is mostly attributable to the difference in the number of days in the quarter compared to 2003. There were 87 interest days in the first quarter of 2003 and 93 interest days in the first quarter of 2004. In addition, the weighted average interest rate increased from 5.0% for the first quarter of 2003 to 5.3% for the first quarter of 2004.


Income Taxes


Our effective tax rate was 30% for the first quarter of 2004 and 33% for the first quarter of 2003. Our effective tax rate for full-year 2004 is projected to be 31%. Our effective tax rate for the remainder of 2004 will be dependent upon actual operating results and may change if the results for the year are different from current expectations.


Per Share Data


Our reported net income applicable to common shareowners was $104 million, or $0.22 per diluted common share, for the first quarter of 2004. For the first quarter of 2003, reported net income was $27 million, or $0.06 per diluted common share, and included (i) a cost recovery from the sale of a manufacturing facility to TCCC of $8 million ($0.01 per diluted common share), (ii) a reduction in interest expense of $8 million from a retroactive adjustment on certain interest rate swap agreements from declining interest rates ($0.01 per diluted common share), and (iii) a gain of $3 million from the sale of an investment.

Transactions with The Coca-Cola Company


The following table presents transactions with The Coca-Cola Company (TCCC) and the income statement impact of those transactions in millions for the periods presented (in millions):

                                                             Quarter ended
                                                      --------------------------
                                                       April 2,       March 28,
                                                         2004           2003
                                                      -----------    -----------
Amounts from TCCC to CCE:
 Marketing support funding earned.................... $     222      $     193
 Fountain syrup and packaged product sales...........       118            101
 Cold drink equipment placement funding earned.......        15             17
 Dispensing equipment repair services................        14             12
 Operating expense cost reimbursements...............         6              9
 Cost recovery from sale of hot-fill production
  facility (proceeds of $58 million).................         -              8
 Other transactions..................................         2              4
                                                       ---------      ---------
                                                      $     377      $     344
                                                       =========      =========
Amounts from CCE to TCCC:
 Purchases from TCCC:
   Syrup and concentrate............................. $   1,151      $     959
   Sweetener.........................................        76             72
   Finished products.................................       148            119
                                                       ---------      ---------
                                                          1,375          1,150
 Marketing program payments..........................        12              -
 Operating expense cost reimbursements...............         -              4
                                                       ---------      ---------
                                                      $   1,387      $   1,154
                                                       =========      =========

We are continuing to work with TCCC to simplify our financial relationship. As part of our strategic planning project with TCCC, we have agreed that an increase in the level of spending in the areas of brand building and innovation is necessary to promote our objective of building value. In support of this strategy, we paid TCCC $12 million for the first quarter of 2004 for participating in marketing activities. This amount is shown as marketing program payments in the table above.

During the first quarter of 2004, TCCC revised our base special  marketing funds
(SMF) funding rate to include reimbursements between the companies for expenses related to the transfer of customer marketing group efforts to us from TCCC and the transfer of local media activities from us to TCCC in prior years. These amounts are included in marketing support funding earned in 2004 in the table above. The amount shown above as reimbursement to us from TCCC for the first quarter of 2004 relates to the staffing costs transferred to us under another agreement with TCCC.


During the first quarter of 2004, we recognized approximately $41 million of the 2004 volume growth funding available to us under the Strategic Growth Initiative
(SGI) Program. This amount is included in marketing support funding earned in the table above. While this agreement provided us with the opportunity to earn up to $165 million of volume growth funding in 2004, we and TCCC are currently developing a different funding approach as described in the following paragraph.


We have agreed with TCCC that, prospectively, a significant portion of our funding from TCCC will be netted against the price we pay TCCC for concentrate. The result will be a lower price to us for concentrate. The reduction in price will represent the amount of funding that would have otherwise been paid to us. Effective May 1, 2004, a new concentrate price was established for our United States territories based on the expectation that the funding under the SMF and SGI programs will be discontinued and the amounts netted against the concentrate price. We are also discussing other changes in our relationship with TCCC to further streamline transactions between the two companies.


While implementation of this new pricing structure will be cash neutral to both companies, our cost of sales will increase approximately $45 million in the second quarter of 2004. As inventory on hand at May 1 is sold, marketing funding related to the inventory will not be paid, increasing our cost of goods for the second quarter. Effective May 1, the concentrate cost has been lowered which will reduce our investment in inventory by a similar amount. The net result of these changes is neutral to our net cash derived from operations.


We participate in cooperative trade marketing arrangements (CTM) in the United States administered by TCCC. Beginning in 2002, we became responsible for all costs of the program in our territories, other than costs related to a limited number of specified customers. We transfer amounts to TCCC under the program for payment to customers. Pursuant to these arrangements, amounts paid or payable to TCCC for the quarters ended April 2, 2004 and March 28, 2003 totaled approximately $56 million and $58 million, respectively, recognized as a reduction of net operating revenues.

Deferred cash payments from TCCC include amounts deferred under Jumpstart and other miscellaneous programs. Under our Jumpstart agreements with TCCC, we are required to purchase and place targeted amounts of cold drink equipment through 2008. Due to our success in increasing equipment penetration in our North American territories and the slower sales growth environment that exists in many of the cold drink channels in these territories, we are in discussions with TCCC to amend our Jumpstart agreements. The proposed amendment to the Jumpstart agreements for the United States and Canada would reduce the cold drink equipment purchase and placement requirements by 70,000 units per year for 2004 and 2005 and extend our North American purchase and placement requirements into 2010.


As we amend the North American Jumpstart agreements in the manner described, we expect to recognize approximately $50 million of non-cash funding in 2004 and 2005 as we place the cold drink equipment. This is approximately $35 million less than we would recognize in each of those years under the current Jumpstart agreements. Support funding recognized under the Jumpstart programs with TCCC is shown as cold drink equipment placement funding in the table above.


In March 2004, we recalled the recently launched Dasani water brand in Great Britain as we became aware of bromate levels in the product that exceeded British regulatory standards. We recognized $32 million as a reimbursement due from TCCC as of April 2, 2004 as an offset to the related costs. This amount has been netted in the amounts due to TCCC in our condensed consolidated balance sheet as of April 2, 2004. There may be adjustments to the amounts recovered from TCCC over the balance of the year as we refine and validate our initial estimate of costs.


Pensions and Other Postretirement Benefits


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


Weighted-average  assumptions used to determine benefit  obligations at December
31:

                                           Pension Benefits     Other Benefits
                                          ------------------  ------------------
                                            2003     2002       2003      2002
                                          --------  --------  --------  --------
Discount Rate...........................    6.0%     6.8%       6.1%      7.0%
Rate of compensation increase...........    4.6%     4.6%        -         -


Weighted-average assumptions used to determine net cost for years ended December 31:

                                           Pension Benefits     Other Benefits
                                          ------------------  ------------------
                                            2004     2003       2004      2003
                                          --------  --------  --------  --------
Discount Rate...........................    6.0%     6.8%       6.1%      7.0%
Expected return on plan assets..........    8.3%     8.3%        -         -
Rate of compensation increase...........    4.6%     4.6%        -         -

Net periodic benefit costs for the quarters ended consisted of the following (in millions):
                                                            Other Postretirement
                                            Pension Plans          Plans
                                      ------------------------------------------
                                       April 2,  March 28,  April 2,   March 28,
                                         2004      2003      2004        2003
                                      --------- ---------- --------- -----------
Components of net periodic
 benefit costs:
Service cost......................... $   27     $   21    $    3     $    3
Interest cost........................     33         28         5          6
Expected return on plan assets.......    (34)       (29)        -          -
Recognized actuarial (gain)/loss.....     12          2         1          -
Amortization of prior service cost...      -          -        (3)        (2)
                                       --------  ---------  --------   ---------
Net periodic benefit cost............ $   38     $   22    $    6     $    7
                                       ========  =========  ========   =========

Pension assets of the North American and UK plans represent approximately 96% of pension plan assets. Below is a summary of targeted pension plan asset allocation, actual allocation of those assets at the end of the first quarter of 2004 and 2003 along with expected long-term rate of return by asset category.



                           Weighted
                            Average                               Weighted-
                             Target                                 Average
     Asset Category        Allocation      % of Plan Assets       Expected
------------------------- ------------ -------------------------   Long-Term
                          December 31,   April 2,    March 28,     Rate of
                             2003         2004         2003         Return
                          ------------ ------------ ------------ ------------
Equity Securities........        65  %        72  %        62  %       8.7  %
Fixed Income Securities..        20           20           27          5.7
Real Estate..............         5            3            4          9.6
Other....................        10            5            7         10.4
                            --------     --------     --------     --------
Total....................       100  %       100  %       100  %       8.3  %
                            ========     ========     ========     ========

The April 2, 2004 overweight in Equity Securities is largely driven by the U.S. where efforts are underway to bring Real Estate and Private Equity closer to their respective target allocations. This reallocation will take place during the next 6 to 18 months. On an interim basis, funds that will ultimately be redirected to Real Estate and Private Equity are being invested in Equities.


Our Fixed Income Securities portfolio is invested primarily in commingled funds and managed in terms of overall return expectations rather than matching duration against plan liabilities, therefore debt maturities are not significant to the plan performance.

Contributions to pension and other postretirement benefit plans of the Company were $12 million and $9 million for the quarters ended April 2, 2004 and March 28, 2003, respectively. Projected contributions for 2004 and contributions for 2003 are as follows:


                                         Pension and Postretirement
                                                   Plans
                                        -----------------------------
                                          Projected       Actual
                                            2004           2003
                                        ------------- ---------------
 Contributions
 U. S. - Pension........................ $      225     $      168
 European - Pension.....................         33             29
 North America - Postretirement.........         22             20
                                          ----------     ----------
                                         $      280     $      217
                                          ==========     ==========




Our policy is to fund the U.S. pension plans at a level to maintain, within established guidelines, the IRS defined 90% Current Liability Funded status. The Pension Funding Equity Act of 2004, signed by President Bush on April 10, 2004, established new benchmark interest rates for the determination of that status. While we believe that the rates to be used for the January 1, 2004 valuation will allow us to contribute less than our previous estimate of $225 million to U.S. plans during 2004, we do not plan to change our projected contributions at this time. At January 1, 2003, the date of the most recent determination, all U.S. funded defined benefit pension plans had a Current Liability Funded status equal to or greater than 90%. (In accordance with calculation guidelines, the January 1, 2003 Current Liability Funded status reflects the third quarter 2003 contribution as a receivable.)


On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. We expect that this legislation may reduce our costs for some of these programs. At this point, our investigation into our response to the legislation is preliminary, as we await guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that some of our retiree medical plans will need to be changed to qualify for beneficial treatment under the Act, while other plans may continue unchanged.


Because of various uncertainties related to our response to this legislation and the appropriate accounting methodology to be applied for this event, we elected to defer financial recognition of this legislation until the Financial Accounting Standards Board issues final accounting guidance. When issued, that final guidance could require us to change previously reported information. However, since we have already taken steps to limit our postretirement medical benefits, any reductions in postretirement benefit costs resulting from the Act are not expected to be material.

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


The following table provides additional information on debt facilities (in billions):

                                                        April 2,   December 31,
                                                          2004        2003
                                                       ----------- ------------
Amounts Available for Borrowing:
  Amounts available under domestic and international
   credit facilities (A)...............................  $   2.8     $     3.3
  Amounts available under public debt facilities which
   could be used for long-term financing, refinancing
   of debt maturities, and refinancing of commercial
   paper:..............................................
     Registration statements with the Securities and
      Exchange Commission..............................      3.2           3.2
     Euro medium-term note program.....................      2.1           2.1
     Canadian medium-term note program (B).............      1.5           1.5
                                                          -------     ---------
  Total amounts available under public debt facilities.      6.8           6.8
                                                          -------     ---------
Total Amounts Available................................  $   9.6     $    10.1
                                                          =======     =========

(A) At April 2, 2004 and December 31, 2003, we had $230 million and $45 million, respectively, of short-term borrowings outstanding under these facilities.

(B) In Canadian dollars, amounts available under the Canadian medium-term note program totaled $2.0 billion at April 2, 2004 and December 31, 2003.


In addition, we satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit in the countries in which we operate. At April 2, 2004, we had approximately $1.2 billion outstanding in commercial paper and approximately $2.8 billion available as a back-up to commercial paper under working capital lines of credit. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of the first quarter, our debt portfolio contained 71% fixed rate debt and 29% floating rate debt.


Summary of Cash Activities


Cash and cash investments decreased $11 million during the first quarter of 2004 from net cash transactions. Our primary sources of cash for the first quarter of 2004 were operations, which provided $60 million, and proceeds from the issuance of debt aggregating $331 million. Our primary uses of cash were debt repayments totaling $284 million and capital expenditures totaling $158 million.

Operating Activities: Operating activities resulted in $60 million of net cash provided during the first quarter of 2004 compared to $229 million used in operating activities for the same period in 2003. This increase is a result of an increase in net income and changes in operating assets and liabilities.


Investing Activities: Net cash used in investing activities resulted primarily from our continued capital investments of $158 million in the first quarter of 2004. We expect full-year 2004 capital expenditures to total approximately $1.1 billion.


Financing Activities: The following table presents issuances of long-term debt and payments on long-term debt as noted in our condensed consolidated statements of cash flows for the quarters ended (in millions):

                                                             April 2,  March 28,
                                        Maturity    Rate      2004       2003
                                       ---------- --------- ---------- ---------
Issuances of Long-Term Debt:
French revolving credit facilities....                      $    124   $      9
Other issuances.......................                            51        282
                                                             --------   --------
Total.................................                      $    175   $    291
                                                             ========   ========

Payments on Long-Term Debt:
$350 million Canadian dollar note.....  Mar 2004     5.65 % $    266   $      -
French franc notes....................  Jan 2003     5.00          -         27
Eurobonds.............................  Feb 2003     5.00          -        160
$100 million Canadian dollar note.....  Mar 2003     5.31          -         66
Other payments........................                            18         39
                                                             --------   --------
Total.................................                      $    284   $    292
                                                             ========   ========

Net Increase in Commercial Paper......                      $    156   $    320
                                                             ========   ========

We continue to refinance portions of our short-term borrowings as they mature with short-term and long-term fixed and floating rate debt. Exchange rate changes during the first quarter of 2004 resulted in an increase in long-term debt of $6 million.

                              FINANCIAL CONDITION


Inventory increased approximately 17% from December 31, 2003 to April 2, 2004. This increase is primarily due to the seasonality of our business in preparation for higher sales anticipated in the second quarter.

The current portion of deferred cash payments from TCCC decreased significantly from December 31, 2003 in anticipation of an amendment to our Jumpstart agreement with TCCC. This proposed amendment would reduce the cold drink equipment purchase and placement requirements for 2004 and 2005 and extend placement requirements into 2010. As we amend the North American Jumpstart agreements in the manner described, we expect to recognize approximately $50 million of non-cash funding in 2004 and 2005 as we place the cold drink equipment. This is approximately $35 million less than we would recognize in each of those years under the current Jumpstart agreements.


                         KNOWN TRENDS AND UNCERTAINTIES


Contingencies


Our business practices are being reviewed in various jurisdictions by the European Commission for alleged abuses of an alleged dominant position under
Article 82 of the EU Treaty. We do not believe we have a dominant position in the relevant markets, or that our current or past commercial practices violate EU law. Nonetheless, the Commission has considerable discretion in reaching conclusions and levying fines, which are subject to judicial review. The Commission has not notified us when it might reach any conclusions.


We are also the subject of investigations by Belgian and French competition law authorities for our compliance with respect to competition laws. We intend to continue to vigorously defend against an unfavorable outcome, although it is not possible for us to determine the ultimate outcome of these matters at this time.


In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in anticompetitive marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003; we and TCCC have applied to the Texas Supreme Court for leave to appeal to that court. We believe our accruals are adequate to cover the damages awarded by the trial court if its judgment is allowed to stand. The claims of the three remaining plaintiffs in this case remain to be tried and one additional competitor has filed a similar claim against us. We have not provided for any potential awards under these additional claims and we intend to vigorously defend against these claims.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. In one case, the parties have accepted a mediator's proposed settlement in Juarez et al. v. BCI Coca-Cola Bottling Company of Los Angeles, Coca-Cola Enterprises Inc. and Does 1-50. The terms of the release are still the subject of negotiation, and any settlement, which is not expected to have a material effect on our financial condition, is subject to final approval by the trial court having jurisdiction over the lawsuit. Our subsidiary is vigorously defending against the other claims, but it is not possible to predict the outcome at this time.


Under the Jumpstart programs with TCCC, we received payments from TCCC for a portion of the cost of developing the infrastructure necessary to support accelerated placements of cold drink equipment. We recognize the payments primarily as cold drink equipment is placed, through 2008, and over the period we have the potential requirement to move the equipment, through 2020. We are currently in discussions with TCCC to amend our North American Jumpstart agreements reducing our cold drink equipment purchase and placement requirements for 2004 and 2005. Should TCCC not agree to the amendment and we fail to purchase and place the equipment that is required by the current agreements, we may be considered in breach of the contracts. Should we not satisfy the provisions of the programs for this or any other reason, the agreement provides for the parties to meet to work out mutually agreeable solutions. Should the parties be unable to agree on alternative solutions, TCCC would be entitled to seek a partial refund of amounts previously paid. No refunds have ever been paid under these programs and we believe the probability of a partial refund of amounts previously paid under these programs is remote. We believe we would in all cases resolve any matters that might arise with TCCC.


Under our current SGI agreement with TCCC, we are eligible to receive up to $165 million of volume growth funding in 2004 $41 million of which was recognized in the first quarter of 2004, which is to be earned by attaining mutually established sales volume growth targets for brands owned by The Coca-Cola Company. The annual and quarterly target minimums are established for each program year through mutual agreements with TCCC based on expected sales volume. Sales volume growth is determined through a formula with adjustments for brand conversions, brand acquisitions, new brand introductions, and performance in excess of the previous year's performance. If these minimum targets are not met, the SGI agreement provides for penalties of $1 per equivalent case that are offset against the Volume Growth Funding of $165 million available under the program. Under the SGI agreement, quarterly funding commitments are advanced at the beginning of each quarter less penalties from any year-to-date shortfall to targets. As previously noted, we are currently in discussions with TCCC about terminating the SGI agreement in connection with changing the way concentrate is priced in the United States.

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


We are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases or the other cases discussed above, management believes, based on discussions with counsel, that any ultimate liability would not materially affect our financial position, results of operations, or liquidity.


Accounting Developments


We currently apply APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. In March 2004, the FASB issued the Exposure Draft, Share-Based Payment - an amendment of Statements No. 123 and 95 (Proposed Statement of Financial Accounting Standards). The Exposure Draft would replace existing requirements under FAS 123, Accounting for Stock-Based Compensation, and APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the Exposure Draft, all equity-based awards to employees would be required to be recognized in the income statement based on their fair value. The Exposure Draft is expected to be finalized in late 2004 and would be effective for us beginning in 2005.


In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," revised December 2003. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity in certain instances. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 are to be applied by us in first quarter 2004. Our adoption of FIN 46 did not have an impact on our financial position, cash flows, and results of operations.


                              CAUTIONARY STATEMENTS


There are several factors - many beyond our control - that could cause results to differ significantly from our expectations. Our expectations are based on then currently available competitive, financial, and economic data along with our operating plans and are subject to future events and uncertainties. We caution readers that in addition to the important factors described elsewhere in this report, the following factors, among others, could cause our business, results of operations and/or financial condition in 2004 and thereafter to differ significantly from those expressed in any forward-looking statements. There are also other factors not described in this report that could cause results to differ from our expectations.

Marketplace: The Company's response to continued and increased customer and competitor consolidations and marketplace competition may result in lower than expected net pricing of our products. In addition, competitive pressures may cause channel and product mix to shift from more profitable cold drink channels and packages and adversely affect our overall pricing. Efforts to improve pricing in the future consumption channels of our business may result in lower than expected volume. In addition, weather conditions, particularly in Europe, may have a significant impact on our sales volume. Net pricing, volume, and costs of sales are the primary determinants of net earnings.


Cost Participation Payments from The Coca-Cola Company (TCCC): We are working with TCCC to simplify our financial relationship. Material changes in levels of payments historically provided under various programs with TCCC, or our inability to meet the performance requirements for the anticipated levels of such support payments, could adversely affect future earnings. TCCC is under no obligation to participate in future programs or continue past levels of payments into the future. We are unable to determine at this point the ultimate impact of anticipated changes in arrangements with TCCC.


The amount of infrastructure funding from TCCC recognized as an offset to cost of sales in a given year is dependent upon the actual number of units placed in service. Actual results may differ materially from projections should placement levels be significantly different than program requirements. For example, we are currently in discussions with TCCC to amend our North American Jumpstart agreements reducing our cold drink equipment purchase and placement requirements for 2004 and 2005. Should TCCC not agree to the amendment and we fail to purchase and place the equipment that is required by the current agreements, we may be considered in breach of the contracts. Should we not satisfy the provisions of the infrastructure funding programs for this or any other reason, and we are unable to agree with TCCC on an alternative solution, TCCC would be entitled to seek partial refund of amounts previously paid.


Raw Materials: Our forecasts assume no unplanned increases in the costs of raw materials, ingredients, packaging materials, or supplies. If such increases occur, and we are unable to achieve an increase in pricing to customers by comparable amounts, earnings could be adversely affected.


Infrastructure Investment: Projected capacity levels of our infrastructure investments may differ from actual if our volume growth is not as anticipated. Significant changes from our expected timing of returns on cold drink equipment and employee, fleet, and plant infrastructure investments could adversely impact our net income.


Financing Considerations: Changes from our expectations for interest and currency exchange rates can have a material impact on our forecasts. We may not be able to completely mitigate the effect of significant interest rate or currency exchange rate changes. Changes in our debt rating can have a material adverse effect on interest costs and our financing sources.

Legal Contingencies: Changes from expectations for the resolution of outstanding legal claims and assessments, including the investigation by the European Commission, could have a material impact on our forecasts and financial condition.


Legislative Risk: Our business model is dependent on the availability of our products in multiple channels and locations to better satisfy our customers' needs. Laws that restrict our ability to distribute products in schools and other venues or materially impact our cash flows could negatively impact our revenue and profit.


Tax Contingencies: An assessment of additional taxes resulting from audits conducted by the Canadian tax authorities could have a material impact on our earnings and financial condition.


Item 3. Quantitative and Qualitative Disclosures About Market Risk


We have no material changes to the disclosure on this matter made in "Management's Financial Review - Interest Rate and Currency Risk Management" on Pages 76 and 77 of our Annual Report to Shareowners for the year ended December 31, 2003.


Item 4. Controls and Procedures


Our Chief Executive Officer and Chief Financial Officer, with the participation of management, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended April 2, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II.   Other Information


Item 1.    Legal Proceedings


Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. The parties have accepted a mediator's proposed settlement in Juarez et al. v. BCI Coca-Cola Bottling Company of Los Angeles, Coca-Cola Enterprises Inc. and Does 1-50. The terms of the release are still the subject of negotiation, and any settlement, which is not expected to have a material effect on our financial condition, is subject to final approval by the trial court having jurisdiction over the lawsuit.



Item 4.    Submission of Matters to a Vote of Security Holders


The annual meeting of shareowners was held on Friday, April 30, 2004 in Wilmington, Delaware at which the following matters were submitted to a vote of the shareowners of the Company:


(a) Votes cast for or withheld regarding the election of Directors for terms expiring in 2007:

                                          For                Withheld
                                  -------------------   ------------------

     John R. Alm                      392,703,507           18,266,673
     J. Trevor Eyton                  383,632,136           27,338,044
     Gary P. Fayard                   392,418,340           18,551,840
     L. Phillip Humann                371,150,583           39,819,597
     Paula G. Rosput                  382,124,916           28,845,264


Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:




         Term expiring in 2005                     Term expiring in 2006
-------------------------------------    ------------------------------------

     John L. Clendenin                        Calvin Darden
     James E. Copeland, Jr.                   Marvin J. Herb
     John E. Jacob                            Steven J. Heyer
     Summerfield K. Johnston, Jr.             Jean-Claude Killy
     Deval L. Patrick                         Lowry F. Kline

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

                                                                       Broker
         Proposal                For         Against      Abstain    Non-Votes
--------------------------- ----------------------------------------------------
Approval of the 2004
 Executive Management
 Incentive Plan               388,091,877    18,979,250   3,899,053           -
Approval of the 2004 Stock
 Award Plan                   310,853,718    72,796,312   3,777,386  23,542,764
Approval of the Deferred
 Compensation Plan for
 Nonemployee Directors        365,863,942    17,277,880   4,285,602  23,542,756
Approval of the UK Employee
 Share Plan                   357,424,773    25,361,619   4,641,038  23,542,750
Approval of the Stock
 Savings Plan (Belgium)       358,617,884    24,431,761   4,377,786  23,542,749
Ratification of the Audit
 Committee Appointment of
 independent auditors         398,007,895     9,156,460   3,805,825           -
Shareowner proposal
 relating to shareowner
 approval of certain
 severance agreements         116,680,651   264,891,933   5,855,549  23,542,047
Shareowner proposal
 requesting adoption of
 publicly stated goals for
 enhanced rate of beverage
 container recovery in the
 United States                 21,106,987   340,875,668  25,444,767  23,542,758

Item 6.    Exhibits and Reports on Form 8-K





(a)      Exhibit (numbered in accordance with Item 601 of Regulation S-K):


Exhibit                                                Incorporated by Reference
Number                   Description                       or Filed Herewith
------- ---------------------------------------------- -------------------------

        Earnings to Combined Fixed Charges and            Filed herewith.
  12     Preferred Stock Dividends.
        Certificate of John R. Alm, filed pursuant to     Filed herewith.
         Section 302 of the Sarbanes-Oxley Act of
 31.1    2002.
        Certificate of Patrick J. Mannelly, filed         Filed herewith.
         pursuant to Section 302 of the Sarbanes-Oxley
 31.2    Act of 2002.
        Certificate of John R. Alm, furnished pursuant    Furnished herewith.
         to Section 906 of the Sarbanes-Oxley Act of
 32.1    2002.
        Certificate of Patrick J. Mannelly, furnished     Furnished herewith.
         pursuant to Section 906 of the Sarbanes-Oxley
 32.2    Act of 2002.


(b)  Reports on Form 8-K:



During the first quarter of 2004, we filed the following current reports on Form 8-K:

     Date of Report                             Description
-------------------------  -----------------------------------------------------
January 21, 2004           Press release announcing webcast to analysts and
                            investors on January 29, 2004 (Item 9). Filed January 21, 2004.
January 29, 2004           Press releases announcing management changes and the
                            Company's fourth quarter and full year 2003 results (Items 5, 7, and 12). Filed January 29, 2004.
February 17, 2004          Press releases announcing election of G. David Van
                            Houten as executive vice president and Chief
                            Operating Officer and new officers (Items 5 and 7). Filed February 18, 2004.
March 23, 2004             Press release announcing webcasts of two analyst
                            conference presentations on March 31, 2004 (Item 9).
                             Filed March 25, 2004.
March 31, 2004             Press release announcing that the Company affirms
                            2004 financial targets (Item 9).  Filed April 2,
                            2004.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COCA-COLA ENTERPRISES INC.
                               (Registrant)



Date:    May 12, 2004          /s/ Patrick J. Mannelly
                               -------------------------------------------------
                               Patrick J. Mannelly
                               Senior Vice President and Chief Financial Officer




Date:     May 12, 2004         /s/ Rick L. Engum
                               -------------------------------------------------
                               Rick L. Engum
                               Vice President, Controller and
                                   Principal Accounting Officer