Form 10-Q
period 2004-07-02
COCA COLA ENTERPRISES INC
filed 2004-08-11
CIK 804055

COCA-COLA ENTERPRISES INC.

                                    FORM 10-Q


                                QUARTERLY REPORT


                       FOR THE QUARTER ENDED JULY 2, 2004


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

                   for the quarterly period ended July 2, 2004

                                       or

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


                                   __________


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

       469,005,178 SHARES OF $1 PAR VALUE COMMON STOCK AS OF JULY 30, 2004

================================================================================

                           COCA-COLA ENTERPRISES INC.
                          QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JULY 2, 2004

                                      INDEX

                                                                                Page
                                                                                -----

                         PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements

              Condensed Consolidated Income Statements for the Quarters ended
                  July 2, 2004 and June 27, 2003................................     1

              Condensed Consolidated Income Statements for the Six Months ended
                  July 2, 2004 and June 27, 2003................................     2

              Condensed Consolidated Balance Sheets as of July 2, 2004
                  and December 31, 2003.........................................     3

              Condensed Consolidated Statements of Cash Flows for the
                  Six Months ended July 2, 2004 and June 27, 2003...............     5


              Notes to Condensed Consolidated Financial Statements..............     6

Item 2.       Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.........................................    22


Item 3.       Quantitative and Qualitative Disclosures About Market Risk........    47


Item 4.       Controls and Procedures...........................................    47


                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..................................    48

Signatures......................................................................    50


PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS


                           COCA-COLA ENTERPRISES INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)


                                                                                              QUARTER ENDED
                                                                                        -------------------------
                                                                                          JULY 2,        JUNE 27,
                                                                                           2004            2003
                                                                                        ----------      ---------
NET OPERATING REVENUES...............................................................   $   4,844       $   4,617
Cost of sales, transactions with The Coca-Cola Company
     $1,313 and $1,206, respectively.................................................       2,884           2,690
                                                                                        ----------      ---------
GROSS PROFIT.........................................................................       1,960           1,927
Selling, delivery, and administrative expenses.......................................       1,509           1,399
                                                                                        ----------      ---------
OPERATING INCOME.....................................................................         451             528
Interest expense, net................................................................         157             156
Other nonoperating income, net.......................................................           -               2
                                                                                        ----------      ---------

INCOME BEFORE INCOME TAXES...........................................................         294             374
Income tax expense...................................................................          91             114
                                                                                        ----------      ---------
NET INCOME...........................................................................         203             260
Preferred stock dividends............................................................           -               1
                                                                                        ----------      ---------
NET INCOME APPLICABLE TO COMMON SHAREOWNERS..........................................   $     203       $     259
                                                                                        ==========      =========

BASIC NET INCOME PER SHARE APPLICABLE TO COMMON SHAREOWNERS..........................   $    0.44       $    0.57
                                                                                        ==========      =========

DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON SHAREOWNERS........................   $    0.43       $    0.56
                                                                                        ==========      =========

DIVIDENDS PER SHARE APPLICABLE TO COMMON SHAREOWNERS.................................   $    0.04       $    0.04
                                                                                        ==========      =========

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (UNAUDITED; IN MILLIONS EXCEPT PER SHARE DATA)

                                                                                             SIX MONTHS ENDED
                                                                                        -------------------------
                                                                                          JULY 2,        JUNE 27,
                                                                                           2004            2003
                                                                                        ----------      ---------
NET OPERATING REVENUES...............................................................   $   9,083       $   8,284
Cost of sales, transactions with The Coca-Cola Company
     $2,451 and $2,138, respectively.................................................       5,344           4,838
                                                                                        ---------       ---------
GROSS PROFIT.........................................................................       3,739           3,446
Selling, delivery, and administrative expenses.......................................       2,984           2,740
                                                                                        ---------       ---------
OPERATING INCOME.....................................................................         755             706
Interest expense, net................................................................         313             296
Other nonoperating income, net.......................................................           1               6
                                                                                        ---------       ---------
INCOME BEFORE INCOME TAXES...........................................................         443             416
Income tax expense...................................................................         136             128
                                                                                        ---------       ---------
NET INCOME...........................................................................         307             288
Preferred stock dividends............................................................           -               2
                                                                                        ---------       ---------
NET INCOME APPLICABLE TO COMMON SHAREOWNERS..........................................   $     307       $     286
                                                                                        =========       =========

BASIC NET INCOME PER SHARE APPLICABLE TO COMMON SHAREOWNERS..........................   $    0.67       $    0.63
                                                                                        =========       =========

DILUTED NET INCOME PER SHARE APPLICABLE TO COMMON SHAREOWNERS........................   $    0.65       $    0.62
                                                                                        =========       =========

DIVIDENDS PER SHARE APPLICABLE TO COMMON SHAREOWNERS.................................   $    0.08       $    0.08
                                                                                        =========       =========



See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)



                                                                                       JULY 2,       DECEMBER 31,
                                      ASSETS                                            2004             2003
                                                                                    --------------  -------------
                                                                                     (Unaudited)
CURRENT
   Cash and cash investments, at cost approximating market........................   $      21       $       80
   Trade accounts receivable, less allowance reserves of $50 and $52, respectively       2,067            1,735
   Amounts receivable from The Coca-Cola Company, net ............................           -               37
   Inventories:
     Finished goods...............................................................         593              475
     Raw materials and supplies...................................................         329              250
                                                                                     ---------       ----------
                                                                                           922              725
   Current deferred income tax assets.............................................          76               42
   Prepaid expenses and other current assets......................................         358              381
                                                                                     ---------       ----------
       Total Current Assets.......................................................       3,444            3,000

PROPERTY, PLANT, AND EQUIPMENT
   Land...........................................................................         458              445
   Buildings and improvements.....................................................       2,092            2,064
   Machinery and equipment........................................................      11,007           10,743
                                                                                     ---------        ---------
                                                                                        13,557           13,252
   Less allowances for depreciation...............................................       7,136            6,729
                                                                                     ---------       ----------
                                                                                         6,421            6,523
   Construction in progress.......................................................         237              271
                                                                                     ---------       ----------
     Net Property, Plant, and Equipment...........................................       6,658            6,794

GOODWILL..........................................................................         578              578

LICENSE INTANGIBLE ASSETS.........................................................      14,173           14,171

LONG-TERM CUSTOMER CONTRACTS AND OTHER NONCURRENT ASSETS..........................       1,128            1,157
                                                                                     ---------       ----------
                                                                                     $  25,981       $   25,700
                                                                                     =========       ==========




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN MILLIONS EXCEPT SHARE DATA)



                                                                                       JULY 2,       DECEMBER 31,
                        LIABILITIES AND SHAREOWNERS' EQUITY                             2004             2003
                                                                                    --------------  ---------------
                                                                                     (Unaudited)

CURRENT
   Accounts payable and accrued expenses..........................................   $   2,628       $    2,760
   Amounts payable to The Coca-Cola Company, net .................................          53                -
   Deferred cash payments from The Coca-Cola Company..............................          44               87
   Current portion of long-term debt..............................................         735            1,094
                                                                                     ---------        ---------
       Total Current Liabilities..................................................       3,460            3,941

LONG-TERM DEBT, LESS CURRENT MATURITIES...........................................      10,674           10,552

RETIREMENT AND INSURANCE PROGRAMS AND OTHER LONG-TERM OBLIGATIONS.................       1,564            1,522

DEFERRED CASH PAYMENTS FROM THE COCA-COLA COMPANY.................................         366              355

LONG-TERM DEFERRED INCOME TAX LIABILITIES.........................................       5,093            4,965

SHAREOWNERS' EQUITY

   Common stock, $1 par value - Authorized - 1,000,000,000 shares;
      Issued - 474,795,059 and 462,084,668 shares, respectively...................         475              462
   Additional paid-in capital.....................................................       2,807            2,611
   Reinvested earnings............................................................       1,510            1,241
   Accumulated other comprehensive income.........................................         120              133
   Common stock in treasury, at cost - 6,589,049 and 6,330,513 shares,
      respectively................................................................         (88)             (82)
                                                                                     ---------        ---------
       Total Shareowners' Equity..................................................       4,824            4,365
                                                                                     ---------        ---------
                                                                                     $  25,981        $  25,700
                                                                                     =========        =========




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED; IN MILLIONS)


                                                                                             SIX MONTHS ENDED
                                                                                        --------------------------
                                                                                          JULY 2,        JUNE 27,
                                                                                           2004            2003
                                                                                        ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income........................................................................    $    307        $    288
   Adjustments to reconcile net income to net cash derived from operating activities:
     Depreciation....................................................................         521             510
     Amortization....................................................................          15              39
     Deferred income tax expense.....................................................          81              87
     Deferred cash payments from The Coca-Cola Company...............................         (32)            (41)
     Pension costs in excess of cash contributions...................................          62              33
     Net changes in current assets and current liabilities...........................        (424)           (234)
     Other...........................................................................         (80)            (82)
                                                                                         ---------       ---------
   Net cash derived from operating activities........................................         450             600

CASH FLOWS FROM INVESTING ACTIVITIES

   Investments in capital assets.....................................................        (406)           (460)
   Proceeds from fixed asset disposals, $58 from
      The Coca-Cola Company in 2003..................................................           8              63
   Cash investments in bottling operations, net of cash acquired.....................           -             (13)
                                                                                         ---------       ---------
   Net cash used in investing activities.............................................        (398)           (410)

CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase in commercial paper..................................................         502              24
   Issuances of long-term debt.......................................................         187             400
   Payments on long-term debt........................................................        (928)           (570)
   Cash dividend payments on common and preferred stock..............................         (37)            (20)
   Cash received from stock option exercises.........................................         165              15
   Cash received from settlement of interest rate swap...............................           -              28
                                                                                         ---------       ---------
   Net cash used in financing activities.............................................         (111)           (123)
                                                                                         ---------       ---------
NET (DECREASE) INCREASE IN CASH AND CASH INVESTMENTS.................................         (59)             67
   Cash and cash investments at beginning of period..................................          80              68
                                                                                         ---------       ---------
CASH AND CASH INVESTMENTS AT END OF PERIOD...........................................    $     21        $    135
                                                                                         =========       =========




See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. (CCE) Annual Report on Form 10-K for the year ended December 31, 2003.

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

NOTE C - SEASONALITY OF BUSINESS

Operating results for the second quarter and six months ended July 2, 2004 are not indicative of results that may be expected for the year ending December 31, 2004 because of business seasonality. Business seasonality results from a combination of higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE D - EARNINGS PER SHARE

The following table presents information concerning basic and diluted earnings per share (in millions except per share data; per share data is calculated prior to rounding to millions):


                                                     QUARTER ENDED          SIX MONTHS ENDED
                                                   -----------------       -----------------
                                                   JULY 2,     JUNE 27,    JULY 2,   JUNE 27,
                                                    2004        2003        2004       2003
                                                    ----        ----        ----       -----
Net income .................................       $ 203       $ 260       $ 307       $ 288
Preferred stock dividends ..................           -           1           -           2
                                                   -----       -----       -----       -----
Net income applicable to common
    shareowners ............................       $ 203       $ 259       $ 307       $ 286
                                                   =====       =====       =====       =====
Basic average common shares outstanding.....         465         453         461         453
Effect of dilutive securities:
   Stock compensation awards(A) ............          11           6          10           7
                                                   -----        ----        ----       -----
Diluted average common shares
   outstanding .............................         476         459         471         460
                                                   =====        ====        ====       =====
Basic net income per share applicable
   to common shareowners ...................       $0.44       $0.57       $0.67       $0.63
                                                   =====       =====       =====        ====
Diluted net income per share applicable
   to common shareowners ...................       $0.43       $0.56       $0.65       $0.62
                                                   =====       =====       =====       =====


(A) Prior to the conversion into common stock during the third quarter of 2003, the preferred stock outstanding was not included in our computation of diluted earnings per share because the effect of its inclusion would have been antidilutive. Options to purchase 57.6 million and 65.2 million common shares were outstanding at July 2, 2004 and June 27, 2003, respectively. Of these amounts, options to purchase 13.9 million and 29.6 million shares for the quarters and six months ended July 2, 2004 and June 27, 2003, respectively, are not included in the computation of diluted earnings per share because the effect of including the options in the computation would be antidilutive. The dilutive impact of the remaining options outstanding each year is included in the stock compensation awards line above.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E - COMPREHENSIVE INCOME

The following table (in millions) presents a calculation of comprehensive income, comprised of net income and other adjustments. Other adjustments include currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, gains and losses on certain investments in debt and equity securities, changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges, and minimum pension liability adjustments, where applicable. We adjust for the income tax effect on all items comprising comprehensive income, excluding the impact of currency translations as earnings from international subsidiaries are determined to be indefinitely reinvested.


                                                             QUARTER ENDED                   SIX MONTHS ENDED
                                                          ----------------------        -------------------------
                                                           JULY 2,      JUNE 27,          JULY 2,       JUNE 27,
                                                             2004         2003             2004           2003
                                                          -------      ---------        --------        ---------
Net income ..............................................  $ 203           $ 260           $ 307           $ 288

Currency translations ...................................     17             135             (20)            272

Hedges of net investments, net of tax ...................     (6)            (26)              7             (53)

Unrealized gains (losses) on securities, net of tax .....      3               2               2              (4)

Realized losses on securities included in net income,
   net of tax ...........................................      -               -               -              (2)

Unrealized gains (losses) on cash flow hedges, net of tax      1               -              (4)              5

Realized losses (gains) on cash flow hedges included in
   net income, net of tax ...............................      1              (1)              2              (8)
                                                           -----           -----           -----           -----
Net change to derive comprehensive income for the period      16             110             (13)            210
                                                           -----           -----           -----           -----
Comprehensive income ....................................  $ 219           $ 370           $ 294           $ 498
                                                           =====           =====           =====           =====

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - RELATED PARTY TRANSACTIONS

The following table presents transactions with The Coca-Cola Company (TCCC), and their impact on the income statement categories, for the periods presented (in millions):

                                                             QUARTER ENDED              SIX MONTHS ENDED
                                                         -----------------------    -------------------------
                                                           JULY 2,      JUNE 27,       JULY 2,      JUNE 27,
                                                            2004         2003           2004          2003
                                                         ---------    ----------    ------------   ----------
Amounts affecting net operating revenues:
   Fountain syrup and packaged product sales...........  $     130    $      130    $      248     $      231
   Dispensing equipment repair services................         13            15            27             27
   Other transactions..................................          3             4             5              8
                                                         ---------    ----------    ----------     ----------
                                                         $     146    $      149    $      280     $      266
                                                         =========    ==========    ==========     ==========
Amounts affecting cost of sales:
   Purchases of syrup and concentrate..................  $  (1,233)   $   (1,231)   $   (2,384)    $   (2,190)
   Purchases of sweetener..............................        (82)          (84)         (158)          (156)
   Purchases of finished products......................       (171)         (140)         (319)          (259)
   Marketing support funding earned....................        156           225           378            418
   Cold drink equipment placement funding earned.......         17            24            32             41
   Cost recovery from sale of hot fill production
     facility..........................................          -             -             -              8
                                                         ---------    ----------    ----------     ----------
                                                         $  (1,313)   $   (1,206)   $   (2,451)    $   (2,138)
                                                         =========    ==========    ==========     ==========

Amounts affecting selling, delivery, and
 administrative expenses:
   Marketing program payments                            $      (8)   $        1    $      (20)    $        1
   Operating expense cost reimbursements:
      To TCCC..........................................         --            (4)            -             (8)
      From TCCC........................................          6             9            12             18
                                                         ---------    ----------    ----------     ----------
                                                         $      (2)   $        6    $       (8)    $       11
                                                         =========    ==========    ==========     ==========

As part of our strategic planning project with TCCC, we agreed that an increase in the level of spending in the areas of brand building and innovation is necessary to promote our objective of building value. In support of this strategy, we agreed to pay TCCC approximately $20 million for the first six months of 2004 for participation in marketing activities. This amount is included in marketing program payments in the table above.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - RELATED PARTY TRANSACTIONS (CONTINUED)

Effective May 1, 2004, we agreed with TCCC that a significant portion of our funding from TCCC will be netted against the price we pay TCCC for concentrate in our United States territories. Effective June 1, 2004, similar changes were made in our Canadian territories. As a result, our cost of sales increased by approximately $41 million during the second quarter of 2004 as inventory on hand was sold without funding and replaced with lower cost inventory. We agreed to terminate the Strategic Growth Initiative (SGI) program and eliminate the Special Marketing Funds (SMF) funding program. TCCC has paid us all funding earned under the SMF funding program. Under the SGI program, we received $41.3 million from TCCC during the first quarter of 2004 and TCCC has agreed to pay us $6.8 million as a final payment for the second quarter of 2004.

Also effective May 1, 2004, TCCC agreed to establish a Global Marketing Fund, under which TCCC will pay us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive ten-year periods thereafter unless either party gives written notice of termination of this agreement. The marketing activities to be funded under this agreement will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. We will receive a pro rata amount of $41.5 million for 2004. We recognized $10 million during the second quarter of 2004 which is included in marketing support funding earned in the table above.

During the first quarter of 2004, TCCC revised our base SMF funding rate to include reimbursements between the companies for expenses related to the assumption of customer marketing group responsibilities from TCCC and the transfer of local media activities from us to TCCC in prior years. These amounts are included in marketing support funding earned for 2004 in the table above, through April 2004 when, as noted above, the SMF funding program was terminated. The amounts shown above as reimbursements to us from TCCC for the second quarter and first six months of 2004 relate to the staffing costs transferred to us under another agreement with TCCC.

Pursuant to our concentrate agreement, in second quarter 2004, TCCC changed the distribution route for concentrate of certain brands we source from them. This change resulted in an approximate $34 million increase in inventory and amounts payable to TCCC as of July 2, 2004. Extension of due dates for concentrate payments will result in no material impact to working capital.

We participate in cooperative trade marketing arrangements (CTM) in the United States administered by TCCC. Beginning in 2002, we became responsible for all costs of the programs in our territories, other than costs relative to a limited number of specified customers. We transfer amounts to TCCC under the program for payment to customers. Pursuant to these arrangements, amounts paid or payable to TCCC for the six months ended July 2, 2004 and June 27, 2003 totaled approximately $119 million and $130 million, respectively, and are recognized as a reduction of net operating revenues.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - RELATED PARTY TRANSACTIONS (CONTINUED)

Deferred cash payments from TCCC include amounts deferred under Jumpstart and other miscellaneous programs. Under our Jumpstart agreements with TCCC, we were required to purchase and place targeted amounts of cold drink equipment through 2008. We amended our Jumpstart agreements with TCCC for the United States and Canada to reduce the cold drink equipment purchase and placement requirements by 70,000 units per year for 2004 and 2005 and extend our North American purchase and placement requirements into 2010. By placing approximately 103,000 units in 2004, as required by the amended agreements, we will earn approximately $50 million of funding in 2004 versus $72 million earned in 2003. Support funding earned under the Jumpstart programs with TCCC is shown as cold drink equipment placement funding earned in the table above. In return for TCCC's postponement of our purchase and placement obligations, we have agreed to pay TCCC $1.5 million in 2004, $3.0 million in 2005 through 2008, and $1.5 million in 2009.

In March 2004, we recalled the recently launched Dasani water brand in Great Britain because of bromate levels exceeding British regulatory standards. We recognized a $32 million reimbursement for recall costs from TCCC in the first quarter of 2004 as an offset to related costs. There may be adjustments to this amount to be recovered from TCCC, or we may make additional claims against TCCC, over the balance of the year as we refine and TCCC validates our estimates of costs.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE G - GEOGRAPHIC OPERATING INFORMATION

We operate in one industry: the marketing, distribution, and production of liquid nonalcoholic refreshments. On July 2, 2004, we operated in 46 states in the United States, the District of Columbia, all 10 provinces of Canada (collectively referred to as the North American territories), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as the European territories).

The following presents net operating revenues for the six months ended July 2, 2004 and June 27, 2003 and long-lived assets as of July 2, 2004 and December 31, 2003 by geographic territory (in millions):


                                                     2004                                2003
                                       ----------------------------------  ----------------------------------
                                             NET              LONG-              NET              LONG-
                                          OPERATING           LIVED           OPERATING           LIVED
                                          REVENUES           ASSETS           REVENUES           ASSETS
                                       ----------------  ----------------  ----------------  ----------------
 North American.......................  $      6,489     $      17,016      $       6,048      $     17,180
 European(A)..........................         2,594             5,521              2,236             5,520
                                        ------------     -------------      -------------      ------------
 Consolidated.........................  $      9,083     $      22,537      $       8,284      $     22,700
                                        ============     =============      =============      ============


   (A) Great Britain contributed approximately 46% and 47% of European net operating revenues for the first six months of 2004 and 2003, respectively, and at July 2, 2004 and December 31, 2003, represented approximately 64% and 63%, respectively, of European long-lived assets.

We have no significant amounts of sales or transfers between our North American and European territories and no significant United States export sales.

NOTE H - INCOME TAXES

Our effective tax rates for the first six months of 2004 and 2003 were approximately 31%. These rates were reduced by the benefit of the favorable settlements of various income tax items reducing income tax expense through the first six months by approximately $3 million and $7 million in 2004 and 2003, respectively. A reconciliation of the income tax provisions at the statutory federal rate to our actual income tax provisions follows (in millions):

                                                                                 SIX MONTHS ENDED
                                                                            ------------------------
                                                                              JULY 2,       JUNE 27,
                                                                               2004           2003
                                                                            ------------   ---------
U.S. federal statutory expense......................................         $  155         $  146
State expense, net of federal expense...............................              7              7
Impact of lower taxes on European and Canadian operations, net......            (30)           (27)
Valuation allowance provision.......................................              1              3
Nondeductible items.................................................              6              6
Settlement of tax items.............................................             (3)            (7)
                                                                             ------         ------
                                                                             $  136         $  128
                                                                             ======         ======

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE I - LONG-TERM DEBT

Total long-term debt balances summarized below are adjusted for the effects of interest rate and currency swap agreements (in millions):



                                                              JULY 2, 2004               DECEMBER 31, 2003
                                                         -----------------------   ----------------------------
                                                           BALANCE      RATES(A)      BALANCE        RATES(A)
                                                         ----------   ----------   -------------   ------------
U.S. commercial paper................................    $      958          1.2%      $     655            1.1%
Euro commercial paper................................           283          2.1             208            2.1
Canadian dollar commercial paper.....................           270          2.1             148            2.8
U.S. dollar notes due 2004-2037 (B)..................         3,976          4.1           4,510            3.5
Euro and pound sterling notes due 2004-2021..........         1,585          5.9           1,560            5.9
Canadian dollar notes due 2004-2009 (C)..............           113          5.9             432            5.4
U.S. dollar debentures due 2012-2098.................         3,783          7.4           3,783            7.4
U.S. dollar zero coupon notes due 2020...............           170          8.4             164            8.4
Various foreign currency debt........................           222            -             129              -
Additional debt......................................            49            -              57              -
                                                         ----------                    ---------
Long-term debt.......................................    $   11,409                    $ 11,646
                                                         ==========                    =========


(A)      Weighted average annual interest costs on balances outstanding.
(B)      U.S. dollar note of $500 million matured on April 26, 2004.
(C) Canadian Medium Term Note of 350 million CAD (266 million USD) matured on March 17, 2004 and Canadian Medium Term Note of 60 million CAD (44 million USD) matured on May 13, 2004.

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

The following table provides additional information on debt facilities (in billions):

                                                                                    JULY 2,        DECEMBER 31,
                                                                                     2004             2003
                                                                                   ---------       ------------
   Borrowings due in the next 12 months,  including commercial paper, classified as long-term due to our intent and our ability through our
      credit facilities to refinance on a long-term basis......................    $    1.4        $      1.3
                                                                                   =========       ==========
   Amounts Available for Borrowing:
      Amounts available under committed domestic and international credit
         facilities(A)..........................................................   $    2.9        $      3.3
      Amounts  available under public debt  facilities  which could be used for long-term financing,  refinancing of debt maturities,  and refinancing of commercial paper:
            Shelf Registration statement with the Securities and Exchange
              Commission........................................................        3.2               3.2
            Euro medium-term note program(B)                                              -               2.1
            Canadian medium-term note program (C)...............................        1.5               1.5
                                                                                   --------        ----------
      Total amounts available under public debt facilities......................        4.7               6.8
                                                                                   --------        ----------
   Total Amounts Available.....................................................    $    7.6        $     10.1
                                                                                   ========        ==========

(A) At July 2, 2004 and December 31, 2003, we had $163 million and $45 million, respectively, of short-term borrowings outstanding under these facilities.

(B) At July 2, 2004, the Euro medium-term note program was not available to use; however, the intent is to renew the program in August 2004 at which time there will be $2.1 billion available.

(C) In Canadian dollars, amounts available under the Canadian medium-term note program totaled $2 billion at July 2, 2004 and December 31, 2003.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE J - STOCK-BASED COMPENSATION PLANS

We granted approximately 6.5 million service-vesting stock options to certain executive and management level employees during the first six months of 2004. These options primarily vest over a period of 3 years and expire 10 years from the date of grant. All of the options were granted at an exercise price equal to the fair market value of the stock on the grant date.

We also granted approximately 1 million shares of restricted stock and 120,500 restricted stock units to certain employees during the first six months of 2004. These awards vest upon continued employment for a period of at least 5 years and the attainment of certain stock price targets.

An aggregate of 11.6 million shares of common stock were issued during the first six months of 2004 from the exercise of stock options.

We apply APB Opinion No. 25 and related interpretations in accounting for our stock-based compensation plans. FAS 123, if fully adopted, would change the method for cost recognition on our stock-based compensation plans.

The following table illustrates the effect of stock-based employee compensation costs on reported net income applicable to common shareowners and also illustrates the effect on reported net income applicable to common shareowners and earnings per share as if compensation cost for our grants under stock-based compensation plans had been determined under FAS 123, for the quarters and six months ended July 2, 2004 and June 27, 2003 (in millions, except per share data):


                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



                                                              QUARTER ENDED                 SIX MONTHS ENDED
                                                         --------------------------    ----------------------------
                                                          JULY 2,        JUNE 27,         JULY 2,        JUNE 27,
                                                           2004            2003            2004            2003
                                                         ----------    ------------    ------------   -------------
Net income applicable to common shareowners before
   effects of stock-based employee compensation costs
   included in net income, net of tax ................   $  207          $  261          $   314          $   290
Deduct: Total stock-based employee compensation
   expense, net of tax, included in net income
   applicable to common shareowners ..................       (4)             (2)              (7)              (4)
                                                         ------          ------          -------          -------
Net income applicable to common shareowners, as ......      203             259              307              286
   reported
Deduct: Incremental stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of tax ........................      (14)            (16)             (26)             (31)
                                                         ------          ------          -------          -------
Pro forma net income applicable to common shareowners    $  189          $  243          $   281          $   255
                                                         ======          ======          =======          =======
Net income per share applicable to common shareowners:
   Basic - as reported ...............................   $ 0.44          $ 0.57          $  0.67          $  0.63
                                                         ======          ======          =======          =======
   Basic - pro forma .................................   $ 0.41          $ 0.54          $  0.61          $  0.57
                                                         ======          ======          =======          =======
   Diluted - as reported .............................   $ 0.43          $ 0.56          $  0.65          $  0.62
                                                         ======          ======          =======          =======
   Diluted - pro forma ...............................   $ 0.40          $ 0.53          $  0.60          $  0.56
                                                         ======          ======          =======          =======

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE K - PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Pension expense for the current year is determined using the prior year valuation of liabilities and the projected values of pension assets. Net periodic benefit costs consisted of the following for the quarters ended (in millions):

                                               PENSION PLANS          OTHER POSTRETIREMENT PLANS
                                        --------------------------    --------------------------
                                           JULY 2,       JUNE 27,       JULY 2,         JUNE 27,
                                            2004           2003          2004             2003
                                        -----------    -----------    -----------     ----------
Service cost............................ $       27     $       20     $        2      $        2
Interest cost...........................         33             30              5               5
Expected return on plan assets..........        (34)           (30)             -               -
Recognized actuarial loss...............         13              3              1               -
Amortization of prior service cost......          -              -             (3)             (2)
                                         ----------     ----------     ----------      ----------
Net periodic benefit cost............... $       39     $       23     $        5      $        5
                                         ==========     ==========     ==========      ==========



Net periodic benefit costs consisted of the following for the six months ended (in millions):

                                               PENSION PLANS          OTHER POSTRETIREMENT PLANS
                                        --------------------------    --------------------------
                                           JULY 2,       JUNE 27,       JULY 2,         JUNE 27,
                                            2004           2003          2004             2003
                                        -----------    -----------    -----------     ----------
Service cost............................ $       54     $       41     $       5       $        5
Interest cost...........................         66             58            10               11
Expected return on plan assets..........        (68)           (59)            -                -
Recognized actuarial loss...............         25              5             2                -
Amortization of prior service cost......          -              -            (6)              (4)
                                         ----------     ----------     ----------      ----------
Net periodic benefit cost............... $       77     $       45     $      11       $       12
                                         ==========     ==========     ==========      ==========



Contributions to pension and other postretirement benefit plans of the Company were $26 million and $22 million for the six months ended July 2, 2004 and June 27, 2003, respectively. Projected annual contributions for 2004 are, and contributions for 2003 were, as follows:

                                          PROJECTED       ACTUAL
                                            2004           2003
                                        -----------     ----------
 U. S. - Pension........................ $      225     $      168
 European - Pension.....................         33             29
 North America - Postretirement.........         22             20
                                         ----------     ----------
                                         $      280     $      217
                                         ==========     ==========

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE K - PENSIONS AND OTHER POSTRETIREMENT BENEFITS (CONTINUED)

Our policy is to fund the U.S. pension plans at a level to maintain, within established guidelines, the IRS defined 90% Current Liability Funded status. The Pension Funding Equity Act of 2004, signed by President Bush on April 10, 2004, established new benchmark interest rates for the determination of that status. While we believe these rates allow us to contribute less than our planned contributions to U.S. plans during 2004, we have not reduced our planned contributions at this time. At January 1, 2003, the date of the most recent determination for all U.S. funded defined benefit pension plans, the Current Liability Funded status equaled or exceeded 90%.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. We expect that this legislation may reduce our costs for some of these programs. At this point, our investigation into our response to the legislation is preliminary. We anticipate guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that some of our retiree medical plans would need to be changed to qualify for beneficial treatment under the Act, while other plans may continue unchanged.

Because of various uncertainties regarding how companies are responding to this legislation and the accounting methodology to be applied, we are deferring financial recognition of this legislation pending final guidance from the Financial Accounting Standards Board. Once issued, updated guidance could result in changes to previously reported information. However, because our postretirement medical benefits are limited, any reductions in postretirement benefit costs resulting from the Act are not expected to be material.

NOTE L - HEDGING FINANCIAL INSTRUMENTS

We use certain risk management instruments to manage our interest rate and foreign exchange exposures. These instruments are accounted for as fair value and cash flow hedges, as appropriate, under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended.

At July 2, 2004, a net of tax loss of approximately $2 million related to cash flow hedges of forecasted international raw materials purchases was included in accumulated other comprehensive income. We expect these adjustments to be reclassified into income over the next 12 months.

We enter into certain Euro-denominated borrowings to hedge net investments in international subsidiaries. During the first six months of 2004, the net amount recorded in comprehensive income related to these borrowings was a gain of approximately $7 million.

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

The following table presents amounts owed by third parties that we guarantee and amounts outstanding on these guarantees as of July 2, 2004 and December 31, 2003 (in millions):

                                                   GUARANTEED                              OUTSTANDING
                                         --------------------------------        -------------------------------
                                           JULY 2,           DECEMBER 31,         JULY 2,           DECEMBER 31,
      CATEGORY         EXPIRATION           2004                2003               2004                 2003
--------------------   ----------        ----------          ------------        ----------         -----------
Manufacturing            Various
   cooperatives.....  through 2015       $      236          $        236        $      188           $    176
Vending partnership.    Nov 2006                 25                    25                18                 19
Other...............    Renewable                 1                     1                 1                  1
                                         ----------          ------------        ----------           --------
                                         $      262          $        262        $      207           $    196
                                         ==========          ============        ==========           ========


We do not hold any assets that serve as collateral against these guarantees and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships. No amounts are recorded for our obligations under these guarantees as we consider the risk of default to be remote.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," revised December 2003. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity in certain instances. Our adoption of FIN 46 did not have an impact on our financial position, cash flows, and results of operations.

In addition to the above, we have letters of credit issued as collateral for claims incurred under self-insurance programs for workers' compensation and large deductible casualty insurance programs aggregating $358 million and letters of credit on certain operating activities aggregating $5 million.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Our business practices are being reviewed in various jurisdictions by the European Commission for alleged abuses of an alleged dominant position under
Article 82 of the EU Treaty. We do not believe we have a dominant position in the relevant markets, or that our current or past commercial practices violate EU law. Settlement discussions with the Commission are ongoing. However, the Commission has indicated it will continue its review of our commercial practices during this process. The Commission has considerable discretion in reaching conclusions and levying fines, which are subject to judicial review.

We are also the subject of investigations by Belgian and French competition law authorities for our compliance under competition laws. We intend to continue to vigorously defend against an unfavorable outcome, although it is not possible for us to determine the ultimate outcome of these matters at this time.

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in anticompetitive marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003; we and TCCC have applied to the Texas Supreme Court for leave to appeal to that court. Should the judgment not be overturned, this fact would not have an adverse effect on our financial condition. The claims of the three remaining plaintiffs in this case remain to be tried and one additional competitor has filed a similar claim against us. We intend to vigorously defend against these claims and have not provided for any potential awards for these additional claims.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. In one case, the parties have accepted a mediator's proposed settlement for which we have provided in our financial statements. The terms of the release in this case remain the subject of negotiation, and any settlement is subject to final approval by the trial court having jurisdiction over the lawsuit. Our subsidiary is vigorously defending against other similar claims, but it is not possible to predict the outcomes at this time.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE M - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Under the Jumpstart programs with TCCC, we received payments from TCCC for a portion of the cost of developing the infrastructure necessary to support accelerated placements of cold drink equipment. We have agreed with TCCC to reduce the equipment purchases and placements by 70,000 units in 2004 and 2005. In doing so, we extended the agreement to 2010. For consideration of this change we agreed to pay TCCC $15 million over the period of the extended agreement. $1.5 million will be due for 2004 with $3 million per year due for the years 2005 through 2008 and a final payment of $1.5 million due in 2009. Under the recently amended Jumpstart agreements, we recognize the payments primarily as cold drink equipment is placed, through 2010, and over the period we have the potential requirement to move the equipment, through 2022.

Should we not satisfy the provisions of the programs, the agreement provides for the parties to meet to work out mutually agreeable solutions. We continue to believe we would in all cases resolve any matters with TCCC that might arise under these programs, and we believe the probability of a refund of amounts previously paid under these programs is remote.

Our tax filings are routinely subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments or audits involving certain of our subsidiaries, including our subsidiary in Canada, that may not be resolved in the foreseeable future. We believe we have substantial defenses to the questions being raised and intend to pursue all legal remedies available if we are unable to reach a resolution with the authorities. We believe we have adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters. Final assessments could be materially different than the amounts provided in the financial statements.

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

OUTLOOK

Our plans for 2004 are categorized into four key areas of emphasis we identify as essential to improve our business performance.

o        First,  we are working to  strengthen  our brands.  We must  constantly focus on building brand equity and creating demand for our brands. Continuous brand innovation is also imperative to satisfy the ever-changing demands of consumers. For example, we introduced Coca-Cola C2, a mid-calorie cola, in June of 2004 in response to the growing number of consumers seeking products that are lower in calories with the same refreshing good taste of our other products.

o Second, we will improve revenue management, a function of price, brand equity, innovation, and the value we create. Strong net revenue per case growth in North America and Europe in the second quarter of 2004 reflects our dedication to effective revenue management. We will continue to focus on rate increases, package mix, volume growth, and brand equity growth during 2004.

o Third, we will improve our customer management capabilities. We will strive to become an even better partner to our customers, both in terms of service and profitability, and help them grow their businesses as we grow ours.

o Finally, we will continue to focus on efficiency and cost effectiveness. The creation of Coca-Cola Bottlers' Sales and Services Company (CCBSS), our goals under Project Pinnacle, and the consolidation of a significant portion of our administrative functions into a Shared Services Center have contributed to this initiative in the past. We are continuing to develop efficiencies through the use of our Shared Services Center.

We recently participated in a strategic planning project with TCCC to more closely align our businesses. As a result of the project, we are pursuing various initiatives to simplify our relationship with TCCC. During 2004, we will continue to identify ways to become more efficient and cost effective.

We expect revenue management strategies to produce currency neutral net price per case growth of approximately 3 percent in North America and approximately 2 1/2 percent in Europe for 2004.

We expect operating income for the year of approximately $1.63 billion compared to $1.58 billion for 2003 which included net insurance proceeds of $68 million, settlement of pre-acquisition contingencies of $14 million, and a gain on the sale of our hot-fill facility in Truesdale, Missouri to TCCC of $8 million. This projection includes the impact of a significant increase in pension expense and difficult growth comparisons in our European territory which will negatively impact 2004 growth. The projection excludes a non-cash increase in cost of sales in 2004 resulting from the implementation of a new concentrate pricing model in North America, discussed below.

We expect comparable earnings per diluted common share to grow to a range of $1.48 to $1.52 as compared to 2003 reported earnings per diluted common share of $1.46 which included $0.01 from the gain on the sale of our hot-fill facility in Truesdale, Missouri to TCCC, a net effect of tax rate changes, revaluation of tax obligations, and other tax adjustments of $0.01, $0.10 from net insurance proceeds received, and $0.02 from the settlement of pre-acquisition contingencies in 2003. We anticipate earnings in the lower end of this range. Our ability to reach this range is dependent on operating trends in North America and Europe improving from the softness we experienced in June and July, and existing currency translation rates continuing for the remainder of the year. We expect third quarter volume and operating income to be below prior year. Our full-year expectations incorporate higher expectations for operating income growth in North America in the fourth quarter, partially offset by lower non-cash funding due to the amendment to our Jumpstart agreement with TCCC, and exclude the $0.05 per share related to higher cost of sales from the transition to a new North American concentrate price structure with TCCC.

We are working with TCCC to simplify and enhance our financial and operating relationships. Effective May 1, 2004, we moved to a new pricing structure in the United States under which a significant portion of the annual funding received from TCCC has been netted against the price we pay for concentrate. Effective June 1, 2004, similar changes were made in our Canadian territories. As a result, our cost of sales increased by approximately $41 million during the second quarter of 2004 as higher cost inventory on hand was sold without funding and replaced with lower cost inventory.

Also effective May 1, 2004, TCCC agreed to establish the Global Marketing Fund, under which TCCC will pay us $61.5 million annually through December 31, 2014, in marketing activities support. We will receive a pro rata funding amount of $41.5 million in 2004. We recognized $10 million during the second quarter of 2004.

In August 2004, we amended our Jumpstart agreements with TCCC for the United States and Canada to reduce the cold drink equipment purchase and placement requirements by 70,000 units per year for 2004 and 2005 and extend our North American purchase and placement requirements into 2010. In return for extending our obligations under the Jumpstart program, we have agreed to pay TCCC a total of $15 million over the period beginning this year and ending in 2009.

Project Pinnacle, our multi-year effort to redesign business processes and implement the SAP software platform, continues to progress. The implementation of SAP financial systems and processes in North America occurred in July 2004. Including the costs of our internal resources assigned to the project, we project we will spend approximately $112 million in 2004. The estimated capital costs of this project total approximately $215 million, of which $100 million will be expended in 2004 and after to complete the project.

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

                                OPERATING RESULTS

OVERVIEW

The following table presents consolidated income statement data as a percentage of net operating revenues for the periods presented:


                                                                 QUARTER ENDED                SIX MONTHS ENDED
                                                          ----------------------------- ----------------------------
                                                             JULY 2,       JUNE 27,        JULY 2,        JUNE 27,
                                                              2004           2003           2004            2003
                                                          -------------- -------------- --------------  ------------
Net operating revenues.............................           100.0%          100.0 %        100.0 %         100.0 %
Cost of sales......................................            59.5            58.3           58.8            58.4
                                                          -------------- -------------- --------------  ------------
Gross profit.......................................            40.5            41.7           41.2            41.6
Selling, delivery, and administrative expenses.....            31.2            30.3           32.9            33.1
                                                          -------------- -------------- --------------  ------------
Operating income...................................             9.3            11.4            8.3             8.5
Interest expense, net..............................             3.2             3.4            3.4             3.6
Other nonoperating income, net.....................             0.0             0.0            0.0             0.1
                                                          -------------- -------------- --------------  ------------
Income before income taxes ........................             6.1             8.0            4.9             5.0
Income tax expense.................................             1.9             2.5            1.5             1.5
                                                          -------------- -------------- --------------  ------------
Net income applicable to common shareowners........             4.2 %           5.5 %          3.4 %           3.5 %
                                                          ============== ============== ==============  ============


Our operating performance in the second quarter of 2004 continues to reflect balanced volume and pricing growth in North America. In Europe, solid pricing growth and benefits of cost management initiatives were offset by the challenge to overcome summer volume decreases. Our European comparisons were affected by record volumes achieved during the extraordinary summer heat of a year ago and unusually cold rainy weather in the second quarter of 2004. Second quarter 2004 currency-neutral bottle and can net price per case increased 2 1/2 percent in both North America and Europe. Physical case bottle and can volume increased 1 percent in North America and decreased 6 1/2 percent in Europe from the second quarter of 2003.

For the second quarter of 2004, net income applicable to common shareowners decreased to $203 million, or $0.43 per diluted common share, compared to net income applicable to common shareowners of $259 million, or $0.56 per diluted common share, for the second quarter of 2003. Operating income decreased approximately 15% from second quarter 2003 results of $528 million to $451 million for the second quarter of 2004. Comparison of operating income for the second quarters of 2003 and 2004 is affected by the settlement of promotional programs and accruals in the second quarter of 2003, adding $24 million to operating results, and $41 million of expense related to the change in concentrate pricing during the second quarter of 2004.

In March 2004, we recalled the recently launched Dasani water brand in Great Britain because the level of bromate in Dasani was in excess of Great Britain's regulatory standards. We expensed approximately $37 million of costs associated with this recall in the first six months of 2004, of which $36 million was expensed in the first quarter, and recognized a reimbursement due from TCCC of $32 million as an offset to the costs. This reimbursement has been netted in the amounts due to TCCC in our condensed consolidated balance sheet as of July 2, 2004. There may be adjustments to this amount to be recovered from TCCC, or we may make additional claims against TCCC, over the balance of the year as we refine and TCCC validates our estimates of costs.

On April 27, 2004, our Board of Directors approved a project to be implemented in the Netherlands to transition from the production and sale of refillable PET bottles to the production and sale of non-refillable PET bottles. The transition is planned to commence in early 2005 and be completed in early 2006. The transition will result in accelerated depreciation charges for certain machinery and equipment, plastic crates, and refillable plastic bottles; costs for removing current production lines; termination and severance costs; training costs; external warehousing costs; and operational inefficiencies. The total of these expenses over the period commencing May 1, 2004 and ending in the second quarter of 2006 is estimated to be approximately $26 million. During the second quarter of 2004, we expensed $3 million of these costs. We expect to record $16 million for the full year 2004. We expect the increased packaging flexibility to accelerate sales in the Netherlands by offering added variety and convenience to consumers.

NET OPERATING REVENUES

Our second quarter 2004 net operating revenues increased 5 percent to $4.8 billion, on a consolidated basis, from the second quarter of 2003. Second quarter net operating revenues increased 3 1/2% in North America and 8 1/2% in Europe from 2003 to 2004. Net operating revenues increased 9 1/2% on a consolidated basis from $8.3 billion for the first six months of 2003 to $9.1 billion for the first six months of 2004. The following table outlines the significant components of the increase in net operating revenues:



                                               SECOND QUARTER 2004 CHANGE          FIRST SIX MONTHS 2004 CHANGE
                                           --------------------------------     ----------------------------------
                                                          NORTH                              NORTH
                                              TOTAL      AMERICA     EUROPE       TOTAL     AMERICA        EUROPE
                                           ----------   --------   ---------     -------   ---------     ---------
Change in Net Operating Revenues:
   Net price per case growth...............     2.0%        2.5%        2.5%        2.5%        3.0%         2.0%
   Incremental net operating revenues from
    increased volume.......................    (1.0)        1.0        (6.0)        2.5         3.5          0.0
   Impact of currency exchange rate changes     3.5         0.5        11.0         4.5         1.0         13.0
   Other...................................     0.5        (0.5)        1.0         0.0         0.0          1.0
                                             -------     -------      -----      ------      ------      -------
TOTAL PERCENTAGE INCREASE IN NET OPERATING
   REVENUES...............................      5.0%        3.5%        8.5%        9.5%        7.5%        16.0%
                                             ======      ======       =====      ======      ======      =======

The percentage of consolidated net operating revenues derived from our North American and European groups was 71% and 29%, respectively, for the second quarter and first six months of 2004. In the second quarter and first six months of 2004, Great Britain contributed approximately 47% and 46% of European revenues, respectively.

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

 Our bottle and can sales accounted for 91% of our net revenue for the first half of 2004.

The following table presents the reconciliation of these measures to the change in net revenues per case for the second quarter and the first six months of 2004. All per case percentage changes are rounded to the nearest 1/2% and are based on wholesale physical case volume.

                                              SECOND QUARTER 2004 CHANGE         FIRST SIX MONTHS 2004 CHANGE
                                           ------------------------------     ---------------------------------
                                                       NORTH                              NORTH
                                            TOTAL     AMERICA    EUROPE        TOTAL     AMERICA      EUROPE
                                           -------   --------   ---------     -------   ---------    --------
Change in Net Revenues per Case...........   5.5%        2.5%      14.5%         7.0%       3.5%       15.5%
   Impact of  excluding post-mix sales
     and agency sales ....................   0.0         0.5        0.0          0.0        0.5         0.0
   Other.................................    0.0         0.0       (1.0)         0.0        0.0        (0.5)
                                           -----       -----      -----        -----      ------      -----
CHANGE IN BOTTLE AND CAN NET PRICING
   PER CASE.............................     5.5         3.0       13.5          7.0        4.0        15.0
   Impact of currency exchange rate
     changes............................    (3.5)       (0.5)     (11.0)        (4.5)      (1.0)      (13.0)
                                           -----       -----      -----        -----      ------      -----
CURRENCY  NEUTRAL  CHANGE IN BOTTLE  AND
    CAN NET PRICING PER CASE............     2.0%        2.5%       2.5%         2.5%       3.0%        2.0%
                                           =====       =====      =====        =====      =====       =====


Net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. Increases in volume in higher margin packages or in higher margin channels may increase net pricing per case without an actual increase in wholesale pricing. The increases in pricing in the second quarter of 2004 reflect our continued commitment to our revenue management initiative.

We participate in various programs with customers to promote the sale of our products. Among our programs with customers are arrangements under which allowances may be earned by the customer for attaining agreed upon sales levels and/or for participating in specific marketing programs. We also participate in contractual arrangements providing us pouring or vending rights in athletic venues, school districts, or similar venues. Coupon programs and under-the-cap promotions are also developed in various territories for the purpose of increasing sales by all customers. The costs of these programs, included as deductions in net operating revenues, totaled approximately $563 million and
$489  million  for  the  quarters   ended  July  2,  2004  and  June  27,  2003,
respectively, and approximately $1,023 million and $886 million for the six month periods ended July 2, 2004 and June 27, 2003, respectively.

COST OF SALES

Cost of sales for the second quarter of 2004 increased approximately 7 percent from the second quarter of 2003 from $2.7 billion to $2.9 billion. "Bottle and Can Cost of Sales per Case" and "Currency-Neutral Bottle and Can Cost of Sales per Case" are provided to assist in evaluating cost trends for bottle and can products and to distinguish the impact of foreign currency exchange rate changes on our operations. These measures exclude the impact of fountain ingredient costs, as well as marketing credits and Jumpstart funding to isolate the change in bottle and can ingredient and packaging costs.


The following table presents the reconciliation between these measures and change in cost of sales per case for the second quarter and the first six months of 2004. All per case percentage changes are rounded to the nearest 1/2% and are based on wholesale physical case volume.


                                              SECOND QUARTER 2004 CHANGE         FIRST SIX MONTHS 2004 CHANGE
                                           ------------------------------     ---------------------------------
                                                       NORTH                              NORTH
                                            TOTAL     AMERICA     EUROPE       TOTAL     AMERICA      EUROPE
                                           -------   --------   ---------     -------   ---------    --------
Change in Cost of Sales per Case..........    8.0%       6.5%      14.5%         7.5%        4.5%      15.5%
     Impact of New Concentrate Pricing....   (1.5)      (2.5)       0.0         (1.0)       (1.5)       0.0
     Impact of excluding bottle and can
       marketing credits and Jumpstart
       funding............................   (0.5)      (1.0)      (0.5)         0.0         0.0        0.0
     Impact of excluding post-mix sales
       and agency sales...................   (0.5)      (0.5)      (0.5)        (0.5)       (0.5)      (0.5)
     Other................................   (0.5)       0.0       (1.5)         0.0         0.0       (1.0)
                                           ------     ------     ------       ------      ------      -----
Change in Bottle and Can Cost of Sales
   per Case...............................    5.0        2.5       12.0          6.0         2.5       14.0
     Impact of currency exchange rate
       changes............................   (3.5)      (0.5)     (10.5)        (4.5)       (1.0)     (13.0)
                                           ------     ------     ------       ------      ------     ------
Currency Neutral Change in Bottle and Can
   Cost of Sales per Case.................    1.5%       2.0%       1.5%         1.5%        1.5%       1.0%
                                           ======     ======     ======       ======      ======     ======

VOLUME

Comparable volume results, as adjusted for 4 more selling days in the first quarter of 2004 and the acquisition of Chaudfontaine in the second quarter of 2003, are reconciled to volume changes for the second quarter and the first six months of 2004 in the following table:


                                              SECOND QUARTER 2004 CHANGE         FIRST SIX MONTHS 2004 CHANGE
                                           ------------------------------     ---------------------------------
                                                       NORTH                              NORTH
                                            TOTAL     AMERICA     EUROPE       TOTAL     AMERICA      EUROPE
                                           -------   --------   ---------     -------   ---------    --------
Change in Volume.........................    (1.0)%      1.0%      (6.0)%        2.5%        3.5%       0.0%
   Impact of acquisitions................     0.0        0.0       (0.5)         0.0         0.0       (1.0)
   Impact of selling day shift...........     0.0        0.0        0.0         (2.5)       (2.5)      (2.0)
                                           -------    -------    -------      -------     -------     ------
CHANGE IN COMPARABLE BOTTLE AND CAN
   VOLUME ...............................    (1.0)%      1.0%      (6.5)%        0.0%        1.0%      (3.0)%
                                           =======    =======    =======      =======     =======     ======



Comparable volume results are presented below for the second quarter and the first six months of 2004 by major brand category:

                                                    SECOND-QUARTER 2004                 FIRST SIX-MONTHS 2004
                                            ------------------------------------- --------------------------------
                                                 CHANGE           % OF TOTAL           CHANGE          % OF TOTAL
                                            ------------------ ------------------ ----------------- --------------
North America:
    My Coke Portfolio ..........                   1.5%             61.0%                  0.5%           61.5%
    Soft Drink Flavors .........                  (4.0)             25.0                  (2.5)           25.0
    Juices, Isotonics, and Other                   6.5               8.5                   5.5             8.0
    Water ......................                  10.5               5.5                  13.5             5.5
                                                 -----             -----                 -----           -----
    Total ......................                   1.0%            100.0%                  1.0%          100.0%
                                                 =====             =====                 =====           =====
Europe:
    My Coke Portfolio ..........                  (5.5)%            67.5%                 (1.0)%          68.0%
    Soft Drink Flavors .........                  (4.0)             22.5                  (3.5)           21.5
    Juices, Isotonics, and Other                   2.0               8.5                   2.5             8.5
    Water ......................                 (66.5)              1.5                 (49.5)            2.0
                                                 -----             -----                 -----           -----
    Total ......................                  (6.5)%           100.0%                 (3.0)%         100.0%
                                                 =====             =====                 =====           =====
Consolidated:
    My Coke Portfolio ..........                  (0.5)%            62.5%                  0.0%           63.0%
    Soft Drink Flavors .........                  (4.0)             24.5                  (2.5)           24.0
    Juices, Isotonics, and Other                   5.0               8.5                   5.0             8.5
    Water ......................                  (5.0)              4.5                   1.5             4.5
                                                 -----             -----                 -----           -----
    Total ......................                  (1.0)%           100.0%                  0.0%          100.0%
                                                 =====             =====                 =====           =====

On a physical case basis, North American operations comprised 76 percent of our volume for the second quarter of 2004 and 74 percent of our volume for the second quarter of 2003. In North America, our volume increase for the second quarter was mostly attributable to a significant increase in the volume of our cases of 8-ounce cans and a substantial increase in our 24-ounce PET volume. In Europe, most of the second quarter volume decrease was attributable to an 8 1/2 percent decrease in 330 ML cans and a 5 percent decrease in total PET volume.

The performance of our My Coke Portfolio brands (which includes all regular and diet Coca-Cola trademark products) in the second quarter of 2004 reflects a consumer preference for lower-calorie refreshment. Our diet My Coke Portfolio volume increased approximately 4 1/2 percent on a consolidated basis, with a 7 percent increase in North America and a 3 1/2 percent decrease in Europe. The introduction of our mid-calorie cola, Coca-Cola C2, in June of 2004 also contributed to the growth in our My Coke Portfolio volume in the second quarter.

In North America, decreases in Coke Classic, diet Coke with Lemon, Vanilla Coke, and Diet Vanilla Coke volume were more than offset by increases in diet Coke and diet Coke with Lime volume and the introduction of Coca-Cola C2. In Europe, decreases in Coke Classic, diet Coke/Coke Light with Lemon, Vanilla Coke, and Diet Vanilla Coke volume were partially offset by increases in diet Coke/Coke Light and Cherry Coke volume, which contributed to a 5 1/2 percent decrease in Europe's My Coke Portfolio.

On a consolidated basis, the decrease in flavors volume was attributable to significant decreases in Sprite and Sprite Remix volume in North America, as well as a decrease in Lilt volume in Europe.

In North America, the increase in juices, juice drinks, isotonics, and other volume is mostly attributable to increases in Powerade, Minute Maid Refreshment, and Minute Maid To-Go Light volume. In Europe, the increase in juices, juice drinks, isotonics, and other volume is mostly attributable to an increase in Oasis volume.

The increase in water volume in North America is attributable to strong sales of Dasani. The decrease in water volume in Europe is mostly due to our discontinuing the distribution of Nestle water brands in Great Britain in anticipation of the launch of Dasani in that market, and our subsequent withdrawal of Dasani there.

SELLING, DELIVERY, AND ADMINISTRATIVE EXPENSES


Selling, delivery, and administrative (SD&A) expenses increased 8 percent from $1,399 million for the second quarter of 2003 to $1,509 million for the second quarter of 2004 on a consolidated basis. SD&A expenses increased 9 percent from the first six months of 2003 from $2,740 million to $2,984 million for the first six months of 2004. The following table presents the impact of currency exchange rate changes on the change in selling, delivery, and administrative expenses from the prior year:

                                              SECOND QUARTER 2004 CHANGE         FIRST SIX MONTHS 2004 CHANGE
                                           ------------------------------     ---------------------------------
                                                       NORTH                              NORTH
                                            TOTAL     AMERICA    EUROPE        TOTAL     AMERICA      EUROPE
                                           -------   --------   ---------     -------   ---------    --------
Reported change in Selling, Delivery, and
   Administrative Expenses.................  8.0%       8.5%       5.0%         9.0%       7.5%        14.5%
    Impact of currency exchange rate
      changes.............................. (2.5)      (2.5)      (3.0)        (3.0)      (1.5)       (10.0)
                                           ------    -------    -------      -------    -------      -------
CURRENCY-NEUTRAL CHANGE IN SELLING,
   DELIVERY, AND ADMINISTRATIVE
      EXPENSES.............................  5.5%       6.0%       2.0%         6.0%       6.0%         4.5%
                                           ======    =======    =======      =======    =======      ======


The following table presents selling, delivery, and administrative expenses as a percentage of net operating revenues for the periods presented (in millions):


                                                               QUARTER ENDED                SIX MONTHS ENDED
                                                       ----------------------------   -----------------------------
                                                          JULY 2,       JUNE 27,          JULY 2,       JUNE 27,
                                                           2004           2003             2004           2003
                                                       -----------   --------------   -------------   -------------
Selling, Delivery, and Administrative Expenses.......  $    1,509     $    1,399       $    2,984     $    2,740
Net Operating Revenues...............................  $    4,844     $    4,617       $    9,083     $    8,284
Selling, Delivery, and Administrative Expenses as a
   percentage of Net Operating Revenues..............       31.2%          30.3%            32.9%          33.1%

INTEREST EXPENSE

Net interest expense for the first six months of 2004 increased 5 1/2 percent from the same period of 2003 due to an increase in our weighted average cost of debt and six more interest days in the first six months of 2004 than in the first six months of 2003. The weighted average cost of debt for the second quarter and first six months of 2004 was 5.3% compared to 4.9% for the second quarter and first six months of 2003.

INCOME TAXES

Our effective tax rate was 31% for the first six months of 2004 and 2003. Our effective tax rate for the remainder of 2004 will depend upon operating results and may change if the results for the year are different from current expectations.

PER SHARE DATA

Our reported net income applicable to common shareowners was $203 million, or $0.43 per diluted common share, for the second quarter of 2004. Second quarter 2004 net income included $41 million, or $0.05 per diluted common share, related to higher cost of sales from the transition to a new North American concentrate price structure with TCCC. For the second quarter of 2003, reported net income was $259 million, or $0.56 per diluted common share.

TRANSACTIONS WITH THE COCA-COLA COMPANY

The following table presents transactions with The Coca-Cola Company (TCCC) and the income statement impact of those transactions for the periods presented (in millions):

                                                               QUARTER ENDED                SIX MONTHS ENDED
                                                        -----------------------------  -------------------------
                                                          JULY 2,        JUNE 27,        JULY 2,        JUNE 27,
                                                            2004           2003            2004           2003
                                                        ----------    -----------      ----------    -----------
 Amounts from TCCC to CCE:
    Marketing support funding earned..................  $      156      $     225      $      378     $      418
    Fountain syrup and packaged product sales.........         130            130             248            231
    Cold drink equipment placement funding earned.....          17             24              32             41
    Dispensing equipment repair services..............          13             15              27             27
    Operating expense cost reimbursements.............           6              9              12             18
    Cost recovery from sale of hot-fill production
      facility (proceeds of $58 million)..............           -              -               -              8
    Marketing program payments........................           -              1               -              1
    Other transactions................................           3              4               5              8
                                                        ----------      ---------      ----------    -----------
                                                        $      325      $     408      $      702     $      752
                                                        ==========      =========      ==========    ===========
  Amounts from CCE to TCCC:
    Purchases from TCCC:
      Syrup and concentrate...........................  $    1,233      $   1,231      $    2,384    $     2,190
      Sweetener.......................................          82             84             158            156
      Finished products...............................         171            140             319            259
                                                        ----------      ---------       ---------    -----------
                                                             1,486          1,455           2,861          2,605
    Marketing program payments........................           8              -              20              -
    Operating expense cost reimbursements.............           -              4               -              8
                                                        ----------      ---------      ----------    -----------
                                                        $    1,494      $   1,459      $    2,881    $     2,613
                                                        ==========      =========      ==========    ===========

As part of our strategic planning project with TCCC, we agreed that an increase in the level of spending in the areas of brand building and innovation is necessary to promote our objective of building value. In support of this strategy, we agreed to pay TCCC approximately $20 million for the first six months of 2004 for participation in marketing activities. This amount is included in marketing program payments in the table above.

Effective May 1, 2004, we agreed with TCCC that a significant portion of our funding from TCCC will be netted against the price we pay TCCC for concentrate in our United States territories. Effective June 1, 2004, similar changes were made in our Canadian territories. As a result, our cost of sales increased by approximately $41 million during the second quarter of 2004 as inventory on hand was sold without funding and replaced with lower cost inventory. We agreed to terminate the Strategic Growth Initiative (SGI) program and eliminate the Special Marketing Funds (SMF) funding program. TCCC has paid us all funding earned under the SMF funding program. Under the SGI program, we received $41.3 million from TCCC during the first quarter of 2004 and TCCC has agreed to pay us $6.8 million as a final payment for the second quarter of 2004.

Also effective May 1, 2004, TCCC agreed to establish a Global Marketing Fund, under which TCCC will pay us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive ten-year periods thereafter unless either party gives written notice of termination of this agreement. The marketing activities to be funded under this agreement will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. We will receive a pro rata amount of $41.5 million for 2004. We recognized $10 million during the second quarter of 2004 which is included in marketing support funding earned in the table above.

During the first quarter of 2004, TCCC revised our base SMF funding rate to include reimbursements between the companies for expenses related to the assumption of customer marketing group responsibilities from TCCC and the transfer of local media activities from us to TCCC in prior years. These amounts are included in marketing support funding earned for 2004 in the table above, through April 2004 when, as noted above, the SMF funding program was terminated. The amounts shown above as reimbursements to us from TCCC for the second quarter and first six months of 2004 relate to the staffing costs transferred to us under another agreement with TCCC.

Pursuant to our concentrate agreement, in second quarter 2004, TCCC changed the distribution route for concentrate of certain brands we source from them. This change resulted in an approximate $34 million increase in inventory and amounts payable to TCCC as of July 2, 2004. Extension of due dates for concentrate payments will result in no material impact to working capital.

We participate in cooperative trade marketing arrangements (CTM) in the United States administered by TCCC. Beginning in 2002, we became responsible for all costs of the programs in our territories, other than costs relative to a limited number of specified customers. We transfer amounts to TCCC under the program for payment to customers. Pursuant to these arrangements, amounts paid or payable to TCCC for the six months ended July 2, 2004 and June 27, 2003 totaled approximately $119 million and $130 million, respectively, and are recognized as a reduction of net operating revenues.

Deferred cash payments from TCCC include amounts deferred under Jumpstart and other miscellaneous programs. Under our Jumpstart agreements with TCCC, we were required to purchase and place targeted amounts of cold drink equipment through 2008. We amended our Jumpstart agreements with TCCC for the United States and Canada to reduce the cold drink equipment purchase and placement requirements by 70,000 units per year for 2004 and 2005 and extend our North American purchase and placement requirements into 2010. By placing approximately 103,000 units in 2004, as required by the amended agreements, we will earn approximately $50 million of funding in 2004 versus $72 million earned in 2003. Support funding earned under the Jumpstart programs with TCCC is shown as cold drink equipment placement funding earned in the table above. In return for TCCC's postponement of our purchase and placement obligations, we have agreed to pay TCCC $1.5 million in 2004, $3.0 million in 2005 through 2008, and $1.5 million in 2009.

In March 2004, we recalled the recently launched Dasani water brand in Great Britain because of bromate levels exceeding British regulatory standards. We recognized a $32 million reimbursement for recall costs from TCCC in the first quarter of 2004 as an offset to related costs. There may be adjustments to this amount to be recovered from TCCC, or we may make additional claims against TCCC, over the balance of the year as we refine and TCCC validates our initial estimates of costs.

PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Pension expense for the current year is determined using the prior year valuation of liabilities and the projected values of pension assets. The following tables outline significant assumptions used in the determination of pension obligations and expense:

Weighted-average  assumptions used to determine benefit  obligations at December
31:

                                          PENSION BENEFITS       OTHER BENEFITS
                                         -----------------     -----------------
                                          2003       2002       2003       2002
                                         ------     ------     ------     ------
Discount Rate...........................   6.0%       6.8%       6.1%       7.0%
Rate of compensation increase...........   4.6        4.6         -          -


Weighted-average assumptions used to determine net cost for the six months ended July 2, 2004 and June 27, 2003:

                                          PENSION BENEFITS       OTHER BENEFITS
                                         -----------------     -----------------
                                          2004       2003       2004       2003
                                         ------     ------     ------     ------
Discount Rate...........................   6.0%       6.8%       6.1%       7.0%
Expected return on plan assets..........   8.3        8.3         -          -
Rate of compensation increase...........   4.6        4.6         -          -

Net periodic benefit costs consisted of the following for the six months ended (in millions):


                                               PENSION PLANS          OTHER POSTRETIREMENT PLANS
                                        --------------------------    --------------------------
                                           JULY 2,       JUNE 27,       JULY 2,        JUNE 27,
                                            2004           2003          2004            2003
                                        -----------    -----------    -----------    -----------
Service cost............................ $      54      $      41      $       5      $       5
Interest cost...........................        66             58             10             11
Expected return on plan assets..........       (68)           (59)             -              -
Recognized actuarial loss...............        25              5              2              -
Amortization of prior service cost......         -              -             (6)            (4)
                                         ----------     ----------     ----------     ----------
Net periodic benefit cost............... $      77      $      45      $      11      $      12
                                         ==========     ==========     ==========     ==========


Pension assets of the North American and UK plans represent approximately 96% of pension plan assets. Below is a summary of targeted pension plan asset allocation, actual allocation of those assets at the end of the second quarter of 2004 and 2003 along with expected long-term rate of return by asset category.

                                                                                                      WEIGHTED-
                                                                      % OF PLAN ASSETS                AVERAGE
                                              WEIGHTED       ------------------------------------     EXPECTED
                                           AVERAGE TARGET        JULY 2,           JUNE 27,           LONG-TERM
            ASSET CATEGORY                   ALLOCATION            2004              2003          RATE OF RETURN
---------------------------------------- ------------------- ----------------- ------------------ ------------------
Equity Securities......................           65%                72%                 68%               8.7%
Fixed Income Securities................           20                 20                  23                5.7
Real Estate............................            5                  3                   3                9.6
Other..................................           10                  5                   6               10.4
                                           ----------          ---------           ---------           --------
Total..................................          100%               100%                100%               8.3%
                                           ==========          =========           =========           ========


At July 2, 2004 Equity Securities were 72% of total assets, 7% above the targeted level of 65% for this class of assets. This is largely driven by the U.S. where efforts are underway to bring Real Estate and Private Equity closer to their respective target allocations. On an interim basis, funds that will ultimately be redirected to Real Estate and Private Equity are being invested in Equity Securities. Currently, we project Real Estate should be in line with its target by the end of 2005. The reallocation of Private Equity will be completed within the next few years.

Our Fixed Income Securities portfolio is invested primarily in commingled funds and managed in terms of overall return expectations rather than matching duration against plan liabilities, therefore debt maturities are not significant to the plan performance.

Contributions to pension and other postretirement benefit plans of the Company were $26 million and $22 million for the six months ended July 2, 2004 and June 27, 2003, respectively. Projected annual contributions for 2004 are, and contributions for 2003 were, as follows:

                                          PROJECTED       ACTUAL
                                            2004           2003
                                         -----------    -----------
 U. S. - Pension........................ $      225     $      168
 European - Pension.....................         33             29
 North America - Postretirement.........         22             20
                                         -----------    -----------
                                         $      280     $      217
                                         ===========    ===========

Our policy is to fund the U.S. pension plans at a level to maintain, within established guidelines, the IRS defined 90% Current Liability Funded status. The Pension Funding Equity Act of 2004, signed by President Bush on April 10, 2004, established new benchmark interest rates for the determination of that status. While we believe these rates allow us to contribute less than our planned contributions to U.S. plans during 2004, we have not reduced our planned contributions at this time. At January 1, 2003, the date of the most recent determination for all U.S. funded defined benefit pension plans, the Current Liability Funded status equaled or exceeded 90%.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") into law. The Act expanded Medicare to include, for the first time, coverage for prescription drugs. We expect that this legislation may reduce our costs for some of these programs. At this point, our investigation into our response to the legislation is preliminary. We anticipate guidance from various governmental and regulatory agencies concerning the requirements that must be met to obtain these cost reductions as well as the manner in which such savings should be measured. Based on this preliminary analysis, it appears that some of our retiree medical plans would need to be changed to qualify for beneficial treatment under the Act, while other plans may continue unchanged.

Because of various uncertainties regarding how companies are responding to this legislation and the accounting methodology to be applied, we are deferring financial recognition of this legislation pending final guidance from the Financial Accounting Standards Board. Once issued, updated guidance could result in changes to previously reported information. However, because our postretirement medical benefits are limited, any reductions in postretirement benefit costs resulting from the Act are not expected to be material.

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

The following table provides additional information on debt facilities (in billions):


                                                                                            JULY 2,          DECEMBER 31,
                                                                                             2004                2003
                                                                                       ------------------  ------------------
         Amounts Available for Borrowing:
            Amounts available under committed domestic and international credit
            facilities(A).............................................................      $     2.9           $    3.3
            Amounts  available under public debt  facilities  which could be used for long-term financing,  refinancing of debt maturities,  and refinancing of commercial paper:
              Registration statements with the Securities and Exchange Commission.                3.2                3.2
              Euro medium-term note program(B)........................................             -                 2.1
              Canadian medium-term note program (C)...................................            1.5                1.5
                                                                                            ---------           --------
            Total amounts available under public debt facilities......................            4.7                6.8
                                                                                            ---------           --------
          Total Amounts Available.....................................................      $     7.6           $   10.1
                                                                                            =========           ========

(A) At July 2, 2004 and December 31, 2003, we had $163 million and $45 million, respectively, of short-term borrowings outstanding under these facilities.

(B) At July 2, 2004, the Euro medium-term note program was not available to use; however, the intent is to renew the program in August 2004 at which time there will be $2.1 billion available.

(C) In Canadian dollars, amounts available under the Canadian medium-term note program totaled $2 billion at July 2, 2004 and December 31, 2003.

In addition, we satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit in the countries in which we operate. At July 2, 2004, we had approximately $1.5 billion outstanding in commercial paper and approximately $2.9 billion available as a back-up to commercial paper under working capital lines of credit. We intend to continue refinancing borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings. At the end of the second quarter, our debt portfolio contained 72% fixed rate debt and 28% floating rate debt.

SUMMARY OF CASH ACTIVITIES

Cash and cash investments decreased $59 million during the first six months of 2004 from net cash transactions. Our primary sources of cash for the first six months of 2004 were operations, providing $450 million, and proceeds from the issuance of debt aggregating $689 million. Our primary uses of cash were debt repayments totaling $928 million and capital expenditures totaling $406 million.

OPERATING ACTIVITIES: Operating activities resulted in $450 million of net cash provided during the first six months of 2004 compared to $600 million provided by operating activities for the same period in 2003. This decrease is primarily the result of an increase in inventory and decrease in accounts payable at July 2, 2004 compared to June 27, 2003.

INVESTING ACTIVITIES: Net cash used in investing activities resulted primarily from our capital investments of $406 million for the first six months of 2004. We expect full-year 2004 capital expenditures to total approximately $1.1 billion.

FINANCING ACTIVITIES: The following table presents issuances of long-term debt and payments on long-term debt as noted in our condensed consolidated statements of cash flows for the six months ended (in millions):


                                                                                           JULY 2,       JUNE 27,
                                                                 MATURITY       RATE         2004          2003
                                                               -----------   ------------  ---------    ----------
ISSUANCES OF LONG-TERM DEBT
French revolving credit
facilities.....................................                                           $     128    $       15
British revolving credit facilities............                                                  55             -
British pound notes............................                May.2006          4.13%            -           276
Other issuances................................                                                   4           109
                                                                                          ---------    ----------
Total...........................................                                          $     187    $      400
                                                                                          =========    ==========
PAYMENTS ON LONG-TERM DEBT
French revolving credit facilities..............                                          $      39    $        -
British revolving credit facilities.............                                                 55             -
$350 million Canadian dollar note...............                 Mar.2004        5.65%          266             -
$500 million US dollar note.....................                 Apr.2004                       500             -
$60 million Canadian dollar note................                 May.2004                        44             -
French franc notes..............................                 Jan.2003        5.00%            -            27
Eurobonds.......................................                 Feb.2003        5.00%            -           160
$100 million Canadian dollar note...............                 Mar.2003        5.31%            -            65
British pound notes.............................                 May.2003        6.50%            -           276
Other payments..................................                                                 24            42
                                                                                          ---------    ----------
Total...........................................                                          $     928    $      570
                                                                                          =========    ==========
NET INCREASE IN COMMERCIAL PAPER                                                          $     502    $       24
                                                                                          =========    ==========

We continue to refinance portions of our short-term borrowings as they mature with short-term and long-term fixed and floating rate debt. Exchange rate changes during the first six months of 2004 resulted in an increase in long-term debt of $21 million.

                               FINANCIAL CONDITION

The seasonality of our business results from higher sales in the second and third quarters versus the first and fourth quarters of the year. Inventory increased approximately 27% and trade accounts receivable increased approximately 19% from December 31, 2003 to July 2, 2004 due to the seasonality of our business.

The current portion of deferred cash payments from TCCC decreased from December 31, 2003 because of the amendment to our Jumpstart agreement with TCCC. This amendment reduces the cold drink equipment purchase and placement requirements for 2004 and 2005 and extends placement requirements into 2010. We will earn approximately $50 million of non-cash funding in 2004 as we place cold drink equipment. This is approximately $35 million less than we would have earned under the previous Jumpstart agreements.

Pursuant to our concentrate agreement, in second quarter 2004, TCCC changed the distribution route for concentrate of certain brands we source from them. This change resulted in an approximate $34 million increase in inventory and amounts payable to TCCC as of July 2, 2004. Extension of due dates for concentrate payments will result in no material impact to working capital.

                         KNOWN TRENDS AND UNCERTAINTIES

CONTINGENCIES

Our business practices are being reviewed in various jurisdictions by the European Commission for alleged abuses of an alleged dominant position under
Article 82 of the EU Treaty. We do not believe we have a dominant position in the relevant markets, or that our current or past commercial practices violate EU law. Settlement discussions with the Commission are ongoing. However, the Commission has indicated it will continue its review of our commercial practices during this process. The Commission has considerable discretion in reaching conclusions and levying fines, which are subject to judicial review.

We are also the subject of investigations by Belgian and French competition law authorities for our compliance under competition laws. We intend to continue to vigorously defend against an unfavorable outcome, although it is not possible for us to determine the ultimate outcome of these matters at this time.

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in anticompetitive marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003; we and TCCC have applied to the Texas Supreme Court for leave to appeal to that court. Should the judgment not be overturned, this fact would not have an adverse effect on our financial condition. The claims of the three remaining plaintiffs in this case remain to be tried and one additional competitor has filed a similar claim against us. We intend to vigorously defend against these claims and have not provided for any potential awards for these additional claims.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. In one case, the parties have accepted a mediator's proposed settlement for which we have provided in our financial statements. The terms of the release in this case remain the subject of negotiation, and any settlement is subject to final approval by the trial court having jurisdiction over the lawsuit. Our subsidiary is vigorously defending against other similar claims, but it is not possible to predict the outcomes at this time.

Under the Jumpstart programs with TCCC, we received payments from TCCC for a portion of the cost of developing the infrastructure necessary to support accelerated placements of cold drink equipment. We have agreed with TCCC to reduce the equipment purchases and placements by 70,000 units in 2004 and 2005. In doing so, we extended the agreement to 2010. For consideration of this change we agreed to pay TCCC $15 million over the period of the extended agreement. $1.5 million will be due for 2004 with $3 million per year due for the years 2005 through 2008 and a final payment of $1.5 million due in 2009. Under the recently amended Jumpstart agreements, we recognize the payments primarily as cold drink equipment is placed, through 2010, and over the period we have the potential requirement to move the equipment, through 2022.

Should we not satisfy the provisions of the programs, the agreement provides for the parties to meet to work out mutually agreeable solutions. We continue to believe we would in all cases resolve any matters with TCCC that might arise under these programs, and we believe the probability of a refund of amounts previously paid under these programs is remote.

Our tax filings are routinely subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments or audits involving certain of our subsidiaries, including our subsidiary in Canada, that may not be resolved in the foreseeable future. We believe we have substantial defenses to the questions being raised and intend to pursue all legal remedies available if we are unable to reach a resolution with the authorities. We believe we have adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters. Final assessments could be materially different than the amounts provided in the financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, and revised it in December 2003. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity in certain instances. Our adoption of FIN 46 did not have an impact on our financial position, cash flows, and results of operations.

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

MARKETPLACE: The Company's response to continued and increased customer and competitor consolidations and marketplace competition may result in lower than expected net pricing of our products. In addition, competitive pressures may cause channel and product mix to shift from more profitable cold drink channels and packages and adversely affect our overall pricing. Efforts to improve pricing in the future consumption channels of our business may result in lower than expected volume. There is a consumer trend toward beverage products that are lower in calories and carbohydrates than many of the Company's products. In addition, weather conditions, particularly in Europe, may have a significant impact on our sales volume. Net pricing, volume, and costs of sales are the primary determinants of net earnings.

COST PARTICIPATION PAYMENTS FROM THE COCA-COLA COMPANY (TCCC): Material changes in levels of payments historically provided under various programs with TCCC, or our inability to meet the performance requirements for the anticipated levels of such support payments, could adversely affect future earnings.

The amount of infrastructure funding from TCCC recognized as an offset to cost of sales in a given year is dependent upon the actual number of units placed in service. Actual results may differ materially from projections should placement levels be significantly different than program requirements. Should we not satisfy the provisions of the infrastructure funding programs and we are unable to agree with TCCC on an alternative solution, TCCC would be entitled to seek partial refund of amounts previously paid.

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

TAX CONTINGENCIES: Assessments of additional taxes resulting from audits conducted by tax authorities, such as those involving our Canada subsidiary, could have a material impact on our earnings and financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no material changes to the disclosure on this matter made in "Management's Financial Review - Interest Rate and Currency Risk Management" on Pages 76 and 77 of our Annual Report to Shareowners for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, with the participation of management, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended July 2, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

                                                                                     INCORPORATED
                                                                                     REFERENCE
 EXHIBIT NUMBER                                 DESCRIPTION                          OR FILED HEREWITH
-----------------------      ---------------------------------------------------     -------------------
           3                 Bylaws of  Coca-Cola  Enterprises  Inc.  as amended     Filed herewith.
                             through July 27, 2004.

          10.1               Agreement  between  Coca-Cola  Enterprises Inc. and     Filed herewith.
                             The  Coca-Cola  Company  to  terminate  the  Growth
                             Initiative   program   agreement,   eliminate   SMF
                             funding,  and  implement  new  concentrate  pricing
                             schedules for the United  States and Canada,  dated
                             July 13, 2004.

          10.2               Separation Agreement between Coca-Cola  Enterprises     Filed herewith.
                             Inc. and Patrick J. Mannelly,  dated as of July 29,
                             2004.

          10.3               Amendment dated August 9, 2004 to 1999-2008 Cold        Filed herewith.
                             Drink Equipment Purchase Partnership Program for
                             the United States between Coca-Cola Enteprises Inc.
                             and The Coca-Cola Company.*

          10.4               Amendment dated August 9, 2004 to 1999-2008 Cold        Filed herewith.
                             Drink Equipment Purchase Partnership Program for
                             Canada between Coca-Cola Bottling Company and
                             Coca-Cola Ltd.*

           12                Earnings to Combined  Fixed  Charges and  Preferred     Filed herewith.
                             Stock Dividends.

          31.1               Certificate  of  John R.  Alm,  filed  pursuant  to     Filed herewith.
                             Section 302 of the Sarbanes-Oxley Act of 2002.


          31.2               Certificate of Patrick J. Mannelly,  filed pursuant     Filed herewith.
                             to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1               Certificate of John R. Alm,  furnished  pursuant to     Furnished herewith.
                             Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2               Certificate  of  Patrick  J.  Mannelly,   furnished     Furnished herewith.
                             pursuant to Section 906 of the  Sarbanes-Oxley  Act
                             of 2002.

                    *  The filer has requested confidential treatment with respect to portions of this document.

(b) Reports on Form 8-K:

During the second quarter of 2004, we filed the following current reports on Form 8-K:


      DATE OF REPORT                              DESCRIPTION
---------------------------- -------------------------------------------------------------
April 20, 2004                Press  release  announcing  webcast  of first  quarter  2004 earnings  conference  call on April 28, 2004 (Item 9). Filed
                              April 20, 2004.




April 27, 2004               Press  release   announcing  that  the  Board  of  Directors
                             promoted two on senior management team (Item 9). Filed April
                             27, 2004.

April 28, 2004               Press release  reporting  first quarter results (Items 9 and
                             12). Filed April 28, 2004.

May 17, 2004                 Press  release   naming   William  W.  Douglas   Controller,
                             Principal  Accounting  Officer  effective July 2004 (Items 5 and 7). Filed May 18, 2004.

     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COCA-COLA ENTERPRISES INC.

                                       (Registrant)

Date:    August 11, 2004               /s/ Patrick J. Mannelly
                                       ----------------------------------
                                       Patrick J. Mannelly

                                       Senior Vice President and Chief
                                       Financial Officer

Date:    August 11, 2004               /s/ William W. Douglas, III
                                       ----------------------------------
                                       William W. Douglas, III
                                       Vice President, Controller and
                                       Principal Accounting Officer