Form 10-Q
period 2004-10-01
COCA COLA ENTERPRISES INC
filed 2004-11-08
CIK 804055

COCA-COLA ENTERPRISES INC.



                                    FORM 10-Q


                                QUARTERLY REPORT


                      FOR THE QUARTER ENDED OCTOBER 1, 2004


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

                 for the quarterly period ended October 1, 2004

                                       or

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

     469,226,222 Shares of $1 Par Value Common Stock as of October 29, 2004

================================================================================

                           COCA-COLA ENTERPRISES INC.

                          QUARTERLY REPORT ON FORM 10-Q

                        FOR QUARTER ENDED OCTOBER 1, 2004




                                      INDEX



                                                                           Page
                                                                          ------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Income Statements for the Third Quarter
          and Nine Months ended October 1, 2004 and September 26, 2003....   1

         Condensed Consolidated Balance Sheets as of October 1, 2004
          and December 31, 2003...........................................   2

         Condensed Consolidated Statements of Cash Flows for the Nine
          Months ended October 1, 2004 and September 26, 2003.............   3

         Notes to Condensed Consolidated Financial Statements.............   4


Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  20


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......  40


Item 4.  Controls and Procedures..........................................  40


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings................................................  41

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......  42

Item 6.  Exhibits.........................................................  43

Signatures................................................................  44

Part I.    Financial Information

Item 1.    Financial Statements


                           COCA-COLA ENTERPRISES INC.

                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                 (Unaudited; in millions except per share data)


                                          Third Quarter          Nine Months
                                      --------------------  --------------------
                                         2004       2003       2004       2003
                                      ---------  ---------  ---------  ---------
Net operating revenues............... $  4,670   $  4,734   $ 13,754   $ 13,018
Cost of sales, transactions with
 The Coca-Cola Company $1,248,
 $1,195, $3,770, and $3,333,
 respectively........................    2,761      2,778      8,105      7,616
                                       --------   --------   --------   --------
Gross profit.........................    1,909      1,956      5,649      5,402
Selling, delivery, and administrative
 expenses............................    1,460      1,432      4,445      4,172
                                       --------   --------   --------   --------
Operating income.....................      449        524      1,204      1,230
Interest expense, net................      152        150        465        446
Other nonoperating (income) expense,
 net.................................       (2)         2         (3)        (4)
                                       --------   --------   --------   --------
Income before income taxes...........      299        372        742        788
Income tax expense...................       92        113        228        241
                                       --------   --------   --------   --------
Net income...........................      207        259        514        547
Preferred stock dividends............        -          -          -          2
                                       --------   --------   --------   --------
Net income applicable to common
 shareowners......................... $    207   $    259   $    514   $    545
                                       ========   ========   ========   ========

Basic net income per share
 applicable to common shareowners.... $   0.44   $   0.57   $   1.11   $   1.20
                                       ========   ========   ========   ========

Diluted net income per share
 applicable to common shareowners.... $   0.44   $   0.56   $   1.09   $   1.19
                                       ========   ========   ========   ========

Dividends per share applicable to
 common shareowners.................. $   0.04   $   0.04   $   0.12   $   0.12
                                       ========   ========   ========   ========

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Unaudited; in millions except share data)


                                                     October 1,    December 31,
                       ASSETS                           2004           2003
                                                   -------------- --------------

Current
  Cash and cash investments, at cost approximating
   market.........................................    $      131     $       80
  Trade accounts receivable, less allowances of
   $48 and $52, respectively......................         1,771          1,735
  Amounts receivable from The Coca-Cola Company,
   net............................................             -             37
  Inventories.....................................           878            725
  Current deferred income tax assets..............            91             42
  Prepaid expenses and other current assets.......           367            381
                                                       ----------     ----------
     Total current assets.........................         3,238          3,000
Property, plant, and equipment, net of accumulated
 depreciation of $7,407 and $6,729................         6,622          6,794
Goodwill..........................................           578            578
License intangible assets.........................        14,184         14,171
Long-term customer contracts and other noncurrent
 assets, net......................................         1,134          1,157
                                                       ----------     ----------
                                                      $   25,756     $   25,700
                                                       ==========     ==========

        LIABILITIES AND SHAREOWNERS' EQUITY

Current
  Accounts payable and accrued expenses...........    $    2,559     $    2,760
  Amounts payable to The Coca-Cola Company, net...            58              -
  Deferred cash payments from The Coca-Cola
   Company........................................            41             87
  Current portion of debt.........................           616          1,094
                                                       ----------     ----------
     Total current liabilities....................         3,274          3,941

Debt, less current portion of debt................        10,494         10,552
Retirement and insurance programs and other
 long-term obligations............................         1,377          1,522
Deferred cash payments from The Coca-Cola Company.           342            355
Long-term deferred income tax liabilities.........         5,180          4,965
Long-term payable to The Coca-Cola Company........            12              -
Shareowners' equity
  Common stock, $1 par value - authorized -
   1,000,000,000 shares; issued - 475,740,190 and
   462,084,668 shares, respectively...............           476            462
  Additional paid-in capital......................         2,831          2,611
  Reinvested earnings.............................         1,699          1,241
  Accumulated other comprehensive income..........           160            133
  Common stock in treasury, at cost - 6,606,574
   and 6,330,513 shares, respectively.............           (89)           (82)
                                                       ----------     ----------
     Total shareowners' equity....................         5,077          4,365
                                                       ----------     ----------
                                                      $   25,756     $   25,700
                                                       ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited; in millions)


                                                            Nine Months
                                                   -----------------------------
                                                        2004           2003
                                                   -------------- --------------
Cash Flows From Operating Activities
  Net income.......................................   $      514     $      547
  Adjustments to reconcile net income to net cash
   derived from operating activities:
    Depreciation...................................          784            756
    Net change in long-term customer contracts.....           12             49
    Deferred income tax expense....................          155            167
    Deferred cash payments from The Coca-Cola
     Company.......................................          (45)           (61)
    Pension cash contributions in excess of costs..         (132)          (117)
    Net changes in current assets and current
     liabilities...................................         (119)          (276)
    Other..........................................          (82)           (38)
                                                       ----------     ----------
  Net cash derived from operating activities.......        1,087          1,027

Cash Flows From Investing Activities
  Investments in capital assets....................         (618)          (702)
  Proceeds from fixed asset disposals, $58 from
   The Coca-Cola Company in 2003...................           11             83
  Cash investments in bottling businesses, net of
   cash acquired...................................            -            (13)
                                                       ----------     ----------
  Net cash used in investing activities............         (607)          (632)

Cash Flows From Financing Activities
  Net increase in commercial paper.................          515            152
  Issuances of debt................................          197            365
  Payments on debt.................................       (1,262)          (815)
  Cash dividend payments on common and preferred
   stock...........................................          (56)           (38)
  Cash received from stock option exercises........          177             17
  Cash received from settlement of interest rate
   swap............................................            -             28
                                                       ----------     ----------
  Net cash used in financing activities............         (429)          (291)
                                                       ----------     ----------
Net increase in cash and cash investments..........           51            104
Cash and cash investments at beginning of period...           80             68
                                                       ----------     ----------
Cash and cash investments at end of period.........   $      131     $      172
                                                       ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the Coca-Cola Enterprises Inc. ("CCE," "we," "our," "us," or the "Company") Annual Report on Form 10-K for the year ended December 31, 2003. The third quarter and nine months of 2004 and 2003 ended on October 1, 2004 and September 26, 2003, respectively. The third quarter of 2004 and 2003 included 65 days. The nine months of 2004 and 2003 included 197 and 193 days, respectively.

Note B - Reclassifications

Classifications in the condensed consolidated statement of cash flows for the prior year have been conformed to classifications used in the current year for payments and amortization expense associated with contracts for pouring or vending rights in specific athletic venues, specific school districts, or other locations.

Note C - Seasonality of Business

Operating results for the third quarter and nine months ended October 1, 2004 are not indicative of results that may be expected for the year ending December 31, 2004 because of business seasonality. Business seasonality results from a combination of higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year and the methods of accounting for fixed costs such as depreciation, amortization, and interest expense which are not significantly impacted by business seasonality.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note D - Inventories

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method.

Inventories at October 1, 2004 and December 31, 2003 consisted of the following (in millions):

                                               October 1,         December 31,
                                                  2004                2003
                                           -----------------   -----------------
Finished goods.............................   $     542           $     475
Raw materials and supplies.................         336                 250
                                               ---------           ---------
                                              $     878           $     725
                                               =========           =========

Note E - Earnings Per Share

The following table presents information concerning basic and diluted earnings per share for the third quarter and nine months ended October 1, 2004 and September 26, 2003 (in millions except per share data; per share data is calculated prior to rounding to millions):

                                          Third Quarter          Nine Months
                                      --------------------  --------------------
                                         2004       2003       2004       2003
                                      ---------  ---------  ---------  ---------

Net income........................... $    207   $    259   $    514   $    547
Preferred stock dividends............        -          -          -          2
                                      ---------  ---------  ---------  ---------
Net income applicable to common
 shareowners......................... $    207   $    259   $    514   $    545
                                      =========  =========  =========  =========
Basic average common shares
 outstanding.........................      469        454        464        453
Effect of dilutive securities:
  Stock compensation awards(A).......        5          6          8          7
                                      ---------  ---------  ---------  ---------
Diluted average common shares
 outstanding.........................      474        460        472        460
                                      =========  =========  =========  =========
Basic net income per share
 applicable to common shareowners.... $   0.44   $   0.57   $   1.11   $   1.20
                                      =========  =========  =========  =========
Diluted net income per share
 applicable to common shareowners.... $   0.44   $   0.56   $   1.09   $   1.19
                                      =========  =========  =========  =========

(A) Prior to the conversion into common stock during the third quarter of 2003, the preferred stock outstanding was not included in our computation of diluted earnings per share because the effect of its inclusion would have been antidilutive. Options to purchase 56.7 million and 65.3 million common shares were outstanding at October 1, 2004 and September 26, 2003, respectively. Of these amounts, options to purchase 30.4 million and 39.9 million shares for the quarters ended October 1, 2004 and September 26, 2003, respectively, and options to purchase 16.9 million and 30.0 million common shares for the nine months ended October 1, 2004 and September 26, 2003, respectively, are not included in the computation of diluted earnings per share because the effect of including the options in the computation would be antidilutive. The dilutive impact of the remaining options outstanding in each period is included in the stock compensation awards line above.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note F - Comprehensive Income

The following table (in millions) presents a calculation of comprehensive income, comprised of net income and other adjustments, for the third quarter and nine months ended October 1, 2004 and September 26, 2003. Other adjustments include currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, gains and losses on certain investments in equity securities, changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges, and minimum pension liability adjustments, where applicable. We adjust for the income tax effect on all items comprising comprehensive income, excluding the impact of currency translations as earnings from international subsidiaries are determined to be indefinitely reinvested.

                                          Third Quarter          Nine Months
                                      --------------------  --------------------
                                         2004       2003       2004       2003
                                      ---------  ---------  ---------  ---------

Net income........................... $    207   $    259   $    514   $    547
Currency translations................       41        (36)        21        236
Hedges of net investments, net of tax       (2)         7          5        (46)
Unrealized gains (losses) on
 securities, net of tax..............       (1)        (2)         1         (6)
Realized (gains) on securities
 included in in net income, net of
 tax.................................        -          -          -         (2)
Unrealized gains (losses) on cash
 flow hedges, net of tax.............        1          -         (3)         5
Reclassifications of (gains) losses
 on cash flow hedges into net income,
 net of tax..........................        1         (1)         3         (9)
                                      ---------  ---------  ---------  ---------
Net change to derive comprehensive
 income for the period...............       40        (32)        27        178
                                      ---------  ---------  ---------  ---------
Comprehensive income................. $    247   $    227   $    541   $    725
                                      =========  =========  =========  =========

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note G - Related Party Transactions

The following table presents transactions with The Coca-Cola Company ("TCCC"), and their impact on the income statement categories, for the third quarter and nine months ended October 1, 2004 and September 26, 2003 (in millions):

                                          Third Quarter          Nine Months
                                      --------------------  --------------------
                                         2004       2003       2004       2003
                                      ---------  ---------  ---------  ---------

Amounts affecting net operating
 revenues:
  Fountain syrup and packaged product
   sales............................. $    120   $    137   $    368   $    368
  Dispensing equipment repair
   services..........................       14         13         41         40
  Other transactions.................        4          3          9         11
                                      ---------  ---------  ---------  ---------
                                      $    138   $    153   $    418   $    419
                                      =========  =========  =========  =========
Amounts affecting cost of sales:
  Purchases of syrup, concentrate,
   and mineral water................. $ (1,117)  $ (1,207)  $ (3,572)  $ (3,397)
  Purchases of sweeteners............      (82)       (82)      (240)      (238)
  Purchases of finished products.....     (178)      (155)      (497)      (414)
  Marketing support funding earned...      116        229        494        647
  Cold drink equipment placement
   funding earned....................       13         20         45         61
  Cost recovery from sale of hot fill
   production facility...............        -          -          -          8
                                      ---------  ---------  ---------  ---------
                                      $ (1,248)  $ (1,195)  $ (3,770)  $ (3,333)
                                      =========  =========  =========  =========
Amounts affecting selling, delivery,
 and administrative expenses:
  Marketing program payments........  $      -   $      1   $    (20)  $      2
  Operating expense cost
   reimbursements:
    To TCCC.........................         -         (4)         -        (12)
    From TCCC.......................         7          8         19         26
                                      ---------  ---------  ---------  ---------
                                      $      7   $      5   $     (1)  $     16
                                      =========  =========  =========  =========


As part of our strategic planning project with TCCC, we agreed that an increase in the level of spending in the areas of brand building and innovation was necessary to promote our objective of building value. In support of this strategy, we paid TCCC approximately $20 million for participation in marketing activities for the period of January 1, 2004, through April 30, 2004. This amount is included in marketing program payments in the table above. Effective May 1, 2004, this spending was eliminated.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note G - Related Party Transactions (continued)

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

Additionally, we agreed to terminate the Strategic Growth Initiative ("SGI") program and eliminate the Special Marketing Funds ("SMF") funding program. These actions were effective May 1, 2004 in the United States and June 1, 2004 in Canada. TCCC paid us for all funding earned under the SMF funding program. Under the SGI program, we received $41.3 million from TCCC during the first quarter of 2004 and $6.8 million as a final payment during the second quarter of 2004.

Also effective May 1, 2004, TCCC agreed to establish a Global Marketing Fund, under which TCCC will pay us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive ten-year periods thereafter unless either party gives written notice of termination of this agreement. The marketing activities to be funded under this agreement will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. TCCC may terminate this agreement for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control. We will receive a pro rata amount of $41.5 million during 2004, of which a total of $26 million was received during the first nine months ended October 1, 2004. This amount is included in marketing support funding earned in the table above.

During the first quarter of 2004, TCCC revised our base SMF funding rate to include reimbursements between the companies for expenses related to the assumption of customer marketing group responsibilities from TCCC and the transfer of local media activities from us to TCCC in prior years. These amounts are included in marketing support funding earned for 2004 in the table above through April 2004 when, as noted above the SMF funding program was terminated. The amounts shown in the table above as operating expense cost reimbursements to us from TCCC for the third quarter and first nine months of 2004 relate to the staffing costs transferred to us under another agreement with TCCC.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note G - Related Party Transactions (continued)

We participate in Cooperative Trade Marketing ("CTM") arrangements in the United States administered by TCCC. Beginning in 2002, we became responsible for all costs of the programs in our territories, other than costs relative to a limited number of specified customers. We transfer amounts to TCCC under the program for payment to customers. Pursuant to these arrangements, amounts paid or payable to TCCC for the nine months ended October 1, 2004 and September 26, 2003 totaled approximately $175 million and $189 million, respectively, and are recognized as a reduction of net operating revenues.

Deferred cash payments from TCCC include amounts deferred under Jumpstart and other miscellaneous programs. During the third quarter of 2004, we amended our Jumpstart agreements with TCCC for the United States and Canada to reduce the cold drink equipment purchase and placement requirements by 70,000 units per year for 2004 and 2005 and to extend our North American purchase and placement requirements through 2010. Previously, we were required to purchase and place targeted amounts of cold drink equipment through 2008. By placing approximately 103,000 units in 2004, as required by the amended agreements, we will earn approximately $50 million of funding in 2004 versus $72 million earned in 2003. Support funding earned under the Jumpstart programs with TCCC is shown as cold drink equipment placement funding earned in the table above. In return for TCCC's postponement of our purchase and placement obligations, we have agreed to pay TCCC $1.5 million in 2004, $3.0 million annually in 2005 through 2008, and $1.5 million in 2009.

In March 2004, we recalled the recently launched Dasani water brand in Great Britain because of bromate levels exceeding British regulatory standards. We recognized a $32 million reimbursement for recall costs from TCCC in the first quarter of 2004 as an offset to related costs. This amount was received from TCCC in October 2004.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note H - Income Taxes

Our effective tax rate was 31% for the first nine months of 2004 and 2003. The table below provides a reconciliation of the income tax provision at the statutory federal rate to our actual income tax provision for the nine months ended October 1, 2004 and September 26, 2003 (in millions):

                                                            Nine Months
                                                   -----------------------------
                                                        2004           2003
                                                   -------------- --------------
U.S. federal statutory expense.....................  $    260       $    276
State expense, net of federal expense..............        13             12
Impact of lower taxes on European and Canadian
 operations........................................       (54)           (54)
Valuation allowance provision......................         5              5
Nondeductible items................................        10             13
Settlement of tax items............................        (3)           (11)
Other..............................................        (3)             -
                                                      --------       --------
                                                     $    228       $    241
                                                      ========       ========

On October 22, 2004, "The American Jobs Creation Act of 2004" (the "Act") was enacted into law. This major U.S. tax legislation contains numerous provisions of potential significance to the Company. The Act allows a special deduction with respect to "qualified production activities income" generated by U.S. based manufacturing activities that will amount to 3% of the taxable income attributable to such activities in 2005 increasing to 9% after 2009. The Act also contains a provision permitting the repatriation of international earnings at a special reduced U.S. tax rate if such repatriations meet certain criteria and are repatriated during specified periods. Substantive changes to tax law are contained in many other provisions of the Act. Much of this new legislation is highly complex, and the U.S. Treasury Department and the Internal Revenue Service are expected to issue further guidance on the application of these changes within the next few months. We are evaluating the Act and will closely review all new guidance as it becomes available. At this time, it is unclear whether the Act will have a material impact on our consolidated financial statements.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note I - Debt

Total debt balances summarized below are adjusted for the effects of our interest rate and currency swap agreements (in millions):

                                          October 1, 2004     December 31, 2003
                                        -------------------  -------------------
                                         Balance   Rates(A)   Balance   Rates(A)
                                        --------- ---------  --------- ---------

U.S. commercial paper.................. $  1,107      1.7 %  $    655      1.1 %
Euro commercial paper..................      191      2.1         208      2.1
Canadian dollar commercial paper.......      239      2.3         148      2.8
U.S. dollar notes due 2004-2037 (B)....    3,783      4.1       4,510      3.5
Euro and pound sterling notes due
 2004-2021.............................    1,564      5.9       1,560      5.9
Canadian dollar notes due 2004-2009 (C)      119      5.9         432      5.4
U.S. dollar debentures due 2012-2098...    3,783      7.4       3,783      7.4
U.S. dollar zero coupon notes due 2020.      174      8.4         164      8.4
Various foreign currency debt..........      102        -         129        -
Additional debt........................       48        -          57        -
                                        ---------            ---------
                                          11,110               11,646

Less: current portion of debt..........      616                1,094
                                        ---------            ---------
Debt, less current portion of debt..... $ 10,494             $ 10,552
                                        =========            =========

(A)  Weighted average annual interest rate on balances outstanding.
(B) U.S. dollar note of $500 million matured on April 26, 2004 and a U.S. dollar note of $200 million matured on August 1, 2004. There are no additional scheduled maturities until first quarter of 2005.
(C) Canadian Medium Term Note of 350 million CAD (266 million USD) matured on March 17, 2004 and Canadian Medium Term Note of 60 million CAD (44 million
     USD) matured on May 13, 2004. There are no additional scheduled maturities until first quarter of 2009.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note I - Debt (continued)

The credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to maintain a defined leverage ratio and limit the incurrence of certain liens or encumbrances in excess of defined amounts. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

The following table provides additional information about our debt facilities (in millions):

                                               October 1,         December 31,
                                                  2004                2003
                                           -----------------   -----------------

Certain borrowings due in the next 12
 months, including commercial paper,
 classified as long-term due to our intent
 and our ability through our credit
 facilities to refinance on a long-term
 basis.....................................   $    1,238          $    1,266
                                               ==========          ==========

Amounts available for borrowing:
   Amounts available under committed
    domestic and international credit
    facilities.............................   $    2,839          $    3,302
   Amounts available under public debt
    facilities: (A)
       Shelf registration statement with
        the Securities and Exchange
        Commission.........................        3,221               3,221
       Euro medium-term note program.......        2,135               2,135
       Canadian medium-term note program...        1,584               1,542
                                               ----------          ----------
   Total amounts available under public
    debt facilities........................        6,940               6,898
                                               ----------          ----------
Total amounts available....................   $    9,779          $   10,200
                                               ==========          ==========

(A) Amounts available under these public debt facilities are subject to market conditions.

On August 13, 2004 we established a $2.5 billion revolving credit facility with a syndicate of 23 banks. The facility combined four previously separate credit facilities into a single facility that matures in 2009. The facility serves as a backstop to our various commercial paper programs and for general corporate borrowing purposes. The only financial covenant included with this facility is that our net debt to total capital ratio shall not exceed 75%. There were no outstanding borrowings under the facility as of October 1, 2004.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note J - Stock-Based Compensation Plans

We granted approximately 6.6 million service-vesting stock options to certain executive and management level employees during the first nine months of 2004. These options vest over a period of 3 years and expire 10 years from the date of grant. All of the options were granted at an exercise price equal to the fair market value of the stock on the grant date. An aggregate of 12.5 million shares of common stock were issued during the first nine months of 2004 from the exercise of stock options.

We also granted approximately 1.0 million shares of restricted stock and 120,500 restricted stock units to certain employees during the first nine months of 2004. These awards vest upon continued employment for a period of at least 5 years and the attainment of certain performance targets.

We apply Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. Statements of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," if fully adopted, would change the method for cost recognition on our stock-based compensation plans.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note J - Stock-Based Compensation Plans (continued)

The following table illustrates the effect of stock-based employee compensation costs on reported net income applicable to common shareowners and also illustrates the effect on reported net income applicable to common shareowners and earnings per share as if compensation cost for our grants under stock-based compensation plans had been determined under SFAS 123, for the third quarter and nine months ended October 1, 2004 and September 26, 2003 (in millions, except per share data):



                                                             Third Quarter                       Nine Months
                                                      -------------------------          -------------------------
                                                        2004            2003               2004            2003
                                                      ---------       ---------          ---------       ---------
Net income applicable to common shareowners, as
   reported.....................................  $      207       $     259         $      514       $     545
Add: Total stock-based employee compensation
   expense, net of tax, included in net income
   applicable to common shareowners.............           5               2                 12               6
Deduct: Stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of tax............         (20)            (18)               (53)            (52)
                                                    ---------        --------          ---------        --------
Pro forma net income applicable to common
   shareowners..................................  $      192       $     243         $      473       $     499
                                                    =========        ========          =========        ========

Net income per share applicable to common
   shareowners:
   Basic - as reported..........................  $     0.44       $    0.57         $     1.11       $    1.20
                                                    =========        ========          =========        ========
   Basic - pro forma............................  $     0.41       $    0.53         $     1.02       $    1.10
                                                    =========        ========          =========        ========
   Diluted - as reported........................  $     0.44       $    0.56         $     1.09       $    1.19
                                                    =========        ========          =========        ========
   Diluted - pro forma..........................  $     0.41       $    0.53         $     1.00       $    1.09
                                                    =========        ========          =========        ========

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note K - Pensions and Other Postretirement Benefits

Pension expense for the current year is determined using the prior year valuation of liabilities and the projected values of pension assets. Net periodic benefit costs of pension plans consisted of the following for the third quarter and nine months ended October 1, 2004 and September 26, 2003 (in millions):


                                                        Third Quarter                         Nine Months
                                             ------------------------------------- -----------------------------------
                                                   2004               2003              2004              2003
                                             ----------------- ------------------- ---------------- ------------------
Service cost.................................   $       27        $       20          $      81         $       61
Interest cost................................           33                27                 99                 85
Expected return on plan assets...............          (34)              (28)              (102)               (87)
Recognized actuarial loss....................           12                 3                 37                  8
                                                 ----------        ----------          ---------         ----------
Net periodic benefit cost....................   $       38        $       22          $     115         $       67
                                                 ==========        ==========          =========         ==========


Net periodic benefit costs of other postretirement plans consisted of the following for the third quarter and nine months ended October 1, 2004 and September 26, 2003 (in millions):


                                                        Third Quarter                         Nine Months
                                             ------------------------------------- -----------------------------------
                                                   2004               2003              2004              2003
                                             ----------------- ------------------- ---------------- ------------------
Service cost.................................   $        3        $        3          $       8         $        8
Interest cost................................            6                 7                 16                 18
Recognized actuarial loss....................            1                 -                  3                  -
Amortization of prior service cost...........           (4)               (3)               (10)                (7)
                                                 ----------        ----------          ---------         ----------
Net periodic benefit cost....................   $        6        $        7          $      17         $       19
                                                 ==========        ==========          =========         ==========

Contributions to our pension and other postretirement benefit plans were $262 million and $199 million for the nine months ended October 1, 2004 and September 26, 2003, respectively. Projected annual contributions for 2004 are, and actual contributions for 2003 were, as follows (in millions):

                                          Projected       Actual
                                            2004           2003
                                        ------------     ------------
 U. S. - Pension........................ $      228     $      168
 European - Pension.....................         33             29
 North America - Postretirement.........         22             20
                                          ----------     ----------
                                         $      283     $      217
                                          ==========     ==========

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note K - Pensions and Other Postretirement Benefits (continued)

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Medicare. In September 2004, we concluded, based on currently available guidance, that certain of our retiree medical health plans provide prescription drug coverage that is at least "actuarially equivalent" to the Medicare Part D coverage to be provided under the Act. Therefore, we will qualify for the federal subsidy described in the Act. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Staff Position 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," we considered the effect of the Act and elected to apply FSP 106-2 retroactively to January 1, 2004. The reduction in our accumulated post-retirement benefit obligation as of December 31, 2003, related to this subsidy, is estimated to be $12.3 million. We recognized a reduction in net periodic post retirement benefit cost of $1.1 million for the first nine months ended October 1, 2004.

Note L - Hedging Financial Instruments

We use certain risk management instruments to manage our interest rate and foreign exchange exposures. These instruments are accounted for as fair value and cash flow hedges, as appropriate, under Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended.

At October 1, 2004, a net of tax gain of approximately $0.5 million related to cash flow hedges of forecasted international raw materials purchases was included in accumulated other comprehensive income. We expect these adjustments to be reclassified into income over the next 12 months.

We also enter into certain Euro-denominated borrowings to hedge net investments in international subsidiaries.

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

The following table presents the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of October 1, 2004 and December 31, 2003 (in millions):

                                                   Guaranteed                              Outstanding
                                    ----------------------------------------  ----------------------------------------
                                         October 1,          December 31,          October 1,           December 31,
    Category           Expiration           2004                2003                 2004                  2003
--------------------  ------------  -------------------  -------------------  -------------------  -------------------
Manufacturing            Various          $   236             $   236              $   193               $   176
   cooperative......  through 2015

Vending partnership.    Nov 2006               25                  25                   18                    19

Other...............    Renewable               1                   1                    1                     1
                                           -------             -------              -------               -------
                                          $   262             $   262              $   212               $   196
                                           =======             =======              =======               =======

We do not hold any assets that serve as collateral against these guarantees and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships, which have existed for a number of years. No amounts are recorded for our obligations under these guarantees as we consider the risk of default to be remote.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," revised December 2003. FIN 46 requires variable interest entities to be consolidated by the primary beneficiary of the entity in certain instances. Our adoption of FIN 46 in the first quarter of 2004 did not have a material impact on our consolidated financial statements.

In addition to the above, we have letters of credit issued as collateral for claims incurred under self-insurance programs for workers' compensation and large deductible casualty insurance programs aggregating $355.8 million and letters of credit on certain operating activities aggregating $4.7 million.

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note M - Commitments and Contingencies (continued)

Our business practices, as well as those of TCCC and certain other bottlers are being reviewed in various jurisdictions by the European Commission for alleged abuses of an alleged dominant position under Article 82 of the European Union ("EU") Treaty. We do not believe we have a dominant position in the relevant markets, or that our current or past commercial practices violate EU law. On October 19, 2004, the European Commission received a proposed undertaking from our European bottler, relating to various commercial practices under investigation. The undertaking is identical to other undertakings delivered by TCCC and certain of its other European bottlers. The commitments set forth in the undertaking will be published for third-party comments and circulated among all of the member states of the EU. The European Commission will consider any responses from those sources, as well as its own analysis, before the undertaking becomes final and binding.

We are also the subject of investigations by Belgian and French competition law authorities for our compliance under competition laws. We intend to continue to vigorously defend against an unfavorable outcome, although it is not possible for us to determine the ultimate outcome of these matters at this time.

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in anticompetitive marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC petitioned the Texas Supreme Court to hear our appeal, and in September 2004 the Texas Supreme Court granted our petition and will hear the appeal. The Texas Supreme Court has scheduled argument in the case for November 2004. Should the judgment not be overturned, this fact would not have an adverse effect on our consolidated financial statements. The claims of the three remaining plaintiffs in this case remain to be tried and one additional competitor has filed a similar claim against us. We intend to vigorously defend against these claims and have not provided for any potential awards for these additional claims.

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

                           COCA-COLA ENTERPRISES INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note M - Commitments and Contingencies (continued)

Under the Jumpstart programs with TCCC, we received payments from TCCC for a portion of the cost of developing the infrastructure necessary to support accelerated placements of cold drink equipment. During the third quarter of 2004, we amended our Jumpstart agreements with TCCC for the United States and Canada to reduce the cold drink equipment purchase and placement requirements by 70,000 units per year for 2004 and 2005 and to extend our North American purchase and placement requirements through 2010. Previously, we were required to purchase and place targeted amounts of cold drink equipment through 2008. In return for TCCC's postponement of our purchase and placement obligations, we have agreed to pay TCCC $1.5 million in 2004, $3.0 million annually in 2005 through 2008, and $1.5 million in 2009. Under the recently amended Jumpstart agreements, we recognize the deferred cash payments from TCCC primarily as cold drink equipment is placed, which is through 2010, and the remainder over the period we have the potential requirement to relocate the equipment, which is through 2022.

Should we not satisfy the provisions of the programs, the agreement provides for the parties to meet to work out mutually agreeable solutions. We continue to believe we would in all cases resolve any matters with TCCC that might arise under these programs, and we believe the probability of a refund of amounts previously paid under these programs is remote.

Our tax filings are routinely subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments, certain of which are material, or audits involving certain of our subsidiaries, including our subsidiary in Canada, that may not be resolved in the foreseeable future. We believe we have substantial defenses to the questions being raised and intend to pursue all legal remedies available if we are unable to reach a resolution with the authorities. We believe we have adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters. Final assessments could be materially different than the amounts provided in the financial statements.

We are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases or the other cases discussed above, management believes, based on discussions with counsel, that any ultimate liability would not materially affect our consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         BUSINESS SUMMARY AND OBJECTIVES

Coca-Cola Enterprises Inc. ("CCE," "we," "our," "us," or "the Company") is the world's largest marketer, producer, and distributor of products of The Coca-Cola Company ("TCCC"). We also distribute other beverage brands in select territories. We operate in 46 states in the United States, the District of Columbia, all 10 provinces of Canada, and in portions of Europe, including Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands.

Forward-Looking Statements

Certain expectations and projections regarding the future performance of CCE referenced in this report are forward-looking statements. Officers may also make verbal statements to analysts, investors, the media, and others that are "forward-looking." Forward-looking statements include, but are not limited to:

o Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial measures;

o Descriptions of anticipated plans or objectives of our management for operations, products or services;

o    Proposed amendments to existing funding arrangements with TCCC;

o    Forecasts of performance; and

o    Assumptions regarding any of the foregoing.

Forward-looking statements involve matters which are not historical facts. Because these statements involve anticipated events or conditions, forward-looking statements often include words such as "anticipate," "believe," "estimate," "expect," "intend," "outlook," "plan," "project," "target," "can," "could," "may," "should," "will," "would" or similar expressions. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date they are made and they might not be updated to reflect changes as they occur after the forward-looking statements are made.

Outlook

During the third quarter of 2004, we released 2004 operating results projections that project full-year 2004 earnings per diluted common share in the range of $1.21 to $1.25. Included within this outlook is $0.05 per share related to higher cost of sales from the transition to a new North American concentrate price structure with TCCC, incurred in the second quarter of 2004. This revised outlook reflects the continuing impact of softer than expected volume trends in North America and Europe. The Company expects full-year 2004 North American volume to decline approximately 1 percent, and European volume to decline approximately 4 percent.

In July 2004, we amended our Jumpstart agreements with TCCC for the United States and Canada to reduce the cold drink equipment purchase and placement requirements by 70,000 units per year for 2004 and 2005 and to extend our North American purchase and placement requirements through 2010. By placing approximately 103,000 units in 2004, as required by the amended agreements, we will earn approximately $50 million of funding in 2004 versus $72 million earned in 2003. In return for extending our obligations under the Jumpstart program, we have agreed to pay TCCC a total of $15 million over the period beginning with the amendments and ending in 2009.

Project Pinnacle, our multi-year effort to redesign business processes and implement the SAP software platform, continues to progress. The implementation of SAP financial systems and processes in North America occurred in July 2004. Including the costs of our internal resources assigned to the project, we estimate that we will spend approximately $65 million in capital costs and $30 million in non-capital costs during 2004. We expect our 2005 capital and non-capital costs, related to Project Pinnacle, to be consistent with our 2004 costs as we continue to implement additional SAP modules.

Management's Discussion and Analysis should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the accompanying footnotes along with the cautionary statements at the end of this section.

                                OPERATING RESULTS

Overview

The following table presents consolidated income statement data as a percentage of net operating revenues for the periods presented:



                                                              Third Quarter                      Nine Months
                                                    -------------------------------   -------------------------------
                                                         2004             2003             2004             2003
                                                    --------------   --------------   --------------   --------------
Net operating revenues.............................     100.0 %          100.0 %          100.0 %          100.0 %
Cost of sales......................................      59.1             58.7             58.9             58.5
                                                    --------------   --------------   --------------   --------------
Gross profit.......................................      40.9             41.3             41.1             41.5
Selling, delivery, and administrative expenses.....      31.3             30.2             32.3             32.0
                                                    --------------   --------------   --------------   --------------
Operating income...................................       9.6             11.1              8.8              9.5
Interest expense, net..............................       3.3              3.2              3.4              3.4
Other nonoperating income (expense), net...........       0.1              0.0              0.0              0.0
                                                    --------------   --------------   --------------   --------------
Income before income taxes.........................       6.4              7.9              5.4              6.1
Income tax expense.................................       2.0              2.4              1.7              1.9
                                                    --------------   --------------   --------------   --------------
Net income applicable to common shareowners........       4.4 %            5.5 %            3.7 %            4.2 %
                                                    ==============   ==============   ==============   ==============

Our operating performance in the third quarter of 2004 reflects lower volumes in North America and Europe due to a combination of soft retail environment, cool wet weather across our territories, and a continuing decline in regular soft drinks. Our European comparisons were affected by record volumes achieved during the extraordinary summer heat of a year ago and unusually cool rainy weather in the third quarter of 2004. Lower volumes were partially offset by solid pricing growth in Europe and North America.

Third quarter of 2004 currency-neutral bottle and can net price per case increased 3.0 percent in North America and 1.0 percent in Europe as compared to the third quarter of 2003. Physical case bottle and can volume decreased 4.0 percent in North America and 12.0 percent in Europe from the third quarter of 2003.

For the third quarter of 2004, net income applicable to common shareowners decreased to $207 million, or $0.44 per diluted common share, compared to net income applicable to common shareowners of $259 million, or $0.56 per diluted common share, for the third quarter of 2003. Operating income decreased approximately 14.5 percent from the third quarter of 2003 results of $524 million to $449 million for the third quarter of 2004.

In March 2004, we recalled the recently launched Dasani water brand in Great Britain because the level of bromate in Dasani was in excess of Great Britain's regulatory standards. We expensed approximately $37.1 million of costs associated with this recall in the first nine months of 2004, of which $0.5 million was expensed in the third quarter of 2004. We recognized a reimbursement from TCCC of $32 million as an offset to the total costs in March 2004; this amount was received from TCCC in October 2004.

On April 27, 2004, our Board of Directors approved a project to be implemented in the Netherlands to transition from the production and sale of refillable PET bottles to the production and sale of non-refillable PET bottles. The transition is planned to commence in 2005 and be completed in early 2006. The transition resulted in accelerated depreciation charges for certain machinery and equipment, plastic crates, and refillable plastic bottles; costs for removing current production lines; termination and severance costs; training costs; external warehousing costs; and operational inefficiencies. The total of these expenses over the period commencing May 1, 2004 and ending in the second quarter of 2006 is estimated to be approximately $27 million. We expensed $3.8 million and $6.1 million of these costs in the third quarter and first nine months of 2004, respectively. We expect the increased packaging flexibility to increase sales in the Netherlands by offering added variety and convenience to consumers.

Net Operating Revenues

Our third quarter 2004 net operating revenues decreased 1 1/2 percent to $4.7 billion, on a consolidated basis, from the third quarter of 2003. Third quarter net operating revenues decreased 1 1/2 percent in North America and 1 1/2 percent in Europe from 2003 to 2004. Net operating revenues increased 5 1/2 percent on a consolidated basis from $13.0 billion for the first nine months of 2003 to $13.8 billion for the first nine months of 2004. The following table outlines the significant components of the changes in net operating revenues. All percentage changes are rounded to the nearest 1/2 percent.


                                                 Third-Quarter 2004 Change          First Nine-Months 2004 Change
                                           -----------------------------------  -----------------------------------
                                              Total       North       Europe       Total       North       Europe
                                                         America                              America
                                           ----------  -----------  ----------  ----------  -----------  ----------
Change in net operating revenues:
   Net price per case growth...............    2.0 %       3.0 %         1.0 %       2.5 %       3.0 %        2.0 %
   Impact of volume changes on net
      operating revenues...................   (6.0)       (4.0)        (12.0)       (0.5)        0.5         (4.5)
   Impact of currency exchange rate changes    3.0         0.5           9.5         3.5         1.0         11.0
   Other...................................   (0.5)       (1.0)          0.0         0.0        (0.5)         1.0
                                            -------      ------      --------     -------     -------      -------
Total percentage increase (decrease) in       (1.5)%      (1.5)%        (1.5)%       5.5 %       4.0 %        9.5 %
   net operating revenues.................. =======      ======      ========     =======     =======      =======

The percentage of consolidated net operating revenues derived from our North American and European groups was 71 percent and 29 percent, respectively, for both the third quarter and the first nine months of 2004. In the third quarter and first nine months of 2004, Great Britain contributed approximately 49 percent and 47 percent of European revenues, respectively.

"Bottle and Can Net Pricing per Case" and "Currency-Neutral Bottle and Can Net Pricing per Case" are provided to assist in the evaluation of bottle and can pricing trends in the marketplace and to distinguish the impact of foreign currency exchange rate changes to our operations. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances. Our bottle and can sales accounted for 91 percent of our net revenue for the first nine months of 2004.

The following table presents the reconciliation of these measures to the change in net operating revenues per case for the third quarter and the first nine months of 2004 as compared to the third quarter and the first nine months of 2003. All per case percentage changes are rounded to the nearest 1/2 percent and are based on wholesale physical case volume.


                                              Third-Quarter 2004 Change         First Nine-Months 2004 Change
                                        -----------------------------------  -----------------------------------
                                           Total       North       Europe       Total       North       Europe
                                                      America                              America
                                        ----------  -----------  ----------  ----------  -----------  ----------
Change in net revenues per case.........     5.0%        3.0%        12.0%        6.0%        3.5%        14.0%
   Impact of  Belgium excise and VAT
     tax change.........................    (0.5)        0.0         (1.0)        0.0         0.0         (0.5)
   Impact of  excluding post-mix sales
     and agency sales...................     0.5         0.5         (0.5)        0.0         0.5         (0.5)
                                          -------     -------      -------     -------     -------      -------
Change in bottle and can net pricing         5.0         3.5         10.5         6.0         4.0         13.0
   per case.............................
   Impact of currency exchange rate         (3.0)       (0.5)        (9.5)       (3.5)       (1.0)       (11.0)
     changes...........................   -------     -------      -------     -------     -------      -------
Currency neutral change in bottle and
    can net pricing per case...........      2.0%        3.0%         1.0%        2.5%        3.0%         2.0%
                                          =======     =======      =======     =======     =======      =======

Net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. The change in currency neutral change in bottle and can net pricing per case is primarily due to price increases. Increases in volume in higher margin packages or in higher margin channels may increase net pricing per case without an actual increase in wholesale pricing. The increases in pricing in the third quarter of 2004 reflect our continued commitment to our revenue management initiative.

We participate in various programs with customers to promote the sale of our products. Among our programs with customers are arrangements under which allowances may be earned by the customer for attaining agreed upon sales levels and/or for participating in specific marketing programs. We also participate in contractual arrangements providing us pouring or vending rights in athletic venues, school districts, or similar venues. Coupon programs and under-the-cap promotions are also developed in various territories for the purpose of increasing sales by all customers. The costs of these programs, included as deductions in net operating revenues, totaled approximately $458 million and $445 million for the quarters ended October 1, 2004 and September 26, 2003, respectively, and approximately $1.5 billion and $1.3 billion for the nine month periods ended October 1, 2004 and September 26, 2003, respectively.

Cost of Sales

Cost of sales for the third quarter of 2004 decreased approximately 1/2 percent from the third quarter of 2003 to $2.8 billion. Included as a reduction in our third quarter of 2004 cost of sales is a $7.6 million recycling rebate received from the State of California. "Change in Bottle and Can Cost of Sales per Case" and "Currency-Neutral Change in Bottle and Can Cost of Sales per Case" are provided to assist in evaluating cost trends for bottle and can products and to distinguish the impact of foreign currency exchange rate changes on our operations. These measures exclude the impact of fountain ingredient costs, as well as marketing credits and Jumpstart funding to isolate the change in bottle and can ingredient and packaging costs.

The following table presents the reconciliation between these measures and the change in cost of sales per case for the third quarter and the first nine months of 2004 as compared to the third quarter and first nine months of 2003. All per case percentage changes are rounded to the nearest 1/2 percent and are based on wholesale physical case volume.


                                              Third-Quarter 2004 Change          First Nine-Months 2004 Change
                                        -----------------------------------  -----------------------------------
                                           Total       North       Europe       Total       North       Europe
                                                      America                              America
                                        ----------  -----------  ----------  ----------  -----------  ----------
Change in cost of sales per case.........    6.0 %       3.0 %       14.5 %       7.0 %       4.0 %      15.0 %
     Impact of Belgium excise and VAT
       tax change........................   (0.5)        0.0         (1.5)       (0.5)        0.0        (1.0)
     Impact of new concentrate transition    0.0         0.0          0.0        (0.5)       (1.0)        0.0
     Impact of excluding bottle and can
       marketing credits and Jumpstart
       funding...........................   (0.5)        0.0         (1.5)        0.0         0.0        (0.5)
     Impact of excluding post-mix sales
       and agency sales..................    0.5         0.5          0.0         0.0         0.0        (0.5)
                                          -------     -------      -------     -------     -------     -------
Change in bottle and can cost of sales
   per case..............................    5.5         3.5         11.5         6.0         3.0        13.0
     Impact of currency exchange rate
       changes...........................   (3.5)       (0.5)        (9.5)       (4.5)       (0.5)      (11.5)
                                          -------     -------      -------     -------     -------     -------
Currency neutral change in bottle and
   can cost of sales per case............    2.0 %       3.0 %        2.0 %       1.5 %       2.5 %       1.5 %
                                          =======     =======      =======     =======     =======     =======

Volume

Comparable volume results, as adjusted for four more selling days in the first quarter of 2004 and the acquisition of Chaudfontaine in the second quarter of 2003, are reconciled to volume changes for the third quarter and the first nine months of 2004 in the following table:


                                              Third-Quarter 2004 Change          First Nine-Months 2004 Change
                                        -----------------------------------  -----------------------------------
                                           Total       North       Europe       Total       North       Europe
                                                      America                              America
                                        ----------  -----------  ----------  ----------  -----------  ----------
Change in volume.........................   (6.0)%      (4.0)%      (12.0)%      (0.5)%       0.5%        (4.5)%
     Impact of acquisitions..............    0.0         0.0          0.0         0.0         0.0         (0.5)
     Impact of selling day shift.........    0.0         0.0          0.0        (2.0)       (1.5)        (1.5)
                                          -------     -------      -------     -------     -------      -------
Change in comparable bottle and can
   volume................................   (6.0)%      (4.0)%      (12.0)%      (2.5)%      (1.0)%       (6.5)%
                                          =======     =======      =======     =======     =======      =======

Comparable volume results are presented below for the third quarter and the first nine months of 2004 by major brand category. All percentage changes are rounded to the nearest 1/2 percent.


                                                     Third-Quarter 2004                 First Nine-Months 2004
                                            ------------------------------------- -----------------------------------
                                                 Change           % of Total           Change          % of Total
                                            ------------------ ------------------ ----------------- -----------------
North America:
    My Coke portfolio..................            (3.0) %            59.5 %             (1.0) %          61.0 %
    Soft drink flavors.................            (8.5)              24.5               (4.5)            25.0
    Juices, isotonics, and other.......            (4.0)               9.5                1.5              8.0
    Water..............................             2.0                6.5                9.0              6.0
                                                                 ----------                          ----------
    Total..............................            (4.0) %           100.0 %             (1.0) %         100.0 %
                                                                 ==========                          ==========
Europe:
    My Coke portfolio..................            (7.5) %            67.0 %             (3.5) %          67.5 %
    Soft drink flavors.................           (14.0)              22.0               (7.0)            21.5
    Juices, isotonics, and other.......            (7.0)               9.0               (1.0)             8.5
    Water..............................           (65.0)               2.0              (53.0)             2.5
                                                                 ----------                          ----------
    Total..............................           (12.0) %           100.0 %             (6.5) %         100.0 %
                                                                 ==========                          ==========
Consolidated:
    My Coke portfolio..................            (4.5) %            61.5 %             (1.5) %          62.5 %
    Soft drink flavors.................           (10.0)              24.0               (5.0)            24.0
    Juices, isotonics, and other.......            (5.0)               9.5                1.0              8.5
    Water..............................           (12.0)               5.0               (4.0)             5.0
                                                                 ----------                          ----------
    Total..............................            (6.0) %           100.0 %             (2.5) %         100.0 %
                                                                 ==========                          ==========

On a physical case basis, North American operations comprised 76 percent of our volume for the third quarter of 2004 and 74 percent of our volume for the third quarter of 2003.

The performance of our My Coke Portfolio brands (which includes all regular and diet Coca-Cola trademark products) in the third quarter of 2004 reflects stronger demand for our low-calorie products. Our diet My Coke Portfolio increased 2 1/2 percent in North America and decreased 7 percent in Europe. Our diet My Coke Portfolio declined in Europe as weather continued to influence our overall European performance. The introduction of our mid-calorie cola, Coca-Cola C2, in June of 2004 also contributed 1 percent of My Coke Portfolio's sales during the third quarter of 2004.

On a consolidated basis, the decrease during the third quarter of 2004 in flavors volumes is attributable to a decrease in Sprite in North America, as well as a decrease in Fanta and Lilt in Europe.

In North America, the decrease in juice drinks, isotonics, and other volume is mostly attributable to lower sales of Minute Maid products, offset partially by higher sales of Powerade.

The increase in water volume in North America is attributable to Dasani. The decrease in water volume in Europe is mostly due to our discontinuing the distribution of Nestle water brands in Great Britain in anticipation of the launch of Dasani in that market, and our subsequent withdrawal of Dasani in Great Britain.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative ("SD&A") expenses increased 2 percent from $1.4 billion for the third quarter of 2003 to $1.5 billion for the third quarter of 2004 on a consolidated basis. SD&A expenses increased 6 1/2 percent from $4.2 billion for the first nine months of 2003 to $4.4 billion for the first nine months of 2004. The following table presents the impact of currency exchange rate changes on the change in selling, delivery, and administrative expenses from the prior year:


                                              Third-Quarter 2004 Change         First Nine-Months 2004 Change
                                        -----------------------------------  -----------------------------------
                                           Total       North       Europe       Total       North       Europe
                                                      America                              America
                                        ----------  -----------  ----------  ----------  -----------  ----------
Reported change in selling, delivery,        2.0 %        3.5 %      (4.5)%       6.5 %        6.5 %       7.5 %
   and administrative expenses...........
     Impact of currency exchange rate
        changes..........................   (2.0)        (0.5)       (8.0)       (3.0)        (1.0)      (11.0)
                                          -------      -------     -------     -------      -------     -------
Currency-neutral change in selling,
 delivery, and administrative expenses...    0.0 %        3.0 %     (12.5)%       3.5 %        5.5 %      (3.5)%
                                          =======      =======     =======     =======      =======     =======

Interest Expense

Net interest expense for the first nine months of 2004 increased 4 percent from the same period of 2003 due to an increase in our weighted average cost of debt and six more interest days in the first nine months of 2004 as compared to the first nine months of 2003. The weighted average cost of debt for the third quarter and first nine months of 2004 was 5.3 percent, compared to 5.0 percent for the third quarter and first nine months of 2003.

Income Taxes

Our effective tax rate was 31 percent for the first nine months of 2004 and 2003, respectively. Our effective tax rate for the remainder of 2004 will depend upon operating results and may change if the results for the year are different from current expectations.

Transactions with The Coca-Cola Company

The following table presents transactions with TCCC and the income statement impact of those transactions for the periods presented (in millions):

                                                          Third Quarter                       Nine Months
                                                ---------------------------------  ---------------------------------
                                                    2004              2003             2004              2003
                                                ---------------  ----------------  ---------------  ----------------
Amounts from TCCC to CCE:
   Marketing support funding earned............ $       116     $        229       $       494      $       647
   Fountain syrup and packaged product sales...         120              137               368              368
   Cold drink equipment placement funding
     earned....................................          13               20                45               61
   Dispensing equipment repair services........          14               13                41               40
   Operating expense cost reimbursements.......           7                8                19               26
   Cost recovery from sale of hot-fill
     production facility (proceeds of $58
     million)..................................           -                -                 -                8
   Marketing program payments..................           -                1                 -                2
   Other transactions..........................           4                3                 9               11
                                                  ----------      -----------        ----------       ----------
                                                $       274     $        411       $       976      $     1,163
                                                  ==========      ===========        ==========       ==========
Amounts from CCE to TCCC:
   Purchases from TCCC:
     Syrup, concentrate, and mineral water.....       1,117     $      1,207       $     3,572      $     3,397
     Sweeteners................................          82               82               240              238
     Finished products.........................         178              155               497              414
                                                  ----------      -----------        ----------       ----------
                                                      1,377            1,444             4,309            4,049
   Marketing program payments..................           -                -                20                -
   Operating expense cost reimbursements.......           -                4                 -               12
                                                  ----------      -----------        ----------       ----------
                                                $     1,377     $      1,448       $     4,329      $     4,061
                                                  ==========      ===========        ==========       ==========

As part of our strategic planning project with TCCC, we agreed that an increase in the level of spending in the areas of brand building and innovation was necessary to promote our objective of building value. In support of this strategy, we paid TCCC approximately $20 million for participation in marketing activities for the period of January 1, 2004, through April 30, 2004. This amount is included in marketing program payments in the table above. Effective May 1, 2004, this spending was eliminated.

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

Additionally, we agreed to terminate the Strategic Growth Initiative ("SGI") program and eliminate the Special Marketing Funds ("SMF") funding program. These actions were effective May 1, 2004 in the United States and June 1, 2004 in Canada. TCCC paid us for all funding earned under the SMF funding program. Under the SGI program, we received $41.3 million from TCCC during the first quarter of 2004 and $6.8 million as a final payment during the second quarter of 2004.

Also effective May 1, 2004, TCCC agreed to establish a Global Marketing Fund, under which TCCC will pay us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive ten-year periods thereafter unless either party gives written notice of termination of this agreement. The marketing activities to be funded under this agreement will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. TCCC may terminate this agreement for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control. We will receive a pro rata amount of $41.5 million during 2004, of which $26 million was received during the first nine months ended October 1, 2004. This amount is included in marketing support funding earned in the table above.

During the first quarter of 2004, TCCC revised our base SMF funding rate to include reimbursements between the companies for expenses related to the assumption of customer marketing group responsibilities from TCCC and the transfer of local media activities from us to TCCC in prior years. These amounts are included in marketing support funding earned for 2004 in the table above through April 2004 when, as noted above the SMF funding program was terminated. The amounts shown in the table above as operating expense cost reimbursements to us from TCCC for the third quarter and first nine months of 2004 relate to the staffing costs transferred to us under another agreement with TCCC.

We participate in Cooperative Trade Marketing ("CTM") arrangements in the United States administered by TCCC. Beginning in 2002, we became responsible for all costs of the programs in our territories, other than costs relative to a limited number of specified customers. We transfer amounts to TCCC under the program for payment to customers. Pursuant to these arrangements, amounts paid or payable to TCCC for the nine months ended October 1, 2004 and September 26, 2003 totaled approximately $175 million and $189 million, respectively, and are recognized as a reduction of net operating revenues.

Deferred cash payments from TCCC include amounts deferred under Jumpstart and other miscellaneous programs. During the third quarter of 2004, we amended our Jumpstart agreements with TCCC for the United States and Canada to reduce the cold drink equipment purchase and placement requirements by 70,000 units per year for 2004 and 2005 and to extend our North American purchase and placement requirements into 2010. Previously, we were required to purchase and place targeted amounts of cold drink equipment through 2008. By placing approximately 103,000 units in 2004, as required by the amended agreements, we will earn approximately $50 million of funding in 2004 versus $72 million earned in 2003. Support funding earned under the Jumpstart programs with TCCC is shown as cold drink equipment placement funding earned in the table above. In return for TCCC's postponement of our purchase and placement obligations, we have agreed to pay TCCC $1.5 million in 2004, $3.0 million annually in 2005 through 2008, and $1.5 million in 2009.

In March 2004, we recalled the recently launched Dasani water brand in Great Britain because of bromate levels exceeding British regulatory standards. We recognized a $32 million reimbursement for recall costs from TCCC in the first quarter of 2004 as an offset to related costs. This amount was received from TCCC in October 2004.

Pensions and Other Postretirement Benefits

Pension expense for the current year is determined using the prior year valuation of liabilities and the projected values of pension assets. The following tables outline significant assumptions used in the determination of pension obligations and expense:

Weighted-average assumptions used to determine benefit obligations at December
31:


                                            Pension Benefits        Other Benefits
                                          ----------------------  --------------------
                                             2003        2002       2003       2002
                                          ------------  --------  ---------  ---------
Discount rate...........................     6.0%        6.8%       6.1%       7.0%
Rate of compensation increase...........     4.6         4.6         -          -

Weighted-average assumptions used to determine net cost for the nine months ended October 1, 2004 and September 26, 2003:

                                            Pension Benefits        Other Benefits
                                          ----------------------  --------------------
                                             2004        2003       2004       2003
                                          ------------  --------  ---------  ---------
Discount rate...........................     6.0%        6.8%       6.1%       7.0%
Expected return on plan assets..........     8.3         8.3         -          -
Rate of compensation increase...........     4.6         4.6         -          -

Net periodic benefit costs consisted of the following for the nine months ended (in millions):


                                                    Pension Plans                  Other Postretirement Plans
                                         ------------------------------------ ------------------------------------
                                            October 1,       September 26,       October 1,        September 26,
                                               2004              2003               2004               2003
                                         -----------------  ----------------- -----------------  -----------------
Service cost.............................   $       81        $       61          $        8       $        8
Interest cost............................           99                85                  16               18
Expected return on plan assets...........         (102)              (87)                  -                -
Recognized actuarial loss................           37                 8                   3                -
Amortization of prior service cost.......            -                 -                 (10)              (7)
                                             ----------        ----------          ----------       ----------
Net periodic benefit cost................   $      115        $       67          $       17       $       19
                                             ==========        ==========          ==========       ==========

Pension assets of the North American and Great Britain plans represent approximately 96 percent of pension plan assets. Below is a summary of targeted pension plan asset allocation, actual allocation of those assets at the end of the third quarters of 2004 and 2003 along with expected long-term rate of return by asset category:


                                                                                                      Weighted-
                                                                      % of Plan Assets                Average
                                              Weighted       ------------------------------------     Expected
                                           Average Target       October 1,       September 26,        Long-Term
            Asset Category                   Allocation            2004              2003          Rate of Return
---------------------------------------- ------------------- ----------------- ------------------ ------------------
Equity Securities......................           65 %               62 %                61 %              8.7 %
Fixed Income Securities................           20                 29                  30                5.7
Real Estate............................            5                  3                   3                9.6
Private Equity and Other...............           10                  6                   6               10.4
                                           ----------          ---------           ---------
Total..................................          100 %              100 %               100 %              8.3 %
                                           ==========          =========           =========

The third quarter of 2004 and 2003 overweight to Fixed Income Securities is largely due to contributions to U.S. pension plans made near the end of each respective third quarter. Due to the timing of these contributions, they were primarily invested in cash equivalents, which is part of the Fixed Income Securities asset category. Subsequently, these contributions are repositioned to bring the actual U.S. asset class allocations in-line with their respective targets. We currently project Real Estate should be in-line with its target by the end of 2005, while Private Equity is on track to be in-line with its target sometime within the next few years. On an interim basis, funds that will ultimately be redirected to Real Estate and Private Equity are being invested in Equity Securities.

Our Fixed Income Securities portfolio is invested primarily in commingled funds and managed in terms of overall return expectations rather than matching duration against plan liabilities, therefore debt maturities are not significant to the plan performance.

Contributions to pension and other postretirement benefit plans of the Company were $262 million and $199 million for the nine months ended October 1, 2004 and September 26, 2003, respectively. Projected annual contributions for 2004 are, and actual contributions for 2003 were, as follows (in millions):

                                          Projected       Actual
                                            2004           2003
                                        -------------  --------------
 U. S. - Pension........................ $      228     $      168
 European - Pension.....................         33             29
 North America - Postretirement.........         22             20
                                          ----------     ----------
                                         $      283     $      217
                                          ==========     ==========

Our policy is to fund the U.S. pension plans at a level to maintain, within established guidelines, the IRS defined 90 percent Current Liability Funded status. The Pension Funding Equity Act of 2004, signed by President Bush on April 10, 2004, established new benchmark interest rates for the determination of this status. In September 2004, we contributed $225 million to fund U.S. defined benefit pension plans. This contribution is comparable with our previously disclosed anticipated funding level and exceeded the amount required to maintain the targeted 90 percent Current Liability Funded Status by $80 million.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least "actuarially equivalent" to Medicare. In September 2004, we concluded, based on currently available guidance, that certain of our retiree medical health plans provide prescription drug coverage that is at least "actuarially equivalent" to the Medicare Part D coverage to be provided under the Act. Therefore, we will qualify for the federal subsidy described in the Act. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Staff Position 106-2 ("FSP 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," we considered the effect of the Act and elected to apply FSP 106-2 retroactively to January 1, 2004. The reduction in our accumulated post-retirement benefit obligation as of December 31, 2003, related to this subsidy, is estimated to be $12.3 million. We recognized a reduction in net periodic post retirement benefit cost of $1.1 million for the first nine months ended October 1, 2004.

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

The following table provides additional information about our debt facilities (in millions):

                                                                                  October 1,          December 31,
                                                                                     2004                 2003
                                                                               ------------------  -------------------
 Amounts available for borrowing:
    Amounts available under committed domestic and international credit
    facilities................................................................     $   2,839           $   3,302
    Amounts available under public debt facilities:
         Registration statements with the Securities and Exchange Commission.          3,221               3,221
        Euro medium-term note program.........................................         2,135               2,135
        Canadian medium-term note program.....................................         1,584               1,542
                                                                                     --------            --------
    Total amounts available under public debt facilities......................         6,940               6,898
                                                                                     --------            --------
 Total amounts available.....................................................      $   9,779           $  10,200
                                                                                     ========            ========

In addition, we satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit in the countries in which we operate. At October 1, 2004, we had approximately $1.5 billion in commercial paper borrowings outstanding, including $288 million of current maturities. We also had approximately $2.8 billion available for borrowing under committed domestic and international credit facilities. We intend to refinance our borrowings under our commercial paper programs and our short-term credit facilities with longer-term fixed and floating rate financings, excluding the $288 million discussed above. At the end of the third quarter, our debt portfolio contained 73 percent fixed rate debt and 27 percent floating rate debt.

Summary of Cash Activities

Cash and cash investments increased $51 million during the first nine months of 2004 from net cash transactions. Our primary sources of cash for the first nine months of 2004 were operations, providing $1.1 billion, and proceeds from the issuance of debt aggregating $712 million. Our primary uses of cash were debt repayments totaling $1.3 billion and capital expenditures totaling $618 million.

Operating Activities: Operating activities resulted in $1.1 billion of net cash provided during the first nine months of 2004 compared to $1.0 billion provided by operating activities for the same period in 2003. Cash provided by operating activities was higher primarily due to lower net changes in current assets and current liabilities.

Investing Activities: Net cash used in investing activities resulted primarily from our capital investments of $618 million for the first nine months of 2004. We expect full-year 2004 capital expenditures to total approximately $1.0 billion.

Financing Activities: The following table presents issuances of long-term debt and payments on long-term debt as noted in our condensed consolidated statements of cash flows for the nine months ended (in millions):


                                                       Maturity/
                                                       Expiration                   October 1,     September 26,
                                                          Date            Rate         2004             2003
                                                    --------------  -------------- --------------  --------------
Issuances of long-term debt
French revolving credit facilities............       Uncommitted           (A)     $       128      $       63
British revolving credit facilities...........          Dec 2004           (A)              55               -
British pound notes...........................          May 2006          4.13%              -             276
Other issuances...............................                                              14              26
                                                                                     ----------      ----------
Total.........................................                                     $       197      $      365
                                                                                     ==========      ==========
Payments on long-term debt
French revolving credit facilities............       Uncommitted           (A)     $       105      $      122
British revolving credit facilities...........          Dec 2004           (A)              55               -
$350 million Canadian dollar note.............          Mar 2004          5.65%            266               -
$500 million U.S. dollar note.................          Apr 2004           (A)             500               -
$60 million Canadian dollar note..............          May 2004           (A)              44               -
French franc notes............................          Jan 2003          5.00%              -              27
Eurobonds.....................................          Feb 2003          5.00%              -             160
$100 million Canadian dollar note.............          Mar 2003          5.31%              -              65
British pound notes...........................          May 2003          6.50%              -             276
$200 million U.S. dollar note.................          Aug 2004          6.63%            200               -
$175 million Canadian dollar note.............         July 2004          6.70%              -             129
Other payments................................                                              92              36
                                                                                     ----------      ----------
Total.........................................                                     $     1,262      $      815
                                                                                     ==========      ==========
Net increase in commercial paper                                                   $       515      $      152
                                                                                     ==========      ==========

(A) These credit facilities and notes carry variable interest rates.

We continue to refinance portions of our short-term borrowings as they mature with short-term and long-term fixed and floating rate debt. Exchange rate changes during the first nine months of 2004 resulted in an increase in long-term debt of $19 million.

                               FINANCIAL CONDITION

The seasonality of our business results from higher sales in the second and third quarters versus the first and fourth quarters of the year.

The current portion of deferred cash payments from TCCC decreased from December 31, 2003 because of the amendment to our Jumpstart agreement with TCCC. This amendment reduces the cold drink equipment purchase and placement requirements for 2004 and 2005 and extends placement requirements through 2010. We will earn approximately $50 million of non-cash funding in 2004 as we place cold drink equipment. This is approximately $35 million less than we would have earned under the previous Jumpstart agreements.

Inventory increased approximately 21% from December 31, 2003 to October 1, 2004. This increase is primarily due to the seasonality of our business, as well as a change in the distribution route for concentrate of certain brands we source from TCCC and currency exchange rate changes.

                         KNOWN TRENDS AND UNCERTAINTIES

Contingencies

Our business practices as well as those of TCCC and certain other bottlers are being reviewed in various jurisdictions by the European Commission for alleged abuses of an alleged dominant position under Article 82 of the European Union ("EU") Treaty. We do not believe we have a dominant position in the relevant markets, or that our current or past commercial practices violate EU law. On October 19, 2004, the European Commission received a proposed undertaking from our European bottler, relating to various commercial practices under investigation. The undertaking is identical to other undertakings delivered by TCCC and certain of its other European bottlers. The commitments set forth in the undertaking will be published for third-party comments and circulated among all of the member states of the EU. The European Commission will consider any responses from those sources, as well as its own analysis, before the undertaking becomes final and binding.

We are also the subject of investigations by Belgian and French competition law authorities for our compliance under competition laws. We intend to continue to vigorously defend against an unfavorable outcome, although it is not possible for us to determine the ultimate outcome of these matters at this time.

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in anticompetitive marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC petitioned the Texas Supreme Court to hear our appeal, and in September 2004 the Texas Supreme Court granted our petition and will hear the appeal. The Texas Supreme Court has scheduled argument in the case for November 2004. Should the judgment not be overturned, this fact would not have an adverse effect on our consolidated financial statements. The claims of the three remaining plaintiffs in this case remain to be tried and one additional competitor has filed a similar claim against us. We intend to vigorously defend against these claims and have not provided for any potential awards for these additional claims.

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

Under the Jumpstart programs with TCCC, we received payments from TCCC for a portion of the cost of developing the infrastructure necessary to support accelerated placements of cold drink equipment. During the third quarter of 2004, we amended our Jumpstart agreements with TCCC for the United States and Canada to reduce the cold drink equipment purchase and placement requirements by 70,000 units per year for 2004 and 2005 and to extend our North American purchase and placement requirements through 2010. Previously, we were required to purchase and place targeted amounts of cold drink equipment through 2008. In return for TCCC's postponement of our purchase and placement obligations, we have agreed to pay TCCC $1.5 million in 2004, $3.0 million annually in 2005 through 2008, and $1.5 million in 2009. Under the recently amended Jumpstart agreements, we recognize the deferred cash payments from TCCC primarily as cold drink equipment is placed, which is through 2010, and the remainder over the period we have the potential requirement to relocate the equipment, which is through 2022.

Should we not satisfy the provisions of the programs, the agreement provides for the parties to meet to work out mutually agreeable solutions. We continue to believe we would in all cases resolve any matters with TCCC that might arise under these programs, and we believe the probability of a refund of amounts previously paid under these programs is remote.

Our tax filings are routinely subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments, certain of which are material, or audits involving certain of our subsidiaries, including our subsidiary in Canada, that may not be resolved in the foreseeable future. We believe we have substantial defenses to the questions being raised and intend to pursue all legal remedies available if we are unable to reach a resolution with the authorities. We believe we have adequately provided for any ultimate amounts that would result from these proceedings, however, it is too early to predict a final outcome in these matters. Final assessments could be materially different than the amounts provided in the financial statements.

We are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases or the other cases discussed above, management believes, based on discussions with counsel, that any ultimate liability would not materially affect our consolidated financial statements.

Accounting Developments

We currently apply Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock-based compensation plans. In March 2004, the FASB issued the Exposure Draft, "Share-Based Payment - an amendment of FASB Statements No. 123 and 95" (Proposed Statement of Financial Accounting Standards). The Exposure Draft would replace existing requirements under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation" and APB 25. Under the Exposure Draft, all shared-based payment awards to employees would be required to be recognized in the income statement based upon their fair values. The FASB expects to issue the final statement on or around December 15, 2004 and it would be effective for us at the beginning of the third quarter of 2005.


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

Cost Participation Payments from TCCC: Material changes in levels of payments historically provided under various programs with TCCC, or our inability to meet the performance requirements for the anticipated levels of such support payments, could adversely affect future earnings.

The amount of infrastructure funding from TCCC recognized as an offset to cost of sales in a given year is dependent upon the actual number of cold drink units placed in service. Actual results may differ materially from projections should placement levels be significantly different than program requirements. Should we not satisfy the provisions of the infrastructure funding programs and we are unable to agree with TCCC on an alternative solution, TCCC would be entitled to seek partial refund of amounts previously paid.

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

Legislative Risk: Our business model is dependent on the availability of our products in multiple channels and locations to better satisfy our customers' needs. Laws that restrict our ability to distribute products in schools and other venues could materially impact our cash flows and negatively impact our revenue and profit.

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


Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of management, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. During the third quarter of 2004, the Company successfully implemented the financial modules of SAP in North America. As a result, certain processes were standardized across North America. Other than the implementation of the financial modules of SAP in North America, there has been no change in our internal control over financial reporting during the quarter ended October 1, 2004 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II.   Other Information

Item 1.    Legal Proceedings

On October 19, 2004, the European Commission received a proposed undertaking from our European bottler, relating to various commercial practices under investigation. This investigation, which had commenced in 2000, involved allegations of abuse by us of an alleged dominant position under Article 82 of the EC Treaty. Our undertaking is identical to other undertakings delivered by TCCC and certain of its other European bottlers. The commitments set forth in the undertaking will be published for third-party comments and circulated among all of the member states of the EU. The European Commission will consider any responses from those sources, as well as its own analysis, before the undertaking becomes final and binding.

In 2000, CCE and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that CCE and TCCC engaged in anticompetitive marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC petitioned the Texas Supreme Court to hear our appeal, and in September 2004 the Texas Supreme Court granted our petition and will hear the appeal. The Texas Supreme Court has scheduled argument in the case for November 2004. Should the judgment not be overturned, this fact would not have an adverse effect on our consolidated financial statements. The claims of the three remaining plaintiffs in this case remain to be tried and one additional competitor has filed a similar claim against us. We intend to vigorously defend against these claims and have not provided for any potential awards for these additional claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents information with respect to our repurchases of common stock of the Company, made during the third quarter of 2004:

                                                         Total Number of
                                                        Shares Purchased    Maximum Number
                                                           as Part of     of Shares that May
                                              Average       Publicly       Yet Be Purchased
                          Total Number of    Price Paid  Announced Plans   Under the Plans
Period                  Shares Purchased (A)  per Share    or Programs        or Programs
----------------------- -------------------- ---------- ----------------  ------------------
July 3, 2004 through
July 30, 2004..........       17,525          $ 27.38         None            33,283,579

July 31, 2004 through
August 27, 2004........         ---              ---           ---               ---

August 28, 2004 through
October 1, 2004........         ---              ---           ---               ---

----------------------- -------------------- ---------- ----------------  ------------------
Total                         17,525          $ 27.38         None            33,283,579

============================================================================================

(A) The total number of shares purchased includes: shares surrendered to the Company to pay the exercise price and/or to satisfy tax witholding obligations in connection with so-called "stock swap exercises" of employee stock options and/or the vesting of restricted stock issued to employees.

Item 6.    Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

       Exhibit                                                                           Incorporated by Reference
       Number                             Description                                        or Filed Herewith
--------------------    --------------------------------------------------------    -----------------------------------

         10              Undertaking from Bottling Holdings  (Luxembourg)  dated     Exhibit 99.1 to our Current Report
                         October  19,  2004,   relating  to  various  commercial     on  Form  8-K  (Date  of   Report:
                         practices that had  been  under  investigation  by  the     October 19, 2004).
                         European Commission.
         12              Earnings to Combined Fixed Charges and  Preferred Stock     Filed herewith.
                         Dividends.
       31.1              Certificate of John R. Alm, filed pursuant  to  Section     Filed herewith.
                         302 of the Sarbanes-Oxley Act of 2002.
       31.2              Certificate of Shaun  B.  Higgins,  filed  pursuant  to     Filed herewith.
                         Section 302 of the Sarbanes-Oxley Act of 2002.
       32.1              Certificate of  John  R.  Alm,  furnished  pursuant  to     Furnished herewith.
                         Section 906 of the Sarbanes-Oxley Act of 2002.
       32.2              Certificate of Shaun B. Higgins, furnished pursuant  to     Furnished herewith.
                         Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COCA-COLA ENTERPRISES INC.
                                           (Registrant)



Date:  November 5, 2004                    /s/ Shaun B. Higgins
                                           -------------------------------------
                                           Shaun B. Higgins
                                           Executive Vice President and Chief
                                            Financial Officer




Date:  November 5, 2004                    /s/ William W. Douglas, III
                                           -------------------------------------
                                           William W. Douglas, III
                                           Vice President, Controller and
                                            Principal Accounting Officer