Form 10-K
period 2004-12-31
COCA COLA ENTERPRISES INC
filed 2005-03-08
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 01-09300

(Exact name of registrant as specified in its Charter)

Delaware	58-0503352
(State of Incorporation)	(IRS Employer Identification Number)

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

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of July 2, 2004 (assuming, for the sole purpose of this calculation, that all directors and executive officers of the registrant are “affiliates”) was $6,723,728,526 (based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange).

There were 470,281,307 shares of common stock outstanding as of February 25, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 29, 2005 are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Introduction

Coca-Cola Enterprises Inc. at a glance

•	Marketing, selling, manufacturing and distributing nonalcoholic beverages

•	Serving a market of approximately 409 million consumers throughout North America, Great Britain, continental France, Belgium, the Netherlands, Luxembourg, and Monaco

•	Being the world’s largest Coca-Cola bottler

•	Representing approximately 21% of Coca-Cola product volume worldwide

We were incorporated in Delaware in 1944 as a wholly owned subsidiary of The Coca-Cola Company. We have been a publicly traded company since 1986. The Coca-Cola Company owned approximately 36% of our common stock at December 31, 2004.

Our bottling territories in North America and Europe contained approximately 409 million people at the end of 2004. We sold approximately 42 billion bottles and cans (or 2.0 billion physical cases) throughout our territories in 2004. Products licensed to us through The Coca-Cola Company and its affiliates and joint ventures represented about 94% of this volume.

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

Territories

Our bottling territories in North America are located in 46 states of the United States, the District of Columbia, and all ten provinces of Canada. At December 31, 2004, these territories contained approximately 263 million people, representing about 79% of the population of the United States and 98% of the population of Canada.

Our bottling territories in Europe consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands. The aggregate population of these territories was approximately 146 million at December 31, 2004.

The revenue split between our North American and European operations was 71% and 29%, respectively. Great Britain contributed approximately 47% of European net operating revenues in 2004.

Products

Our top five brands in North America in 2004:

Coca-Cola classic

Diet Coke

Sprite

Dasani

caffeine free Diet Coke

Our top five brands in Europe in 2004:

Coca-Cola

Diet Coke/Coca-Cola light

Fanta

Schweppes

Sprite

We manufacture most of our finished product from syrups and concentrates that we buy from The Coca-Cola Company and other licensors.

We deliver most of our product directly to retailers for sale to the ultimate consumers, but for some products, in some territories, we distribute through wholesalers who deliver to retailers.

During 2004, our package mix (based on wholesale physical case volume) was as follows:

•	In North America:

62% cans

14% 20-ounce

12% 2-liter

12% other

•	In Europe:

38% cans

34% multiserve PET (1-liter and greater)

13% single serve PET

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

Effective May 1, 2004, we agreed with The Coca-Cola Company that a significant portion of our funding from that company would be netted against the price we pay that company for concentrate in our United States territories. Effective June 1, 2004, similar changes were made in our agreements with an affiliate of The Coca-Cola Company for our Canadian territories. Additionally, we agreed with The Coca-Cola Company to terminate the Strategic Growth Initiative and Special Marketing Funds funding programs. These changes were also effective May 1, 2004 in the United States and June 1, 2004 in Canada.

Global Marketing Fund.    Effective May 1, 2004, The Coca-Cola Company established a Global Marketing Fund, under which that company will pay us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the fund will automatically be extended for successive ten-year periods thereafter unless either party gives written notice of termination. The marketing activities to be funded will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. The Coca-Cola Company may terminate this fund for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of these plans, when the ability to prevent such failures are within our reasonable control. During 2004, we received $41.5 million from this fund, representing a pro rata portion of the annual amount.

Cold Drink Equipment Programs.    We and The Coca-Cola Company are parties to a 1999-2008 Cold Drink Equipment Purchase Partnership Program agreement dated January 23, 2002 covering certain of our territories located in the United States (sometimes referred to as the “Jumpstart program”). This agreement, which amends and restates in their entirety several earlier contracts dealing with this program, took effect as of January 1, 1999, and was subsequently amended August 9, 2004 effective as of January 1, 2004. The effect of the 2004 amendment was to defer the placement of certain vending equipment from 2004 and 2005 into 2009 and 2010. In exchange for this amendment, and a similar amendment to the Canadian agreement described below, we and our

Canadian bottler agreed to pay The Coca-Cola Company a total of $15 million — $1.5 million in 2004, $3 million annually in 2005 through 2008, and $1.5 million in 2009.

The agreement contains our commitment to purchase approximately 1.2 million cumulative units of vending equipment through 2010 and specifies the number of venders and manual equipment that must be purchased by us in each year during the term of the agreement. Our failure to purchase the number of venders or manual equipment in any year will not be a violation of the agreement if cumulative equipment purchases (venders and manual equipment) meet the aggregate target for the year, and the number of venders purchased during the year is at least equal to 80% of the venders required to be purchased during that year.

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

We have substantially similar agreements in effect with affiliates of The Coca-Cola Company for our territories in Europe and Canada. The European agreement provided for the purchase of approximately 397,000 venders and coolers and aggregate payments to us of approximately 25.9 million euro and 44 million pounds sterling for periods from July 1, 1997 through December 31, 2000. We amended the European agreement in February 2005, to be effective January 1, 2004. In consideration for the amendment, we agreed to place additional vending equipment in 2009 having a value of 15 million euro. The principal effects of the 2005 amendment to the European agreement were to measure equipment obligations on an annual Europe-wide basis, rather than quarterly commitments measured country-by-country. The amendment also allows leasing, rather than purchase, in some circumstances. The Canadian agreement, which we amended August 9, 2004, effective as of January 1, 2004, provided for the purchase of approximately 243,000 units of cold drink equipment and aggregate payments to us of approximately CDN $112 million over periods ended December 31, 2000. The effect of the 2004 amendment to the Canadian agreement was to defer placement of some items of vending equipment from 2004 and 2005 into 2009 and 2010.

We have received approximately $1.2 billion in payments under the programs since they began in 1994. No additional amounts are due.

No refunds have ever been paid under these programs, and we believe the probability of a partial refund of amounts previously paid under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs. We and The Coca-Cola Company have amended prior agreements to reflect, where appropriate, modified goals, and we believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart program, as evidenced by our amendments to the North American programs in 2004, discussed above.

Transition Support Funding for Herb Coca-Cola.    The Coca-Cola Company has agreed to provide support payments for the marketing of certain brands of The Coca-Cola Company in the territories of Hondo Incorporated and Herbco Enterprises, Inc. acquired by us in July 2001. We received $14 million in 2004 and will receive $14 million annually through 2008, and $11 million in 2009. Payments received and earned under this agreement are not subject to being refunded to The Coca-Cola Company.

Seasonality

Sales of our products are seasonal, with the second and third calendar quarters accounting for higher sales volumes than the first and fourth quarters. Sales in the European bottling territories are more volatile because of the higher sensitivity of European consumption to weather conditions.

Large Customers

Approximately 54% of our North American bottle and can volume, and approximately 39% of our European bottle and can volume, is sold through the supermarket channel. The supermarket industry is in the process of consolidating, and a few chains control a significant amount of the volume. The loss of one or more chains as a customer could have a material adverse effect upon our business, but we believe that any such loss in North America would be unlikely, because of our products’ proven ability to bring retail traffic into the supermarket and the resulting benefits to the store, and because we are the only source for our bottle and can products within our exclusive territories. Within the European Union, however, our customers can order from any other Coca-Cola bottler within the EU, some of which may have lower prices than our European bottlers. No customer accounted for 10% or more of our revenue in 2004.

Raw Materials

In addition to concentrates, sweeteners and finished product, we purchase carbon dioxide, glass and plastic bottles, cans, closures, post-mix (fountain syrup) packaging—such as plastic bags in cardboard boxes—and other packaging materials. We generally purchase our raw materials, other than concentrates, syrups, mineral waters and sweeteners, from multiple suppliers. The beverage agreements with The Coca-Cola Company provide that all authorized containers, closures, cases, cartons and other packages, and labels for the products of The Coca-Cola Company must be purchased from manufacturers approved by The Coca-Cola Company.

High fructose corn syrup is the principal sweetener used by us in the United States and Canada for beverage products, other than low-calorie products, of The Coca-Cola Company and other cross-franchise brands, although sugar (sucrose) was also used as a sweetener in Canada during 2004. During 2004, substantially all of our requirements for sweeteners in the United States were supplied through purchases by us from The Coca-Cola Company. In Europe, the principal sweetener is sugar from sugar beets, purchased from multiple suppliers. We do not separately purchase low-calorie sweeteners, because sweeteners for low-calorie beverage products of The Coca-Cola Company are contained in the syrup or concentrate we purchase from The Coca-Cola Company.

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

We use no materials or supplies that are currently in short supply, although the supply and price of specific materials or supplies could be adversely affected by strikes, weather conditions, governmental controls, national emergencies, and price or supply fluctuations of their raw material components.

In recent years, there has been consolidation among suppliers of certain of our raw materials. This reduction in the number of competitive sources of supply can have an adverse effect upon our ability to negotiate the lowest costs and, in light of our relatively small in–plant raw material inventory levels, has the potential for causing interruptions in our supply of raw materials.

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

Allied Beverage Agreements in the United States with The Coca-Cola Company

The Allied Beverages are beverages of The Coca-Cola Company, its subsidiaries, and joint ventures that are either carbonated beverages, but not Coca-Cola Trademark Beverages, or are certain noncarbonated beverages, such as Hi-C fruit drinks. The Allied Beverage Agreements contain provisions that are similar to those of the Cola Beverage Agreements with respect to transshipping, authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Cola Beverage Agreements.

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

Noncarbonated Beverage Agreements in the United States with The Coca-Cola Company

We purchase and distribute certain noncarbonated beverages such as isotonics, teas, and juice drinks in finished form from The Coca-Cola Company, or its designees or joint ventures, and produce, market and distribute Dasani water, pursuant to the terms of marketing and distribution agreements (the “Noncarbonated Beverage Agreements”). The Noncarbonated Beverage Agreements contain provisions that are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Domestic Cola and Allied Beverage Agreements.

Exclusivity.    Unlike the Domestic Cola and Allied Beverage Agreements, which grant us exclusivity in the distribution of the covered beverages in our territory, the Noncarbonated Beverage Agreements grant exclusivity but permit The Coca-Cola Company to test market the noncarbonated beverage products in the territory, subject to our right of first refusal to do so, and to sell the noncarbonated beverages to commissaries for delivery to retail outlets in the territory where noncarbonated beverages are consumed on-premise, such as restaurants. The Coca-Cola Company must pay us certain fees for lost volume, delivery, and taxes in the event of such commissary sales. Also, under the Noncarbonated Beverage Agreements, we may not sell other beverages in the same product category.

Pricing.    The Coca-Cola Company, in its sole discretion, establishes the pricing we must pay for the noncarbonated beverages or, in the case of Dasani, the concentrate, but has agreed, under certain circumstances for some products, to give the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca-Cola products.

Term.    Each of the Noncarbonated Beverage Agreements has a term of ten or fifteen years and is renewable by us for an additional ten years at the end of each term. The initial term for most of the Noncarbonated Beverage Agreements for Powerade expired in 2004, and these were renewed by us for terms expiring in 2014. The initial terms for many of the contracts for Nestea will expire in 2008 and 2009. For Minute Maid juices and juice drinks, the contracts will expire in 2007. The initial term for many of the contracts for Dasani will expire at the end of 2014. Renewal is at our option.

Marketing and Other Support in the United States from The Coca-Cola Company

The Coca-Cola Company has no obligation under the Domestic Cola and Allied Beverage Agreements and Noncarbonated Beverage Agreements to participate with us in expenditures for advertising, marketing, and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2004. See “Marketing — Programs.”

Post-Mix Sales and Marketing Agreements in the United States with The Coca-Cola Company

We have a distributorship appointment that ends on December 31, 2007 to sell and deliver the post-mix products of The Coca-Cola Company. The appointment is terminable by either party for any reason upon ten days’ written notice. Under the terms of the appointment, we are authorized to distribute such products to retailers for dispensing to consumers within the United States. Unlike the Domestic Cola and Allied Beverage Agreements, there is no exclusive territory, and we face competition not only from sellers of other such products but also from other sellers of such products (including The Coca-Cola Company). In 2004, we sold and/or delivered such post-mix products in all of our major territories in the United States. Depending on the territory, we are involved in the sale, distribution, and marketing of post-mix syrups in differing degrees. In some territories, we sell syrup on our own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, we are responsible for marketing post-mix syrup to certain segments of the business.

Beverage Agreements in the United States with Other Licensors

The beverage agreements in the United States between us and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the Domestic Cola and Allied Beverage Agreements as to use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, and causes for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors in certain territories. Our agreements with subsidiaries of Cadbury Schweppes plc, which represented in 2004 approximately 7% of the beverages sold by us in the United States and the Caribbean, provide that the parties will give each other at least one year’s notice prior to terminating the agreement for any brand, and pay certain fees in some circumstances. Also, we have agreed that we would not cease distributing Dr Pepper brand products prior to December 31, 2010, or Canada Dry, Schweppes, or Squirt brand products prior to December 31, 2007. The termination provisions for Dr Pepper renew for five-year periods; those for the other Cadbury brands renew for three-year periods.

Canadian Beverage Agreements with The Coca-Cola Company

Our bottler in Canada produces, markets, and distributes Coca-Cola Trademark Beverages, Allied Beverages, and noncarbonated beverages of The Coca-Cola Company and Coca-Cola Ltd., an affiliate of The Coca-Cola Company (“Coca-Cola Beverage Products”), in its territories pursuant to license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with The Coca-Cola

Company (“Canadian Beverage Agreements”). The Canadian Beverage Agreements are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transshipping, transfer restrictions, termination, and related matters but have certain significant differences from the Domestic Cola and Allied Beverage Agreements.

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

Marketing and Other Support.    Coca-Cola Ltd. has no obligation under the Canadian Beverage Agreements to participate with us in expenditures for advertising, marketing, and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2004. See “Marketing —Programs.”

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

Exclusivity.    Subject to the European Supplemental Agreement, described below in this report, and certain minor exceptions, our European Bottlers have the exclusive rights granted by The Coca-Cola Company in their territories to sell the beverages covered by their respective European Beverage Agreements in glass bottles, plastic bottles, and/or cans. The covered beverages include Coca-Cola Trademark Beverages, Allied Beverages, noncarbonated beverages, and certain beverages not sold in the United States. The Coca-Cola Company has retained the rights, under certain circumstances, to produce and sell, or authorize third parties to produce and sell, the beverages in any other manner or form within the territories. The Coca-Cola Company has granted our European Bottlers a nonexclusive authorization to package and sell post-mix and/or pre-mix beverages in their territories.

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

Pricing.    The European Beverage Agreements provide that the sales of concentrate, beverage base, mineral waters, and other goods to our European Bottlers are at prices which are set from time to time by The Coca-Cola Company in its sole discretion.

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

Marketing and Other Support in Europe from The Coca-Cola Company

The Coca-Cola Company has no obligation under the European Beverage Agreements to participate with us in expenditures for advertising, marketing, and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2004. See “Marketing — Programs.”

Beverage Agreements in Europe with Other Licensors

The beverage agreements between us and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors. Those agreements contain restrictions generally similar in effect to those in the European Beverage Agreements as to the use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, planning, and causes for termination. As a condition to Cadbury Schweppes plc’s sale of its 51% interest in the British bottler to us in February 1997, we entered into agreements concerning certain aspects of the Cadbury Schweppes products distributed by the British bottler (the “Cadbury Schweppes Agreements”). These agreements impose obligations upon us with respect to the marketing, sale, and distribution of Cadbury Schweppes products within the British bottler’s territory. These agreements further require the British bottler to achieve certain agreed growth rates for Cadbury Schweppes brands and grant certain rights and remedies to Cadbury Schweppes if these rates are not met. These agreements also place some limitations upon the British bottler’s ability to discontinue Cadbury Schweppes brands, and recognize the exclusivity of certain Cadbury Schweppes brands in their respective flavor categories. The British bottler is given the first right to any new Cadbury Schweppes brands introduced in the territory. These agreements run through 2012 and are automatically renewed for a ten-year term thereafter unless terminated by either party. In 1999, The Coca-Cola Company acquired the Cadbury Schweppes beverage brands in, among other places, the United Kingdom. The Cadbury Schweppes beverage brands were not acquired in any other countries in which our European Bottlers operate. Some Cadbury Schweppes beverage brands were acquired by assignment and others by purchase of the entity owning the brand; both methods are referred to as “assignments” for purposes of this section. Pursuant to the acquisition, Cadbury Schweppes assigned the Cadbury Schweppes Agreements to an affiliate of The Coca-Cola Company. The assignment did not cause a substantive modification of the terms and conditions of the Cadbury Schweppes Agreements.

In January 2004, Nestle Waters UK Ltd. and Nestle Waters terminated their beverage agreement with our British bottler for the distribution of Ashbourne, Buxton, Perrier, and Vittel natural mineral waters in Great Britain.

Competition

The nonalcoholic beverage category of the commercial beverages industry in which we compete is highly competitive. We face competitors that differ not only between our North American and European territories, but also within individual markets in these territories. Moreover, competition exists not only in this category but also between the nonalcoholic and alcoholic categories.

Marketing, breadth of product offering, new product and package innovations, and pricing are significant factors affecting our competitive position, but the consumer and customer goodwill associated with our products’ trademarks is our most favorable factor. Other competitive factors include distribution and sales methods, merchandising productivity, customer service, trade and community relationships, the management of sales and promotional activities, and access to manufacturing and distribution. Management of cold drink equipment, including vending and cooler merchandising equipment, is also a competitive factor. We face strong competition by companies that produce and sell competing products to a consolidating retail sector where buyers are able to choose freely between our products and those of our competitors.

In 2004, our sales represented approximately 13% of total nonalcoholic beverage sales in our North American territories and approximately 8% of total nonalcoholic beverage sales in our European territories. Sales of our products compared to combined alcoholic and nonalcoholic beverage products in our territories would be significantly less.

Our competitors include the local bottlers of competing products and manufacturers of private label products. For example, we compete with bottlers of products of PepsiCo, Inc., Cadbury Schweppes plc, Nestle S.A., Groupe Danone, Kraft Foods Inc., and private label products including those of certain of our customers. In certain of our territories, we sell products we compete against in other territories; however, in all our territories our primary business is marketing, sale, manufacture and distribution of products of The Coca-Cola Company. Our primary competitor in each territory may vary, but within North America, our predominant competitors are The Pepsi Bottling Group, Inc. and Pepsi Americas, Inc.

Employees

At December 31, 2004, we employed approximately 74,000 people — about 11,000 of whom worked in our European territories.

Approximately 18,700 of our employees in North America in 169 different employee units are covered by collective bargaining agreements and approximately 8,000 of our employees in Europe are covered by local labor agreements. These bargaining agreements expire at various dates over the next seven years — including some in 2005 — but we believe that we will be able to renegotiate subsequent agreements upon satisfactory terms.

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

The European Commission has issued a packaging and packing waste directive which has been incorporated into the national legislation of the European Union member states. At least 50% of our packages, by weight, distributed in the EU must be recovered and at least 15% must be recycled. The legislation sets targets for the recovery and recycling of household, commercial, and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation.

During 2004, laws in the Netherlands that had required us to use refillable plastic bottles for our products were changed to allow the use of nonrefillable packaging. We are making additional capital expenditures to build our capacity within the territory to produce this packaging. However, we believe that being able to move out of the refillable package will allow us opportunities for innovation and differentiation in package shape, size, multi-pack, and price.

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

Soft Drinks in Schools

We have witnessed increased public policy challenges regarding the sale of our beverages in schools, particularly elementary, middle, and high schools. The issue of soft drinks in schools in the United States first achieved visibility in 1999 when a California state legislator proposed a restriction on the sale of soft drinks in local school districts. In 2004, Texas passed additional state-wide restrictions on the sale of soft drinks and other foods in schools, and similar regulations have been enacted in a small number of local communities. At December 31, 2004, a total of 21 states had regulations restricting the sale of soft drinks and other foods in schools. Most of these restrictions have existed for many years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition, and obesity concerns of today’s youth. The impact of restrictive legislation, if widely enacted, could have a negative effect on our brands, image, and reputation.

In July 2004, France passed a law banning vending machines for food and beverages in all public and private schools. The law will take effect September 1, 2005.

Excise and Value Added Taxes

Excise taxes on sales of soft drinks have been in place in various states in the United States for several years. The jurisdictions in which we operate that currently impose such taxes are Arkansas, the city of Chicago, Tennessee, Virginia, Washington, and West Virginia. To our knowledge, no similar legislation has been enacted in any other markets served by us. Proposals have been introduced in certain states and localities that would impose a special tax on beverages sold in nonrefillable containers as a means of encouraging the use of refillable containers. However, we are unable to predict whether such additional legislation will be adopted.

Value added tax on soft drinks ranges from 3% to 19% within our bottling territories in Canada and the EU. In addition, excise taxes on sales of soft drinks are in place in Belgium, France, and the Netherlands. The existence and level of this indirect taxation on the sale of soft drinks is now a matter of legal and public debate given the need for further tax harmonization within the European Union.

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our subsidiaries, including Canada, that may not be resolved for many years. We believe we have substantial defenses to questions being raised and would pursue all legal remedies should an unfavorable outcome result. We believe we have adequately provided for any ultimate amounts that would result from these proceedings where it is probable we will pay some amounts and the amounts can be estimated; however, it is too early to predict a final outcome in these matters.

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

Environmental Regulations

Substantially all of our facilities are subject to laws and regulations dealing with above-ground and underground fuel storage tanks and the discharge of materials into the environment. Compliance with these provisions has not had, and we do not expect such compliance to have, any material effect upon our capital expenditures, net income, financial condition or competitive position. Our beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. We believe that our current practices and procedures for the control and disposition of such wastes comply with applicable law. In the United States, we have been named as a potentially responsible party in connection with certain landfill sites where we may have been a de minimis contributor. Under current law, our potential liability for cleanup costs may be joint and several with other users of such sites, regardless of the extent of our use in relation to other users. However, in our opinion, our potential liability is not significant and will not have a materially adverse effect on our Consolidated Financial Statements.

We have adopted a plan for the testing, repair, and removal, if necessary, of underground fuel storage tanks at our bottlers in North America; this includes any necessary remediation of tank sites and the abatement of any pollutants discharged. Our plan extends to the upgrade of wastewater handling facilities, and any necessary remediation of asbestos-containing materials found in our facilities. We spent approximately $1.7 million in 2004 pursuant to this plan, and we estimate we will spend approximately $3.5 million in 2005 and $1.5 million in 2006 pursuant to this plan. In our opinion, any liabilities associated with the items covered by such plan will not have a materially adverse effect on our Consolidated Financial Statements.

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

The treaty establishing the EU precludes restrictions of the free movement of goods among the member states. As a result, unlike our Domestic Cola and Allied Beverage Agreements, the European Beverage Agreements grant us exclusive bottling territories subject to the exception that other EU and/or European Economic Area bottlers of Coca-Cola Trademark Beverages and Allied Beverages can, in response to unsolicited orders, sell such products in our EU territories. See “European Beverage Agreements.”

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

Financial Information on Industry Segments and Geographic Areas

For financial information on industry segments and operations in geographic areas, see Note 17 to our Consolidated Financial Statements.

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

Anyone may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, Washington DC, 20549; information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.

Also, we make our SEC filings available on our own internet site as soon as reasonably practicable after we have filed with the SEC. Our internet address is http://www.cokecce.com.

The information on our website is not incorporated by reference into this annual report on Form 10-K.

Corporate Governance

We have a Code of Business Conduct for our employees and members of our Board of Directors. A copy of the code is posted on our website. If we amend or grant any waivers of the code that are applicable to our directors or our executive officers – which we do not anticipate doing – we have committed that we will post these amendments or waivers on our website under “Corporate Governance.”

Our website also contains additional information about our corporate governance policies.

Click on the “Investor Relations” button to go to “Corporate Governance” to find, among other things:

•	Board of Director Guidelines on Significant Corporate Governance Issues

•	Charter of the Affiliated Transaction Committee

•	Charter of the Audit Committee

•	Charter of the Compensation Committee

•	Charter of the Finance Committee

•	Charter of the Governance and Nominating Committee

Any of these items are available in print to any shareholder who requests them. Requests should be sent to Corporate Secretary, Coca-Cola Enterprises Inc., Post Office Box 723040, Atlanta, Georgia 31139-0040.

ITEM 2.	PROPERTIES

Our principal properties include our executive offices, production facilities, distribution facilities, administrative offices, and service centers.

At December 31, 2004, we had:

•	79 beverage production facilities (76 owned, the others leased)

21 of which were solely production facilities; and

58 of which were combination production/distribution

•	352 principal distribution facilities (266 owned, the others leased)

One of our properties is subject to a lien to secure indebtedness, with an aggregate principal balance of approximately $4 million at December 31, 2004.

Of the leased facilities, 6 leases are under revenue bonds issued by local development authorities, having an approximate principal balance of $141 million at December 31, 2004. Under these leases, the property is deeded to us at the end of the term.

Our facilities cover approximately 44 million square feet in the aggregate. We believe that our facilities are generally sufficient to meet our present operating needs.

At December 31, 2004, we owned and operated approximately 54,000 vehicles of all types used in our operations. Of this number, approximately 5,600 vehicles were leased; the rest were owned. We owned about 2.5 million coolers, beverage dispensers, and vending machines at the end of 2004.

During 2004, our capital expenditures were approximately $946 million.

ITEM 3.	LEGAL PROCEEDINGS

We have been named as a “potentially responsible party” (“PRP”) at several federal and state “Superfund” sites.

•	In 1994, we were named a PRP at the Waste Disposal Engineering site in Andover, Minnesota, a former landfill. The claim against us is approximately $110,000; however, if this site is a “qualified landfill” under Minnesota law, the entire cost of remediation may be paid by the state without any contribution from any PRP.

•	In 1999, we acquired all of the stock of CSL of Texas, Inc. (“CSL”), which owns an 18.4 acre tract on Holleman Drive, College Station, Texas, that was contaminated by prior industrial users of the property. Cleanup is to be performed under the Texas Voluntary Cleanup Program overseen by the Texas Natural Resources Conservation Commission and is estimated to cost $2 to 4 million. We believe we are entitled to reimbursement for our costs from CSL’s former shareholders.

•	In 2001, we were named as one of several thousand PRP’s at the Beede Waste Oil Superfund site in Plaistow, New Hampshire, which had operated from the 1920s until 1994 in the business of waste oil reprocessing and related activities. In 1990, our facility in Waltham, Massachusetts sent waste oil and contaminated soil to the site in the course of removing an underground storage tank and remediating the surrounding property. The EPA and the state of New Hampshire have spent almost $22 million on the investigation and initial cleanup of the site, and the cost to complete the cleanup has been estimated to be $48 million. Settling small volume PRPs have contributed over $17 million towards the site costs. The EPA expects the larger volume PRPs, including us, to take over the cleanup, but a formal arrangement to do so has not occurred, and our share of the costs has not been determined.

•	In October 2002, the City of Los Angeles filed a complaint against eight named and ten unnamed defendants seeking cost recovery, contribution, and declaratory relief for alleged contamination at various boat yards in the Port of Los Angeles that occurred over a period of decades. The cleanup cost at the Port may run into the millions of dollars. Our subsidiary BCI Coca-Cola Bottling Company of Los Angeles was named as a defendant as the alleged successor to the liabilities of a company called Pacific American Industries, Inc., which was the parent of a company called San Pedro Boat Works that operated a boat works business at the port from 1969 until 1974. We filed an answer to the complaint in March 2003 denying liability. The facts are still being investigated but discovery has been delayed because of the criminal indictment of one of the other defendants, and because of court-ordered mediation.

•	We have been named at another thirty-seven federal, and another ten state, “Superfund” sites. However, with respect to those sites, we have concluded, based upon our investigations, either (i) that we were not responsible for depositing hazardous waste and therefore will have no further liability; (ii) that payments to date would be sufficient to satisfy our liability; or (iii) that our ultimate liability, if any, for such site would be less than $100,000.

In 2000, we and The Coca-Cola Company were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and The Coca-Cola Company engaged in anticompetitive marketing practices. The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003. We and The Coca-Cola Company argued our appeals before the Texas Supreme Court in November 2004. That court has not yet released a decision. Should the trial court’s verdict not be overturned, this fact would not have an adverse effect on our Consolidated Financial Statements. The claims of the three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against these claims and have not provided for any potential awards for these additional claims.

On October 19, 2004, the European Commission (the “EC”) received a proposed undertaking from our European bottler, relating to various commercial practices under investigation. This investigation, which had commenced in 2000, involved allegations of abuse by us of an alleged dominant position under Article 82 of the EC Treaty. Our undertaking is identical to other undertakings delivered by The Coca-Cola Company and certain of its other European bottlers. The commitments set forth in the undertaking have been published for third-party comments and circulated among all of the member states of the European Union. The European Commission will consider any responses from those sources, as well as its own analysis, before the undertaking becomes final and binding.

In 2003, the French competition council launched a new investigation of the soft drink sector in France, mostly focused on the cold drink channel. Investigators have met with various operators, including our bottler, as well as with many customers, and have requested documents.

In 2001, the Belgian Competition Service, following an investigation of our Belgian bottler’s channel pricing, rebate, and promotional policies, issued a statement of objections charging our bottler with allegations of price discrimination both within Belgium and in the export market. We have disputed the findings of the statement of objections. The matter has been referred to the Belgian Competition Council, which can decide to adopt the statement of objections, modify it, or not to pursue the matter. Our Belgian bottler has proposed an undertaking with respect to the commercial practices under investigation. If the undertaking is accepted by the Belgian Competition Council, this could conclude the investigation.

We and our California subsidiary have been sued by several current and former employees over alleged violations of state wage and hour rules. In two sets of matters, one involving class action allegations that certain California “mid-level managers” were improperly classified as exempt from overtime regulations (styled Santilli, et al. vs. Coca-Cola Enterprises Inc., et al., and filed on November 9, 2001 in the Superior Court of San Bernardino Superior County) and a second involving individual claims of retaliation (styled Saucedo, et al. vs. Coca-Cola Enterprises et al., and filed January 18, 2002 in San Bernardino Superior Court), the parties have reached an agreement in principle that will resolve the matters. It is expected that those settlements will be concluded shortly, and the related lawsuits dismissed. In another suit, styled Juarez, et al. vs. BCI Coca-Cola Bottling Company of Los Angeles, et al., and filed March 6, 2002 in Fresno County Superior Court, the parties have also reached agreement on settlement. Pursuant to the settlement, up to a maximum of $5,000,000 would be made available for the plaintiffs’ claims and all costs and attorneys’ fees. It is expected that the Juarez class settlement, which is subject to court approval, will be concluded later this year. Each of these settlements has already been accounted for in our Consolidated Financial Statements. The remaining California matters concern class allegations that hourly employees were required to work off the clock. Those matters, combined in a consolidated proceeding styled In re BCI Overtime Cases pending in San Bernardino Superior Court (the first consolidated suit was filed July 18, 2001), remain pending, and at this time it is not possible to predict the outcome.

There are various other lawsuits and claims pending against us, including claims for injury to persons or property. We believe that such claims are covered by insurance with financially responsible carriers or adequate provisions for losses have been recognized by us in our Consolidated Financial Statements. In our opinion, the losses that might result from such litigation arising from these claims will not have a materially adverse effect on our Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

LISTED AND TRADED: New York Stock Exchange

TRADED: Boston, Chicago, National,

Pacific, and Philadelphia Exchanges

Common shareowners of record as of February 25, 2005: 14,964

STOCK PRICES

2004	High	Low
Fourth Quarter	$22.23	$18.46
Third Quarter	28.76	18.45
Second Quarter	29.34	23.95
First Quarter	24.50	20.90

2003	High	Low
Fourth Quarter	$22.72	$18.53
Third Quarter	19.61	16.85
Second Quarter	20.41	18.40
First Quarter	23.30	17.75

DIVIDENDS

Regular quarterly dividends in the amount of $0.04 per share have been paid since July 1, 1998.

The information under the heading “Equity Compensation Plan Information” in our proxy statement for the annual meeting of our shareowners to be held April 29, 2005 (our “2005 Proxy Statement”) is incorporated into this report by reference.

SHARE REPURCHASES

The following table presents information with respect to our repurchases of common stock of the Company, made during the fourth quarter of 2004:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2004 through October 29, 2004	—	—	None	33,283,579
October 30, 2004 through November 26, 2004	—	—	None	33,283,579
November 27, 2004 through December 31, 2004	1,073,824	20.18	None	33,283,579

Total	1,073,824	20.18	None	33,283,579

(A)	Of the number of shares reported as repurchased, 748,825 are attributable to shares surrendered to Coca-Cola Enterprises subject to employees’ deferral elections under our Stock Deferral Plan. These shares will be distributed to the participating employees at a later date; 286,206 are attributable to the shares surrendered to Coca-Cola Enterprises to pay the exercise price of employee stock options; and 20,453 are attributable to shares surrendered to Coca-Cola Enterprises in payment of tax obligations related either to the vesting of restricted shares or distributions from our Stock Deferral Plan.

ITEM 6.	SELECTED FINANCIAL DATA

	FISCAL YEAR
(in millions, except per share data)	2004	2003	2002	2001	2000
OPERATIONS SUMMARY
Net operating revenues(A)(B)	$18,158	$17,330	$16,058	$14,999	$14,127
Cost of sales(A)	10,771	10,165	9,458	9,015	8,291

Gross profit	7,387	7,165	6,600	5,984	5,836
Selling, delivery, and administrative expenses(A)(B)	5,951	5,588	5,236	5,383	4,710

Operating income	1,436	1,577	1,364	601	1,126
Interest expense, net	619	607	662	753	791
Other nonoperating income (expense), net	1	2	3	2	(2)

Income (loss) before income taxes and cumulative effect of change in accounting	818	972	705	(150)	333
Income tax expense (benefit)(C)	222	296	211	(131)	97

Net income (loss) before cumulative effect of change in accounting	596	676	494	(19)	236
Cumulative effect of change in accounting	—	—	—	(302)	—

Net income (loss)	596	676	494	(321)	236
Preferred stock dividends	—	2	3	3	3

Net income (loss) applicable to common shareowners	$596	$674	$491	$(324)	$233

OTHER OPERATING DATA
Depreciation expense	$1,068	$1,022	$965	$901	$810
Capital asset investments	946	1,099	1,029	972	1,181

AVERAGE COMMON SHARES OUTSTANDING
Basic	465	454	449	432	419
Diluted	473	461	458	432	429

PER SHARE DATA
Basic net income (loss) per common share before cumulative effect of change in accounting	$1.28	$1.48	$1.09	$(0.05)	$0.56
Diluted net income (loss) per common share before cumulative effect of change in accounting	1.26	1.46	1.07	(0.05)	0.54
Basic net income (loss) per share applicable to common shareowners	1.28	1.48	1.09	(0.75)	0.56
Diluted net income (loss) per share applicable to common shareowners	1.26	1.46	1.07	(0.75)	0.54
Dividends per share applicable to common shareowners	0.16	0.16	0.16	0.16	0.16
Closing stock price	20.85	21.87	21.72	18.94	19.00

YEAR-END FINANCIAL POSITION
Property, plant, and equipment, net	$6,913	$6,794	$6,393	$6,206	$5,783
Franchise license intangible assets, net	14,517	14,171	13,450	13,125	12,862
Total assets	26,354	25,700	24,375	23,719	22,162
Total debt	11,130	11,646	12,023	12,169	11,121
Shareowners’ equity	5,378	4,365	3,347	2,820	2,834
Pro Forma Amounts Applying the Accounting Change to Prior Periods and the Adoption of SFAS 142 to Prior Periods(D):
Net income applicable to common shareowners	$596	$674	$491	$227	$414
Basic net income per share applicable to common shareowners	1.28	1.48	1.09	0.53	0.99
Diluted net income per share applicable to common shareowners	1.26	1.46	1.07	0.52	0.97

We made acquisitions in each year presented, except 2004. Such transactions did not significantly affect our operating results in any one fiscal period. All acquisitions have been included in our Consolidated Financial Statements from their respective transaction dates.

(A)	Balances reflect the adoption of Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). Upon adoption of EITF 02-16 in the first quarter of 2003, we classified the following amounts in the 2002, 2001, and 2000 income statements as reductions in cost of sales: approximately $882 million, $651 million, and $573 million, respectively, of direct marketing support from The Coca-Cola Company (“TCCC”) and other licensors previously included in net operating revenues, and approximately $77 million, $74 million, and $219 million, respectively, of cold drink equipment placement funding from TCCC previously included as a reduction in selling, delivery, and administrative expenses for the years ended December 31, 2002, 2001, 2000. We also classified in net operating revenues $51 million, $45 million, and $41 million, respectively, of net payments for dispensing equipment repair services received from TCCC, previously included in selling, delivery, and administrative expenses for the years ended December 31, 2002, 2001, and 2000.

(B)	Balances reflect the adoption of EITF No. 01-09, effective as of January 1, 2002. The adoption of this pronouncement resulted in the reclassification to deductions from net operating revenues of approximately $95 million and $91 million in 2001 and 2000, respectively, previously classified as selling expenses.

(C)	Income tax expense (benefit) includes the impact of favorable tax rate changes of $20 million in 2004, $16 million in 2002, $56 million in 2001, $8 million in 2000 and unfavorable tax rate changes of $23 million in 2003. Income tax expense (benefit) also includes benefits of approximately $25 million related to the revaluation of various income tax obligations and $6 million related to other tax adjustments in 2003 and $4 million related to the revaluation of various income tax obligations in 2002.

(D)	Pro forma amounts (1) assume the accounting change for Jumpstart payments received from TCCC, adopted as of January 1, 2001, was applied retroactively without regard to any changes in the business that could have resulted had the accounting been different in these periods and (2) illustrate the impact of adopting the non-amortization provisions of SFAS 142 for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Financial Review

Overview

Business

Coca-Cola Enterprises Inc. (“we,” “our,” or “us”) is the world’s largest marketer, producer, and distributor of bottle and can nonalcoholic beverages. We market, produce, and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States, the District of Columbia, and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as “Europe”).

Financial Performance

Our net income applicable to common shareowners decreased to $596 million, or $1.26 per diluted common share in 2004, compared to net income applicable to common shareowners of $674 million, or $1.46 per diluted common share in 2003. Our 2004 results include (1) a $20 million ($0.04 per diluted common share) benefit from tax rate reductions and (2) an increase in our cost of sales of $41 million ($26 million net of tax, or $0.05 per diluted common share) related to the transition to our new concentrate pricing structure in North America. Our 2003 results include (1) an $8 million ($0.01 per diluted common share) benefit from tax rate reductions; (2) $68 million ($44 million net of tax, or $0.10 per diluted common share) in net insurance proceeds; (3) a $14 million ($9 million net of tax, or $0.02 per diluted common share) gain from the settlement of pre-acquisition contingencies; and (4) an $8 million ($5 million net of tax, or $0.01 per diluted common share) gain on the sale of a hot-fill facility.

Revenue Growth

During 2004, our revenue management efforts continued to yield consistent pricing improvements in both North America and Europe. Our net pricing increased 3.0 percent in North America and 1.5 percent in Europe. We experienced a decrease in our overall volume, including a 1.0 percent decline in North America and a 4.5 percent decline in Europe.

Our North American pricing performance for the year indicates that our revenue management initiatives were successful. Our volume results were impacted by a slow retail environment during our peak summer selling season and ongoing health and wellness trends. Our diet brands increased 6.5 percent for the year in North America, which included the introduction of diet Coke with lime and diet Sprite Zero. We also launched our new mid-calorie cola, Coca-Cola C2, to help capitalize on the increasing consumer demand for lower-calorie beverages. We experienced lower volumes of Coca-Cola trademark products and Sprite, but had solid growth in Dasani and Powerade.

Our European performance was negatively impacted by an abnormally cool and rainy summer during 2004, as compared to the record-setting summer heat of 2003. Our overall volume decline was also attributable to a decrease in water volume, which was due to discontinuing the distribution of Nestle water brands in Great Britain in anticipation of the introduction of Dasani in that market. We subsequently withdrew Dasani from the Great Britain market.

Expense Management

We continued to implement key initiatives to manage our costs. During 2004, our underlying selling, delivery, and administrative expenses increased at a rate less than inflation. This result reflects our ongoing efforts to manage our operating expenses, particularly labor costs. One key initiative was the continued migration of certain administrative, financial, and accounting functions for all of our North American divisions into a single shared services center. This initiative has helped us achieve improved efficiencies and enhanced consistency in our practices.

Project Pinnacle, our multi-year effort to redesign our business processes and implement the SAP software platform, continued to progress toward our objectives of (1) developing standard global processes; (2) increasing information capabilities; and (3) providing system flexibility. The project covers key functional areas of our business and is staffed with representatives from both Europe and North America. We completed the implementation of SAP financial systems and processes in North America during July 2004. Our 2005 plans include a similar implementation in Europe during the third quarter. We are also implementing SAP human resources and payroll systems in 2005. Our main focus in 2006 will be the installation of supply chain modules. We are re-evaluating when we may proceed with modules which would cover sales and distribution and replace our existing system in this area. Including the costs of our internal resources assigned to the project, we incurred approximately $86 million in implementation costs during 2004, $55 million of which were capital costs. We expect to spend up to approximately $80 million during 2005 on this project.

Licensee of The Coca-Cola Company

Our relationship with TCCC has a great impact on our success. Our collaborative efforts will continue to be beneficial to us as we work to create new brands, to market our products more effectively, to find ways to profitably grow the entire Coca-Cola business on a sustainable basis, and to make our system more efficient. During 2004, we simplified the economic nature of our relationship to help improve the efficiency and effectiveness of our system.

2005 Outlook

Our plans for 2005 emphasize four key areas that we have identified as essential to improving our business performance.

•	First, we will work to strengthen our brand portfolio, constantly focusing on building a diverse portfolio of strong brands that meet consumer needs. We will utilize strong marketplace execution to promote a full calendar of product and package innovation in 2005, including the introduction of new energy drinks, Dasani flavored waters, and additional soft drink innovation, particularly in our diet and light brands.

•	Secondly, we will strive to optimize our revenue growth. Utilizing our strengthened revenue management capabilities, we have implemented our 2005 pricing strategy to reflect local consumer, competitive, customer, and economic conditions.

•	Thirdly, we will continue to enhance our customer management capability. In 2005, we will continue to expand our business in emerging channels and in an expanded number of retail sectors, such as electronics stores, home improvement, and food service. We will enhance our category management capabilities and work with our customers to reach mutual profit objectives, while reinforcing the strategic role of the soft drink category.

•

Finally, we will continue to increase our effectiveness and efficiency. We have projects underway to enhance efficiency across our business. Because labor is a significant component of our operating expenses, we are implementing a number of initiatives in

2005 to improve labor productivity and efficiency as we work to minimize our operating expense growth.

We are projecting earnings per diluted common share for 2005 to be in a range of low to mid $1.30’s as compared to 2004 earnings per diluted common share of $1.26. This range excludes the impact of our expected accounting change to begin expensing stock options in the third quarter of 2005. We expect our overall capital spending to be approximately $1.0 to $1.1 billion during 2005.

For North America, our goal is to achieve volume growth of approximately 1.0 percent and net price per case growth of approximately 4.0 percent from our continued commitment to revenue enhancing strategies. For Europe, our goals include volume growth of approximately 4.0 percent and net price per case growth of 3.0 percent. We expect our consolidated cost of goods per case to increase approximately 4.0 to 5.0 percent including the impact of package mix shifts and a 2.0 percent increase in our concentrate price from TCCC.

Operations Review

The following table presents consolidated income statement data as a percentage of net operating revenues for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Net operating revenues	100.0%	100.0%	100.0%
Cost of sales	59.3	58.7	58.9

Gross profit	40.7	41.3	41.1
Selling, delivery, and administrative expenses	32.8	32.2	32.6

Operating income	7.9	9.1	8.5
Interest expense, net	3.4	3.5	4.1
Other nonoperating income, net	0.0	0.0	0.0

Income before income taxes	4.5	5.6	4.4
Income tax expense	1.2	1.7	1.3

Net income	3.3	3.9	3.1
Preferred stock dividends	0.0	0.0	0.0

Net income applicable to common shareowners	3.3%	3.9%	3.1%

Operating Income

2004

Operating income decreased $141 million, or 9 percent, in 2004 to $1,436 million from $1,577 million in 2003. Our 2004 operating income includes a $41 million increase in our cost of sales related to the transition to our new concentrate pricing structure in North America. Our 2003 operating income includes (1) $68 million in net insurance proceeds; (2) a $14 million gain from the settlement of pre-acquisition contingencies; and (3) an $8 million gain on the sale of a hot-fill facility. Below are the significant components of the change in our 2004 operating income (in millions; percentages rounded to the nearest ½ percent):

	Amount	Percent Change of Total
Changes in operating income:
Impact of price on gross profit	$147	9.0%
Impact of volume on gross profit	(102)	(6.5)
Impact of new concentrate pricing structure in 2004	(41)	(2.5)
Impact of selling, delivery, and administrative expenses increase	(126)	(8.0)
Impact of net insurance proceeds, settlement of pre-acquisition contingencies, and gain on hot-fill facility in 2003	(90)	(5.5)
Impact of currency exchange rate changes	72	4.5
Other changes in operating income	(1)	0.0

Change in operating income	$(141)	(9.0)%

2003

Operating income increased $213 million, or 15.5 percent, in 2003 to $1,577 million from $1,364 million in 2002. Our 2003 operating income includes (1) $68 million in net insurance proceeds; (2) a $14 million gain from the settlement of pre-acquisition contingencies; and (3) an $8 million gain on the sale of a hot-fill facility. Below are the significant components of the change in our 2003 operating income (in millions; percentages rounded to the nearest ½ percent):

	Amount	Percent Change of Total
Changes in operating income:
Impact of price on gross profit	$233	17.0%
Impact of volume on gross profit	111	8.0
Impact of selling, delivery, and administrative expenses increase	(286)	(21.0)
Impact of net insurance proceeds, settlement of pre-acquisition contingencies, and gain on hot-fill facility in 2003	90	7.0
Impact of currency exchange rate changes	63	4.5
Other changes in operating income	2	0.0

Change in operating income	$213	15.5%

Net Operating Revenues

2004

Net operating revenues increased 5 percent in 2004 to $18,158 million from $17,330 million in 2003. Our 2004 net operating revenues were significantly impacted by a slow retail environment during our peak summer selling season, cool weather across our territories, and a continuing decline in regular soft drink sales. These negative factors were offset by favorable currency exchange rate changes, moderate pricing increases, and an increase in the demand for low-calorie beverages. The following table presents the significant components of the change in our 2004 net operating revenues (rounded to the nearest ½ percent):

	Consolidated	North America	Europe
Changes in net operating revenues:
Impact of price per case change	2.5%	3.0%	1.5%
Impact of decreased volume	(1.5)	(1.0)	(4.0)
Impact of Belgium excise and VAT tax changes	0.0	0.0	1.0
Impact of currency exchange rate changes	3.5	0.5	11.5
Other operating revenue changes	0.5	0.0	1.0

Change in net operating revenues	5.0%	2.5%	11.0%

The percentage of our 2004 net operating revenues derived from North America and Europe was 71 percent and 29 percent, respectively. Great Britain contributed approximately 47 percent of Europe’s net operating revenues in 2004.

Net operating revenue per case increased 6.5 percent in 2004 versus 2003. The following table presents the significant components of the change in our 2004 net operating revenue per case (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Consolidated	North America	Europe
Changes in net operating revenue per case:
Impact of bottle and can net price per case change	2.5%	3.0%	1.5%
Impact of Belgium excise and VAT tax changes	0.0	0.0	1.0
Impact of currency exchange rates	3.5	0.5	11.5
Impact of post mix revenues, agency revenues, and other revenues	0.5	0.0	1.0

Change in net operating revenue per case	6.5%	3.5%	15.0%

Our bottle and can sales accounted for 92 percent of our net operating revenues during 2004. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher margin packages that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. For example, we typically charge a lower net price per case and realize a lower gross profit per case on a physical case of 12-ounce cans sold in a supermarket than a case of 20-ounce bottles sold in convenience stores. The increase in our 2004 bottle and can net pricing per case reflects our continued commitment to revenue enhancing pricing strategies throughout North America and Europe.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs with customers are arrangements in which allowances can be earned by the customer for attaining agreed-upon sales levels and/or for participating in specific marketing programs. Coupon programs and under-the-cap promotions are also developed on a territory-specific basis with the intent of increasing sales for all customers. The cost of all of these various programs, included as a deduction in net operating revenues, totaled approximately $1.9 billion and $1.7 billion in 2004 and 2003, respectively. The cost of these programs as a percentage of gross revenues was approximately 6.2 percent in both 2004 and 2003.

We frequently participate with TCCC in contractual arrangements at specific athletic venues, school districts, and other locations, whereby we obtain exclusive pouring or vending rights at a specific location in exchange for cash payments. We record our obligation under each contract at inception and defer and amortize the total required payments using the straight-line method over the term of the contract. At December 31, 2004, the net unamortized balance of these arrangements, included in customer distribution rights and other noncurrent assets, net on our Consolidated Balance Sheet, totaled approximately $546 million (consisting of capitalized amounts of $1,052 million, net of $506 million in accumulated amortization). Amortization expense on these assets, included as a deduction in net operating revenues, totaled approximately $150 million and $143 million in 2004 and 2003, respectively.

2003

Net operating revenues increased 8 percent in 2003 to $17,330 million from $16,058 million in 2002. Significant items that impacted our 2003 net operating revenue growth included unseasonably warm weather in Europe and our efforts to increase pricing in North America. The following table presents the significant components of the increase in our 2003 net operating revenues (rounded to the nearest  1/2 percent):

	Consolidated	North America	Europe
Changes in net operating revenues:
Impact of price per case change	2.5%	2.0%	2.5%
Impact of increased volume	1.5	0.0	7.5
Impact of currency exchange rate changes	4.0	0.5	15.0

Change in net operating revenues	8.0%	2.5%	25.0%

The percentage of our 2003 net operating revenues derived from North America and Europe was 73 percent and 27 percent, respectively. Great Britain contributed approximately 48 percent of Europe’s net operating revenues in 2003.

Net operating revenue per case increased 6 percent in 2003 versus 2002. The following table presents the significant components of the change in our 2003 net operating revenue per case (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	Consolidated	North America	Europe
Changes in net operating revenue per case:
Impact of bottle and can net price per case change	2.5%	2.0%	2.5%
Impact of currency exchange rates	4.0	0.5	14.5
Impact of post mix revenues, agency revenues, and other revenues	(0.5)	0.0	(0.5)

Change in net operating revenue per case	6.0%	2.5%	16.5%

Our bottle and can sales accounted for 91 percent of our net operating revenues during 2003. The increase in our 2003 bottle and can net pricing per case reflects our commitment to pricing initiatives in both North America and Europe.

The cost of various programs and arrangements with customers designed to increase the sale of our products by these customers totaled approximately $1.7 billion and $1.5 billion in 2003 and 2002, respectively. These amounts were included as deductions in net operating revenues. The increase in the cost of these programs was primarily due to volume increases and our increased focus on improved revenue management during 2003. The cost of these programs as a percentage of gross revenues was 6.2 percent in 2003 versus 5.9 percent in 2002.

Cost of Sales

2004

Cost of sales increased 6 percent in 2004 to $10,771 million from $10,165 million in 2003. Cost of sales per case increased 7.5 percent in 2004 versus 2003. The following table presents the significant components of the change in our 2004 cost of sales per case (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Consolidated	North America	Europe
Changes in cost of sales per case:
Impact of bottle and can ingredient and packaging costs	2.0%	3.0%	1.5%
Impact of bottle and can marketing credits and Jumpstart funding	0.0	(0.5)	0.5
Impact related to costs of post mix revenues, agency revenues, and other revenues	0.5	0.0	2.0
Impact of Belgium excise and VAT tax changes	0.5	0.0	1.0
Impact of new concentrate pricing structure in 2004	0.5	0.5	0.0
Impact of currency exchange rates	4.0	1.0	12.0

Change in cost of sales per case	7.5%	4.0%	17.0%

The increase in our bottle and can ingredient and packaging costs in 2004 reflects an increase in the costs of certain materials, including aluminum, sweetener, and PET (plastic) bottles. We also experienced a moderate increase in the cost of concentrate.

We are implementing a project in the Netherlands to transition from the production and sale of refillable PET bottles to the production and sale of non-refillable PET bottles. The transition is planned to commence in 2005 and be completed in early 2006. The transition resulted in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable plastic bottles; (2) costs for removing current production lines; (3) termination and severance costs; (4) training costs; (5) external warehousing costs; and (6) operational inefficiencies. The total of these expenses is estimated to be approximately $26 million, of which, approximately $16 million were recognized during 2004. We expect the increased packaging flexibility to increase sales in the Netherlands by offering added variety and convenience to consumers.

2003

Cost of sales increased 7 percent to $10,165 million in 2003 from $9,458 million in 2002. Cost of sales per case increased 5.5 percent in 2003 versus 2002. The following table presents the significant components of the change in our 2003 cost of sales per case (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Consolidated	North America	Europe
Changes in cost of sales per case:
Impact of bottle and can ingredient and packaging costs	1.0%	0.5%	1.0%
Impact of bottle and can marketing credits and Jumpstart funding	0.5	1.0	0.0
Impact related to costs of post mix revenues, agency revenues, and other revenues	(0.5)	(0.5)	0.0
Impact of currency exchange rates	4.5	1.0	14.0

Change in cost of sales per case	5.5%	2.0%	15.0%

Our cost of sales per case results for 2003 reflect continued favorable can pricing that was offset by moderate PET (plastic) bottles and concentrate cost increases, including carbonated beverage concentrate cost increases for 2003 of approximately 1 percent in North America and 2 percent in Europe.

In 2003, we sold a hot-fill plant to TCCC for approximately $58 million realizing cost recoveries for operating, depreciation, and carrying costs of $8 million as a reduction of cost of sales.

Volume

2004

The following table presents the change in our 2004 bottle and can volume versus 2003, as adjusted to reflect the impact of all acquisitions completed in 2003 as if those acquisitions were completed on January 1, 2003 (no acquisitions were made in 2004; rounded to the nearest  1/2 percent):

	Consolidated	North America	Europe
Change in volume	(1.5)%	(1.0)%	(4.0)%
Impact of acquisitions	0.0	0.0	(0.5)

Change in volume, excluding acquisitions	(1.5)%	(1.0)%	(4.5)%

The following table presents our 2004 volume results by major category, as adjusted to reflect the impact of all acquisitions completed in 2003 as if those acquisitions were completed on January 1, 2003 (no acquisitions were made in 2004; rounded to the nearest  1/2 percent):

	Change	Percent of Total
North America:
My Coke Portfolio	(0.5)%	61.0%
Flavors	(4.0)	25.0
Juices, isotonics, and other	1.0	8.5
Water	10.0	5.5

Total	(1.0)%	100%

Europe:
My Coke Portfolio	(1.5)%	68.0%
Flavors	(4.5)	21.5
Juices, isotonics, and other	0.0	8.5
Water	(52.5)	2.0

Total	(4.5)%	100%

Consolidated:
My Coke Portfolio	(1.0)%	63.0%
Flavors	(4.5)	24.0
Juices, isotonics, and other	1.0	8.5
Water	(3.0)	4.5

Total	(1.5)%	100%

In 2004 and 2003, our sales represented approximately 13 percent of the total nonalcoholic beverage sales in our North American territories and approximately 8 percent of total nonalcoholic beverage sales in our European territories.

North America comprised 76 percent of our 2004 and 2003 wholesale physical case volume. Our 2004 consolidated can volume was down 2 percent, our 2-liter PET volume decreased 6.5 percent, while our 1.5-liter PET volume increased 5.5 percent. Additionally, our 20-ounce PET volume was flat year over year.

In 2004, our My Coke Portfolio, which includes all regular and diet Coca-Cola trademark products, decreased 1.0 percent on a consolidated basis. The sale of our regular Coca-Cola trademark products decreased 4.0 percent on a consolidated basis in 2004, while our diet Coca-Cola trademark products increased 4.0 percent on a consolidated basis and 5.0 percent in North America. The introduction of diet Coke with lime, along with an increase in diet Coke volume contributed to the improved results of our diet Coca-Cola trademark products.

The performance of our consolidated My Coke Portfolio in 2004 continued to indicate a consumer preference for more diet and low-calorie products. Consumers are demanding more beverage choices and we must have the products and packages available to accommodate their desires and needs. This is particularly important in our education channel. Our total education channel, consisting primarily of high schools, colleges and universities, contributed approximately 2.5 percent of our total wholesale physical case volume in 2004. With a portfolio that includes juices and juice drinks, hydration and energy brands such as Dasani, Evian, and Powerade, and our various diet brands, we believe we are in an excellent position to meet the health and wellness sensitivities of the education channel.

On a consolidated basis, the decrease in flavors volume was primarily attributable to a 5.5 percent decrease in Sprite, partially offset by an increase in Fanta products. The 1.0 percent increase in juices, isotonics, and other, on a consolidated basis, reflects an increase in the sale of Powerade, offset by a slight decrease in the sale of Minute Maid products and Nestea. The performance of our water brands in North America reflects an increase in Dasani sales. The decrease in water volume in Europe is due to discontinuing the distribution of Nestle water brands in Great Britain in anticipation of the introduction of Dasani in that market. We subsequently withdrew Dasani from the Great Britain market.

2003

The following table presents the change in our 2003 bottle and can volume versus 2002, as adjusted to reflect the impact of all acquisitions completed in 2003 and 2002 as if those acquisitions were completed on January 1, 2002 (rounded to the nearest ½ percent):

	Consolidated	North America	Europe
Change in volume	2.0%	0.5%	7.5%
Impact of acquisitions	(0.5)	(0.5)	(2.0)

Change in volume, excluding acquisitions	1.5%	0.0%	5.5%

The following table presents our 2003 volume results by major category, as adjusted to reflect the impact of all acquisitions completed in 2003 and 2002 as if those acquisitions were completed on January 1, 2002 (rounded to the nearest  1/2 percent):

	Change	Percent of Total
North America:
My Coke Portfolio	(1.0)%	61.0%
Flavors	1.0	26.0
Juices, isotonics, and other	(1.0)	8.0
Water	12.5	5.0

Total	0.0%	100%

Europe:
My Coke Portfolio	6.0%	66.5%
Flavors	3.0	22.0
Juices, isotonics, and other	1.0	8.0
Water	25.0	3.5

Total	5.5%	100%

Consolidated:
My Coke Portfolio	1.0%	62.0%
Flavors	1.0	25.0
Juices, isotonics, and other	(1.0)	8.0
Water	14.5	5.0

Total	1.5%	100%

North America comprised 76 percent and 77 percent of our 2003 and 2002 wholesale physical case volume, respectively. Our 2003 consolidated can volume was approximately the same as 2002. Our 500-ml PET volume increased 12 percent on a consolidated basis, 8 percent in North America, and 16 percent in Europe. The new 24-ounce PET bottle generated very positive consumer response during 2003, its first full year of distribution in North America.

The performance of our My Coke Portfolio in 2003 indicated a consumer preference for more diet and low-calorie beverages. Diet Coke/Coke light volume increased approximately 4 percent on a consolidated basis for 2003. In North America, the reintroduction of diet Cherry Coke and the introduction of diet Vanilla Coke in 2002 partially offset lower volume of Coca-Cola classic in 2003. In Europe, the success of Coke light with lemon and the introduction of diet Vanilla Coke, along with the introduction of Vanilla Coke, contributed to a significant growth in trademark brands in 2003.

On a consolidated basis, the increase in our flavors volume was attributable to a 9 percent increase in Fanta volume for the year. The performance of our water brands was mostly due to strong sales of Dasani in North America. Europe’s water growth benefited from the unseasonably warm summer weather and the acquisition of the Chaudfontaine water brand.

Selling, Delivery, and Administrative Expenses

2004

Selling, delivery, and administrative (“SD&A”) expenses increased $363 million, or 6.5 percent, to $5,951 million in 2004 from $5,588 million in 2003. The following table presents the significant components of the change in our 2004 SD&A expenses (in millions; percentages rounded to the nearest  1/2 percent):

	Amount	Percent Change of Total
Changes in SD&A expenses:
Impact of administrative expenses	$37	0.5%
Impact of delivery and merchandise expenses	40	0.5
Impact of selling and marketing expenses	16	0.5
Impact of other expenses	33	0.5
Impact of net insurance proceeds and settlement of pre-acquisition contingencies in 2003	82	1.5
Impact of currency exchange rate changes	155	3.0

Change in SD&A expenses	$363	6.5%

During 2004, our SD&A expenses increased $238 million in North America and $125 million in Europe. Currency exchange rate changes contributed $29 million and $126 million, respectively, to the North America and Europe increases. In addition, our 2003 SD&A expenses for North America include (1) a $21 million benefit related to the receipt of insurance proceeds and (2) a $14 million gain from the settlement of pre-acquisition contingencies. Our 2003 SD&A expenses in Europe include a $47 million benefit related to the receipt of insurance proceeds.

SD&A expenses as a percentage of net operating revenues was 32.8 percent and 32.2 percent in 2004 and 2003, respectively. The increase in SD&A expenses as a percentage of net operating revenues in 2004 versus 2003 was primarily the result of net insurance proceeds and favorable pre-acquisition settlements in 2003.

Depreciation expense increased $46 million to $1,068 million in 2004 from $1,022 million in 2003. Approximately $36 million of this increase was the result of changes in foreign currency. The remaining increase was primarily the result of accelerated depreciation associated with our PET (plastic) bottle project in the Netherlands discussed above.

2003

SD&A expenses increased $352 million, or 7 percent, to $5,588 million in 2003 from $5,236 million in 2002. The following table presents the significant components of the change in our 2003 SD&A expenses (in millions; percentages rounded to the nearest  1/2 percent):

	Amount	Percent Change of Total
Changes in SD&A expenses:
Impact of administrative expenses	$85	1.5%
Impact of delivery and merchandise expenses	98	2.0
Impact of warehousing expenses	34	0.5
Impact of other expenses	69	1.5
Impact of net insurance proceeds and settlement of pre-acquisition contingencies in 2003	(82)	(1.5)
Impact of currency exchange rate changes	148	3.0

Change in SD&A expenses	$352	7.0%

During 2003, our SD&A expenses increased $176 million in both North America and Europe. Currency exchange rate changes contributed $27 million and $121 million, respectively, to the North America and Europe increases. In addition, our 2003 SD&A expenses for North America include (1) a $21 million benefit related to the receipt of insurance proceeds and (2) a $14 million gain from the settlement of pre-acquisition contingencies. Our 2003 SD&A expenses in Europe include a $47 million benefit related to the receipt of insurance proceeds.

SD&A expenses as a percentage of net operating revenues was 32.2 percent and 32.6 percent in 2003 and 2002, respectively. The decrease in 2003 from 2002 was the result of increases in volume and net pricing per case partially offset by moderate SD&A cost growth.

Depreciation expense increased $57 million to $1,022 million for 2003 from $965 million in 2002. Approximately $55 million of this increase was in SD&A expenses with the remaining increase in cost of sales. The increase in depreciation expense in 2003 was the result of increased capital expenditures in recent years.

Interest Expense

2004

Interest expense, net increased 2 percent in 2004 to $619 million from $607 million in 2003. The 2004 increase was the result of higher interest rates and currency exchange rate changes, offset by a lower outstanding debt balance. At December 31, 2004, approximately 26 percent of our debt portfolio was comprised of floating-rate debt and 74 percent was fixed-rate debt. Our weighted average cost of debt was 5.3 percent in 2004 versus 5.1 percent in 2003. Our average outstanding debt balance in 2004 was $11.3 billion as compared to $12.0 billion in 2003.

2003

Interest expense, net decreased 8 percent in 2003 to $607 million from $662 million in 2002. The 2003 decrease was primarily due to lower interest rates and a decrease in our outstanding debt balance, offset partially by a 2 percent increase as a result of currency exchange rate changes. At December 31, 2003, approximately 27 percent of our debt portfolio was comprised of floating-rate debt and 73 percent was fixed-rate debt. Our weighted average cost of debt was 5.1 percent in 2003 versus 5.5 percent in 2002. Our average outstanding debt balance for 2003 was $12.0 billion as compared to $12.3 billion for 2002.

Income Tax Expense

2004

Our effective tax rate was 27 percent and 30 percent for 2004 and 2003, respectively. These rates include tax rate reductions totaling $20 million (2 percentage point decrease in our effective tax rate) and $8 million (1 percentage point decrease in our effective rate) for 2004 and 2003, respectively. Our 2004 tax rate reductions were due to the benefit of favorable tax rate changes, primarily in Europe. Our 2003 tax rate reductions resulted from the revaluation of various income tax obligations of approximately $25 million and other tax adjustments of $6 million, offset by the unfavorable impact of provincial tax rate changes in Canada totaling approximately $23 million.

2003

Our effective tax rate was 30 percent for 2003 and 2002. These rates include tax rate reductions totaling $8 million (1 percentage point decrease in our effective tax rate) and $20 million (3 percentage point decrease in our effective rate) for 2003 and 2002, respectively. Our 2003 tax rate reductions resulted from the revaluation of various income tax obligations of approximately $25 million and other tax adjustments of $6 million, offset by the unfavorable impact of provincial tax rate changes in Canada totaling approximately $23 million. Our 2002 tax rate reductions were due to the benefit of favorable tax items resulting from rate reductions in Canada and Belgium of approximately $16 million and the revaluation of various income tax obligations of approximately $4 million.

Relationship With The Coca-Cola Company

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 94 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 36 percent of our outstanding shares as of December 31, 2004. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties.

The following table presents transactions with TCCC that directly affected our Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002 (in millions):

	2004	2003	2002
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$428	$403	$461
Dispensing equipment repair services	54	53	51
Other transactions	47	28	30

Total	$529	$484	$542

Amounts affecting cost of sales:
Purchases of syrup, concentrate, and mineral water	$(4,609)	$(4,451)	$(4,269)
Purchases of sweeteners	(309)	(311)	(325)
Purchases of finished products	(594)	(633)	(498)
Marketing support funding earned	615	862	837
Cold drink equipment placement funding earned	50	72	74
Cost recovery from sale of hot-fill production facility	—	8	—

Total	$(4,847)	$(4,453)	$(4,181)

Amounts affecting selling, delivery, and administrative expenses:
Marketing program payments	$(22)	$(2)	$(16)
Operating expense cost reimbursements:
To TCCC	—	(18)	(18)
From TCCC	25	43	38

Total	$3	$23	$4

Fountain Syrup and Packaged Product Sales

We sell fountain syrup to TCCC in certain territories and deliver this syrup to certain major fountain accounts of TCCC. We will, on behalf of TCCC, invoice and collect amounts receivable for these fountain sales. We also sell bottle and can products to TCCC at prices that are generally similar to the prices charged by us to our major customers.

Purchases of Syrup, Concentrate, Mineral Water, Sweeteners, and Finished Products

We purchase syrup, concentrate, and mineral water requirements from TCCC to produce, package, distribute, and sell TCCC products under licensing agreements. These licensing agreements give TCCC complete discretion to set prices of syrup and concentrate. Pricing of mineral water is based on contractual arrangements with TCCC. We also purchase finished products and fountain syrup from TCCC for sale within certain of our territories and have an agreement with TCCC to purchase from them substantially all our requirements for sweeteners in the United States.

Marketing Support Funding Earned and Other Arrangements

We and TCCC engage in a variety of marketing programs, local media advertising, and other similar arrangements to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid under the programs are determined annually and as the programs progress during the year. TCCC is under no obligation to participate in the programs or continue past levels of funding in the future. The amounts paid and terms of similar programs may differ with other licensees. Marketing support funding programs funded to us provide financial support principally based on product sales to offset a portion of the costs to us of the programs. TCCC also administers certain other marketing programs directly with our customers. During 2004, 2003, and 2002, direct-marketing support paid or payable to us, or to customers in our territories by TCCC, totaled approximately $719 million, $1.0 billion, and $1.0 billion, respectively. We recognized $615 million, $862 million, and $837 million of these amounts as a reduction in cost of sales during 2004, 2003, and 2002, respectively. Amounts paid directly to our customers by TCCC during 2004, 2003, and 2002 totaled $104 million, $114 million, and $201 million, respectively, and are not included in the table above. TCCC also paid $1 million and $3 million in 2003 and 2002, respectively, directly to our customers for their participation in long-term agreements.

Effective May 1, 2004 in the United States and June 1, 2004 in Canada, we and TCCC agreed that a significant portion of our funding from TCCC would be netted against the price we pay TCCC for concentrate. As a result of this change, we and TCCC agreed to terminate the Strategic Growth Initiative (“SGI”) program and eliminate the Special Marketing Funds (“SMF”) funding program previously in place. TCCC paid us for all funding earned under the SMF funding program. Under the SGI program, we recognized $58 million, $161 million, and $150 million during 2004, 2003, and 2002, respectively, related to sales and volume growth through the termination date of the program. These amounts are included in the total amounts recognized in marketing support funding earned in the table above.

In conjunction with the above changes, we and TCCC agreed to establish a Global Marketing Fund (“GMF”), effective May 1, 2004, under which TCCC will pay us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive ten-year periods thereafter unless either party gives written notice to terminate the agreement. The marketing activities to be funded under this agreement will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. TCCC may terminate this agreement for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control. We received a pro rata amount of $41.5 million during 2004. This amount is included in the total amount recognized in marketing support funding earned in the table above.

We participate in customer trade marketing (“CTM”) programs in the United States administered by TCCC. We are responsible for all costs of the programs in our territories, except for the costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative for the North American bottling system. Amounts paid under CTM programs to TCCC for payment to customers on our behalf, included as reductions in net operating revenues, totaled $224 million for 2004, $219 million for 2003, and $248 million for 2002. These amounts are not included in the table above.

We have an agreement with TCCC under which TCCC provides support payments for the marketing of certain brands of TCCC in the Herb territories acquired in 2001. Under the terms of this agreement, we received $14 million in 2004 and 2003 and will receive $14 million annually through 2008 and $11 million in 2009. Payments received under this agreement are not refundable to TCCC. These amounts are included in the total amounts recognized in marketing support funding earned in the table above.

Cold Drink Equipment Placement Funding Earned

We participate in programs with TCCC designed to promote the placement of cold drink equipment (“Jumpstart Programs”). Under the Jumpstart Programs, as amended, we agree to (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2010; (2) maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum sales volume of TCCC products. We have agreed to relocate equipment if it is not generating sufficient volume to meet minimum requirements. Movement of the equipment is required only if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the programs.

During 2004, we and TCCC amended our Jumpstart agreement in North America to defer the placement of certain vending equipment from 2004 and 2005 to 2009 and 2010. In exchange for this amendment, we agreed to pay TCCC $1.5 million in 2004, $3.0 million annually in 2005 through 2008, and $1.5 million in 2009. Additionally, we and TCCC have amended our Jumpstart agreement in Europe to (1) consolidate country-specific placement requirements; (2) redefine the definition of a placement for certain large coolers; and (3) extend the agreement through 2009.

Should we not satisfy the provisions of the Jumpstart Programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under the programs and we believe the probability of a partial refund of amounts previously received under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs. We and TCCC have amended prior agreements to reflect, where appropriate, modified goals, and we believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart Programs.

We received approximately $1.2 billion in Jumpstart support payments from TCCC during the period 1994 through 2001. There are no additional amounts payable to us from TCCC under these programs. We recognize the majority of support payments received from TCCC as we place cold drink equipment. A portion of the support payments are recognized on a straight-line basis over the 12-year period beginning after equipment is placed. We recognized a total of $50 million, $72 million, and $74 million in 2004, 2003, and 2002, respectively. The decrease in the 2004 amount as compared to 2003 reflects the reduction in equipment purchases and placements as provided for under the amended agreements.

At December 31, 2004, $370 million in support payments were deferred under the Jumpstart Programs. Of this amount, approximately $351 million is expected to be recognized during the period 2005 through 2010 as equipment is placed, and approximately $19 million is expected to be recognized over the 12 years after the equipment is placed. We have allocated the support payments to equipment units based on per unit funding amounts. The amount allocated to the requirement to place equipment is the balance remaining after determining the potential cost of moving the equipment after placement. The amount allocated to the potential cost of moving equipment after placement is determined based on an estimate of the units of equipment that could potentially be moved and an estimate of the cost to move that equipment.

Marketing Program Payments

On occasion, we participate in marketing programs outside the scope of recurring arrangements with TCCC. In 2004, 2003, and 2002, we paid TCCC approximately $22 million, $2 million, and $16 million, respectively, for participation in these types of marketing programs.

Operating Expense Cost Reimbursements

During the first quarter of 2004, we revised our base SMF funding rate with TCCC to include reimbursements related to the staffing costs associated with customer marketing group (“CMG”) efforts and local media activities. We subsequently terminated our SMF funding agreement with TCCC in the second quarter of 2004 as discussed above. Prior to 2004, TCCC reimbursed us for the staffing costs of CMG efforts in North America and we reimbursed TCCC for the staffing costs of local media efforts. Amounts reimbursed to us by TCCC for CMG staffing costs during 2003 and 2002 were $43 million and $38 million, respectively. Amounts reimbursed to TCCC for local media staffing costs were $18 million in both 2003 and 2002. The 2004 amount reflected in the table above represents staffing costs reimbursed to us by TCCC under a separate agreement.

Other Transactions

In 2004, we recalled the recently launched Dasani water brand in Great Britain because of bromate levels exceeding British regulatory standards. We received $32 million from TCCC during 2004 as reimbursement for recall costs. We recognized this reimbursement as an offset to the related costs of the recall.

In 2003, we sold a hot-fill plant in Truesdale, Missouri to TCCC for approximately $58 million realizing cost recoveries for operating, depreciation, and carrying costs of $8 million as a reduction in cost of sales.

In 2003, we acquired the production and distribution facilities of Chaudfontaine, a Belgian water brand. At the same time, TCCC acquired the Chaudfontaine water source and brand. The total acquisition cost for both TCCC and us was $31 million in cash and assumed debt. Our portion of the acquisition cost was $16 million in cash and assumed debt. We also entered into an agreement with TCCC to equally share the profits or losses from the sale of Chaudfontaine products.

Other transactions with TCCC include the sale of bottle preforms, management fees, office space leases, and purchases of point-of-sale and other advertising items.

Cash Flow And Liquidity Review

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditures, benefit plan contributions, working capital requirements, scheduled debt payments, interest payments, income tax obligations, dividends to our shareowners, any contemplated acquisitions, and share repurchases.

The following table provides a summary of our debt and credit facilities as of December 31, 2004 and 2003 (in millions):

	At December 31,
	2004	2003
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities	$2,863	$3,302
Amounts available under public debt facilities:(A)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	2,135	2,135
Canadian medium-term note program	1,664	1,542

Total amounts available under public debit facilities	7,020	6,898

Total amounts available	$9,883	$10,200

(A)	Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

At December 31, 2004 and 2003, we had $209 million and $45 million, respectively, of short-term borrowings outstanding under these credit facilities. In August 2004, we established a $2.5 billion revolving credit facility with a syndicate of 24 banks. The facility combined four previously separate credit facilities into a single facility that matures in 2009. The facility serves as a backstop to our various commercial paper programs and for general corporate borrowing purposes. There were no borrowings outstanding under the facility as of December 31, 2004.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At December 31, 2004 and 2003, we had approximately $1.2 billion and $1.0 billion, respectively, outstanding in commercial paper. During 2005, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and short-term credit facilities with operating cash flow and intend to refinance the remaining outstanding borrowings. As shown in the table above, at December 31, 2004 and 2003, we had approximately $2.8 billion and $3.3 billion, respectively, available for borrowing under committed domestic and international credit facilities.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s, and Fitch are A2, A, and A, respectively. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our Consolidated Financial Statements.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of December 31, 2004 and

2003. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

2004

Our principal sources of cash consisted of those derived from operations of $1.6 billion, proceeds from the issuance of debt aggregating $558 million, and proceeds from the exercise of employee stock options totaling $181 million. Our primary uses of cash were for debt payments of $1.3 billion and capital asset investments totaling $946 million.

2003

Our principal sources of cash consisted of those derived from operations of $1.8 billion and proceeds from the issuance of debt aggregating $913 million. Our primary uses of cash were for debt payments of $1.7 billion and capital asset investments totaling $1.1 billion.

Operating Activities

2004

Our net cash derived from operating activities decreased $182 million in 2004 to $1.6 billion from $1.8 billion in 2003. This decrease was primarily the result of lower net income and a smaller change in our deferred income taxes.

2003

Our net cash derived from operating activities increased $425 million in 2003 to $1.8 billion from $1.4 billion in 2002. This increase was primarily a result of improved operating results partially offset by increased pension contributions.

Investing Activities

2004

Our capital asset investments decreased $153 million in 2004 to $946 million and represented the principal use of cash for investing activities. Our 2004 capital asset investments included approximately (1) $380 million for operational infrastructure improvements; (2) $330 million for cold drink equipment; (3) $95 million for fleet purchases; and (4) $141 million for IT and other capital investments. Our proceeds from the disposal of capital assets totaled $24 million in 2004 as compared to $95 million in 2003.

2003

Our capital asset investments increased $70 million in 2003 to $1.1 billion and represented the principal use of cash for investing activities. Our proceeds from the disposal of capital assets totaled $95 million in 2003 as compared to $23 million in 2002.

Financing Activities

2004

Our net cash used in financing activities decreased $144 million in 2004 to $632 million from $776 million in 2003. The following table presents our issuances of debt, payments on debt, and our net issuance of commercial paper for the year ended December 31, 2004 (in millions):

Issuances of debt	Maturity Date	Rate		Principal Amount
British revolving credit facilities	Uncommitted	—	(A)	$187
French revolving credit facilities	Uncommitted	—	(A)	173
Other issuances	—	—		26

Total issuances of debt, excluding commercial paper				386
Net issuances of commercial paper				172

Total issuances of debt				$558

Payments on debt	Maturity Date	Rate		Principal Amount
350 million Canadian dollar note	March 2004	5.65%		$(266)
$500 million U.S. dollar note	April 2004	—	(A)	(500)
60 million Canadian dollar note	May 2004	—	(A)	(44)
$200 million U.S. dollar note	August 2004	6.63		(200)
French revolving credit facilities	Uncommitted	—	(A)	(135)
British revolving credit facilities	Uncommitted	—	(A)	(103)
Other payments	—	—		(47)

Total payments on debt				$(1,295)

(A)	These credit facilities and notes carry variable interest rates.

Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information about these financing activities.

2003

Our net cash used in financing activities increased $213 million in 2003 to $776 million from $563 million in 2002. The following table presents our issuances of debt, payments on debt, and our net payments on commercial paper for the year ended December 31, 2003 (in millions):

Issuances of debt	Maturity Date	Rate		Principal Amount
£175 million British pound sterling note	May 2006	4.13%		$276
$250 million under SEC shelf registration statement	September 2006	2.50		250
$250 million under SEC shelf registration statement	September 2010	4.25		250
French revolving credit facilities	Uncommitted	—	(A)	71
Other issuances	—	—		66

Total issuances of debt				$913

Payments on debt	Maturity Date	Rate		Principal Amount
French franc notes	January 2003	5.00%		$(27)
Eurobonds	February 2003	5.00		(160)
100 million Canadian dollar note	March 2003	5.30		(65)
£175 million British pound sterling note	May 2003	6.50		(276)
175 million Canadian dollar note	July 2003	6.70		(129)
Other payments	—	—		(200)

Total payments on debt, excluding commercial paper				(857)
Net payments on commercial paper				(817)

Total payments on debt				$(1,674)

(A)	These credit facilities carry variable interest rates.

Financial Position

Assets

2004

Trade accounts receivable increased $142 million, or 8 percent, to $1,877 million at December 31, 2004 from $1,735 million at December 31, 2003. Inventories increased $38 million, or 5 percent, to $763 million at December 31, 2004 from $725 million at December 31, 2003. These increases were primarily the result of currency exchange rate changes.

2003

Prepaid expenses and other current assets increased approximately 17 percent to $381 million at December 31, 2003 from $325 million at December 31, 2002. This increase was primarily due to higher levels of equipment parts and currency exchange rate changes. The $401 million increase in property, plant, and equipment, net of allowances for depreciation, resulted from 2003 capital expenditures of approximately $1.1 billion and the effects of currency exchange rate changes, offset by the impact of depreciation. The increase in license intangible assets resulted primarily from currency exchange rate changes.

Liabilities and Shareowners’ Equity

2004

Amounts payable to TCCC increased to $78 million at December 31, 2004 from a receivable of $37 million at December 31, 2003. Our balance payable to TCCC increased primarily due to netting a significant portion of our funding from TCCC against the price we pay TCCC for concentrate.

Our total debt decreased $516 million to $11.1 billion at December 31, 2004 from $11.6 billion at December 31, 2003. This decrease was the result of cash repayments on debt exceeding new debt borrowings by approximately $737 million, offset partially by a $181 million increase resulting from currency exchange rate changes and a $40 million increase from other debt related changes.

In 2004, currency exchange rate changes resulted in a net gain recognized in comprehensive income of $277 million. This amount consists of the benefit of approximately $305 million in foreign currency translation adjustments offset by the impact of net investment hedges of $28 million.

2003

The net decrease in our total debt of $377 million in 2003 resulted primarily from the impact of net repayments of $761 million, offset partially by a $426 million increase resulting from currency exchange rates changes. The decrease in deferred cash receipts from TCCC resulted primarily from the recognition in income of approximately $72 million of deferred receipts.

In 2003, changes in currency exchange rates resulted in a net gain recognized in comprehensive income of $486 million. This amount consists of the benefit of approximately $572 million in foreign currency translation adjustments offset by the impact of net investment hedges of $86 million.

Contractual Obligations and Other Commercial Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2004 (in millions):

	Payments due by Period
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter
Debt(A)	$11,130	$607	$1,061	$944	$904	$2,077	$5,537
Long-term purchase agreements(B)	3,964	1,253	899	899	913	—	—
Operating leases(C)	460	93	63	48	42	39	175
Customer contract arrangements(D)	428	160	76	62	45	32	53
Other purchase obligations(E)	109	99	8	2	—	—	—

Total contractual obligations	$16,091	$2,212	$2,107	$1,955	$1,904	$2,148	$5,765

	Amount of Commitment Expiration per Period
Other Commercial Commitments	Total	2005	2006	2007	2008	2009	Thereafter
Affiliate guarantees(F)	$223	$1	$35	$8	$9	$9	$161
Standby letters of credit(G)	422	419	3	—	—	—	—

Total commercial commitments	$645	$420	$38	$8	$9	$9	$161

(A)	These amounts represent our debt maturities, as adjusted to reflect the long-term classification of certain of our borrowings due in the next 12 months, as a result of our intent and ability to refinance these borrowings. These amounts exclude contractually required interest payments. For additional information about our debt, refer to Note 7 of the Notes to Consolidated Financial Statements.

(B)	These amounts represent non-cancelable purchase agreements with various suppliers that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria.

(C)	These amounts represent our future minimum operating lease obligations. We lease office and warehouse space, computer hardware, machinery and equipment, and vehicles under noncancelable operating lease agreements expiring at various dates through 2039.

(D)	These amounts represent our obligation under customer contract arrangements for pouring or vending rights in specific athletic venues, school districts, or other locations. For additional information about these arrangements, refer to Note 1 of the Notes to Consolidated Financial Statements.

(E)	These amounts represent outstanding purchase obligations primarily related to capital expenditures. We have not included amounts related to our requirement to purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2010 under our Jumpstart Programs with TCCC. For additional information about our Jumpstart Programs, refer to Note 3 of the Notes to Consolidated Financial Statements.

(F)	We guarantee debt and other obligations of certain third parties. In North America, we guarantee repayment of indebtedness owed by a PET (plastic) bottle manufacturing cooperative. We also guarantee repayment of indebtedness owed by a vending partnership in which we have a limited partnership interest. At December 31, 2004, the maximum amount of our guarantee was $262 million, of which $223 million was outstanding. For additional information about these affiliate guarantees, refer to Note 9 of the Notes to Consolidated Financial Statements.

(G)	We had letters of credit outstanding totaling approximately $422 million at December 31, 2004, primarily for self-insurance programs. For additional information about these letters of credit, refer to Note 9 of the Notes to Consolidated Financial Statements.

Defined Benefit Plan Contributions

The following table summarizes the contributions made to our pension and other postretirement benefit plans for the years ended December 31, 2004 and 2003, as well as our projected contributions for the year ending December 31, 2005 (in millions):

	Actual		Projected
	2004	2003	2005
Pension – U.S.	$229	$168	$200
Pension – Foreign	35	29	40
Other Postretirement	22	20	22

Total contributions	$286	$217	$262

We fund our U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 90 percent current liability funded status. At January 1, 2004, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected current liability funded status equal to or greater than 90 percent. Our primary Canadian plan does not require contributions at this time. Contributions to our primary Great Britain plan are based on a percentage of employees’ pay.

Off-Balance Sheet Arrangements

We have an agreement in Canada whereby designated revolving pools of accounts receivable may be sold with recourse at a discount to a Canadian special purpose trust. At any given time, the maximum capacity available under this agreement is $75 million Canadian dollars (approximately $62 million and $58 million U.S. dollars, at December 31, 2004 and 2003, respectively). At December 31, 2004 and 2003, we had sold $70 million Canadian dollars and $75 million Canadian dollars, respectively, of the receivables available under this agreement. We have accounted for this agreement as a sale. As such, we have excluded the sold receivables from our Consolidated Balance Sheets. We retain collection and administrative responsibilities for the accounts receivable sold. Our liability to service the receivables sold is indistinguishable from other collection responsibilities and is not separately recorded as a liability. Our recourse liability is limited to the requirement to repurchase any balance that ceases to be a part of the designated pool. This agreement was subsequently terminated in accordance with the terms of the agreement on its scheduled expiration date of January 31, 2005.

Critical Accounting Policies

We make judgmental decisions and estimates with underlying assumptions when applying accounting principles to prepare our Consolidated Financial Statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are detailed below. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made and (2) changes to the estimate or different estimates, that could have reasonably been used, would have resulted in a material change to our Consolidated Financial Statements. The development and selection of these critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

We believe the current assumptions and other considerations used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, should our actual experience differ from these assumptions and other considerations used in estimating these amounts, the impact of these differences could have a material effect on our Consolidated Financial Statements.

Impairment Testing of Goodwill and Franchise License Intangible Assets

We perform an annual impairment test of our goodwill and franchise license intangible assets at the North American and European group levels, our reporting units. Our franchise license agreements contain performance requirements and convey to the licensee the rights to distribute and sell products of the licensor within specified territories. Our domestic cola franchise license agreements with TCCC do not expire, reflecting a long and ongoing relationship. Our agreements with TCCC covering our United States non-cola, European, and Canadian operations are renewable periodically. TCCC does not grant perpetual franchise license intangible rights outside the United States, however, these agreements can be renewed for additional terms at our request with minimal cost. We believe and expect these and other renewable licensor agreements will be renewed at each expiration date. We have never had a franchise license agreement with TCCC terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term. After evaluating the renewal provisions and our mutually beneficial relationship with TCCC, we have assigned an indefinite life to all of our franchise license intangible assets.

The fair values calculated in our annual impairment tests are determined using discounted cash flow models, involving several assumptions. These assumptions include, but are not limited to, anticipated growth rates by geographic region, our long-term anticipated growth rate, the discount rate, and estimates of capital charges for our franchise license intangible assets. In performing our 2004 impairment tests, the following critical assumptions were used in determining the fair values of our goodwill and franchise license intangible assets: (1) projected long-term operating income growth of approximately 5.0 percent to 6.0 percent; (2) projected long-term growth of 2.5 percent for determining terminal value; and (3) a discount rate of 6.9 percent, representing our targeted near-term weighted average cost of capital (“WACC”). These and other assumptions were impacted by the current economic environment and our current expectations, which could change in the future based on period specific facts and circumstances. Factors inherent in determining our WACC were (1) the value of our common stock; (2) the volatility of our common stock; (3) our interest costs on debt and debt market conditions; and (4) the amounts and relationships of our debt and equity capital.

For additional information about our accounting policies related to goodwill and franchise license intangible assets, refer to Note 1 of the Notes to Consolidated Financial Statements.

Pension Plan Valuations

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. In determining our pension plan liabilities and related pension expense under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), critical assumptions are made. We believe the most critical of these assumptions are (1) the discount rate and (2) the expected long-term return on assets (“EROA”). Other assumptions made include employee demographic factors such as rate of compensation increases, mortality rates, retirement patterns, and turnover rates.

We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. Decreasing our discount rate (6.0 percent for the year ended December 31, 2004) by 0.5 percent would have increased our 2004 pension expense by approximately $25 million.

The EROA is based on long-term expectations given current investment objectives and historical results. We utilize a combination of active and passive fund management of pension plan assets in order to maximize pension returns within established risk parameters. We periodically revise asset allocations, where appropriate, to improve returns and/or manage risk. Pension expense in 2004 would have increased by approximately $8 million had the EROA been 0.5 percent lower than that used (8.3 percent for the year ended December 31, 2004).

We utilize the five-year asset smoothing technique under SFAS 87 to recognize market gains and losses for plans representing 84 percent of our North American assets. Cumulative net deferred losses associated with our North American assets that utilize the asset smoothing technique totaled $106 million at December 31, 2004. Pension expense in 2005 will increase $5 million over 2004 as a result of recognizing a portion of these previously deferred losses.

As a result of asset losses and the decline of discount rates in recent years, our unrecognized losses now exceed the defined corridor of losses prescribed in SFAS 87. This causes our pension expense to be higher, since the excess losses must be amortized to expense until such time as, for example, increases in asset values and/or discount rates result in a reduction in unrecognized losses to a point where they do not exceed the defined corridor. Our 2004 pension expense was approximately $37 million higher than our 2003 pension expense and we expect our 2005 pension expense to be approximately $14 million higher than our 2004 expense as a result of the amortization of our excess losses. Unrecognized losses, net of gains, totaling $987 million were deferred through December 31, 2004.

For additional information about our pension plans, refer to Note 10 of the Notes to Consolidated Financial Statements.

Tax Accounting

We recognize valuation allowances on tax carryforwards when we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. Deferred tax assets associated with net operating loss and tax credit carryforwards totaled $633 million at December 31, 2004. Of this amount, approximately $606 million are associated with U.S. federal and state carryforwards and $27 million are associated with Canadian carryforwards. We believe the majority of our deferred tax assets will be realized because of the reversal of certain significant timing differences and anticipated future taxable income from operations. However, valuation allowances of approximately $88 million have been provided against a portion of the U.S. state carryforwards.

At December 31, 2004 and 2003, our foreign subsidiaries had approximately $671 million and $536 million in distributable earnings, respectively. These earnings are exclusive of amounts that would result in little or no tax under current laws, if remitted in the future. Our earnings from foreign subsidiaries are considered to be indefinitely reinvested, subject to our final determination of the impact of the American Jobs Creation Act of 2004 and, therefore, no provision for U.S. federal and state income taxes has been made for these earnings. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries.

For additional information about income taxes and tax accounting, refer to Note 11 of the Notes to Consolidated Financial Statements.

Cold Drink Equipment Placement Funding

We recognize the majority of support payments received from TCCC under the Jumpstart Programs as we place cold drink equipment. A portion of the support payments are recognized on a straight-line basis over the 12-year period beginning after equipment is placed. Approximately $500 is recognized for each unit of equipment that is placed per year. Our principal requirement under these programs is the placement of equipment. If, for example, we are unable to place 10,000 units of equipment projected to be placed in a given year, we would reduce our recognition in income of deferred cash receipts from TCCC by $5 million in that year. Should we not satisfy certain provisions of the programs, the agreement provides for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under the programs, and we believe the probability of a partial refund of amounts previously received under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs that could potentially result in a refund of amounts previously received. At December 31, 2004, $370 million in support payments were deferred under the Jumpstart Programs.

The significant assumptions and judgments related to the accounting for these programs include (1) the population of equipment that could potentially be moved; (2) the costs of moving equipment; (3) requirements of the programs that are outside our routine operations and could potentially be considered material obligations; and (4) the probability of TCCC asserting their refund rights.

For additional information about our Jumpstart Programs, refer to Note 3 of the Notes to Consolidated Financial Statements.

Current Trends And Uncertainties

Interest Rate and Currency Risk Management

Interest Rates

Interest rate risk is present with both fixed and floating rate debt. We are also exposed to interest rate risks in international currencies because of our intent to finance the purchase and cash flow requirements of our international subsidiaries with local borrowings. Interest rates in these markets typically differ from those in the United States. We use interest rate swap agreements and other risk management instruments to manage our fixed/floating debt profile. At December 31, 2004, approximately 26 percent of our debt portfolio was comprised of floating-rate debt and 74 percent was fixed-rate debt.

Interest rate swap agreements generally involve exchanges of interest payments based on fixed and floating interest rates without exchanges of underlying face (notional) amounts of the designated hedges. We continually evaluate the credit quality of counterparties to interest rate swap agreements and other risk management instruments and do not believe there is a significant risk of nonperformance by any of the counterparties.

A one percent change in the interest costs of floating rate debt outstanding at December 31, 2004 would change interest expense on an annual basis by approximately $27 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other possible occurrences such as actions to mitigate this risk or changes in our financial structure.

Foreign Currency Exchange Rates

Our European operations represented approximately 29 percent of our consolidated net operating revenues during 2004 and approximately 26 percent of our consolidated long-lived assets at December 31, 2004. Our Canadian operations represented approximately 6 percent of our consolidated net operating revenues during 2004 and approximately 9 percent of our consolidated long-lived assets at December 31, 2004. We are exposed to translation risk because operations in Canada and Europe in local currency are translated into U.S. dollars. As currency exchange rates fluctuate, translation of the income statements of international businesses into U.S. dollars will affect comparability of revenues and expenses between years. We hedge a portion of our net investments in international subsidiaries with foreign currency denominated debt on the books of the parent company. Our revenues are denominated in each international subsidiary’s local currency; thus, we are not exposed to currency transaction risk on our revenues. We are exposed to currency transaction risk on certain purchases of raw materials made and certain obligations of our international subsidiaries.

We currently use currency forward agreements and option contracts to hedge a certain portion of the aforementioned raw material purchases. These forward agreements and option contracts are scheduled to expire in 2005. For the years ended December 31, 2004, 2003, and 2002, the result of a hypothetical 10 percent adverse movement in foreign exchange rates applied to the hedging agreements and underlying exposures would not have had a material effect on our earnings on an annual basis.

Contingencies

Legal Contingencies

On October 19, 2004, the European Commission (“EC”) received a proposed undertaking from our European bottler, relating to various commercial practices under investigation. This investigation, which had commenced in 2000, involved allegations of abuse by us of an alleged dominant position under Article 82 of the EC Treaty. Our undertaking is identical to other undertakings delivered by TCCC and certain of its other European bottlers. The commitments set forth in the undertaking have been published for third-party comments and circulated among all of the member states of the European Union. The EC will consider any responses from those sources, as well as its own analysis, before the undertaking becomes final and binding.

We are also the subject of investigations by Belgian and French competition law authorities for our compliance under competition laws. These proceedings are subject to further review and we intend to continue to vigorously defend against an unfavorable outcome. At this time, it is not possible for us to determine the ultimate outcome of these matters.

In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas Supreme Court in November 2004. The court has not yet released a decision. Should the trial court’s verdict not be overturned, this fact would not have an adverse effect on our Consolidated Financial Statements. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against these claims and have not provided for any potential awards for these additional claims.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Several of these suits have now been resolved and are to be dismissed. Amounts to be paid toward the settlements reached in these suits have been recorded in our Consolidated Financial Statements. Our California subsidiary is vigorously defending against the remaining claims and at this time it is not possible to predict the outcome.

We are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that any ultimate liability would not materially affect our Consolidated Financial Statements.

We and TCCC have requested reimbursements in various legal proceedings in which we are seeking to be reimbursed for costs that we have incurred. We believe, based upon current facts and circumstances, that certain of these proceedings could be resolved in our favor during 2005. However, because the ultimate outcome of these proceedings is not determinable, we have not recognized any amounts for the possible collection of these reimbursements.

Environmental

At December 31, 2004, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 37 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for having deposited hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our subsidiaries, including Canada, that may not be resolved for many years. We believe we have substantial defenses to the questions being raised and would pursue all legal remedies should an unfavorable outcome result. We believe we have adequately provided for any ultimate amounts that would result from these proceedings where it is probable we will pay some amounts and the amounts can be estimated; however, it is too early to predict a final outcome of these matters.

Workforce

At December 31, 2004, we had approximately 74,000 employees, including 11,000 in Europe. Approximately 18,700 of our employees in North America are covered by collective bargaining agreements in 169 different employee units and approximately 8,000 of our employees in Europe are covered by local agreements. These bargaining agreements expire at various dates over the next seven years, including some in 2005. We believe that we will be able to renegotiate subsequent agreements on satisfactory terms.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense in the income statement. SFAS 123R is effective for the first annual or interim reporting period beginning after June 15, 2005 and requires one of two transition methods to be applied. We expect to adopt SFAS 123R on July 2, 2005 and are in the process of determining which transition method we will apply. Refer to Note 1 of the Notes to Consolidated Financial Statements for the proforma effect of recording our stock-based compensation plans under the fair value method of SFAS 123 and Note 12 for additional information about our stock-based compensation plans.

In December 2004, the FASB issued SFAS 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our Consolidated Financial Statements.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our Consolidated Financial Statements.

Cautionary Statements

Certain expectations and projections regarding the future performance of Coca-Cola Enterprises Inc. (“we,” “our,” or “us”) referenced in this Annual Report and in other reports and proxy statements we file with the U.S. Securities and Exchange Commission are forward-looking statements. Officers may also make verbal statements to analysts, investors, the media, and others that are “forward-looking.” Forward-looking statements include, but are not limited to:

•	Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure or other financial measures;

•	Descriptions of anticipated plans or objectives of our management for operations, products or services;

•	Forecasts of performance; and

•	Assumptions regarding any of the foregoing.

Forward-looking statements involve matters which are not historical facts. Because these statements involve anticipated events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions. Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date they are made and they might not be updated to reflect changes as they occur after the forward-looking statements are made.

For example, in this report, we have forward-looking statements regarding our expectations for:

•	volume growth;

•	operating income growth;

•	cash flows from operations;

•	net price per case growth;

•	cost of goods per case growth;

•	operating expense growth;

•	concentrate cost increases from The Coca-Cola Company (“TCCC”);

•	capital expenditures; and

•	developments in accounting standards.

There are several factors – many beyond our control – that could cause results to differ significantly from our expectations. Our expectations are based on then currently available competitive, financial, and economic data along with our operating plans and are subject to future events and uncertainties. We caution readers that in addition to the important factors described elsewhere in this Annual Report, the following factors, among others, could cause our business, results of operations and/or financial condition in 2005 and thereafter to differ significantly from those expressed in any forward-looking statements. There are also other factors not described in this Annual Report that could cause results to differ from our expectations.

Marketplace

Our response to continued and increased customer and competitor consolidations and marketplace competition may result in lower than expected net pricing of our products. In addition, competitive pressures may cause channel and product mix to shift from more profitable cold drink channels and packages and adversely affect our overall pricing. Efforts to improve pricing in the future consumption channels of our business may result in lower than expected volume. In addition, weather conditions, particularly in Europe, may have a significant impact on our sales volume. Net pricing, volume, and costs of sales are the primary determinants of net earnings.

Health and wellness trends throughout the marketplace have resulted in a decreased demand for regular soft drinks and an increased desire for more diet and low-calorie products. Our failure to offset the decline in sales of our regular soft drinks and to provide the types of products that our customers prefer could have an adverse affect on our business, results of operations, and financial condition.

Cost Participation Payments from The Coca-Cola Company:

Material changes in levels of payments historically provided under various programs with TCCC, or our inability to meet the performance requirements for the anticipated levels of such support payments, could adversely affect future earnings. TCCC is under no obligation to participate in future programs or continue past levels of payments into the future. The current agreement designed to support profitable growth in brands of TCCC in our territories may be canceled by either party prior to the end of a fiscal year with at least six months’ prior written notice.

The amount of infrastructure funding from TCCC recognized as an offset to cost of sales in a given year is dependent upon the actual number of units placed in service. Actual results may differ materially from projections should placement levels be significantly different than program requirements. Should we not satisfy the provisions of the infrastructure funding programs and we are unable to agree with TCCC on an alternative solution, TCCC would be able to seek partial refund of amounts previously paid.

Raw Materials

If there are unanticipated increases in the costs of raw materials, ingredients, or packaging materials and we are unable to pass the increased costs onto our customers in the form of higher prices, our earnings and financial condition could be adversely affected. Additionally, if suppliers of raw materials, ingredients, or packaging materials are affected by strikes, weather conditions, governmental controls, national emergencies, or other events, and we are unable to obtain the materials from an alternate source, our earnings and financial condition could be adversely affected.

Infrastructure Investment

Projected capacity levels of our infrastructure investments may differ from actual levels if our volume growth is not as anticipated. Significant changes from our expected timing of returns on cold drink equipment and employee, fleet, and plant infrastructure investments could adversely impact our Consolidated Financial Statements.

Financing Considerations

Changes from our expectations for interest and currency exchange rates can have a material impact on our forecasts. We may not be able to completely mitigate the effect of significant interest rate or currency exchange rate changes. Changes in our debt rating have a material adverse effect on interest costs and our financing sources.

Legal Contingencies

Changes from expectations for the resolution of outstanding legal claims and assessments could have a material impact on our forecasts and financial condition. Litigation or other claims based on alleged unhealthful properties of soft drinks could be filed against us and would require our management to devote significant time and resources to dealing with such claims. While we would not believe such claims to be meritorious, any such claims would be accompanied by unfavorable publicity that could have an adverse effect on the sales of certain of our products.

Legislative Risk

Our business model is dependent on the availability of our products in multiple channels and locations to better satisfy our customers’ needs. Laws that restrict our ability to distribute products in schools and other venues could negatively impact our revenue, profit, and cash flows.

Tax Contingencies

An assessment of additional taxes resulting from audits of our tax filings for various periods could have a material impact on our earnings and financial condition.

Weather

Unfavorable weather conditions in the geographic regions in which we do business could have a material impact on our earnings and financial condition.

Workforce

Approximately 36 percent of our employees are covered by collective bargaining agreements or local agreements. These bargaining agreements expire at various dates over the next seven years, including some in 2005. The inability to renegotiate subsequent agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our earnings and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

See “CURRENT TRENDS AND UNCERTAINTIES — Interest Rate And Currency Risk Management” in ITEM 7 (above).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited Financial Statements

Report of Management

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements included in this annual report. The financial statements have been prepared in accordance with U.S. generally accepted accounting principles and reflect management’s judgments and estimates concerning effects of events and transactions that are accounted for or disclosed.

Internal Control Over Financial Reporting

Management is also responsible for establishing and maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2004. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2004.

Audit Committee’s Responsibility

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting, and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of our independent registered public accounting firm and approves decisions regarding the appointment or removal of our Vice President, Internal Audit. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. Our independent registered public accounting firm and our internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

/S/ JOHN R. ALM
President and Chief Executive Officer

/S/ SHAUN B. HIGGINS
Executive Vice President and Chief Financial Officer

/S/ WILLIAM W. DOUGLAS
Vice President, Controller and Principal Accounting Officer

Atlanta, Georgia March 2, 2005

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareowners of Coca-Cola Enterprises Inc.

We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coca-Cola Enterprises Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 2, 2005

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareowners of Coca-Cola Enterprises Inc.

We have audited management’s assessment, included in the Internal Control Over Financial Reporting section of the accompanying Report of Management, that Coca-Cola Enterprises Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coca-Cola Enterprises Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Coca-Cola Enterprises Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Coca-Cola Enterprises Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coca-Cola Enterprises Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 2, 2005

Coca-Cola Enterprises Inc.

Consolidated Statements of Income

	Year ended December 31,
(in millions, except per share data)	2004	2003	2002
Net operating revenues	$18,158	$17,330	$16,058
Cost of sales	10,771	10,165	9,458

Gross profit	7,387	7,165	6,600
Selling, delivery, and administrative expenses	5,951	5,588	5,236

Operating income	1,436	1,577	1,364
Interest expense, net	619	607	662
Other nonoperating income, net	1	2	3

Income before income taxes	818	972	705
Income tax expense	222	296	211

Net income	596	676	494
Preferred stock dividends	—	2	3

Net income applicable to common shareowners	$596	$674	$491

Basic net income per share applicable to common shareowners	$1.28	$1.48	$1.09

Diluted net income per share applicable to common shareowners	$1.26	$1.46	$1.07

Dividends per share applicable to common shareowners	$0.16	$0.16	$0.16

Basic weighted average common shares outstanding	465	454	449

Diluted weighted average common shares outstanding	473	461	458

Income (expense) amounts from transactions with The Coca-Cola Company – Note 3:
Net operating revenues	$529	$484	$542
Cost of sales	(4,847)	(4,453)	(4,181)
Selling, delivery, and administrative expenses	3	23	4

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2004	2003
ASSETS
Current:
Cash and cash equivalents	$155	$80
Trade accounts receivable, less allowances of $50 and $52, respectively	1,877	1,735
Amounts receivable from The Coca-Cola Company, net	—	37
Inventories	763	725
Current deferred income tax assets	96	42
Prepaid expenses and other current assets	373	381

Total current assets	3,264	3,000
Property, plant, and equipment, net	6,913	6,794
Goodwill	578	578
Franchise license intangible assets, net	14,517	14,171
Customer distribution rights and other noncurrent assets, net	1,082	1,157

Total assets	$26,354	$25,700

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,701	$2,760
Amounts payable to The Coca-Cola Company, net	78	—
Deferred cash receipts from The Coca-Cola Company	45	87
Current portion of debt	607	1,094

Total current liabilities	3,431	3,941
Debt, less current portion	10,523	10,552
Retirement and insurance programs and other long-term obligations	1,406	1,480
Deferred cash receipts from The Coca-Cola Company, less current	331	355
Long-term deferred income tax liabilities	5,238	4,965
Amounts payable to The Coca-Cola Company	47	42
Shareowners’ Equity:
Preferred stock	—	—
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 477,331,329 and 462,084,668 shares, respectively	477	462
Additional paid-in capital	2,860	2,611
Reinvested earnings	1,761	1,241
Accumulated other comprehensive income (loss)	390	133
Common stock in treasury, at cost – 7,680,398 and 6,330,513 shares, respectively	(110)	(82)

Total shareowners’ equity	5,378	4,365

Total liabilities and shareowners’ equity	$26,354	$25,700

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(in millions)	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$596	$676	$494
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation	1,068	1,022	965
Net change in customer distribution rights	18	61	49
Deferred cash receipts from The Coca-Cola Company recognized in earnings	(50)	(72)	(74)
Deferred income tax expense	124	237	138
Retirement plan contributions in excess of pension expense	(111)	(107)	(27)
Changes in assets and liabilities, net of acquisition amounts:
Trade accounts and other receivables	(21)	(75)	(121)
Inventories	(2)	(6)	(29)
Prepaid expenses and other assets	29	(141)	(13)
Accounts payable and accrued expenses	57	292	45
Other changes, net	(93)	(90)	(55)

Net cash derived from operating activities	1,615	1,797	1,372

Cash Flows From Investing Activities:
Capital asset investments	(946)	(1,099)	(1,029)
Capital asset disposals, $58 million from The Coca-Cola Company in 2003	24	95	23
Acquisitions of bottling operations, net of cash acquired	—	(13)	(30)
Other investing activities	—	—	(3)

Net cash used in investing activities	(922)	(1,017)	(1,039)

Cash Flows From Financing Activities:
Increase (decrease) in commercial paper, net	172	(817)	(288)
Issuances of debt	386	913	1,739
Payments on debt	(1,295)	(857)	(1,971)
Dividend payments on common and preferred stock	(76)	(74)	(75)
Exercise of employee stock options	181	30	32
Interest rate swap settlement	—	29	—

Net cash used in financing activities	(632)	(776)	(563)

Net effect of exchange rate changes on cash and cash equivalents	14	8	14

Net Increase (Decrease) In Cash and Cash Equivalents	75	12	(216)
Cash and Cash Equivalents At Beginning of Year	80	68	284

Cash and Cash Equivalents At End of Year	$155	$80	$68

Supplemental Noncash Investing And Financing Activities:
Acquisitions of bottling operations:
Fair values of assets acquired	$—	$27	$30
Debt issued and assumed	—	(3)	—
Other liabilities assumed	—	(11)	—

Cash paid, net of cash acquired	$—	$13	$30

Interest paid, net of amounts capitalized	$583	$609	$650
Income taxes paid (refunded), net	108	(1)	33

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Consolidated Statements of Shareowners’ Equity

	Year ended December 31,
(in millions)	2004	2003	2002
Preferred Stock:
Balance at beginning of year	$—	$37	$37
Conversion of preferred stock to common stock	—	(37)	—

Balance at end of year	—	—	37

Common Stock:
Balance at beginning of year	462	458	453
Exercise of employee stock options	13	3	4
Issuance of stock under deferred compensation plans	1	—	—
Issuance of stock-based compensation awards	1	1	1

Balance at end of year	477	462	458

Additional Paid-in Capital:
Balance at beginning of year	2,611	2,581	2,527
Issuance of stock-based compensation awards	32	29	17
Unamortized cost of stock-based compensation awards	(33)	(30)	(18)
Issuance of stock under deferred compensation plans	21	(6)	—
Expense amortization of stock-based compensation awards	20	11	7
Exercise of employee stock options	168	25	28
Tax benefit from stock compensation plans	37	9	16
Conversion of preferred stock to common stock	—	(9)	—
Other changes	4	1	4

Balance at end of year	2,860	2,611	2,581

Reinvested Earnings:
Balance at beginning of year	1,241	639	220
Dividends on common stock	(76)	(72)	(72)
Dividends on preferred stock	—	(2)	(3)
Net income	596	676	494

Balance at end of year	1,761	1,241	639

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	133	(236)	(292)
Currency translations	305	572	219
Net investment hedges	(28)	(86)	(77)
Gains (losses) on cash flow hedges	1	(4)	5
Minimum pension liability adjustments	(23)	(106)	(105)
Gains (losses) on equity securities	2	(7)	14

Net other comprehensive income (loss) adjustments, net of taxes	257	369	56

Balance at end of year	390	133	(236)

Treasury Stock:
Balance at beginning of year	(82)	(132)	(125)
Issuance of stock under deferred compensation plans	(22)	4	—
Conversion of preferred stock to common stock	—	46	—
Other changes	(6)	—	(7)

Balance at end of year	(110)	(82)	(132)

Total Shareowners’ Equity	$5,378	$4,365	$3,347

Comprehensive Income:
Net income	$596	$676	$494
Net other comprehensive income adjustments	257	369	56

Total comprehensive income	$853	$1,045	$550

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements

Note 1

SIGNIFICANT ACCOUNTING POLICIES

The Company’s Business

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our,” or “us”) is the world’s largest marketer, producer, and distributor of bottle and can nonalcoholic beverages. We market, produce, and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States, the District of Columbia, and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as “Europe”).

Basis of Presentation

Our Consolidated Financial Statements include the accounts of CCE and our majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Our fiscal year ends on December 31. For interim quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period.

Use of Estimates

Our Consolidated Financial Statements and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include estimates and assumptions made by management that affect reported amounts. Actual results could differ from those estimates.

Reclassifications

We have reclassified certain amounts in our prior years’ Consolidated Financial Statements to conform to our current presentation.

Revenue Recognition

We recognize net operating revenues from the sale of our products when we deliver the products to our customers and in the case of full service vending, when we collect cash from vending machines. We earn service revenues for equipment maintenance and production when services are performed.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to sales distribution centers are included in cost of sales on our Consolidated Statements of Income. Shipping and handling costs related to the movement of finished goods from sales distribution centers to customer locations are included in selling, delivery, and administrative expenses on our Consolidated Statements of Income and totaled approximately $1.6 billion in both 2004 and 2003, respectively, and $1.4 billion in 2002. Our customers do not pay us separately for shipping and handling costs.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with maturity dates less than three months. The fair value of our cash and cash equivalents approximate the amounts shown in our Consolidated Balance Sheets.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Credit Risk and Trade Accounts Receivable Allowance

We sell our products to retailers, wholesalers, and other customers and extend credit, generally without requiring collateral, based on an evaluation of the customer’s financial condition. While we have a concentration of credit risk in the retail sector, this risk is mitigated due to our large number of geographically dispersed customers. Potential losses on receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. We carry our trade accounts receivable at net realizable value. Typically, our accounts receivable are collected in less than 40 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by evaluating the aging of our receivables and by analyzing our high-risk customers. Past due receivable balances are written off when our internal collection efforts have been unsuccessful in collecting the amount due.

Sale of Accounts Receivable

We have an agreement in Canada whereby designated revolving pools of accounts receivable may be sold with recourse at a discount to a Canadian special purpose trust. At any given time, the maximum capacity available under this agreement is $75 million Canadian dollars (approximately $62 million and $58 million U.S. dollars, at December 31, 2004 and 2003, respectively). At December 31, 2004 and 2003, we had sold $70 million Canadian dollars and $75 million Canadian dollars, respectively, of the receivables available under this agreement. We have accounted for this agreement as a sale. As such, we have excluded the sold receivables from our Consolidated Balance Sheets. We retain collection and administrative responsibilities for the accounts receivable sold. Our liability to service the receivables sold is indistinguishable from other collection responsibilities and is not separately recorded as a liability. Our recourse liability is limited to the requirement to repurchase any balance that ceases to be a part of the designated pool. This agreement was subsequently terminated in accordance with the terms of the agreement on its scheduled expiration date of January 31, 2005.

Inventories

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

The following table summarizes our inventories as of December 31, 2004 and 2003 (in millions):

	2004	2003
Finished goods	$450	$475
Raw materials and supplies	313	250

Total inventories	$763	$725

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Property, Plant, and Equipment

The following table summarizes our property, plant and equipment as of December 31, 2004 and 2003 (in millions):

	2004	2003	Useful Life
Land	$488	$445	n/a
Building and improvements	2,197	2,064	20 to 40 years
Cold drink equipment	5,465	5,283	5 to 13 years
Fleet	1,680	1,582	5 to 20 years
Machinery and equipment	3,219	2,969	3 to 20 years
Furniture and office equipment	1,020	909	3 to 10 years

Property, plant and equipment	14,069	13,252
Less: accumulated depreciation and amortization	7,408	6,729

	6,661	6,523
Construction in process	252	271

Property, plant and equipment, net	$6,913	$6,794

Property, plant, and equipment are recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of our assets. Our cold drink equipment is depreciated over the estimated useful life of the group, as determined using the group-life method. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. For tax purposes, we use other depreciation methods (generally, accelerated depreciation methods) where appropriate.

We assess the recoverability of the carrying amount of our property, plant, and equipment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If we determine that the carrying value of an asset is not recoverable based on its expected undiscounted future cash flows, we record an impairment loss equal to the excess of the carrying amount of the asset over its estimated fair value.

We capitalize certain development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred. During 2004 and 2003, we capitalized approximately $55 million and $75 million, respectively, related to Project Pinnacle, our multi-year effort to redesign our business processes and implement the SAP software platform.

Goodwill and Franchise License Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), we do not amortize our goodwill and franchise license intangible assets. Instead, these assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. We perform our impairment tests of goodwill and franchise license intangible assets at the North American and European group levels, our reporting units.

The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. For franchise license intangible assets, the impairment test involves comparing the estimated fair value of franchise license intangible assets for a reporting unit, as determined using discounted future cash flows, to its carrying amount to determine if a write-down to fair value is required. At October 29, 2004, we performed our annual impairment tests of goodwill and franchise license intangible assets. The results indicated that the fair values of our goodwill and franchise license intangible assets exceed their carrying amounts and, therefore, the assets are not impaired.

The following table summarizes the net carrying amounts of our franchise license intangible assets as of December 31, 2004 and 2003 (in millions):

	2004	2003
North America	$10,593	$10,488
Europe	3,924	3,683

Franchise license intangible assets, net	$14,517	$14,171

Our franchise license agreements contain performance requirements and convey to the licensee the rights to distribute and sell products of the licensor within specified territories. Our domestic cola franchise license agreements with TCCC do not expire, reflecting a long and ongoing relationship. Our agreements with TCCC covering our United States non-cola, European, and Canadian operations are periodically renewable. TCCC does not grant perpetual franchise license intangible rights outside the United States; however, these agreements can be renewed for additional terms at our request with minimal cost. We believe and expect these and other renewable licensor agreements will be renewed at each expiration date and, therefore, are essentially perpetual. We have never had a franchise license agreement with TCCC terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term. After evaluating the renewal provisions of our franchise license agreements and our mutually beneficial relationship with TCCC, we have assigned an indefinite life to all of our franchise license intangible assets.

Investments in Marketable Equity Securities

We record our investments in marketable equity securities at fair value. Changes in the fair value of securities classified as available for sale are recorded in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets, unless we determine the changes to be other than temporary. If we determine that an unrealized loss is other than temporary, we recognize the loss in earnings (refer to Note 14).

Risk Management Programs

In general, we are self-insured for the costs of workers’ compensation, casualty, and health and welfare claims. We use commercial insurance for casualty and workers’ compensation claims to reduce the risk of catastrophic losses. Workers’ compensation and casualty losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. Our workers’ compensation liability is discounted using estimated weighted average risk-free interest rates that correspond with expected claim years.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Stock-Based Compensation Plans

We account for our stock-based compensation plans using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

We have stock-based compensation plans that provide for the granting of non-qualified stock options and restricted stock to certain key employees. We do not recognize stock option compensation expense because our stock options are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant. We recognize employee compensation expense for restricted stock awards and stock option award modifications.

The following table illustrates the effect on reported net income applicable to common shareowners and earnings per share for the years ended December 31, 2004, 2003, and 2002, had we accounted for our stock-based compensation plans using the fair value method of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended (in millions, except per share data):

	2004	2003	2002
Net income applicable to common shareowners, as reported	$596	$674	$491
Add: Total stock-based employee compensation costs included in net income applicable to common shareowners, net of tax	15	8	5
Less: Stock-based employee compensation costs determined under the fair value method for all awards, net of tax	(71)	(69)	(52)

Net income applicable to common shareowners, pro forma	$540	$613	$444

Net income per share applicable to common shareowners:
Basic – as reported	$1.28	$1.48	$1.09

Basic – pro forma	$1.16	$1.35	$0.99

Diluted – as reported	$1.26	$1.46	$1.07

Diluted – pro forma	$1.14	$1.33	$0.97

Refer to Note 12 for additional information about our stock-based compensation plans.

Income Taxes

We provide for income taxes under the liability method of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized (refer to Note 11).

Foreign Currency Translations

Assets and liabilities of our international operations are translated from local currencies into U.S. dollars at currency exchange rates in effect at the end of a fiscal period. Gains and losses from translations of foreign entities are included in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. Revenues and expenses are translated at average monthly currency exchange rates. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other nonoperating income, net on our Consolidated Statements of Income.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Fair Values of Financial Instruments and Derivatives

The fair values of our cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of our debt instruments are calculated based on debt with the same maturities and credit quality and current market interest rates (refer to Note 7). The estimated fair values of our derivative instruments are calculated based on market rates. These values represent the estimated amounts we would receive or pay to terminate agreements, taking into consideration current market rates. Market conditions and counterparty creditworthiness can also factor into the values received or paid should there be an actual unwinding of any of these agreements (refer to Note 6).

Derivative Financial Instruments

We account for our derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended (refer to Note 6). We use interest rate swap agreements and other financial instruments to manage the fluctuation of interest rates on our debt portfolio. We also use currency swap agreements, forward agreements, options, and other financial instruments to minimize the impact of exchange rate changes on our nonfunctional currency cash flows and to protect the value of our net investments in foreign operations. All derivative financial instruments are recorded at their fair values on our Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes.

Our interest rate swap agreements designated as fair value hedges are used to mitigate our exposure to changes in the fair value of fixed rate debt resulting from fluctuations in interest rates. Effective changes in the fair value of these hedges are recognized as adjustments to the carrying values of the related hedged liabilities. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized in other nonoperating income, net on our Consolidated Statements of Income.

Our cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to certain forecasted transactions, including our international raw material purchases and payments on certain foreign currency debt obligations. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. These effective changes are then recognized in the period that the forecasted purchases or payments are made in the expense line item on our Consolidated Statements of Income that is consistent with the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized in other nonoperating income, net on our Consolidated Statements of Income.

We enter into certain foreign currency denominated borrowings as net investment hedges of our international subsidiaries. Changes in the carrying value of these borrowings arising from exchange rate changes are recognized in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged.

We also, at times, enter into derivative instruments that are not designated as hedge instruments under SFAS 133. Changes in the fair value of these instruments are recognized in other nonoperating income, net on our Consolidated Statements of Income.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

We are exposed to counterparty credit risk on all of our derivative financial instruments. Because the amounts are recorded at fair value, the full amount of our exposure is the carrying value of these instruments. We only enter into derivative transactions with well established financial institutions, so we believe our risk is minimal. We do not require collateral under these agreements.

Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated with customers are arrangements under which allowances can be earned by the customer for attaining agreed-upon sales levels and/or for participating in specific marketing programs. Coupon programs and under-the-cap promotions are also developed on a territory-specific basis with the intent of increasing sales by all customers. The costs of these various programs, included as a deduction in net operating revenues, totaled approximately $1.9 billion, $1.7 billion, and $1.5 billion in 2004, 2003, and 2002, respectively.

We participate in customer trade marketing (“CTM”) programs in the United States administered by TCCC. We are responsible for all costs of the programs in our territories, except for the costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative for the North American bottling system. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace.

We frequently participate with TCCC in contractual arrangements at specific athletic venues, school districts, and other locations, whereby we obtain exclusive pouring or vending rights at a specific location in exchange for cash payments. We record our obligation under each contract at inception and defer and amortize the total required payments using the straight-line method over the term of the contract. At December 31, 2004, the net unamortized balance of these arrangements, included in customer distribution rights and other noncurrent assets, net on our Consolidated Balance Sheet, totaled approximately $546 million (consisting of capitalized amounts of approximately $1,052 million, net of $506 million in accumulated amortization). Amortization expense on these assets, included as a deduction in net operating revenues, totaled approximately $150 million, $143 million, and $128 million in 2004, 2003, and 2002, respectively. The following table summarizes the estimated amortization expense over the next five years related to these assets as of December 31, 2004 (in millions):

Years ending December 31,	Amortization Expense
2005	$137
2006	117
2007	95
2008	72
2009	47

At December 31, 2004, the liability associated with these arrangements totaled approximately $428 million, $160 million of which is included in accounts payable and accrued expenses on our Consolidated Balance Sheet, and $268 million of which is included in other long-term obligations on our Consolidated Balance Sheet. Cash payments on these obligations totaled approximately $132 million, $82 million, and $79 million during 2004, 2003, and 2002, respectively. The

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

following table summarizes the estimated future payments required under these arrangements as of December 31, 2004 (in millions):

Years ending December 31,	Future Payments
2005	$160
2006	76
2007	62
2008	45
2009	32
Thereafter	53

Total future payments	$428

For presentation purposes, the net change in customer distribution rights on our Consolidated Statements of Cash Flows is presented net of cash payments made under these arrangements.

For additional information about our transactions with TCCC, refer to Note 3.

Marketing Costs and Other Support Arrangements

We participate in various programs supported by TCCC or other licensors. Under these programs, certain costs incurred by us are reimbursed by the applicable licensor. We classify cash consideration received from vendors as a reduction in cost of sales, unless we can overcome the presumption that the cash consideration is a reduction in the price of the vendor’s products.

Payments from TCCC and other licensors for marketing programs and other similar arrangements to promote the sale of products are classified as a reduction in cost of sales. Payments for marketing programs to promote the sale of licensed products are recognized in cost of sales either in the period in which payments are specified or on a per unit basis over the year as product is sold. Payments for volume-based marketing programs are recognized as product is sold and payments for programs covering a specific period are recognized on a straight-line basis over the specified period. Support payments from licensors received in connection with market or infrastructure development are classified as a reduction in cost of sales.

For additional information about our transactions with TCCC, refer to Note 3.

Note 2

NEW ACCOUNTING STANDARDS

Recently Issued Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense in the income statement. SFAS 123R is effective for the first annual or interim reporting period beginning after June 15, 2005 and requires one of two transition methods to be applied. We expect to adopt SFAS 123R on July 2, 2005 and are in the process of determining which transition method we will apply. Refer to Note 1 for the proforma effect of recording our stock-based compensation plans under the fair value method of SFAS 123 and Note 12 for additional information about our stock-based compensation plans.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

In December 2004, the FASB issued SFAS 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on our Consolidated Financial Statements.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective for the first annual reporting period beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a material impact on our Consolidated Financial Statements.

Recently Adopted Standards

In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”). The American Jobs Creation Act of 2004 was signed into law on October 22, 2004 and contains, among other things, a repatriation provision that provides a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated, provided certain criteria are met. FSP 109-2 was issued to provide accounting guidance and specific disclosure requirements related to the repatriation provision. We are currently evaluating the impact to us of the repatriation provision and are awaiting further clarifying guidance to be issued by the U.S. Congress or the U.S. Treasury Department regarding certain key elements of this provision. At this time, we are unable to determine if the repatriation provision will have a material impact on our Consolidated Financial Statements. Refer to Note 11 for additional information about the repatriation provision and our income taxes.

In May 2004, the FASB issued FSP FAS No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Act”) for employers that sponsor postretirement health plans that provide prescription drug benefits that are “actuarially equivalent” to Medicare Part D. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Medicare Act. Refer to Note 10 for additional information about the impact of the Medicare Act on our Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), and revised it in December 2003 (“FIN 46R”). FIN 46R addresses how to identify variable interest entities (“VIEs”) and the criteria that require a company to consolidate such entities in certain instances. FIN 46R was effective on February 1, 2003 for all new transactions and was effective April 1, 2004 for all transactions entered into prior to February 1, 2003. We participate in several manufacturing cooperatives and a purchasing cooperative, which

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

we have identified as VIEs and have an ownership interest in a vending partnership, which we have determined is not a VIE. Refer to Note 9 for additional information about these entities.

Note 3

RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 94 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 36 percent of our outstanding shares as of December 31, 2004. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties.

The following table presents transactions with TCCC that directly affected our Consolidated Statements of Income for the years ended December 31, 2004, 2003, and 2002 (in millions):

	2004	2003	2002
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$428	$403	$461
Dispensing equipment repair services	54	53	51
Other transactions	47	28	30

Total	$529	$484	$542

Amounts affecting cost of sales:
Purchases of syrup, concentrate, and mineral water	$(4,609)	$(4,451)	$(4,269)
Purchases of sweeteners	(309)	(311)	(325)
Purchases of finished products	(594)	(633)	(498)
Marketing support funding earned	615	862	837
Cold drink equipment placement funding earned	50	72	74
Cost recovery from sale of hot-fill production facility	—	8	—

Total	$(4,847)	$(4,453)	$(4,181)

Amounts affecting selling, delivery, and administrative expenses:
Marketing program payments	$(22)	$(2)	$(16)
Operating expense cost reimbursements:
To TCCC	—	(18)	(18)
From TCCC	25	43	38

Total	$3	$23	$4

Fountain Syrup and Packaged Product Sales

We sell fountain syrup to TCCC in certain territories and deliver this syrup to certain major fountain accounts of TCCC. We will, on behalf of TCCC, invoice and collect amounts receivable for these fountain sales. We also sell bottle and can products to TCCC at prices that are generally similar to the prices charged by us to our major customers.

Purchases of Syrup, Concentrate, Mineral Water, Sweeteners, and Finished Products

We purchase syrup, concentrate, and mineral water requirements from TCCC to produce, package, distribute, and sell TCCC products under licensing agreements. These licensing agreements give TCCC complete discretion to set prices of syrup and concentrate. Pricing of mineral water is based on contractual arrangements with TCCC. We also purchase finished products and fountain syrup from TCCC for sale within certain of our territories and have an agreement

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

with TCCC to purchase from them substantially all our requirements for sweeteners in the United States.

Marketing Support Funding Earned and Other Arrangements

We and TCCC engage in a variety of marketing programs, local media advertising, and other similar arrangements to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid under the programs are determined annually and as the programs progress during the year. TCCC is under no obligation to participate in the programs or continue past levels of funding in the future. The amounts paid and terms of similar programs may differ with other licensees. Marketing support funding programs funded to us provide financial support principally based on product sales to offset a portion of the costs to us of the programs. TCCC also administers certain other marketing programs directly with our customers. During 2004, 2003, and 2002, direct-marketing support paid or payable to us, or to customers in our territories by TCCC, totaled approximately $719 million, $1.0 billion, and $1.0 billion, respectively. We recognized $615 million, $862 million, and $837 million of these amounts as a reduction in cost of sales during 2004, 2003, and 2002, respectively. Amounts paid directly to our customers by TCCC during 2004, 2003, and 2002 totaled $104 million, $114 million, and $201 million, respectively, and are not included in the table above. TCCC also paid $1 million and $3 million in 2003 and 2002, respectively, directly to our customers for their participation in long-term agreements.

Effective May 1, 2004 in the United States and June 1, 2004 in Canada, we and TCCC agreed that a significant portion of our funding from TCCC would be netted against the price we pay TCCC for concentrate. As a result of this change, we and TCCC agreed to terminate the Strategic Growth Initiative (“SGI”) program and eliminate the Special Marketing Funds (“SMF”) funding program previously in place. TCCC paid us for all funding earned under the SMF funding program. Under the SGI program, we recognized $58 million, $161 million, and $150 million during 2004, 2003, and 2002, respectively, related to sales and volume growth through the termination date of the program. These amounts are included in the total amounts recognized in marketing support funding earned in the table above.

In conjunction with the above changes, we and TCCC agreed to establish a Global Marketing Fund (“GMF”), effective May 1, 2004, under which TCCC will pay us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive ten-year periods thereafter unless either party gives written notice to terminate the agreement. The marketing activities to be funded under this agreement will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. TCCC may terminate this agreement for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control. We received a pro rata amount of $41.5 million during 2004. This amount is included in the total amount recognized in marketing support funding earned in the table above.

We participate in CTM programs in the United States administered by TCCC. We are responsible for all costs of the programs in our territories, except for the costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative for the North American bottling system. Amounts paid under CTM programs to TCCC for payment to customers on our behalf, included as reductions in net operating revenues,

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

totaled $224 million for 2004, $219 million for 2003, and $248 million for 2002. These amounts are not included in the table above.

We have an agreement with TCCC under which TCCC provides support payments for the marketing of certain brands of TCCC in the Herb territories acquired in 2001. Under the terms of this agreement, we received $14 million in 2004 and 2003 and will receive $14 million annually through 2008 and $11 million in 2009. Payments received under this agreement are not refundable to TCCC. These amounts are included in the total amounts recognized in marketing support funding earned in the table above.

Cold Drink Equipment Placement Funding Earned

We participate in programs with TCCC designed to promote the placement of cold drink equipment (“Jumpstart Programs”). Under the Jumpstart Programs, as amended, we agree to (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2010; (2) maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum sales volume of TCCC products. We have agreed to relocate equipment if it is not generating sufficient volume to meet minimum requirements. Movement of the equipment is required only if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the programs.

During 2004, we and TCCC amended our Jumpstart agreement in North America to defer the placement of certain vending equipment from 2004 and 2005 to 2009 and 2010. In exchange for this amendment, we agreed to pay TCCC $1.5 million in 2004, $3.0 million annually in 2005 through 2008, and $1.5 million in 2009. Additionally, we and TCCC have amended our Jumpstart agreement in Europe to (1) consolidate country-specific placement requirements; (2) redefine the definition of a placement for certain large coolers; and (3) extend the agreement through 2009.

Should we not satisfy the provisions of the Jumpstart Programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under the programs and we believe the probability of a partial refund of amounts previously received under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs. We and TCCC have amended prior agreements to reflect, where appropriate, modified goals, and we believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart Programs.

We received approximately $1.2 billion in Jumpstart support payments from TCCC during the period 1994 through 2001. There are no additional amounts payable to us from TCCC under these programs. We recognize the majority of support payments received from TCCC as we place cold drink equipment. A portion of the support payments are recognized on a straight-line basis over the 12-year period beginning after equipment is placed. We recognized a total of $50 million, $72 million, and $74 million in 2004, 2003, and 2002, respectively. The decrease in the 2004 amount as compared to 2003 reflects the reduction in equipment purchases and placements as provided for under the amended agreements.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2004, $370 million in support payments were deferred under the Jumpstart Programs. Of this amount, approximately $351 million is expected to be recognized during the period 2005 through 2010 as equipment is placed, and approximately $19 million is expected to be recognized over the 12 years after the equipment is placed. We have allocated the support payments to equipment units based on per unit funding amounts. The amount allocated to the requirement to place equipment is the balance remaining after determining the potential cost of moving the equipment after placement. The amount allocated to the potential cost of moving equipment after placement is determined based on an estimate of the units of equipment that could potentially be moved and an estimate of the cost to move that equipment.

Marketing Program Payments

On occasion, we participate in marketing programs outside the scope of recurring arrangements with TCCC. In 2004, 2003, and 2002, we paid TCCC approximately $22 million, $2 million, and $16 million, respectively, for participation in these types of marketing programs.

Operating Expense Cost Reimbursements

During the first quarter of 2004, we revised our base SMF funding rate with TCCC to include reimbursements related to the staffing costs associated with customer marketing group (“CMG”) efforts and local media activities. We subsequently terminated our SMF funding agreement with TCCC in the second quarter of 2004 as discussed above. Prior to 2004, TCCC reimbursed us for the staffing costs of CMG efforts in North America and we reimbursed TCCC for the staffing costs of local media efforts. Amounts reimbursed to us by TCCC for CMG staffing costs during 2003 and 2002 were $43 million and $38 million, respectively. Amounts reimbursed to TCCC for local media staffing costs were $18 million in both 2003 and 2002. The 2004 amount reflected in the table above represents staffing costs reimbursed to us by TCCC under a separate agreement.

Other Transactions

In 2004, we recalled the recently launched Dasani water brand in Great Britain because of bromate levels exceeding British regulatory standards. We received $32 million from TCCC during 2004 as reimbursement for recall costs. We recognized this reimbursement as an offset to the related costs of the recall.

In 2003, we sold a hot-fill plant in Truesdale, Missouri to TCCC for approximately $58 million realizing cost recoveries for operating, depreciation, and carrying costs of $8 million as a reduction in cost of sales.

In 2003, we acquired the production and distribution facilities of Chaudfontaine, a Belgian water brand. At the same time, TCCC acquired the Chaudfontaine water source and brand. The total acquisition cost for both TCCC and us was $31 million in cash and assumed debt. Our portion of the acquisition cost was $16 million in cash and assumed debt. We also entered into an agreement with TCCC to equally share the profits or losses from the sale of Chaudfontaine products.

Other transactions with TCCC include the sale of bottle preforms, management fees, office space leases, and purchases of point-of-sale and other advertising items.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 4

ACQUISITIONS

When acquiring bottling operations with Coca-Cola licenses, we purchase the right to market, produce, and distribute beverage products of TCCC in specified territories. When acquisitions of other licensor product rights occur, similar rights are also obtained. The purchase method of accounting has been used for all acquisitions and, accordingly, the results of operations of acquired companies are included in our Consolidated Statements of Income beginning at the date of acquisition. In addition, the assets and liabilities of companies acquired are included in our Consolidated Balance Sheets at their estimated fair values on the date of acquisition. The following is a summary of our acquisition activities that occurred during 2003 and 2002.

2003

In 2003, we completed the acquisition of Chaudfontaine, a water bottling and distribution company in Belgium, for a cash purchase price of approximately $13 million.

2002

In 2002, we completed the following acquisitions in the United States and Canada for an aggregate cash purchase price of approximately $30 million:

•	Austin Coca-Cola Bottling Company, operating in Minnesota;

•	Dr. Pepper franchise license for territory located in Arizona;

•	Moak Bottling Company, Inc., operating in Mississippi;

•	Brown’s Beverages Ltd., operating in Canada; and

•	Dawson Creek Beverages Ltd., operating in Canada.

Note 5

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of December 31, 2004 and 2003 (in millions):

	2004	2003
Trade accounts payable	$835	$819
Accrued marketing costs	689	716
Accrued compensation and benefits	295	277
Accrued interest costs	206	192
Accrued taxes	204	285
Accrued self-insurance obligations	167	168
Other accrued expenses	305	303

Accounts payable and accrued expenses	$2,701	$2,760

Note 6

DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

Our interest rate swap agreements designated as fair value hedges are used to mitigate our exposure to changes in the fair value of fixed rate debt resulting from fluctuations in interest

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

rates. During 2004, 2003, and 2002, there was no ineffectiveness related to the change in the fair value of these hedges. At December 31, 2004 and 2003, our interest rate swap agreements had a total fair value of approximately $95 million and $139 million, respectively. These amounts are recorded in customer distribution rights and other noncurrent assets, net on our Consolidated Balance Sheets and are included in the carrying amount of our debt. The following table provides a summary of our outstanding interest rate swap agreements as of December 31, 2004 and 2003 (in millions):

	2004		2003
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Fixed-to-floating	$225	08/15/2006	$225	08/15/2006
Fixed-to-floating	500	05/15/2007	500	05/15/2007
Fixed-to-floating	150	09/30/2009	150	09/30/2009
Fixed-to-floating	550	08/15/2011	550	08/15/2011

In March 2003, we terminated a fixed-to-floating interest rate swap with a notional amount of $150 million and received a payment of $29 million equal to the fair value of the hedge on the termination date. The swap was previously designated as a fair value hedge of a fixed rate debt instrument due September 30, 2009. The fair value adjustments to the previously hedged debt instrument, totaling $29 million, are being recognized using the effective interest method over the remaining term of the related debt instrument, thereby decreasing the related interest expense over that period.

Cash Flow Hedges

Our cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to certain forecasted transactions, including our international raw material purchases and payments on certain foreign currency debt obligations. During 2004 and 2003, there was no ineffectiveness related to the change in the fair value of these hedges. In 2002, we recognized a $2 million gain in other nonoperating income, net on our Consolidated Statement of Income as a result of ineffectiveness related to these hedges.

At December 31, 2004, our cash flow hedges related to the purchase of international raw materials had a total fair value of approximately $3.5 million, which was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet. Unrealized net of tax gains of approximately $2.0 million related to these hedges was included in accumulated other comprehensive income (loss) on our Consolidated Balance Sheet. We expect these gains to be reclassified into cost of sales within the next 12 months as the forecasted purchases are made. At December 31, 2003, our cash flow hedges related to the purchase of international raw materials had a total fair value of approximately $1.5 million, which was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet. Unrealized net of tax gains of approximately $1 million related to these hedges was included in accumulated other comprehensive income (loss) on our Consolidated Balance Sheet. These gains were reclassified into cost of sales during 2004 as the forecasted purchases were made.

Net Investment Hedges

We enter into certain foreign currency denominated borrowings as net investment hedges of our international subsidiaries. We recorded a net of tax loss of approximately $28 million, $86 million, and $77 million in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets during 2004, 2003, and 2002, respectively, related to these hedges.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Other Derivative Instruments

In December 2004, we entered into forward exchange contracts not specifically designated as hedging instruments. These instruments are used to offset the earnings impact related to the variability of currency exchange rates on certain monetary liabilities denominated in non-functional currencies. At December 31, 2004, these contracts had a total fair value of approximately $0.2 million, which was recorded in accounts payable and accrued expenses on our Consolidated Balance Sheet.

In 2003, we entered into currency option contracts not specifically designated as hedging instruments under SFAS 133. These instruments were used to offset the earnings impact related to the variability of currency exchange rates on certain purchases of raw materials denominated in non-functional currencies. During 2004 and 2003, we recognized approximately $0.5 million and $1.0 million, respectively, in other nonoperating income, net on our Consolidated Statements of Income, as a result of changes in the fair value of these contracts. These option contracts expired during 2004. At December 31, 2003, these contracts had a total fair value of approximately $0.5 million, which was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet.

Note 7

DEBT

The following table summarizes our debt as of December 31, 2004 and 2003, as adjusted for the effects of our interest rate swap agreements (in millions):

	2004		2003
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. commercial paper	$849	2.2%	$655	1.1%
Euro commercial paper	193	2.2	208	2.1
Canadian dollar commercial paper	182	2.6	148	2.8
U.S. dollar notes due 2005-2037(B)	3,763	4.2	4,510	3.5
Euro and pound sterling notes due 2006-2021	1,680	5.9	1,560	5.9
Canadian dollar notes due 2009(C)	125	5.9	432	5.4
U.S. dollar debentures due 2012-2098	3,783	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(D)	177	8.4	164	8.4
Various foreign currency debt and credit facilities	278	—	129	—
Additional debt	100	—	57	—

Total debt(E)	$11,130		$11,646

Less: current portion of debt	607		1,094

Debt, less current portion	$10,523		$10,552

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding.

(B)	A $500 million note matured on April 26, 2004 and a $200 million note matured on August 1, 2004.

(C)	A 350 million CAD note ($266 million USD) matured on March 17, 2004 and a 60 million CAD ($44 million USD) note matured on May 13, 2004.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

(D)	Amounts are shown net of unamortized discounts of $452 million and $465 million at December 31, 2004 and 2003, respectively.

(E)	The fair value of our total debt was $12.2 billion and $12.7 billion at December 31, 2004 and 2003, respectively.

Future Maturities

The following table summarizes our debt maturities as of December 31, 2004, as adjusted to reflect the long-term classification of certain of our borrowings due in the next 12 months, as a result of our intent and ability to refinance these borrowings (in millions):

Years ending December 31,	Principal Amount
2005	$607
2006	1,061
2007	944
2008	904
2009	2,077
Thereafter	5,537

Total debt	$11,130

At December 31, 2004 and 2003, approximately $1.1 billion and $1.3 billion, respectively, of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our Consolidated Balance Sheets as a result of our intent and our ability through amounts available under committed domestic and international credit facilities to refinance these borrowings.

Debt and Credit Facilities

We have amounts available to us under various debt and credit facilities. Amounts available under our committed credit facilities serve as back-up to our domestic and international commercial paper programs and to support our working capital needs. Amounts available under our public debt facilities could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. The following table provides a summary of our debt and credit facilities as of December 31, 2004 and 2003 (in millions):

	At December 31,
	2004	2003
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities	$2,863	$3,302
Amounts available under public debt facilities:(A)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	2,135	2,135
Canadian medium-term note program	1,664	1,542

Total amounts available under public debit facilities	7,020	6,898

Total amounts available	$9,883	$10,200

(A)	Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2004 and 2003, we had $209 million and $45 million, respectively, of short-term borrowings outstanding under our credit facilities. In August 2004, we established a $2.5 billion revolving credit facility with a syndicate of 24 banks. The facility combined four previously separate credit facilities into a single facility that matures in 2009. The facility serves as a backstop to our various commercial paper programs and for general corporate borrowing purposes. There were no outstanding borrowings under the facility as of December 31, 2004.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of December 31, 2004 and 2003. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Note 8

OPERATING LEASES

We lease office and warehouse space, computer hardware, machinery and equipment, and vehicles under non-cancelable operating lease agreements expiring at various dates through 2039. Rent expense under non-cancelable operating lease agreements totaled approximately $170 million, $144 million, and $99 million during 2004, 2003, and 2002, respectively.

The following table summarizes our minimum lease payments under non-cancelable operating leases as of December 31, 2004 (in millions):

Years ending December 31,	Lease Payments
2005	$93
2006	63
2007	48
2008	42
2009	39
Thereafter	175

Total minimum lease payments	$460

Note 9

COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

We guarantee debt and other obligations of certain third parties. In North America, we guarantee repayment of indebtedness owed by a PET (plastic) bottle manufacturing cooperative. We also guarantee repayment of indebtedness owed by a vending partnership in which we have a limited partnership interest.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of December 31, 2004 and 2003 (in millions):

Category	Expiration	Guaranteed		Outstanding
		2004	2003	2004	2003
Manufacturing cooperative	Various through 2015	$236	$236	$206	$176
Vending partnership	Nov 2006	25	25	16	19
Other	Renewable	1	1	1	1

		$262	$262	$223	$196

The following table summarizes the debt maturities of the amounts outstanding under our guarantees as of December 31, 2004 (in millions):

Years ending December 31,	Principal Amount
2005	$1
2006	35
2007	8
2008	9
2009	9
Thereafter	161

Total outstanding	$223

We hold no assets as collateral against these guarantees and no contractual recourse provisions exist under the guarantees that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships.

FIN 46R

We have identified the manufacturing cooperatives and the purchasing cooperative we participate in as VIEs. FIN 46R requires us to consolidate the assets, liabilities, and results of operations of these VIEs, if we determine that we are the primary beneficiary.

At December 31, 2004, our variable interests in these cooperatives included an equity ownership in each of the entities and the guarantee of certain indebtedness, as discussed above. At December 31, 2004, these entities had total assets of approximately $360 million, total debt of approximately $270 million and total revenues of approximately $645 million. Our maximum exposure as a result of our involvement in these cooperatives is approximately $250 million, including the above guarantees and our equity ownership. The largest of these cooperatives, of which we have determined we are not the primary beneficiary, represents greater than 95 percent of our maximum exposure. We have been purchasing PET (plastic) bottles from this cooperative since 1984 and our first equity investment was made in 1988.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Purchase Commitments

We have non-cancelable purchase agreements with various suppliers that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. The following table summarizes our purchase commitments under these agreements as of December 31, 2004 (in millions):

Years ending December 31,	Purchase Amount
2005	$1,253
2006	899
2007	899
2008	913

Total purchase commitments	$3,964

Legal Contingencies

On October 19, 2004, the European Commission (“EC”) received a proposed undertaking from our European bottler, relating to various commercial practices under investigation. This investigation, which had commenced in 2000, involved allegations of abuse by us of an alleged dominant position under Article 82 of the EC Treaty. Our undertaking is identical to other undertakings delivered by TCCC and certain of its other European bottlers. The commitments set forth in the undertaking have been published for third-party comments and circulated among all of the member states of the European Union. The EC will consider any responses from those sources, as well as its own analysis, before the undertaking becomes final and binding.

We are also the subject of investigations by Belgian and French competition law authorities for our compliance under competition laws. These proceedings are subject to further review and we intend to continue to vigorously defend against an unfavorable outcome. At this time, it is not possible for us to determine the ultimate outcome of these matters.

In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas Supreme Court in November 2004. The court has not yet released a decision. Should the trial court’s verdict not be overturned, this fact would not have an adverse effect on our Consolidated Financial Statements. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against these claims and have not provided for any potential awards for these additional claims.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Several of these suits have now been resolved and are to be dismissed. Amounts to be paid toward the settlements reached in these suits have been recorded in our Consolidated Financial Statements. Our California subsidiary is vigorously defending against the remaining claims and at this time it is not possible to predict the outcome.

We are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that any ultimate liability would not materially affect our Consolidated Financial Statements.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

We and TCCC have requested reimbursements in various legal proceedings in which we are seeking to be reimbursed for costs that we have incurred. We believe, based upon current facts and circumstances, that certain of these proceedings could be resolved in our favor during 2005. However, because the ultimate outcome of these proceedings is not determinable, we have not recognized any amounts for the possible collection of these reimbursements.

Environmental

At December 31, 2004, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 37 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for having deposited hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our subsidiaries, including Canada, that may not be resolved for many years. We believe we have substantial defenses to the questions being raised and would pursue all legal remedies should an unfavorable outcome result. We believe we have adequately provided for any ultimate amounts that would result from these proceedings where it is probable we will pay some amounts and the amounts can be estimated; however, it is too early to predict a final outcome of these matters.

Letters of Credit

At December 31, 2004, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $418 million and letters of credit for certain operating activities aggregating $4 million. In December 2004, we entered into a Multicurrency Letter of Credit Agreement with six financial institutions. Pursuant to this agreement, we received a five-year commitment from the underlying lenders to issue standby letters of credit in an aggregate face amount not to exceed $540 million at any time. Outstanding letters of credit with an aggregate face amount of approximately $399 million, primarily related to self-insurance programs for workers’ compensation and large deductible casualty insurance programs, were moved into this new facility.

Indemnifications

In the normal course of business, we enter into agreements that provide general indemnifications. We have not made significant indemnification payments under such agreements in the past and we believe the likelihood of incurring such a payment obligation in the future is remote. Furthermore, we cannot reasonably estimate future potential payment obligations, because we cannot predict when and under what circumstances they may be incurred. As a result, we have not recorded a liability in our Consolidated Financial Statements with respect to these general indemnifications.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 10

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. Pension plans representing 97 percent of benefit obligations at December 31, 2004 are measured, as provided in SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) at our selected measurement date of September 30th, with all other plans measured on December 31st.

Other Postretirement Plans

We sponsor unfunded defined benefit postretirement plans providing healthcare and life insurance benefits to substantially all U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs, and the specific cost to us for those programs and other postretirement healthcare is not significant. The primary U.S. postretirement benefit plan is a defined dollar benefit plan limiting the effects of medical inflation by establishing dollar limits for determining our contribution. Effective January 1, 2004, our dollar limit was frozen at fixed rates and will no longer be subject to increases at the lesser of 4.0 percent or the assumed Consumer Price Index (“CPI”). Because the plan has established dollar limits for determining our contributions, the effect of a 1 percent increase in the assumed healthcare cost trend rate is not significant. The Canadian plan also contains provisions that limit the effects of inflation on our future costs.

On December 8, 2003, President Bush signed the Medicare Act into law. The Medicare Act introduced a prescription drug benefit under Medicare, as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D. In September 2004, we concluded, based on currently available guidance, that certain of our retiree medical health plans provide prescription drug coverage that is at least “actuarially equivalent” to the Medicare Part D coverage to be provided under the Act. Therefore, we will qualify for the federal subsidy described in the Act. In accordance with the provisions of FSP 106-2 we considered the effect of the Medicare Act and elected to apply FSP 106-2 retroactively to January 1, 2004. The reduction in our accumulated post-retirement benefit obligation related to this subsidy was $12.3 million. We recognized a reduction in net periodic post retirement benefit cost of $1.5 million during the year ended December 31, 2004.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The tables below provide additional information on our pension and other postretirement benefit plans (in millions):

	Pension Plans		Other Postretirement Plans
	2004	2003	2004	2003
Reconciliation of benefit obligation:
Benefit obligation at beginning of year	$2,229	$1,680	$360	$344
Service cost	108	82	11	11
Interest cost	131	114	21	24
Plan participants’ contributions	10	8	4	3
Amendments	4	3	—	(55)
Actuarial loss	114	304	18	53
Acquisitions	—	9	—	—
Benefit payments	(78)	(70)	(26)	(23)
Currency translation adjustments	58	99	2	3

Benefit obligation at end of year	$2,576	$2,229	$390	$360

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of year	$1,422	$1,051	$—	$—
Actual gain on plan assets	145	156	—	—
Employer contributions	264	197	22	20
Plan participants’ contributions	10	8	4	3
Acquisitions	—	3	—	—
Benefit payments	(78)	(70)	(26)	(23)
Currency translation adjustments	47	77	—	—

Fair value of plan assets at end of year	$1,810	$1,422	$—	$—

Funded status:
Funded status at end of year	$(766)	$(807)	$(390)	$(360)
Unrecognized prior service cost (asset)	33	29	(97)	(110)
Unrecognized net loss	987	913	106	91
Fourth quarter contributions	7	5	—	—

Net amounts recognized	$261	$140	$(381)	$(379)

Amounts recognized in the balance sheet consist of:
Prepaid benefits cost	$176	$164	$—	$—
Accrued benefits liability	(465)	(539)	(381)	(379)
Intangible assets	31	32	—	—
Accumulated other comprehensive income	519	483	—	—

Net amounts recognized	$261	$140	$(381)	$(379)

Accumulated benefit obligation	$2,171	$1,895	n/a	n/a

Weighted average assumptions to determine:
Benefit obligations at December 31,
Discount rate	5.8%	6.0%	5.9%	6.1%
Rate of compensation increase	4.6	4.6	—	—
Net periodic pension cost for years ended December 31,
Discount rate	6.0	6.8	6.1	7.0
Expected return on assets	8.3	8.3	—	—
Rate of compensation increase	4.6	4.6	—	—

Minimum pension liability adjustments totaling $23 million, net of tax, and $106 million, net of tax, were recorded in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets at December 31, 2004 and 2003, respectively.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents information about our defined benefit pension plans that had accumulated benefit obligations in excess of plan assets as of December 31, 2004 and 2003 (in millions):

	2004	2003
Projected benefit obligation	$1,804	$1,626
Accumulated benefit obligation	1,586	1,426
Fair value of plan assets	1,143	912

Net periodic benefit costs for the years ended December 31, 2004, 2003, and 2002 consisted of the following (in millions):

	Pension Plans			Other Postretirement Plans
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit costs:
Service cost	$108	$82	$71	$11	$11	$9
Interest cost	131	114	101	21	24	22
Expected return on plan assets	(135)	(116)	(124)	—	—	—
Amortization of prior service cost	2	—	—	(13)	(9)	(8)
Recognized actuarial loss	47	10	—	3	—	—

Net periodic benefit cost	153	90	48	22	26	23
Other	—	—	1	—	—	—

Total costs in earnings	$153	$90	$49	$22	$26	$23

Pension Plan Assets

Pension assets of our North American and Great Britain plans represent approximately 95 percent of our total pension plan assets. The following table is a summary of pension plan asset allocations of those assets as of December 31, 2004 and the expected long-term rates of return by asset category:

	Weighted Average Allocation			Weighted Average Expected Long-Term Rate of Return
	Target	Actual
Asset Category	2004	2004	2003
Equity Securities(A)	65%	71%	71%	8.7%
Fixed Income Securities	20	21	21	5.7
Real Estate	5	2	3	9.6
Other	10	6	5	10.4

Total	100%	100%	100%	8.3%

(A)	The overweight in Equity Securities versus our target allocation is primarily the result of funds that are invested on an interim basis until they are redirected to the Real Estate and Other asset categories.

We have established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

certain parameters. The weighted average expected long-term rates of return are based on a September 2004 review of such rates.

Our Fixed Income Securities portfolio is invested primarily in commingled funds and is managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

Defined Benefit Plan Contributions

The following table summarizes the contributions made to our pension and other postretirement benefit plans for the years ended December 31, 2004 and 2003, as well as our projected contributions for the year ending December 31, 2005 (in millions):

	Actual		Projected(A)
	2004	2003	2005
Pension – U.S.	$229	$168	$200
Pension – Foreign	35	29	40
Other Postretirement	22	20	22

Total contributions	$286	$217	$262

(A)	These amounts are unaudited.

We fund our U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 90 percent current liability funded status. At January 1, 2004, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected current liability funded status equal to or greater than 90 percent. Our primary Canadian plan does not require contributions at this time. Contributions to the primary Great Britain plan are based on a percentage of employees’ pay.

Benefit Payments

Benefit payments are made primarily from funded benefit plan trusts and also from current assets. The following table summarizes our expected future benefit payments as of December 31, 2004 (in millions):

Years ending December 31,	Pension Benefit Payments(A)	Other Postretirement Benefit Payments(A)
2005	$87	$22
2006	87	23
2007	92	24
2008	97	25
2009	103	26
2010 – 2014	631	149

(A)	These amounts are unaudited.

Defined Contribution Plans

We also sponsor qualified defined contribution plans covering substantially all employees in the U.S., Great Britain, France, and Canada. Under our primary plan, we matched 25 percent in 2004, 75 percent in 2003 and 50 percent in 2002 of participants’ voluntary contributions up to a maximum of 7 percent of the participants’ contributions. Our contribution to these plans was $24 million,

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

$57 million, and $38 million in 2004, 2003, and 2002, respectively. For 2005, we will match 25 percent of participants’ voluntary contributions up to a maximum of 7 percent of the participants’ contributions.

Multi-Employer Pension Plans

We participate in various multi-employer pension plans worldwide. Total pension expense for multi-employer plans was $37 million, $31 million, and $31 million in 2004, 2003, and 2002, respectively.

Note 11

INCOME TAXES

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets and, for business combinations, the change in such tax liabilities and assets since the date of acquisition. The following table presents the significant components of the provision for income taxes for the years ended December 31, 2004, 2003, and 2002 (in millions):

	2004	2003	2002
Current:
Domestic:
Federal	$—	$(15)	$(1)
State and local	7	5	6
European and Canadian	91	69	68

Total current provision	98	59	73

Deferred:
Domestic:
Federal	107	164	154
State and local	21	10	11
European and Canadian	16	40	(11)
Rate changes	(20)	23	(16)

Total deferred expense	124	237	138

Total provision for income taxes	$222	$296	$211

Our effective tax rate was 27 percent, 30 percent, and 30 percent for the years ended December 31, 2004, 2003, and 2002, respectively. The following table provides a reconciliation of the income tax provision at the statutory federal rate to our actual income tax provision for the years ended December 31, 2004, 2003, and 2002 (in millions):

	2004	2003	2002
U.S. federal statutory expense	$286	$340	$247
State expense, net of federal benefit	12	17	12
Taxation of European and Canadian operations, net	(71)	(68)	(44)
Rate change (benefit) expense	(20)	23	(16)
Valuation allowance provision	13	1	5
Nondeductible items	12	14	11
Revaluation of income tax obligations	(10)	(25)	(4)
Other, net	—	(6)	—

Total provision for income taxes	$222	$296	$211

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Income before income taxes consists of the following for the years ended December 31, 2004, 2003, and 2002 (in millions):

	2004	2003	2002
United States	$294	$458	$425
International(A)	524	514	280

Total income before income taxes	$818	$972	$705

(A)	These amounts are before interest and other corporate cost allocations that are not deductible in international tax computations.

At December 31, 2004 and 2003, our foreign subsidiaries had approximately $671 million and $536 million in distributable earnings, respectively. These earnings are exclusive of amounts that would result in little or no tax under current laws if remitted in the future. Our earnings from foreign subsidiaries are considered to be indefinitely reinvested, subject to our final determination of the impact of the American Jobs Creation Act of 2004 (“Tax Act”) discussed below and, therefore, no provision for U.S. federal and state income taxes has been made for these earnings. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable. Upon distribution of foreign subsidiary earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes payable to the various foreign countries.

On October 22, 2004 the Tax Act was signed into law. This major U.S. tax legislation contains, among other things, a repatriation provision that provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated, provided certain criteria are met. This special one-time tax deduction would be available for the year ended December 31, 2005. We are currently evaluating the impact to us of the repatriation provision and are awaiting further clarifying guidance to be issued by the U.S. Congress or the U.S. Treasury Department regarding certain key elements of the provision. The U.S. Treasury Department has already issued limited guidance addressing some questions regarding the applicability of the provision to us. If the clarifying guidance to be issued is favorable regarding these key elements we could potentially repatriate up to $500 million in foreign earnings. At this time, we are unable to determine if the repatriation provision will have a material impact on our Consolidated Financial Statements.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes are recognized for tax consequences of temporary differences between the financial and tax bases of existing assets and liabilities by applying enacted statutory tax rates to such differences. The following table presents the significant components of our deferred tax liabilities and assets as of December 31, 2004 and 2003 (in millions):

	2004	2003
Deferred tax liabilities:
Franchise license and other intangible assets	$5,116	$4,974
Property, plant, and equipment	1,026	982
Other, net	25	24

Total deferred tax liabilities	6,167	5,980

Deferred tax assets:
Net operating loss and other carryforwards	(568)	(541)
Employee and retiree benefit accruals	(338)	(423)
Alternative minimum tax and other credits	(65)	(53)
Deferred revenue	(142)	(165)

Total deferred tax assets	(1,113)	(1,182)
Valuation allowances on deferred tax assets	88	125

Net deferred tax liabilities	5,142	4,923
Current deferred income tax assets	96	42

Long-term deferred income tax liabilities	$5,238	$4,965

Deferred tax assets are recognized for the tax benefit of deductible timing differences and for foreign, federal, and state net operating loss and tax credit carryforwards. Valuation allowances are recognized on these assets if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We believe the majority of our deferred tax assets will be realized because of the reversal of certain significant temporary differences and anticipated future taxable income from operations.

Valuation allowances of $88 million and $125 million were established for certain deferred tax assets as of December 31, 2004 and 2003, respectively. Included in the valuation allowances as of December 31, 2004 and 2003 were $2 million and $14 million, respectively, for net operating loss carryforwards of acquired companies. The reduction in our valuation allowance during 2004 was due to adjustments resulting from expirations and realignments.

At December 31, 2004, we had federal tax operating loss carryforwards totaling $1.3 billion. The majority of these carryforwards were acquired through the purchase of various bottling companies and are available to offset future taxable income until they expire at varying dates through 2024. We also had international operating loss carryforwards totaling $77 million, which expire at varying dates through 2009 and state operating loss carryforwards totaling $2.3 billion, which expire at varying dates through 2024.

The tax benefit associated with stock-based compensation plans reduced current and future taxes payable by $37 million, $9 million, and $16 million for 2004, 2003, and 2002, respectively. These benefits are recognized as increases to additional paid-in capital. We had foreign currency denominated loans with exchange rate changes that decreased federal deferred tax liabilities by $16 million, $48 million, and $27 million in 2004, 2003, and 2002, respectively. The effect of these loans is reflected as a component of currency translation and net investment hedges included in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets. Taxes associated with unrealized gains (losses) on marketable equity securities increased

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

deferred tax liabilities by approximately $1 million in 2004 and decreased deferred tax liabilities by approximately $3 million in 2003. The tax cost is reflected as a component of unrealized gains (losses) on marketable equity securities included in accumulated other comprehensive income (loss) on our Consolidated Balance Sheets.

Note 12

STOCK-BASED COMPENSATION PLANS

We have stock-based compensation plans that provide for the granting of non-qualified stock options and restricted stock to certain key employees. Our stock options are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant, vest over a period of up to nine years, and expire 10 years from the date of grant. Certain option grants contain provisions that allow for accelerated vesting should various stock performance criteria be met.

The weighted average fair value of stock options granted during 2004, 2003, and 2002 was $10.04, $9.65, and $7.51, respectively. The following table provides the assumptions that were used in our Black-Scholes model to estimate the grant-date fair value of the options issued during 2004, 2003, and 2002:

	2004	2003	2002
Dividend yield	0.4%	0.4%	0.4%
Expected volatility	40%	43%	43%
Average expected life	6 years	6 years	6 years
Risk-free interest rate	3.49%	3.46%	4.78%

The following table summarizes our stock options, weighted average exercise prices, and changes during the years ended December 31, 2004, 2003, and 2002 (shares in thousands):

	2004		2003		2002
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	63,831	$23.01	59,942	$22.70	57,876	$22.63
Granted	6,724	23.67	7,893	21.88	7,925	16.14
Exercised	(13,225)	13.85	(2,552)	11.11	(4,219)	8.03
Forfeited	(1,317)	29.86	(1,452)	25.25	(1,640)	26.12

Outstanding at end of year	56,013	25.09	63,831	23.01	59,942	22.70

Options exercisable at end of year	37,586	26.39	42,510	24.04	36,432	22.30

Options available for future grant	29,730		12,939		21,911

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about our stock options outstanding as of December 31, 2004 (shares in thousands):

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$5.00 to 9.00	14	0.01	$5.96	14	$5.96
9.01 to 15.00	747	1.00	9.02	747	9.02
15.01 to 21.00	24,209	5.70	17.92	18,755	18.01
21.01 to 31.00	20,217	7.48	23.55	8,769	24.22
31.01 to 41.00	6,113	4.06	34.97	4,588	34.92
Over 41.00	4,713	3.49	58.25	4,713	58.25

	56,013	5.91	25.09	37,586	26.39

Our restricted stock award plans provide for awards to officers and certain key employees. Awards granted in 2004, 2003, and 2002 generally vest upon continued employment for a period of at least four years. In 2004, we granted 1,127,000 restricted stock shares and 120,500 restricted stock units with a combined weighted average grant date fair value of $23.36. In 2003, we granted 1,242,000 restricted stock shares and 77,000 restricted stock units with a combined weighted average grant date fair value of $21.65. In 2002, we granted 974,000 restricted stock shares and 116,000 restricted stock units with a combined weighted average grant date fair value of $16.14.

All awards of restricted stock shares entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances. Upon issuance of restricted shares or restricted stock units, unearned compensation is charged to shareowners’ equity for the cost of the restricted shares or restricted stock units. The unearned compensation is recognized as amortization expense ratably over the vesting period of the restricted stock award, as applicable. The amount recognized as expense for restricted stock awards was $20 million, $11 million, and $7 million for 2004, 2003, and 2002, respectively.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 13

EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income applicable to common shareowners by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in a similar manner, but includes the dilutive effect of securities. The following table presents information about basic and diluted earnings per share (in millions, except per share data; per share data is calculated prior to rounding to millions):

	2004	2003	2002
Net income	$596	$676	$494
Preferred stock dividends	—	2	3

Net income applicable to common shareowners	$596	$674	$491

Basic weighted average common shares outstanding	465	454	449
Effect of dilutive securities(A)(B)	8	7	9

Diluted weighted average common shares outstanding	473	461	458

Net income applicable to common shareowners:
Basic earnings per share	$1.28	$1.48	$1.09

Diluted earnings per share	$1.26	$1.46	$1.07

(A)	Refer to Note 15 for a discussion of the impact of our preferred shares on diluted earnings per share.

(B)	As detailed in Note 12, options to purchase 56.0 million, 63.8 million, and 59.9 million common shares were outstanding at the end of 2004, 2003, and 2002, respectively. Of these amounts, options to purchase 17.0 million shares in 2004, 29.3 million shares in 2003, and 22.7 million shares in 2002 are not included in the computation of diluted earnings per share because the effect of including the options in the computation would be antidilutive. The dilutive impact of the remaining options outstanding in each year is included in the effect of dilutive securities.

Our Board of Directors approved our current regular quarterly dividend of $0.04 per common share in 1998. Dividends are declared at the discretion of our Board of Directors.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 14

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents a summary of our accumulated other comprehensive income (loss) items and related tax effects. Comprehensive income (loss) is comprised of net income and other adjustments that may include changes in the fair value of certain derivative financial instruments that qualify as foreign currency translation adjustments, hedges of net investments in international subsidiaries, cash flow hedges, minimum pension liability adjustments, and unrealized gains and losses on certain investments in marketable equity securities. Except for the currency translation impact of our intercompany debt of a long-term nature, we do not provide income taxes on currency translation adjustments, as earnings from international subsidiaries are considered to be indefinitely reinvested (in millions):

	Currency Translations	Net Investment Hedges	Cash Flow Hedges	Minimum Pension Liability Adjustments	Equity Securities	Total
Balance, December 31, 2001	$(412)	$220	$—	$(90)	$(10)	$(292)
2002 Pre-tax activity	237	(122)	(34)	(170)	22	(67)
2002 Tax effects	(18)	45	8	65	(8)	92
Realized net losses, net of tax effect of $9 million	—	—	31	—	—	31

Balance, December 31, 2002	(193)	143	5	(195)	4	(236)
2003 Pre-tax activity	572	(129)	9	(168)	(8)	276
2003 Tax effects	—	43	(3)	62	3	105
Realized net (gains), net of tax effect of $4 million	—	—	(10)	—	—	(10)
Realized net (gains), net of tax effect of $1 million	—	—	—	—	(2)	(2)

Balance, December 31, 2003	379	57	1	(301)	(3)	133
2004 Pre-tax activity	305	(44)	(4)	(36)	3	224
2004 Tax effects	—	16	1	13	(1)	29
Realized net losses, net of tax effect of $2 million	—	—	4	—	—	4

Balance, December 31, 2004	$684	$29	$2	$(324)	$(1)	$390

The aggregate gross unrealized loss on our investment in certain marketable equity securities was approximately $1.6 million and $4.4 million at December 31, 2004 and 2003, respectively. This investment has been in an unrealized loss position for less than 12 months. The aggregate related fair value of this investment was approximately $40 million and $37 million at December 31, 2004 and 2003, respectively. We have concluded that the unrealized loss is temporary and we have the ability and intent to continue to hold this investment.

Refer to Note 10 for additional information about our minimum pension liability adjustments and Note 6 for additional information about our net investment hedges and our cash flow hedges.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 15

PREFERRED STOCK

In connection with the 1998 acquisition of Great Plains Bottlers and Canners, Inc., we issued 401,528 shares of $1 par value voting convertible preferred stock (Great Plains series). The mandatory conversion date for the Great Plains series was August 7, 2003. As of December 31, 2002, 35,000 shares of the Great Plains series had been converted into 154,778 shares of common stock. During the third quarter of 2003, the remaining 366,528 outstanding preferred shares were converted into 2,119,518 shares of common stock from treasury stock. The Great Plains series shares are not included in our computation of diluted earnings per share, detailed in Note 13, in 2003 and 2002 because the effect of their inclusion would be antidilutive.

Note 16

SHARE REPURCHASE PROGRAM

Under the April 1996 share repurchase program authorizing the repurchase of up to 30 million shares, we can repurchase shares in the open market and in privately negotiated transactions. In 2004, 2003, and 2002 there were no share repurchases under this share repurchase program.

We consider market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

We have repurchased a total of 26.7 million shares under the April 1996 program. In 2000, our Board of Directors authorized the repurchase of up to an additional 30 million shares upon completion of the current program. During 2005, we plan to repurchase approximately $150 million in outstanding shares under these programs.

Note 17

GEOGRAPHIC OPERATING INFORMATION

We operate in 46 states in the United States, the District of Columbia, and in the 10 provinces of Canada (collectively referred to as “North America”), and in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as “Europe”). We market, produce, and distribute bottle and can nonalcoholic beverages in both North America and Europe. These segments are aggregated because they have similar economic characteristics. We have no material amounts of sales or transfers between North America and Europe and no significant United States export sales.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table presents our long-lived assets as of December 31, 2004 and 2003 and our net operating revenues for the years ended December 31, 2004, 2003, and 2002 by geographic territory (in millions):

	Net Operating Revenues			Long-Lived Assets
	2004	2003	2002	2004	2003
North America	$12,907	$12,590	$12,269	$17,146	$17,180
Europe(A)	5,251	4,740	3,789	5,944	5,520

Consolidated(B)	$18,158	$17,330	$16,058	$23,090	$22,700

(A)	At December 31, 2004 and 2003, Great Britain represented approximately 63 percent of Europe’s long-lived assets. Great Britain contributed approximately 47 percent, 48 percent, and 51 percent of Europe’s net operating revenues during 2004, 2003, and 2002, respectively.

(B)	At December 31, 2004 and 2003, Canada represented approximately 9 percent and 8 percent of our consolidated long-lived assets. Canada contributed approximately 6 percent, 5 percent, and 6 percent of our consolidated net operating revenues during 2004, 2003, and 2002, respectively.

Note 18

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents our quarterly financial information (in millions, except per share data):

2004	First	Second(A)	Third	Fourth(B)	Fiscal Year
Net operating revenues	$4,240	$4,844	$4,670	$4,404	$18,158

Gross profit	1,780	1,960	1,909	1,738	7,387

Operating income	304	451	449	232	1,436

Net income applicable to common shareowners	104	203	207	82	596

Basic net income per share applicable to common shareowners(G)	$0.23	$0.44	$0.44	$0.17	$1.28

Diluted net income per share applicable to common shareowners(G)	$0.22	$0.43	$0.44	$0.17	$1.26

2003	First(C)	Second(D)	Third(E)	Fourth(F)	Fiscal Year
Net operating revenues	$3,667	$4,617	$4,734	$4,312	$17,330

Gross profit	1,519	1,927	1,956	1,763	7,165

Operating income	179	528	524	346	1,577

Net income applicable to common shareowners	28	259	259	128	674

Basic net income per share applicable to common shareowners(G)	$0.06	$0.57	$0.57	$0.28	$1.48

Diluted net income per share applicable to common shareowners(G)	$0.06	$0.56	$0.56	$0.28	$1.46

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

(A)	Net income for the second quarter of 2004 includes a $26 million ($0.05 per diluted common share) increase in our cost of sales from the transition to a new North American concentrate price structure with TCCC and a $1 million benefit as a result of tax rate changes.

(B)	Net income for the fourth quarter of 2004 includes $19 million ($0.04 per diluted common share) benefit as a result of tax rates changes in Europe.

(C)	Net income for the first quarter of 2003 includes a $5 million ($0.01 per diluted common share) benefit from the sale of a manufacturing facility to TCCC and a $5 million ($0.01 per diluted common share) reduction in interest expense from a retroactive adjustment on certain interest rate swap agreements as a result of declining interest rates.

(D)	Net income for the second quarter of 2003 includes a $7 million ($0.02 per diluted common share) benefit from the revaluation of income tax obligations.

(E)	Net income for the third quarter of 2003 includes a $4 million ($0.01 per diluted common share) net benefit from the revaluation of income tax obligations.

(F)	Net income for the fourth quarter of 2003 includes a $44 million ($0.10 per diluted common share) benefit from the receipt of insurance proceeds, a $20 million ($0.04 per diluted common share) net benefit as a result of the revaluation of various income tax obligations and a $9 million ($0.02 per diluted common share) benefit from the settlement of pre-acquisition contingencies, offset by a $23 million ($0.05 per diluted common share) charge as a result of provincial income tax rate changes in certain provinces in Canada.

(G)	Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA—Report of Management and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in ITEM 8.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information as of February 25, 2005 regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years

Lowry F. Kline	64	Chairman since April 2002. He had been Chief Executive Officer from April 2001 until January 1, 2004. Before that he had been Vice Chairman since April 2000. He was Executive Vice President and Chief Administrative Officer from April 1999 to April 2000, and Executive Vice President and General Counsel from October 1997 until July 1999. He has been a director of Coca-Cola Enterprises since April 2000.

John R. Alm	59	Chief Executive Officer since January 2004. He has been President since January 2000 and was Chief Operating Officer from October 1999 to January 2000. He was Executive Vice President and Principal Operating Officer from April 1999 to October 1999. He was Executive Vice President and Chief Financial Officer from October 1997 until April 1999. He has been a director of Coca-Cola Enterprises since April 2001.

John J. Culhane	59	Executive Vice President and General Counsel of Coca-Cola Enterprises since December 2004. He had been Senior Vice President and General Counsel since February 2004. Before that he served as Special Counsel to Coca-Cola Enterprises from October 2001 until his appointment as interim General Counsel in January 2004. From 1998 until October 2001, he was General Counsel and Corporate Secretary of Coca-Cola Hellenic Bottling Company S.A., and prior to that he was General Counsel of Coca-Cola North America.

William W. Douglas, III	44	Vice President, Controller, and Principal Accounting Officer since July 2004. Before that, since February 2000, he had been Chief Financial Officer of Coca-Cola Hellenic Bottling Company S.A., one of the world’s largest bottlers, having territories in Greece, Ireland, Nigeria, and Eastern Europe.

Shaun B. Higgins	55	Executive Vice President and Chief Financial Officer since August 2004. Prior to that, he had been Senior Vice President and Chief Strategy and Planning Officer from February 2004. He had been Senior Vice President, Chief Planning Officer from February 2003 until February 2004. He was Vice President and President of our European Group from October 1999 to February 2003.

Name	Age	Principal Occupation During the Past Five Years

Terrance M. Marks	44	Senior Vice President and President, North American Business Unit since January 2005. He had been Vice President and Chief Revenue Officer for North America since October 2003; before that, since 1999, he had been Vice President and Chief Financial Officer for our Eastern North America Group.

Vicki R. Palmer	51	Executive Vice President, Financial Services and Administration since January 2004. She had been Senior Vice President, Treasurer and Special Assistant to the Chief Executive Officer from December 1999 until January 2004. She was Vice President and Treasurer from December 1993 until December 1999.

Dominique Reiniche	49	Senior Vice President and President, European Group since January 2003. She had been Group Vice President and General Manager of Coca-Cola Entreprise, our French bottler, since March 1998.

G. David Van Houten, Jr.	55	Chief Operating Officer since February 2004 and Executive Vice President since June 2001. He had served as President, North American Business Unit since February 2004 until January 2005; prior to that, he had been President, North American Group since June 2001 until February 2004. He had been Senior Vice President, and President of the Western North America Group since January 2000; and prior to that, had been a Senior Vice President and Central North America Group President of Coca-Cola Enterprises from July 1996 until January 2000.

Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time.

We have adopted a Code of Business Conduct for our employees and directors, including, specifically our executive officers listed above. A copy of the code is posted on our website (http://www.cokecce.com). Click on the “Investors Relations” button to go to “Corporate Governance.” If we amend the code, or grant any waivers under the code, that are applicable to our directors, chief executive officers, or other persons subject to our securities trading policy — which we do not anticipate doing — then we will promptly post that amendment or waiver on our website.

Information about our directors is in our 2005 Proxy Statement under the heading “The Board of Directors — The Current Board and Nominees for Election” and is incorporated into this report by reference. Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2005 Proxy Statement under the heading “Security Ownership of Directors and Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” and information about the Audit Committee Financial Expert is in our 2005 Proxy Statement under the heading “The Board of Directors — Current Standing Committees of the Board of Directors — Audit Committee,” all of which is incorporated into this report by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information about director compensation is in our 2005 Proxy Statement under the heading “The Board of Directors — Compensation of Directors,” and information about executive compensation is in our 2005 Proxy Statement under the heading “Executive Compensation,” all of which is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in our 2005 Proxy Statement under the heading “Equity Compensation Plan Information,” and information about ownership of our common stock by certain persons is in our 2005 Proxy Statement under the headings “Voting — Principal Shareowners” and “Security Ownership of Directors and Officers,” all of which is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain transactions between us, The Coca-Cola Company and its affiliates, and certain other persons is in our 2005 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees and services provided to us by Ernst & Young LLP is in our 2005 Proxy Statement under the heading “The Board of Directors — Current Standing Committees of the Board of Directors — Audit Committee” and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.    The following documents are filed as a part of this report:

Report of Management.

Report of Independent Registered Public Accounting Firm on Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Consolidated Statements of Income — Years ended December 31, 2004, 2003, and 2002.

Consolidated Balance Sheets — December 31, 2004 and 2003.

Consolidated Statements of Cash Flows — Years ended December 31, 2004, 2003, and 2002.

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 2004, 2003, and 2002.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules.    The following financial statement schedule is included in this report:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002.	F-2

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
are identified in the exhibit listing

3.1	—	Restated Certificate of Incorporation of Coca-Cola Enterprises (restated as of April 15, 1992) as amended by Certificate of Amendment dated April 21, 1997 and by Certificate Amendment dated April 26, 2000.	Exhibit 3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

3.2	—	Bylaws of Coca-Cola Enterprises, as amended through December 15, 2004.	Exhibit 3 to our Current Report on Form 8-K (Date of Report: December 14, 2004).

4.1	—	Indenture dated as of July 30, 1991, together with the First Supplemental Indenture thereto dated January 29, 1992, between Coca-Cola Enterprises and The Chase Manhattan Bank, formerly known as Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), as Trustee, with regard to certain unsecured and unfunded debt securities of Coca-Cola Enterprises, and forms of notes and debentures issued thereunder.	Exhibit 4.1 to our Current Report on Form 8-K (Date of Report: July 30, 1991); Exhibits 4.01 and 4.02 to our Current Report on Form 8-K (Date of Report: January 29, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 4, 1993); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 15, 1993); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 25, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 3, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: November 15, 1996); Exhibits 4.1, 4.2 and 4.3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: December 2, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 6, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: May 13, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 18, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 28, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 16, 1999); Exhibit 4.01 to our Current Report on Form 8-K/A (Date of Report: September 16, 1999); Exhibits 4.01 and 4.02 to our Current Report on Form 8-K (Date of Report: August 9, 2001);

Exhibit Number		Description

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

4.2	—	Medium-Term Notes Issuing and Paying Agency Agreement dated as of October 24, 1994, between Coca-Cola Enterprises and The Chase Manhattan Bank formerly known as Chemical Bank, as issuing and paying agent, including as Exhibit B thereto the form of Medium-Term Note issuable thereunder.	Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

4.3	—	Amended and Restated Programme Agreement Dated 18th August 2004 in respect of U.S.$3,500,000,000 Euro Medium Term Note Programme, between Coca-Cola Enterprises Inc. as Issuer and ABN AMRO Bank N.V.; BNP Paribas, Citigroup Global Markets Limited; Credit Suisse First Boston (Europe) Limited; Deutsche Bank AG London, Goldman Sachs International; HSBC Bank PLC; ING Bank N.V.; And Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A. (Rabobank International) as Dealers.	Filed herewith.

10.1	—	Coca-Cola Enterprises 1995 Stock Option Plan (As Amended and Restated Effective January 2, 1996).*	Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.2	—	Coca-Cola Enterprises 1997 Stock Option Plan.*	Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.3	—	Coca-Cola Enterprises 1999 Stock Option Plan.*	Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.4	—	Coca-Cola Enterprises Executive Pension Plan (Amended and Restated January 1, 2002).*	Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.5	—	1997 Director Stock Option Plan.*	Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

10.6	—	Coca-Cola Enterprises Stock Deferral Plan (As Amended and Restated Effective April 1, 2004).*	Filed herewith.
10.7	—	Coca-Cola Enterprises 2001 Restricted Stock Award Plan.*	Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.8	—	Coca-Cola Enterprises 2001 Stock Option Plan.*	Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
10.9	—	Coca-Cola Enterprises Executive Management Incentive Plan (Effective January 1, 2004).*	Filed herewith.
10.10	—	Coca-Cola Enterprises Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated January 1, 2002).*	Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.11	—	Coca-Cola Enterprises Deferred Compensation Plan for Non-Employee Directors (As Amended and Restated Effective February 17, 2004).*	Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.12	—	Consulting Agreement between Coca-Cola Enterprises and Jean-Claude Killy, dated October 31, 2002.*	Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.
10.13	—	Coca-Cola Enterprises Executive Retiree Medical Plan.*	Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
10.14	—	Consulting and Separation Agreement between Coca-Cola Enterprises and Summerfield K. Johnston, III.*	Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
10.15	—	Form of Stock Option Agreement under the Coca-Cola Enterprises 2001 Stock Option Plan*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: December 13, 2004).
10.16	—	Form of Stock Option Agreement for Nonemployee Directors under the Coca-Cola Enterprises 2001 Stock Option Plan*	Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: December 13, 2004).
10.17	—	Form of Restricted Stock Award Agreement under the Coca-Cola Enterprises 2001 Restricted Stock Award Plan*	Exhibit 99.3 to our Current Report on Form 8-K (Date of Report: December 13, 2004).
10.18		Coca-Cola Enterprises 2004 Stock Award Plan.*	Filed herewith.
10.19		Employment Agreement between Dominique Reiniche and Coca-Cola Enterprises, dated as of April 23, 2003.*	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 27, 2003.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

10.20		Separation Agreement between Coca-Cola Enterprises and Patrick J. Mannelly, dated as of July 29, 2004.*	Filed herewith.
10.21		Tax Sharing Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.1 to our Registration Statement on Form S-1, No. 33-9447.
10.22		Registration Rights Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.3 to our Registration Statement on Form S-1, No. 33-9447.
10.23	—	Registration Rights Agreement dated as of December 17, 1991 among Coca-Cola Enterprises, The Coca-Cola Company and certain stockholders of Johnston Coca-Cola Bottling Group named therein.	Exhibit 10 to our Current Report on Form 8-K (Date of Report: December 18, 1991).
10.24	—	Form of Bottle Contract.	Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 30, 1988.
10.25	—	Sweetener Sales Agreement — Bottler between The Coca-Cola Company and various Coca-Cola Enterprises bottlers, dated October 15, 2002.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.
10.26	—	Can Supply Agreement, dated as of January 1, 1999, between American National Can Company and Coca-Cola Enterprises.**	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by American National Can Group, Inc. with the Securities and Exchange Commission under File No. 1-15163, for the period ended September 30, 1999.
10.27	—	Amendment to Can Supply Agreement, dated as of June 25, 2002, between Rexam Beverage Can Company and Coca-Cola Enterprises.**	Exhibit 99 to our Registration Statement on Form S-3, No. 333-100543.
10.28	—	Amendment (Letter Agreement) to Can Supply Agreement dated June 25, 2002 between Rexam Beverage Can Company and Coca-Cola Enterprises.**	Filed herewith.
10.29	—	Amendment (Letter Agreement) to Can Supply Agreement, dated September 3, 2003, between Rexam Beverage Can Company and Coca-Cola Enterprises.**	Filed herewith.
10.30		Share Repurchase Agreement dated January 1, 1991 between The Coca-Cola Company and Coca-Cola Enterprises.	Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1990.
10.31	—	Form of Bottler’s Agreement.	Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

10.32	—	Supplemental Agreement with effect from October 6, 2000 among The Coca-Cola Company, The Coca-Cola Export Corporation, Bottling Holdings (Netherlands) B.V., Coca-Cola Enterprises Belgium, Coca-Cola Enterprise, Coca-Cola Enterprises Nederland B.V., Coca-Cola Enterprises Limited, and La Société de Boissons Gazeuses de la Côte d’Azur, S.A.	Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.33	—	1999-2008 Cold Drink Equipment Purchase Partnership Program for the United States between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 23, 2002).

10.34	—	Letter Agreement dated August 9, 2004 amending the 1999-2010 Cold Drink Equipment Purchase Partnership Program (United States.)**	Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.35	—	Cold Drink Equipment Purchase Partnership Program for Europe between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: January 23, 2002).

10.36	—	Amendment dated February 8, 2005 between Coca-Cola Enterprises and The Coca-Cola Export Corporation to Cold Drink Equipment Purchase Partnership Program on January 23, 2002.**	Exhibit 10 to our Current Report on Form 8-K (Date of Report: February 8, 2005).

10.37	—	1998-2008 Cold Drink Equipment Purchase Partnership Program for Canada between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: January 23, 2002).

10.38	—	Letter Agreement dated August 9, 2004 amending the 1999-2010 Cold Drink Equipment Purchase Partnership Program (Canada.)**	Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.39	—	Agreement for Marketing Programs with The Coca-Cola Company in the former Herb bottling territories, between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.40	—	Growth Initiative Program agreement with The Coca-Cola Company dated April 15, 2002.	Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2002.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

10.41	—	Letter agreement dated March 11, 2003 between The Coca-Cola Company and Coca-Cola Enterprises amending Growth Initiative Program agreement dated April 15, 2002.	Exhibit 10.44 to our Current Report on Form 10-K for the fiscal year ended December 31, 2002.

10.42	—	Letter Agreement dated July 13, 2004 terminating the Growth Initiative Program, eliminating SMF funding, and providing a new concentrate pricing schedule.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.43	—	Letter Agreement dated July 13, 2004 between The Coca-Cola Company and Coca-Cola Enterprises establishing a Global Marketing Fund.	Filed herewith.

10.44	—	Undertaking from Bottling Holdings (Luxembourg), dated October 19, 2004, relating to various commercial practices that had been under investigation by the European Commission	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: October 19, 2004).

12	—	Statement re computation of ratios.	Filed herewith.

21	—	Subsidiaries of the Registrant.	Filed herewith.

23	—	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	—	Powers of Attorney.	Filed herewith.

31.1	—	Certification by John R. Alm, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to §302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241).	Filed herewith.

31.2	—	Certification by Shaun B. Higgins, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to §302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241).	Filed herewith.

32.1	—	Certification by John R. Alm, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to §906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §1350).	Filed herewith.

Exhibit Number	Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

32.2	Certification by Shaun B. Higgins, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to §906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §1350).	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c).

**	The filer has requested confidential treatment with respect to portions of this document.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC. (Registrant)

By:	/s/ JOHN R. ALM
John R. Alm President and Chief Executive Officer

Date: March 8, 2005

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN R. ALM (John R. Alm)	President, Chief Executive Officer and a Director	March 8, 2005

/s/ SHAUN B. HIGGINS (Shaun B. Higgins)	Executive Vice President and Chief Financial Officer (principal financial officer)	March 8, 2005

/s/ WILLIAM W. DOUGLAS, III (William W. Douglas, III)	Vice President, Controller and Principal Accounting Officer (principal accounting officer)	March 8, 2005

/s/ LOWRY F. KLINE (Lowry F. Kline)	Chairman and a Director	March 8, 2005

* (John L. Clendenin)	Director	March 8, 2005

* (James E. Copeland, Jr.)	Director	March 8, 2005

* (Calvin Darden)	Director	March 8, 2005

* (J. Alexander M. Douglas, Jr.)	Director	March 8, 2005

* (J. Trevor Eyton)	Director	March 8, 2005

* (Gary P. Fayard)	Director	March 8, 2005

Signature	Title	Date

* (Irial Finan)	Director	March 8, 2005

* (Marvin J. Herb)	Director	March 8, 2005

* (L. Phillip Humann)	Director	March 8, 2005

* (John E. Jacob)	Director	March 8, 2005

* (Summerfield K. Johnston, III)	Director	March 8, 2005

* (Jean-Claude Killy)	Director	March 8, 2005

* (Paula R. Reynolds)	Director	March 8, 2005

*By:	/s/ JOHN J. CULHANE
John J. Culhane Attorney-in-Fact

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003, and 2002	F-2

F-1

10-K SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COCA-COLA ENTERPRISES INC.

(IN MILLIONS)

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
Fiscal Year Ended:
December 31, 2004
Allowances for losses on trade accounts receivable	$52	$3	$—		$5	(A)	$50	(B)
Valuation allowances for deferred tax assets	125	13	—		50	(C)	88
December 31, 2003
Allowances for losses on trade accounts receivable	60	12	—		20	(A)	52	(B)
Valuation allowances for deferred tax assets	132	4	—		11	(D)	125
December 31, 2002
Allowances for losses on trade accounts receivable	73	7	—		20	(A)	60	(B)
Valuation allowances for deferred tax assets	124	5	3	(E)	—		132

(A)	Charge-offs of/adjustments for uncollectible amounts, net.
(B)	Our allowances for losses on trade accounts receivable represent an estimate for losses related to bad debts and billing adjustments. The activity presented in this table represents the changes specifically related to bad debts.
(C)	Valuation allowance adjustments of $29 million for changes to state net operating loss carryforward assets and $21 million due to net operating loss expirations.
(D)	Valuation allowance adjustments of $7 million for changes to state net operating loss carryforward assets and $4 million for reversal of valuation allowance recorded as a reduction to license intangible assets or goodwill.
(E)	Valuation allowance adjustments of $4 million for changes to state net operating loss carryforward assets and. $1 million for reversal of valuation allowance recorded as a reduction to license intangible assets or goodwill.

F-2