Form 10-Q
period 2005-04-01
COCA COLA ENTERPRISES INC
filed 2005-04-29
CIK 804055

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q

QUARTERLY REPORT

FOR THE QUARTER ENDED APRIL 1, 2005

FILED PURSUANT TO SECTION 13

OF THE

SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended April 1, 2005

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-09300

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-0503352 (I.R.S. Employer Identification No.)
2500 Windy Ridge Parkway, Suite 700 Atlanta, Georgia (Address of principal executive offices)	30339 (Zip Code)
770-989-3000 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒        No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock.

470,446,841 Shares of $1 Par Value Common Stock as of April 25, 2005

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED APRIL 1, 2005

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended
	April 1, 2005	April 2, 2004
Net operating revenues	$4,196	$4,240
Cost of sales	2,518	2,460

Gross profit	1,678	1,780
Selling, delivery, and administrative expenses	1,458	1,476

Operating income	220	304
Interest expense, net	157	156
Other nonoperating (expense) income, net	(1)	1

Income before income taxes	62	149
Income tax expense	16	45

Net income	$46	$104

Basic net income per share	$0.10	$0.23

Diluted net income per share	$0.10	$0.22

Dividends per share	$0.04	$0.04

Basic weighted average common shares outstanding	470	459

Diluted weighted average common shares outstanding	475	467

Income (expense) amounts from transactions with The Coca-Cola Company—Note 6:
Net operating revenues	$126	$135
Cost of sales	(1,146)	(1,181)
Selling, delivery, and administrative expenses	4	(6)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	April 1, 2005	December 31, 2004
ASSETS
Current:
Cash and cash equivalents	$108	$155
Trade accounts receivable, less allowance of $46 and $50, respectively	1,911	1,877
Inventories	886	763
Current deferred income tax assets	112	96
Prepaid expenses and other current assets	385	373

Total current assets	3,402	3,264
Property, plant, and equipment, net	6,705	6,913
Goodwill	578	578
Franchise license intangible assets, net	14,228	14,517
Customer distribution rights and other noncurrent assets, net	1,059	1,082

Total assets	$25,972	$26,354

LIABILITIES AND SHAREOWNERS' EQUITY
Current:
Accounts payable and accrued expenses	$2,311	$2,701
Amounts payable to The Coca-Cola Company, net	100	78
Deferred cash receipts from The Coca-Cola Company	53	45
Current portion of debt	726	607

Total current liabilities	3,190	3,431
Debt, less current portion	10,599	10,523
Retirement and insurance programs and other long-term obligations	1,462	1,406
Deferred cash receipts from The Coca-Cola Company, less current	312	331
Long-term deferred income tax liabilities	5,051	5,238
Amounts payable to The Coca-Cola Company	47	47
Shareowners' Equity:
Preferred stock	—	—
Common stock, $1 par value—Authorized—1,000,000,000 shares; Issued—478,076,133 and 477,331,329 shares, respectively	478	477
Additional paid-in capital	2,878	2,860
Reinvested earnings	1,788	1,761
Accumulated other comprehensive income	278	390
Common stock in treasury, at cost—7,711,060 and 7,680,398 shares, respectively	(111)	(110)

Total shareowners' equity	5,311	5,378

Total liabilities and shareowners' equity	$25,972	$26,354

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	April 1, 2005	April 2, 2004
Cash Flows From Operating Activities:
Net income	$46	$104
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	263	260
Net change in customer distribution rights	11	3
Stock-based compensation expense	6	4
Deferred funding income from The Coca-Cola Company	(10)	(15)
Deferred income tax expense	—	28
Pension expense greater (less) than retirement plan contributions	38	31
Net changes in assets and liabilities	(446)	(336)
Other changes, net	(89)	(17)

Net cash (used in) derived from operating activities	(181)	62

Cash Flows From Investing Activities:
Capital asset investments	(133)	(158)
Capital asset disposals	2	—

Net cash used in investing activities	(131)	(158)

Cash Flows From Financing Activities:
Increase in commercial paper, net	591	156
Issuances of debt	133	175
Payments on debt	(448)	(284)
Dividend payments on common stock	(19)	(18)
Exercise of employee stock options	11	58

Net cash derived from financing activities	268	87

Net effect of exchange rate changes on cash and cash equivalents	(3)	(2)

Net Decrease In Cash and Cash Equivalents	(47)	(11)
Cash and Cash Equivalents At Beginning of Period	155	80

Cash and Cash Equivalents At End of Period	$108	$69

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—ACCOUNTING AND REPORTING POLICIES

Our Business

        Coca-Cola Enterprises Inc. ("we," "our," or "us") is the world's largest marketer, producer, and distributor of bottle and can nonalcoholic beverages. We market, produce, and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States, the District of Columbia, and the 10 provinces of Canada (collectively referred to as "North America"). We are also the sole licensed bottler for products of The Coca-Cola Company ("TCCC") in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as "Europe").

Basis of Presentation

        The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2004 ("Form 10-K"). For quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period. The first quarter of 2005 and 2004 included 91 and 93 days, respectively.

Seasonality

        Our operating results for the three months ended April 1, 2005 are not necessarily indicative of results that may be expected for the full year ending December 31, 2005 due to business seasonality. Business seasonality results primarily from traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and interest expense, which are not significantly impacted by business seasonality.

NOTE 2—NEW ACCOUNTING STANDARDS

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which revises SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense in the statement of income. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005, allows for early adoption, and requires one of two transition methods to be applied. We are in the process of determining if we will adopt SFAS 123R early and which transition method we will apply. Refer to Note 3 for the pro forma effect of recording our stock-based compensation plans under the fair value method of SFAS 123.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective January 1, 2006, with early adoption allowed. We have not yet determined the impact, if any, FIN 47 will have on our Condensed Consolidated Financial Statements.

NOTE 3—STOCK-BASED COMPENSATION PLANS

        We account for our stock-based compensation plans using the intrinsic value method of APB 25 and related interpretations. The following table illustrates the effect on reported net income and earnings per share for the three months ended April 1, 2005 and April 2, 2004, had we accounted for our stock-based compensation plans using the fair value method of SFAS 123, as amended (in millions, except per share data):

	Three Months Ended
	April 1, 2005	April 2, 2004
Net income, as reported	$46	$104
Add: Total stock-based employee compensation costs included in net income, net of tax	4	3
Less: Stock-based employee compensation costs determined under the fair value method for all awards, net of tax	(12)	(15)

Net income, pro forma	$38	$92

Net income per share:
Basic—as reported	$0.10	$0.23

Basic—pro forma	$0.08	$0.20

Diluted—as reported	$0.10	$0.22

Diluted—pro forma	$0.08	$0.20

        During the first quarter of 2005, we did not grant any stock options and granted 40,000 shares of restricted stock to certain employees. Generally, our restricted stock awards vest upon continued employment for a period of at least 5 years and the attainment of certain performance targets. We issued an aggregate of approximately 700,000 shares of common stock during the first quarter of 2005 from the exercise of stock options.

NOTE 4—INVENTORIES

        We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. The following table summarizes our inventories as of April 1, 2005 and December 31, 2004 (in millions):

	April 1, 2005	December 31, 2004
Finished goods	$549	$450
Raw materials and supplies	337	313

Total inventories	$886	$763

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

        The following table summarizes our property, plant, and equipment as of April 1, 2005 and December 31, 2004 (in millions):

	April 1, 2005	December 31, 2004
Land	$480	$488
Building and improvements	2,187	2,197
Cold drink equipment	5,422	5,465
Fleet	1,618	1,680
Machinery and equipment	3,281	3,219
Furniture and office equipment	1,002	1,020

Property, plant and equipment	13,990	14,069
Less: accumulated depreciation and amortization	7,502	7,408

	6,488	6,661
Construction in process	217	252

Property, plant and equipment, net	$6,705	$6,913

        Depreciation and amortization expense on our property, plant, and equipment totaled $263 million and $260 million in the first quarter of 2005 and 2004, respectively. During the first quarter of 2005, we completed an analysis of the useful lives used to depreciate our buildings and concluded that certain of the lives should be adjusted. Our depreciation expense would have been approximately $266 million, or $3 million higher, in the first quarter of 2005 had we not adjusted the useful lives of these buildings.

NOTE 6—RELATED PARTY TRANSACTIONS

        We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume during the first quarter of 2005 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 36 percent of our outstanding shares as of April 1, 2005. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

        The following table presents transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the three months ended April 1, 2005 and April 2, 2004 (in millions):

	Three Months Ended
	April 1, 2005	April 2, 2004
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$100	$118
Dispensing equipment repair services	15	14
Other transactions	11	3

Total	$126	$135

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,038)	$(1,194)
Purchases of sweeteners	(74)	(76)
Purchases of finished products	(147)	(148)
Marketing support funding earned	103	222
Cold drink equipment placement funding earned	10	15

Total	$(1,146)	$(1,181)

Amounts affecting selling, delivery, and administrative expenses:
Marketing program payments	$(1)	$(12)
Operating expense cost reimbursements from TCCC	6	6
Other transactions	(1)	—

Total	$4	$(6)

NOTE 7—DERIVATIVE FINANCIAL INSTRUMENTS

        We account for our derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. We use interest rate swap agreements to mitigate our exposure to changes in the fair value of fixed rate debt resulting from fluctuations in interest rates. We also use currency swap agreements, forward agreements, options, and other financial instruments to minimize the impact of exchange rate changes on our nonfunctional currency cash flows and to protect the value of our net investments in foreign operations. All derivative financial instruments are recorded at their fair values on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. For additional information about our derivative financial instruments, refer to Notes 1 and 6 of the Notes to Consolidated Financial Statements in our Form 10-K.

Interest Rate Swap Agreements

        At April 1, 2005 and December 31, 2004, our interest rate swap agreements designated as fair value hedges had a total fair value of approximately $64 million and $95 million, respectively. These amounts are recorded in customer distribution rights and other noncurrent assets, net on our Condensed Consolidated Balance Sheets and are included in the carrying amount of our debt.

        The following table provides a summary of our outstanding interest rate swap agreements as of April 1, 2005 and December 31, 2004 (in millions):

	April 1, 2005			December 31, 2004
Type	Notional Amount	Fair Value	Maturity Date	Notional Amount	Fair Value	Maturity Date
Fixed-to-floating	$225	$4	08/15/2006	$225	$7	08/15/2006
Fixed-to-floating	500	11	05/15/2007	500	20	05/15/2007
Fixed-to-floating	150	14	09/30/2009	150	19	09/30/2009
Fixed-to-floating	550	35	08/15/2011	550	49	08/15/2011

Total	$1,425	$64		$1,425	$95

NOTE 8—DEBT

        The following table summarizes our debt as of April 1, 2005 and December 31, 2004, as adjusted for the effects of our interest rate swap agreements (in millions):

	April 1, 2005		December 31, 2004
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$1,341	2.8%	$849	2.2%
Euro commercial paper	208	2.1	193	2.2
Canadian dollar commercial paper	257	2.6	182	2.6
U.S. dollar notes due 2006-2037(B)	3,482	4.3	3,763	4.2
Euro and pound sterling notes due 2006-2021	1,636	5.9	1,680	5.9
Canadian dollar notes due 2009	123	5.9	125	5.9
U.S. dollar debentures due 2012-2098	3,783	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(C)	181	8.4	177	8.4
Various foreign currency debt and credit facilities	210	—	278	—
Additional debt	104	—	100	—

Total debt	$11,325		$11,130

Less: current portion of debt	726		607

Debt, less current portion	$10,599		$10,523

(A)
These rates represent the weighted average interest rates or effective interest rates on the balances outstanding.

(B)
A $250 million USD note matured on January 4, 2005.

(C)
Amounts are shown net of unamortized discounts of $448 million and $452 million as of April 1, 2005 and December 31, 2004, respectively.

        At April 1, 2005 and December 31, 2004, approximately $1.3 billion and $1.1 billion, respectively, of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our Condensed Consolidated Balance Sheets as a result of our intent and ability to refinance these borrowings through amounts available under our committed $2.5 billion revolving credit facility that matures in 2009.

Debt and Credit Facilities

        We have amounts available to us under various debt and credit facilities. Amounts available under our committed credit facilities serve as back-up to our domestic and international commercial paper programs and to support our working capital needs. Amounts available under our public debt facilities could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. The following table provides a summary of our debt and credit facilities as of April 1, 2005 and December 31, 2004 (in millions):

	April 1, 2005	December 31, 2004
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities	$2,985	$2,863
Amounts available under public debt facilities:(A)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	2,135	2,135
Canadian medium-term note program	1,645	1,664

Total amounts available under public debt facilities	7,001	7,020

Total amounts available	$9,986	$9,883

(A)
Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

        At April 1, 2005 and December 31, 2004, we had $146 million and $209 million, respectively, of short-term borrowings outstanding under our credit facilities.

Covenants

        Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of April 1, 2005 and December 31, 2004. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

        We guarantee debt and other obligations of certain third parties. In North America, we guarantee repayment of indebtedness owed by a PET (plastic) bottle manufacturing cooperative. We also guarantee repayment of indebtedness owed by a vending partnership in which we have a limited partnership interest.

        The following table presents the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of April 1, 2005 and December 31, 2004 (in millions):

		Guaranteed		Outstanding
Category
	Expiration	2005	2004	2005	2004
Manufacturing cooperative	Various through 2015	$236	$236	$216	$206
Vending partnership	Nov 2006	25	25	17	16
Other	Renewable	1	1	1	1

		$262	$262	$234	$223

        The following table summarizes the debt maturities of the amounts outstanding under our guarantees as of April 1, 2005 (in millions):

Years ending December 31,	Principal Amount
Nine months ending December 31, 2005	$1
2006	45
2007	8
2008	9
2009	10
Thereafter	161

Total outstanding	$234

        We hold no assets as collateral against these guarantees and no contractual recourse provisions exist under the guarantees that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships.

Legal Contingencies

        On October 19, 2004, the European Commission ("EC") received a proposed undertaking from our European bottler, relating to various commercial practices under investigation. This investigation, which had commenced in 2000, involved allegations of abuse by us of an alleged dominant position under Article 82 of the EC Treaty. Our undertaking is identical to other undertakings delivered by TCCC and certain of its other European bottlers. The commitments set forth in the undertaking have been published for third-party comments and circulated among all of the member states of the European Union. The EC will consider any responses from those sources, as well as its own analysis, before the undertaking becomes final and binding.

        We are also the subject of investigations by Belgian and French competition law authorities for our compliance under competition laws. These proceedings are subject to further review and we intend to continue to vigorously defend against an unfavorable outcome. At this time, it is not possible for us to determine the ultimate outcome of these matters.

        In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas Supreme Court in November 2004. The court has not yet released a decision. Should the trial court's verdict not be overturned, this fact would not have an adverse effect on our Condensed Consolidated Financial Statements. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against these claims and have not provided for any potential awards for these additional claims.

        Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Several of these suits have now been resolved and are to be dismissed. Amounts to be paid toward the settlements reached in these suits have been recorded in our Condensed Consolidated Financial Statements. Our California subsidiary is vigorously defending against the remaining claims and at this time it is not possible to predict the outcome.

        We are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that any ultimate liability would not materially affect our Condensed Consolidated Financial Statements.

        We and TCCC have requested reimbursements in various legal proceedings, including a class action lawsuit filed against suppliers of high fructose corn syrup (HFCS), in which we are seeking to be reimbursed for costs that we have incurred. We believe, based upon current facts and circumstances, that certain of these proceedings could be resolved in our favor during 2005. However, because the ultimate outcome of these proceedings is not determinable, we have not recognized any amounts for the possible collection of these reimbursements.

Environmental

        At April 1, 2005, there were two federal and two state superfund sites for which we and our bottling subsidiaries' involvement or liability as a potentially responsible party ("PRP") was unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 37 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for having deposited hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

Cold Drink Equipment Placement

        We participate in programs with TCCC designed to promote the placement of cold drink equipment ("Jumpstart Programs"). Under the Jumpstart Programs, as amended, we agree to (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2010; (2) maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum sales volume of TCCC products. We have agreed to relocate equipment if it is not generating sufficient volume to meet minimum requirements. Movement of the equipment is required only if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the programs.

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

Letters of Credit

        At April 1, 2005, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers' compensation and large deductible casualty insurance programs aggregating $419 million and letters of credit for certain operating activities aggregating $4 million.

Indemnifications

        In the normal course of business, we enter into agreements that provide general indemnifications. We have not made significant indemnification payments under such agreements in the past and we believe the likelihood of incurring such a payment obligation in the future is remote. Furthermore, we cannot reasonably estimate future potential payment obligations, because we cannot predict when and under what circumstances they may be incurred. As a result, we have not recorded a liability in our Condensed Consolidated Financial Statements with respect to these general indemnifications.

NOTE 10—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

        Net periodic benefit costs for the three months ended April 1, 2005 and April 2, 2004 consisted of the following (in millions):

	Pension Plans		Other Postretirement Plans
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Components of net periodic benefit costs:
Service cost	$32	$27	$3	$3
Interest cost	36	33	5	5
Expected return on plan assets	(39)	(34)	—	—
Amortization of prior service cost	—	—	(3)	(3)
Amortization of actuarial loss	16	12	1	1

Net periodic benefit cost	$45	$38	$6	$6

        Contributions to our pension and other postretirement benefit plans were $13 million and $12 million for the three months ended April 1, 2005 and April 2, 2004, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2005, as well as our actual contributions for the year ended December 31, 2004 (in millions):

	Projected 2005	Actual 2004
Pension—U.S.	$200	$229
Pension—Foreign	40	35
Other Postretirement	22	22

Total contributions	$262	$286

NOTE 11—INCOME TAXES

        Our effective tax rate was 25 percent and 30 percent for the three months ended April 1, 2005 and April 2, 2004, respectively. The following table provides a reconciliation of the income tax provision at the statutory federal rate to our actual income tax provision for the three months ended April 1, 2005 and April 2, 2004 (in millions):

	Three Months Ended
	April 1, 2005	April 2, 2004
U.S. federal statutory expense	$22	$52
State expense, net of federal benefit	1	2
Taxation of European and Canadian operations, net	(5)	(10)
Rate change benefit	(1)	—
Valuation allowance provision	1	—
Nondeductible items	1	2
Revaluation of income tax obligations	(1)	—
Other, net	(2)	(1)

Total provision for income taxes	$16	$45

        On October 22, 2004 the American Jobs Creation Act of 2004 ("Tax Act") was signed into law. The Tax Act contains, among other things, a repatriation provision that provides for a special one-time tax deduction of 85 percent of certain foreign earnings that are repatriated, provided certain criteria are met. This special one-time tax deduction would be available for the year ending December 31, 2005. We are currently evaluating the impact to us of the repatriation provision and are awaiting further clarifying guidance to be issued by the U.S. Congress or the U.S. Treasury Department regarding certain key elements of the provision. The U.S. Treasury Department has already issued limited guidance addressing some questions regarding the applicability of the provision to us. If the clarifying guidance to be issued is favorable regarding these key elements we could potentially repatriate up to $500 million in foreign earnings. At this time, we are unable to determine the impact, if any, the repatriation provision will have on our Condensed Consolidated Financial Statements.

NOTE 12—EARNINGS PER SHARE

        We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in a similar manner, but includes the dilutive effect of securities. The following table presents information about our basic and diluted earnings per share (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended
	April 1, 2005	April 2, 2004
Net income	$46	$104

Basic weighted average common shares outstanding	470	459
Effect of dilutive securities(A)	5	8

Diluted weighted average common shares outstanding	475	467

Basic net income per share	$0.10	$0.23

Diluted net income per share	$0.10	$0.22

(A)
Options to purchase 55 million and 65 million common shares were outstanding as of April 1, 2005 and April 2, 2004, respectively. Of these amounts, options to purchase 30 million and 17 million common shares for the three months ended April 1, 2005 and April 2, 2004, respectively, are not included in the computation of diluted earnings per share because the effect of including the options in the computation would be antidilutive. The dilutive impact of the remaining options outstanding in each year is included in the effect of dilutive securities.

NOTE 13—COMPREHENSIVE INCOME (LOSS)

        The following table presents a summary of comprehensive income (loss), comprised of net income and other adjustments, for the three months ended April 1, 2005 and April 2, 2004. Other adjustments may include currency items such as foreign currency translation adjustments and hedges of net investments in international subsidiaries, gains and losses on certain investments in marketable equity securities, changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges, and minimum pension liability adjustments, where applicable. We do not provide income taxes on currency translation adjustments, as earnings from international subsidiaries are considered to be indefinitely reinvested (in millions):

	Three Months Ended
	April 1, 2005	April 2, 2004
Net income	$46	$104
Currency translations	(123)	(37)
Net investment hedges, net of tax	19	13
Pension liability adjustment, net of tax	(3)	—
Unrealized gains (losses) on equity securities, net of tax	(2)	(1)
Unrealized gains (losses) on cash flow hedges, net of tax	(3)	(5)
Realized (gains) losses on cash flow hedges, net of tax, reclassified into earnings	—	1

Net comprehensive income (loss) adjustments	(112)	(29)

Comprehensive income (loss)	$(66)	$75

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        Coca-Cola Enterprises Inc. ("we," "our," or "us") is the world's largest marketer, producer, and distributor of bottle and can nonalcoholic beverages. We market, produce, and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States, the District of Columbia, and the 10 provinces of Canada (collectively referred to as "North America"). We are also the sole licensed bottler for products of The Coca-Cola Company ("TCCC") in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as "Europe"). Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004 ("Form 10-K").

Financial Performance

        Our net income in the first quarter of 2005 was $46 million, or $0.10 per diluted common share, compared to net income of $104 million, or $0.22 per diluted common share, in the first quarter of 2004. Operating income totaled $220 million in the first quarter of 2005, down 28% versus prior year. These results reflect two fewer selling days in the first quarter of 2005, lower volume in Europe as well as the impact of higher costs of goods. These factors were partially offset by the benefit of our cost control efforts which resulted in lower operating expenses as compared to prior year.

2005 Outlook

        We are projecting earnings per diluted common share for 2005 to be in a range of low to mid $1.30's. We expect our overall capital spending to be at the low end of approximately $1.0 to $1.1 billion during 2005.

        For North America, our goal is to achieve volume growth of approximately 1.0 percent and net price per case growth of approximately 3.0 percent from our continued commitment to revenue enhancing strategies. For Europe, our goals include volume growth of approximately 2.0 to 3.0 percent and net price per case growth of 2.0 percent. We expect our consolidated cost of goods per case to increase approximately 4.0 percent including the impact of package mix shifts and a 2.0 percent increase in our concentrate price from TCCC.

RESULTS OF OPERATIONS

        The following table presents our Condensed Consolidated Statements of Income data as a percentage of net operating revenues for the periods presented:

	Three Months Ended
	April 1, 2005	April 2, 2004
Net operating revenues	100.0%	100.0%
Cost of sales	60.0	58.0

Gross profit	40.0	42.0
Selling, delivery, and administrative expenses	34.7	34.8

Operating income	5.3	7.2
Interest expense, net	3.7	3.7
Other nonoperating (expense) income, net	0.0	0.0

Income before income taxes	1.6	3.5
Income tax expense	0.4	1.1

Net income	1.2%	2.4%

Operating Income

        Our operating income decreased $84 million, or 28 percent, in the first quarter of 2005 to $220 million from $304 million in the first quarter of 2004. Below are the significant components of the change in our first quarter of 2005 operating income (in millions; percentages rounded to the nearest 1/2 percent):

	Amount	Percent Change of Total
Changes in operating income:
Impact of price and cost on gross profit	$(45)	(15.0)%
Impact of volume on gross profit	(74)	(24.5)
Impact of selling, delivery, and administrative expenses decrease	26	8.5
Impact of currency exchange rate changes	5	1.5
Other changes in operating income	4	1.5

Change in operating income	$(84)	(28.0)%

Net Operating Revenues

        Net operating revenues decreased 1 percent in the first quarter of 2005 to $4,196 million from $4,240 million in the first quarter of 2004. Our first quarter of 2005 net operating revenues were significantly impacted by a continuing decline in regular soft drink sales offset by favorable currency exchange rate changes, moderate pricing increases, and an increase in the demand for low-calorie beverages. The percentage of our first quarter of 2005 net operating revenues derived from North America and Europe was 71 percent and 29 percent, respectively. Great Britain contributed approximately 45 percent of Europe's net operating revenues in the first quarter of 2005.

        Net operating revenue per case increased 3.5 percent in the first quarter of 2005 versus the first quarter of 2004. The following table presents the significant components of the change in our first quarter of 2005 net operating revenue per case (rounded to the nearest 1/2 percent and based on wholesale physical case volume):

	Consolidated	North America	Europe
Changes in net operating revenue per case:
Impact of bottle and can net price per case change	1.5%	2.0%	0.5%
Impact of customer marketing and other promotional adjustments	(0.5)	(1.0)	1.0
Impact of Belgium excise and VAT tax changes	0.5	0.0	1.0
Impact of post mix revenues, agency revenues, and other revenues	0.5	0.0	1.5
Impact of currency exchange rates	1.5	0.5	5.5

Change in net operating revenue per case	3.5%	1.5%	9.5%

        Our bottle and can sales accounted for 91 percent of our net operating revenues during the first quarter of 2005. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher margin packages that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. For example, we typically charge a lower net price per case and realize a lower gross profit per case on a physical case of 12-ounce cans sold in a supermarket than a case of 20-ounce bottles sold in convenience stores.

        We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs with customers are arrangements in which allowances can be earned by the customer for attaining agreed-upon sales levels and/or for participating in specific marketing programs. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales for all customers. The cost of all of these various programs, included as a deduction in net operating revenues, totaled approximately $507 million and $418 million in the first quarter of 2005 and 2004, respectively. These amounts are net of customer marketing program accrual reductions totaling $17 million and $24 million in the first quarter of 2005 and 2004, respectively. The cost of these various programs as a percentage of gross revenues was 6.9 percent and 5.8 percent in the first quarter of 2005 and 2004, respectively. The increase in the cost of these various programs as a percentage of gross revenues was the result of increased promotional activity during the first quarter of 2005 to help boost the sale of our products.

Cost of Sales

        Cost of sales increased 2.5 percent in the first quarter of 2005 to $2,518 million from $2,460 million in the first quarter of 2004. Cost of sales per case increased 6.5 percent in the first quarter of 2005 versus the first quarter of 2004. The following table presents the significant components of the change in our first quarter of 2005 cost of sales per case (rounded to the nearest 1/2 percent and based on wholesale physical case volume):

	Consolidated	North America	Europe
Changes in cost of sales per case:
Impact of bottle and can ingredient and packaging costs	3.0%	4.0%	2.0%
Impact of Belgium excise and VAT tax changes	0.5	0.0	1.5
Impact of bottle and can marketing credits and Jumpstart funding	0.0	0.5	0.0
Impact related to costs of post mix revenues, agency revenues, and other revenues	1.0	0.0	2.5
Impact of currency exchange rates	2.0	0.5	5.5

Change in cost of sales per case	6.5%	5.0%	11.5%

        The increase in our bottle and can ingredient and packaging costs in the first quarter of 2005 reflects an increase in the costs of certain materials, including aluminum and PET (plastic) bottles. We also experienced a moderate increase in the cost of concentrate.

        We are implementing a project in the Netherlands to transition from the production and sale of refillable PET bottles to the production and sale of non-refillable PET bottles. The transition commenced in 2005 and is expected to be completed in the second half of 2006. The transition resulted in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable plastic bottles; (2) costs for removing current production lines; (3) termination and severance costs; (4) training costs; (5) external warehousing costs; and (6) operational inefficiencies. The total of these expenses is estimated to be approximately $23 million, of which, approximately $16 million were recognized during the full year 2004 and approximately $5 million in the first quarter of 2005. We expect the increased packaging flexibility to increase sales in the Netherlands by offering added variety and convenience to consumers.

        During the first quarter of 2005, we completed an analysis of the useful lives used to depreciate our buildings and concluded that certain of the lives should be adjusted. Our depreciation expense would have been approximately $266 million, or $3 million higher, in the first quarter of 2005 had we not adjusted the useful lives of these buildings.

Volume

        The following table presents the change in our first quarter of 2005 bottle and can volume versus the first quarter of 2004, as adjusted to reflect the impact of two additional selling days in the first quarter of 2004 versus the first quarter of 2005 (rounded to the nearest 1/2 percent):

	Consolidated	North America	Europe
Volume change	(4.0)%	(3.0)%	(8.0)%
Impact of selling day shift	2.5	3.0	2.5

Volume change, excluding selling day shift	(1.5)%	0.0%	(5.5)%

        The following table presents our first quarter of 2005 volume results by major brand category, as adjusted to reflect the impact of two additional selling days in the first quarter of 2004 versus the first quarter of 2005 (rounded to the nearest 1/2 percent):

	Change	Percent of Total
North America:
My Coke Portfolio	(1.5)%	61.0%
Flavors	(0.5)	25.0
Juices, isotonics, and other	(3.5)	7.5
Water	17.0	6.5

Total	0.0%	100%

Europe:
My Coke Portfolio	(3.5)%	69.5%
Flavors	(11.0)	19.0
Juices, isotonics, and other	2.5	9.5
Water	(35.0)	2.0

Total	(5.5)%	100%

Consolidated:
My Coke Portfolio	(2.0)%	63.0%
Flavors	(2.0)	23.5
Juices, isotonics, and other	(1.5)	8.0
Water	9.5	5.5

Total	(1.5)%	100%

        The following table presents our first quarter of 2005 volume results by major package category, as adjusted to reflect the impact of two additional selling days in the first quarter of 2004 versus the first quarter of 2005 (rounded to the nearest 1/2 percent):

	Change	Percent of Total
North America:
Cans	(1.0)%	60.0%
20-ounce	(1.5)	14.0
2-liter	(10.5)	12.0
Other	17.0	14.0

Total	0.0%	100%

Europe:
Cans	(4.5)%	37.5%
Multi serve PET (1-liter and greater)	(10.0)	33.0
Single serve PET	(3.5)	13.0
Other	0.5	16.5

Total	(5.5)%	100%

        North America comprised 77 percent and 76 percent of our first quarter of 2005 and 2004 wholesale physical case volume, respectively.

        In the first quarter of 2005, our My Coke Portfolio, which includes all regular and diet Coca-Cola trademark products, decreased 2.0 percent on a consolidated basis. The sale of our regular Coca-Cola trademark products decreased 2.5 percent on a consolidated basis, while our diet Coca-Cola trademark products decreased 1.0 percent. The decrease in our Coca-Cola trademark products was primarily the result of decreased sales of Coke Classic, offset partially by sales of Coke with lime, which was introduced during the first quarter of 2005. Our diet Coca-Cola trademark products decreased as a result of decreased sales of diet Vanilla Coke and diet Coke with lemon, offset partially by increased volume of regular diet Coke and diet Coke with lime.

        The performance of our products in the first quarter of 2005 continued to indicate a consumer preference for more diet and low-calorie products. Consumers are demanding more beverage choices and we must have the products and packages available to accommodate their desires and needs. To meet these demands we are promoting significant product innovation in our diet and light brands during 2005, including the introduction of diet Coke sweetened with Splenda and Coke Zero.

        On a consolidated basis, the decrease in flavors volume was primarily attributable to a decrease in Sprite products and Fanta, offset partially by the introduction of Full Throttle. The 1.5 percent decrease in juices, isotonics, and other, on a consolidated basis, reflects a decrease in the sale of Minute Maid products and Nestea, offset partially by an increase in the sale of Powerade. The performance of our water brands in North America reflects an increase in Dasani sales. The decrease in water volume in Europe was due to discontinuing the distribution of Nestle water brands in Great Britain during early 2004 in anticipation of the introduction of Dasani in that market. We subsequently withdrew Dasani from the Great Britain market.

        Our European volume comparisons were also negatively impacted by (1) changes in Belgium's excise and VAT taxes that occurred at the end of March and December 2004, which motivated customers to buy-in prior to the changes and (2) reduced customer financed promotions due to grocery chain mergers in Great Britain.

Selling, Delivery, and Administrative Expenses

        Selling, delivery, and administrative ("SD&A") expenses decreased $18 million, or 1 percent, to $1,458 million in the first quarter of 2005 from $1,476 million in the first quarter of 2004. The following table presents the significant components of the change in our first quarter of 2005 SD&A expenses (in millions; percentages rounded to the nearest 1/2 percent):

	Amount	Percent Change of Total
Changes in SD&A expenses:
Impact of administrative expenses	$(17)	(1.0)%
Impact of delivery and merchandise expenses	(9)	(0.5)
Impact of selling and marketing expenses	(11)	(1.0)
Impact of other expenses	(2)	0.0
Impact of currency exchange rate changes	21	1.5

Change in SD&A expenses	$(18)	(1.0)%

        SD&A expenses as a percentage of net operating revenues was 34.7 percent and 34.8 percent in the first quarter of 2005 and the first quarter of 2004, respectively. Our SD&A expenses declined in the first quarter of 2005 as a result of our ongoing cost reduction efforts to minimize our operating expenses.

        In February 2005, Winn-Dixie Stores, Inc filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As a result of this filing, we wrote-off approximately $4 million in trade accounts receivable to our allowance for doubtful accounts during the first quarter of 2005.

Interest Expense

        Interest expense, net increased 0.5 percent in the first quarter of 2005 to $157 million from $156 million in the first quarter of 2004. At April 1, 2005, approximately 70 percent of our debt portfolio was comprised of fixed-rate debt and 30 percent was floating-rate debt. Our weighted average cost of debt was 5.5 percent in the first quarter of 2005 versus 5.2 percent in the first quarter of 2004. Our average outstanding debt balance in the first quarter of 2005 was $11.2 billion as compared to $11.7 billion in the first quarter of 2004.

Income Tax Expense

        Our effective tax rate was 25 percent and 30 percent for the first quarter of 2005 and the first quarter of 2004, respectively. Our effective tax rate for the full-year 2005 is projected to be approximately 30 percent.

RELATIONSHIP WITH THE COCA-COLA COMPANY

        We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume during the first quarter of 2005 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 36 percent of our outstanding shares as of April 1, 2005. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

        The following table presents transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the three months ended April 1, 2005 and April 2, 2004 (in millions):

	Three Months Ended
	April 1, 2005	April 2, 2004
Amounts received from TCCC:
Marketing support funding earned	$103	$222
Fountain syrup and packaged product sales	100	118
Cold drink equipment placement funding earned	10	15
Dispensing equipment repair services	15	14
Operating expense cost reimbursements	6	6
Other transactions	12	3

Total	$246	$378

Amounts paid to TCCC:
Purchases of syrup, concentrate, mineral water, and juice	$(1,038)	$(1,194)
Purchases of sweeteners	(74)	(76)
Purchases of finished products	(147)	(148)
Marketing program payments	(1)	(12)
Other transactions	(2)	—

Total	$(1,262)	$(1,430)

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

        The following table provides a summary of our debt and credit facilities as of April 1, 2005 and December 31, 2004 (in millions):

	April 1, 2005	December 31, 2004
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities	$2,985	$2,863
Amounts available under public debt facilities:(A)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	2,135	2,135
Canadian medium-term note program	1,645	1,664

Total amounts available under public debt facilities	7,001	7,020

Total amounts available	$9,986	$9,883

(A)
Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

        We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At April 1, 2005 and December 31, 2004, we had approximately $1.8 billion and $1.2 billion, respectively, outstanding in commercial paper. During 2005, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and short-term credit facilities with operating cash flow and intend to refinance the remaining outstanding borrowings. As shown in the table above, at April 1, 2005 and December 31, 2004, we had approximately $3.0 billion and $2.9 billion, respectively, available for borrowing under committed domestic and international credit facilities.

        During 2005, we intend to repurchase approximately $150 million in outstanding shares under our share repurchase program. We did not repurchase any outstanding shares during the first quarter of 2005 under this program.

Credit Ratings and Covenants

        Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody's, Standard and Poor's, and Fitch are A2, A, and A, respectively. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our Condensed Consolidated Financial Statements.

        Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of April 1, 2005 and December 31, 2004. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

        During the first quarter of 2005, our primary sources of cash were proceeds of (1) $591 million from the net change in commercial paper and (2) $133 million from the issuance of debt. Our primary uses of cash were (1) cash used in operations of $181 million; (2) debt repayments of $448 million; and (3) capital asset investments totaling $133 million.

Operating Activities

        Our net cash used in operating activities totaled $181 million during the first quarter of 2005 versus net cash provided from operating activities of $62 million in the first quarter of 2004. This change was primarily the result of a (1) $58 million decrease in our net income and (2) $110 million decrease from the change in our net operating assets and liabilities.

Investing Activities

        Our capital asset investments decreased $25 million in the first quarter of 2005 to $133 million and represented the principal use of cash for investing activities. Our first quarter of 2005 capital asset investments included approximately (1) $61 million for operational infrastructure improvements; (2) $49 million for cold drink equipment; (3) $12 million for fleet purchases; and (4) $11 million for IT and other capital investments.

Financing Activities

        Our net cash derived from financing activities increased $181 million in the first quarter of 2005 to $268 million from $87 million in the first quarter of 2004. The following table presents our issuances of debt, payments on debt, and our net issuance of commercial paper for the three months ended April 1, 2005 and April 2, 2004 (in millions):

				Three Months Ended
Issuances of debt	Maturity Date	Rate		April 1, 2005	April 2, 2004
British revolving credit facilities	Uncommitted	—	(A)	$21	$—
French revolving credit facilities	Uncommitted	—	(A)	104	124
Other issuances	—	—		8	51

Total issuances of debt, excluding commercial paper				133	175
Net issuances of commercial paper				591	156

Total issuances of debt				$724	$331

				Three Months Ended
Payments on debt	Maturity Date	Rate		April 1, 2005	April 2, 2004
$250 million U.S. dollar note	January 2005	8.00%		$(250)	$—
$350 million Canadian dollar note	March 2004	5.65%		—	(266)
British revolving credit facilities	Uncommitted	—	(A)	(32)	—
French revolving credit facilities	Uncommitted	—	(A)	(95)	—
Other payments	—	—		(71)	(18)

Total payments on debt				$(448)	$(284)

(A)
These credit facilities and notes carry variable interest rates.

        During the first quarter of 2005, we made approximately $19 million in dividend payments on common stock, which represents our regular quarterly dividend of $0.04 per common share.

FINANCIAL POSITION

Assets

        Trade accounts receivable increased $34 million, or 2 percent, to $1,911 million at April 1, 2005 from $1,877 million at December 31, 2004. This increase was primarily driven by the termination of our sale of accounts receivable program in January 2005, offset by currency exchange rate changes. Inventories increased $123 million, or 16 percent, to $886 million at April 1, 2005 from $763 million at December 31, 2004. This increase was primarily due to the seasonality of our business which results in higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year.

Liabilities and Shareowners' Equity

        Accounts payable and accrued expenses decreased $390 million, or 14 percent, to $2,311 million at April 1, 2005 from $2,701 million at December 31, 2004. This decrease was primarily driven by (1) the timing of payments, including those related to our customer trade marketing programs and annual bonus program, which were made in the first quarter of 2005 and (2) currency exchange rate changes.

Defined Benefit Plan Contributions

        Contributions to our pension and other postretirement benefit plans were $13 million and $12 million for the three months ended April 1, 2005 and April 2, 2004, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2005, as well as our actual contributions for the year ended December 31, 2004 (in millions):

	Projected 2005	Actual 2004
Pension—U.S.	$200	$229
Pension—Foreign	40	35
Other Postretirement	22	22

Total contributions	$262	$286

CONTINGENCIES

Legal Contingencies

        On October 19, 2004, the European Commission ("EC") received a proposed undertaking from our European bottler, relating to various commercial practices under investigation. This investigation, which had commenced in 2000, involved allegations of abuse by us of an alleged dominant position under Article 82 of the EC Treaty. Our undertaking is identical to other undertakings delivered by TCCC and certain of its other European bottlers. The commitments set forth in the undertaking have been published for third-party comments and circulated among all of the member states of the European Union. The EC will consider any responses from those sources, as well as its own analysis, before the undertaking becomes final and binding.

        We are also the subject of investigations by Belgian and French competition law authorities for our compliance under competition laws. These proceedings are subject to further review and we intend to continue to vigorously defend against an unfavorable outcome. At this time, it is not possible for us to determine the ultimate outcome of these matters.

        In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas Supreme Court in November 2004. The court has not yet released a decision. Should the trial court's verdict not be overturned, this fact would not have an adverse effect on our Condensed

Consolidated Financial Statements. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against these claims and have not provided for any potential awards for these additional claims.

        Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Several of these suits have now been resolved and are to be dismissed. Amounts to be paid toward the settlements reached in these suits have been recorded in our Condensed Consolidated Financial Statements. Our California subsidiary is vigorously defending against the remaining claims and at this time it is not possible to predict the outcome.

        We are a defendant in various other matters of litigation generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that any ultimate liability would not materially affect our Condensed Consolidated Financial Statements.

        We and TCCC have requested reimbursements in various legal proceedings, including a class action lawsuit filed against suppliers of high fructose corn syrup ("HFCS"), in which we are seeking to be reimbursed for costs that we have incurred. We believe, based upon current facts and circumstances, that certain of these proceedings could be resolved in our favor during 2005. However, because the ultimate outcome of these proceedings is not determinable, we have not recognized any amounts for the possible collection of these reimbursements.

Environmental

        At April 1, 2005, there were two federal and two state superfund sites for which we and our bottling subsidiaries' involvement or liability as a potentially responsible party ("PRP") was unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 37 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for having deposited hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

Cold Drink Equipment Placement

        We participate in programs with TCCC designed to promote the placement of cold drink equipment ("Jumpstart Programs"). Under the Jumpstart Programs, as amended, we agree to (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2010; (2) maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum sales volume of TCCC products. We have agreed to relocate equipment if it is not generating sufficient volume to meet minimum requirements. Movement of the equipment is required only if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the programs.

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

OTHER INFORMATION

Distribution Agreement

        During April 2005, we signed a distribution agreement with Rockstar Incorporated, maker of Rockstar Energy Drink ("Rockstar"). Under this agreement, we will begin distributing Rockstar in May 2005 throughout territories covered in the distribution agreement in the U.S. and Canada, excluding the Northwest and Northern California divisions.

CAUTIONARY STATEMENTS

        Certain expectations and projections regarding the future performance of Coca-Cola Enterprises Inc. ("we," "our," or "us") referenced in this Form 10-Q and in other reports and proxy statements we file with the U.S. Securities and Exchange Commission are forward-looking statements. Officers may also make verbal statements to analysts, investors, the media, and others that are "forward-looking." Forward-looking statements include, but are not limited to:

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

        For example, in this report, we have forward-looking statements regarding our expectations for:

  •
  earnings per diluted common share;

  •
  volume growth;

  •
  net price per case growth;

  •
  cost of goods per case growth;

  •
  concentrate cost increases from The Coca-Cola Company ("TCCC");

  •
  capital expenditures; and

  •
  developments in accounting standards.

        There are several factors—many beyond our control—that could cause results to differ significantly from our expectations. Our expectations are based on then currently available competitive, financial, and economic data along with our operating plans and are subject to future events and uncertainties. We caution readers that in addition to the important factors described elsewhere in this Form 10-Q, the following factors, among others, could cause our business, results of operations and/or financial condition in 2005 and thereafter to differ significantly from those expressed in any forward-looking statements. There are also other factors not described in this Form 10-Q that could cause results to differ from our expectations.

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

Cost Participation Payments from The Coca-Cola Company

        Material changes in levels of payments historically provided under various programs with TCCC, or our inability to meet the performance requirements for the anticipated levels of such support payments, could adversely affect future earnings. TCCC is under no obligation to participate in future programs or continue past levels of payments into the future. The current agreement, designed to support marketing activities, may be terminated by TCCC for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control.

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

Raw Materials

        If there are increases in the costs of raw materials, ingredients, or packaging materials and we are unable to pass the increased costs onto our customers in the form of higher prices, our earnings and financial condition could be adversely affected. Additionally, if suppliers of raw materials, ingredients, or packaging materials are affected by strikes, weather conditions, governmental controls, national emergencies, or other events, and we are unable to obtain the materials from an alternate source, our earnings and financial condition could be adversely affected.

Infrastructure Investment

        Projected capacity levels of our infrastructure investments may differ from actual levels if our volume growth is not as anticipated. Significant changes from our expected timing of returns on cold drink equipment and employee, fleet, and plant infrastructure investments could adversely impact our Consolidated Financial Statements.

Financing Considerations

        Changes from our expectations for interest and currency exchange rates can have a material impact on our forecasts. We may not be able to completely mitigate the effect of significant interest rate or currency exchange rate changes. Changes in our debt rating could have a material adverse effect on interest costs and our financing sources.

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

Weather

        Unfavorable weather conditions in the geographic regions in which we do business, particularly in Europe, could have a material impact on our sales volume, earnings, and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We have no material changes to the disclosure on this matter made in "Management's Financial Review—Interest Rate and Currency Risk Management" in our Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

        Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended April 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the first quarter of 2005:

Period	Total Number of Shares Purchased(A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2005 through January 28, 2005	54,038	$20.91	—	33,283,579
January 29, 2005 through February 25, 2005	—	—	—	—
February 26, 2005 through April 1, 2005	—	—	—	—

Total	54,038	$20.91	—	33,283,579

(A)
The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. in payment of tax obligations related to the vesting of restricted shares.

Item 6. Exhibits

(a)
Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
12	Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification by John R. Alm, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification by Shaun B. Higgins, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of John R. Alm, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of Shaun B. Higgins, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC. (Registrant)

Date: April 29, 2005	/s/ SHAUN B. HIGGINS Shaun B. Higgins Executive Vice President and Chief Financial Officer

Date: April 29, 2005	/s/ WILLIAM W. DOUGLAS, III William W. Douglas, III Vice President, Controller and Principal Accounting Officer

QuickLinks

INDEX
  PART 1. FINANCIAL INFORMATION
  Item 1. Financial Statements
COCA-COLA ENTERPRISES INC. CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited; in millions, except per share data)
COCA-COLA ENTERPRISES INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited; in millions, except share data)
COCA-COLA ENTERPRISES INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited; in millions)
COCA-COLA ENTERPRISES INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits