Form 10-Q
period 2005-07-01
COCA COLA ENTERPRISES INC
filed 2005-07-29
CIK 804055

FORM 10-Q

QUARTERLY REPORT

FOR THE QUARTER ENDED JULY 1, 2005

FILED PURSUANT TO SECTION 13

OF THE

SECURITIES EXCHANGE ACT OF 1934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended July 1, 2005

or

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

770-989-3000

(Registrant’s telephone number, including area code)

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

Yes                                   ☒                                           No                             ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

470,952,823 Shares of $1 Par Value Common Stock as of July 25, 2005

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JULY 1, 2005

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Net operating revenues	$5,128	$4,844	$9,324	$9,083
Cost of sales	3,018	2,884	5,536	5,344
Gross profit	2,110	1,960	3,788	3,739
Selling, delivery and administrative expenses	1,528	1,509	2,986	2,984
Operating income	582	451	802	755
Interest expense, net	157	157	314	313
Other nonoperating (expense) income, net	(8)	—	(9)	1
Income before income taxes	417	294	479	443
Income tax expense	84	91	100	136
Net income	$333	$203	$379	$307
Basic net income per share	$0.71	$0.44	$0.80	$0.67
Diluted net income per share	$0.70	$0.43	$0.80	$0.65
Dividends per share	$0.04	$0.04	$0.08	$0.08
Basic weighted average common shares outstanding	471	465	471	461
Diluted weighted average common shares outstanding	475	476	475	471
Income (expense) amounts from transactions with The Coca-Cola Company – Note 6:
Net operating revenues	$135	$146	$261	$280
Cost of sales	(1,304)	(1,341)	(2,450)	(2,522)
Selling, delivery and administrative expenses	7	(2)	11	(8)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	July 1,	December 31,
	2005	2004
ASSETS
Current:
Cash and cash equivalents	$173	$155
Trade accounts receivable, less allowances of $46 and $50, respectively	2,195	1,877
Inventories	921	763
Current deferred income tax assets	194	196
Prepaid expenses and other current assets	400	373
Total current assets	3,883	3,364
Property, plant and equipment, net	6,510	6,913
Goodwill	578	578
Franchise license intangible assets, net	13,963	14,517
Customer distribution rights and other noncurrent assets, net	1,053	1,082
Total assets	$25,987	$26,454

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,495	$2,701
Amounts payable to The Coca-Cola Company, net	97	78
Deferred cash receipts from The Coca-Cola Company	60	45
Current portion of debt	659	607
Total current liabilities	3,311	3,431
Debt, less current portion	10,300	10,523
Retirement and insurance programs and other long-term obligations	1,488	1,406
Deferred cash receipts from The Coca-Cola Company, less current	293	331
Long-term deferred income tax liabilities	5,101	5,338
Amounts payable to The Coca-Cola Company	53	47

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 478,537,661 and 477,331,329 shares, respectively	479	477
Additional paid-in capital	2,892	2,860
Reinvested earnings	2,102	1,761
Accumulated other comprehensive income	78	390
Common stock in treasury, at cost – 7,838,562 and 7,680,398 shares, respectively	(110)	(110)
Total shareowners’ equity	5,441	5,378
Total liabilities and shareowners’ equity	$25,987	$26,454

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	July 1, 2005	July 2, 2004
Cash Flows From Operating Activities:
Net income	$379	$307
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	514	521
Net change in customer distribution rights	20	6
Stock-based compensation expense	14	9
Deferred funding income from The Coca-Cola Company	(23)	(32)
Deferred income tax expense	48	81
Pension expense greater than retirement plan contributions	76	62
Net changes in assets and liabilities	(611)	(433)
Other changes, net	(83)	(71)
Net cash derived from operating activities	334	450
Cash Flows From Investing Activities:
Capital asset investments	(343)	(406)
Capital asset disposals	36	8
Net cash used in investing activities	(307)	(398)
Cash Flows From Financing Activities:
Increase in commercial paper, net	302	502
Issuances of debt	299	187
Payments on debt	(579)	(928)
Dividend payments on common stock	(38)	(37)
Exercise of employee stock options	18	165
Net cash derived from (used in) financing activities	2	(111)
Net effect of exchange rate changes on cash and cash equivalents	(11)	—
Net Increase (Decrease) In Cash and Cash Equivalents	18	(59)
Cash and Cash Equivalents At Beginning of Period	155	80
Cash and Cash Equivalents At End of Period	$173	$21

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Unaudited)

NOTE 1 - ACCOUNTING AND REPORTING POLICIES

Our Business

Coca-Cola Enterprises Inc. (“we,” “our” or “us”) is the world’s largest marketer, producer and distributor of bottle and can nonalcoholic beverages. We market, produce and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States, the District of Columbia and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco and the Netherlands (collectively referred to as “Europe”).

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”). For quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period. Both the three months ended July 1, 2005 and July 2, 2004 included 91 days and the six months ended July 1, 2005 and July 2, 2004 included 182 and 184 days, respectively.

Reclassifications

We have reclassified certain amounts in our prior year’s Condensed Consolidated Balance Sheet to conform to our current presentation.

Seasonality

Our operating results for the three and six months ended July 1, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005, due to business seasonality.  Business seasonality results primarily from traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization and interest expense, which are not significantly impacted by business seasonality.

NOTE 2 - NEW ACCOUNTING STANDARDS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense in the statement of income. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005, allows for early adoption and requires one of two transition methods to be applied. We will adopt SFAS 123R on January 1, 2006 and are in the process of determining which transition method we will apply.  Refer to Note 3 for the pro forma effect of recording our stock-based compensation plans under the fair value method of SFAS 123.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005, with early adoption allowed. We are in the process of evaluating the impact FIN 47 will have on our Condensed Consolidated Financial Statements.

NOTE 3 - STOCK-BASED COMPENSATION PLANS

We account for our stock-based compensation plans using the intrinsic value method of APB 25 and related interpretations. The following table illustrates the effect on reported net income and earnings per share for the three and six months ended July 1, 2005 and July 2, 2004, had we accounted for our stock-based compensation plans using the fair value method of SFAS 123, as amended (in millions, except per share data):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
Net income, as reported	$333	$203	$379	$307
Add: Total stock-based employee compensation costs included in net income, net of tax	4	4	8	7
Less: Stock-based employee compensation costs determined under the fair value method for all awards, net of tax	(13)	(18)	(25)	(33)
Net Income, pro forma	$324	$189	$362	$281
Net income per share:
Basic – as reported	$0.71	$0.44	$0.80	$0.67
Basic – pro forma	$0.69	$0.41	$0.77	$0.61
Diluted – as reported	$0.70	$0.43	$0.80	$0.65
Diluted – pro forma	$0.68	$0.40	$0.76	$0.60

During the three months ended July 1, 2005, we did not grant any stock options or shares of restricted stock. We issued an aggregate of approximately 0.5 million shares of common stock during the three months ended July 1, 2005 from the exercise of stock options.

During the six months ended July 1, 2005, we did not grant any stock options and granted 40,000 shares of restricted stock to certain employees. Generally, our restricted stock awards vest upon continued employment for a period of at least 5 years and the attainment of certain performance targets. We issued an aggregate of approximately 1.1 million shares of common stock during the six months ended July 1, 2005 from the exercise of stock options.

NOTE 4 - INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of July 1, 2005 and December 31, 2004 (in millions):

	July 1,	December 31,
	2005	2004
Finished goods	$573	$450
Raw materials and supplies	348	313
Total inventories	$921	$763

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

The following table summarizes our property, plant and equipment as of July 1, 2005 and December 31, 2004 (in millions):

	July 1,	December 31,
	2005	2004
Land	$472	$488
Building and improvements	2,163	2,197
Cold drink equipment	5,379	5,465
Fleet	1,596	1,680
Machinery and equipment	3,212	3,219
Furniture and office equipment	1,010	1,020
Property, plant and equipment	13,832	14,069
Less: accumulated depreciation and amortization	7,561	7,408
	6,271	6,661
Construction in process	239	252
Property, plant and equipment, net	$6,510	$6,913

Depreciation and amortization expense on our property, plant and equipment totaled $514 million and $521 million in the six months ended July 1, 2005 and July 2, 2004, respectively. During the first quarter of 2005, we completed an analysis of the useful lives used to depreciate our buildings and concluded that certain of the lives should be adjusted. Our depreciation and amortization expense would have been $520 million, or $6 million higher, in the six months ended July 1, 2005 had we not adjusted the useful lives of these buildings.

NOTE 6 - RELATED PARTY TRANSACTIONS

We are a marketer, producer and distributor principally of Coca-Cola products with 93 percent of our sales volume in the three and six months ended July 1, 2005 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned 36 percent of our outstanding shares as of July 1, 2005. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table presents transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the three and six months ended July 1, 2005 and July 2, 2004 (in millions):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$108	$130	$208	$248
Dispensing equipment repair services	16	13	31	27
Other transactions	11	3	22	5
Total	$135	$146	$261	$280
Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water and juice	$(1,229)	$(1,261)	$(2,267)	$(2,455)
Purchases of sweeteners	(27)	(82)	(101)	(158)
Purchases of finished products	(190)	(171)	(337)	(319)
Marketing support funding earned	129	156	232	378
Cold drink equipment placement funding earned	13	17	23	32
Total	$(1,304)	$(1,341)	$(2,450)	$(2,522)
Amounts affecting selling, delivery and administrative expenses:
Marketing program payments	$(1)	$(8)	$(2)	$(20)
Operating expense cost reimbursements	6	6	12	12
Other transactions	2	—	1	—
Total	$7	$(2)	$11	$(8)

During the three months ended July 1, 2005, we received approximately $48 million in proceeds from the settlement of litigation against suppliers of high fructose corn syrup (“HFCS”). These proceeds were recorded as a reduction in our cost of sales and included a payment of approximately $44 million from TCCC, which represented our share of the proceeds received by TCCC from the claims administrator. The amount received from TCCC is included in purchases of sweeteners in the table above. For additional information about the settlement of this litigation, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

We account for our derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. We use interest rate swap agreements to mitigate our exposure to changes in the fair value of fixed rate debt resulting from fluctuations in interest rates. We also use currency swap agreements, forward agreements, options and other financial instruments to minimize the impact of exchange rate changes on our nonfunctional currency cash flows and to protect the value of our net investments in foreign operations. All derivative financial instruments are recorded at their fair values on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. For additional information about our derivative financial instruments, refer to Notes 1 and 6 of the Notes to Consolidated Financial Statements in our Form 10-K.

Interest Rate Swap Agreements

At July 1, 2005 and December 31, 2004, our interest rate swap agreements designated as fair value hedges had a total fair value of $79 million and $95 million, respectively. These amounts are recorded in customer distribution rights and other noncurrent assets, net on our Condensed Consolidated Balance Sheets and are included in the carrying amount of our debt.

The following table provides a summary of our outstanding interest rate swap agreements as of July 1, 2005 and December 31, 2004 (in millions):

	July 1, 2005			December 31, 2004
Type	Notional Amount	Fair Value	Maturity Date	Notional Amount	Fair Value	Maturity Date
Fixed-to-floating	$225	$4	08/15/2006	$225	$7	08/15/2006
Fixed-to-floating	500	12	05/15/2007	500	20	05/15/2007
Fixed-to-floating	150	15	09/30/2009	150	19	09/30/2009
Fixed-to-floating	550	48	08/15/2011	550	49	08/15/2011
Total	$1,425	$79		$1,425	$95

NOTE 8 - DEBT

The following table summarizes our debt as of July 1, 2005 and December 31, 2004, as adjusted for the effects of our interest rate swap agreements (in millions, except rates):

	July 1, 2005		December 31, 2004
	Carrying		Carrying
	Balance	Rates(A)	Balance	Rates(A)
U.S. dollar commercial paper	$1,057	3.2%	$849	2.2%
Euro commercial paper	193	2.1	193	2.2
Canadian dollar commercial paper	243	2.6	182	2.6
U.S. dollar notes due 2006-2037(B)	3,497	4.3	3,763	4.2
Euro and pound sterling notes due 2006-2021	1,532	5.9	1,680	5.9
Canadian dollar notes due 2009	121	5.9	125	5.9
U.S. dollar debentures due 2012-2098	3,784	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(C)	185	8.4	177	8.4
Various foreign currency debt and credit facilities	231	—	278	—
Additional debt	116	—	100	—
Total debt	10,959		11,130
Less: current portion of debt	659		607
Debt, less current portion	$10,300		$10,523

(A) These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of our interest rate swap agreements.

(B) A $250 million USD note matured on January 4, 2005.

(C) Amounts are shown net of unamortized discounts of $444 million and $452 million as of July 1, 2005 and December 31, 2004, respectively.

At July 1, 2005 and December 31, 2004, $1.4 billion and $1.1 billion, respectively, of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our Condensed Consolidated Balance Sheets as a result of our intent and ability to refinance these borrowings through amounts available under our committed $2.5 billion revolving credit facility that matures in 2009.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. Amounts available under our committed credit facilities serve as back-up to our domestic and international commercial paper programs and support our working capital needs.  Amounts available under our public debt facilities could be used for long-term financing, refinancing of debt maturities and refinancing of commercial paper. The following table provides a summary of the availability under debt and credit facilities as of July 1, 2005 and December 31, 2004 (in millions):

	July 1,	December 31,
	2005	2004
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities	$2,957	$2,863
Amounts available under public debt facilities:(A)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	2,135	2,135
Canadian medium-term note program (B)	1,610	1,664
Total amounts available under public debt facilities	6,966	7,020

Total amounts available	$9,923	$9,883

(A) Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

(B) Our Canadian medium-term note program is scheduled to expire on July 29, 2005. We do not plan to renew this program.

At July 1, 2005 and December 31, 2004, we had $173 million and $209 million, respectively, of short-term borrowings outstanding under our credit facilities.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of July 1, 2005 and December 31, 2004. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

We guarantee debt and other obligations of certain third parties. In North America, we guarantee repayment of indebtedness owed by a PET (plastic) bottle manufacturing cooperative. We also guarantee repayment of indebtedness owed by a vending partnership in which we have a limited partnership interest.

The following table presents the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of July 1, 2005 and December 31, 2004 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2005	2004	2005	2004
Manufacturing cooperative	Various through 2015	$236	$236	$224	$206
Vending partnership	Nov 2006	25	25	16	16
Other	Renewable	1	1	1	1
		$262	$262	$241	$223

We hold no assets as collateral against these guarantees and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships.

Legal Contingencies

On June 22, 2005, the European Commission (“EC”) adopted a commitment decision related to an investigation of various commercial practices of TCCC and its European bottlers, which had commenced in 1999. The commitment decision renders legally binding the commitments set forth in the undertaking submitted to the EC on October 19, 2004. These commitments relate broadly to (1) exclusivity; (2) percentage-based purchasing commitments; (3) transparency, target rebates, tying, assortment or range commitments; and (4) agreements concerning products of other suppliers. In addition, the undertaking applies to (1) shelf space commitments in agreements with take-home customers; (2) financing and availability agreements in the on-premise channel; and (3) commercial arrangements concerning the installation and use of technical equipment. The majority of these commitments have already been adopted and implemented in our European territories.

We are also the subject of investigations by Belgian and French competition law authorities for our compliance under competition laws. These proceedings are subject to further review and we intend to continue to vigorously defend against an unfavorable outcome. At this time, it is not possible for us to determine the ultimate outcome of these matters.

In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices.  The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003.  We and TCCC argued our appeals before the Texas Supreme Court in November 2004.  The court has not yet released a decision.  Should the trial court’s verdict not be overturned, this matter would not have an adverse effect on our Condensed Consolidated Financial Statements. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against these claims and have not provided for any potential awards for these additional claims.

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

We are a defendant in various other matters of litigation, including other employment matters, generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that any ultimate liability would not materially affect our Condensed Consolidated Financial Statements.

During the three months ended July 1, 2005, we received approximately $48 million in proceeds from the settlement of litigation against suppliers of HFCS. These proceeds were recorded as a reduction in our cost of sales and represent approximately 90% of our share of the total anticipated settlement. We expect any remaining balance to be received in late 2005 or early 2006, subject to court approval. We have not recognized any amounts for the possible collection of the remaining balance because the ultimate outcome is not determinable at this time.

Environmental

At July 1, 2005, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 37 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our subsidiaries, including Canada, which may not be resolved for many years. We believe we have substantial defenses to the questions being raised and would pursue all legal remedies should an unfavorable outcome result. We believe we have adequately provided for any ultimate amounts that would result from these proceedings where it is probable we will pay some amounts and the amounts can be estimated; however, it is too early to predict a final outcome of these matters.

Cold Drink Equipment Placement

We participate in programs with TCCC designed to promote the placement of cold drink equipment (“Jumpstart Programs”). Under the Jumpstart Programs, as amended, we agree to (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2010 in North America and 2009 in Europe; (2) maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum sales volume of TCCC products. We have agreed to relocate equipment if it is not generating sufficient volume to meet minimum requirements. Movement of the equipment is required only if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the programs.

Should we not satisfy the provisions of the Jumpstart Programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under the programs and we believe the probability of a partial refund of amounts previously received under the programs is remote.  We believe we would in all cases resolve any matters that might arise regarding these programs. We and TCCC have amended prior agreements, and are currently discussing amendments to our existing agreement, to reflect, where appropriate, modified goals. We believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart Programs.

Letters of Credit

At July 1, 2005, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $379 million and letters of credit for certain operating activities aggregating $4 million.

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

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Net periodic benefit costs for the three months ended July 1, 2005 and July 2, 2004 consisted of the following (in millions):

	Pension Plans		Other Postretirement Plans
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
Components of net periodic benefit costs:
Service cost	$33	$27	$3	$2
Interest cost	38	33	6	5
Expected return on plan assets	(41)	(34)	—	—
Amortization of prior service cost	—	—	(3)	(3)
Amortization of actuarial loss	16	13	1	1
Net periodic benefit cost	$46	$39	$7	$5

Net periodic benefit costs for the six months ended July 1, 2005 and July 2, 2004 consisted of the following (in millions):

	Pension Plans		Other Postretirement Plans
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
Components of net periodic benefit costs:
Service cost	$65	$54	$6	$5
Interest cost	74	66	11	10
Expected return on plan assets	(80)	(68)	—	—
Amortization of prior service cost	—	—	(6)	(6)
Amortization of actuarial loss	32	25	2	2
Net periodic benefit cost	$91	$77	$13	$11

Contributions to our pension and other postretirement benefit plans were $28 million and $26 million for the six months ended July 1, 2005 and July 2, 2004, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2005, as well as our actual contributions for the year ended December 31, 2004 (in millions):

	Projected	Actual
	2005	2004
Pension - U.S.	$200	$229
Pension - Foreign	60	35
Other Postretirement	22	22
Total contributions	$282	$286

NOTE 11 - INCOME TAXES

Our effective tax rate was 21 percent and 31 percent for the six months ended July 1, 2005 and July 2, 2004, respectively. The following table provides a reconciliation of the income tax provision at the statutory federal rate to our actual income tax provision for the six months ended July 1, 2005 and July 2, 2004 (in millions):

	Six Months Ended
	July 1,	July 2,
	2005	2004
U.S. federal statutory expense	$167	$155
State expense, net of federal benefit	7	7
Taxation of European and Canadian operations, net	(43)	(30)
Rate change benefit	(35)	—
Valuation allowance provision	1	1
Nondeductible items	7	6
Revaluation of income tax obligations	(3)	(3)
Other, net	(1)	—
Total provision for income taxes	$100	$136

On October 22, 2004, the American Jobs Creation Act of 2004 (“Tax Act”) was signed into law.  The Tax Act contains, among other things, a repatriation provision that provides for a special, one-time tax deduction of 85 percent of certain foreign earnings that are repatriated, provided certain criteria are met. This special, one-time tax deduction is available for the year ending December 31, 2005. We are currently evaluating the impact to us of the repatriation provision and are awaiting further clarifying guidance to be issued by the U.S. Congress or the U.S. Treasury Department regarding certain key elements of the provision. At this time, we believe it is reasonably possible that we may repatriate up to $500 million in foreign earnings under the repatriation provision during the remainder of 2005. If we decide to repatriate the maximum of $500 million under the repatriation provision, the estimated tax liability would be approximately $30 million. Currently, the earnings from our international subsidiaries are considered to be indefinitely reinvested. As part of a broader tax analysis, we are also evaluating the possibility of repatriating amounts in excess of the $500 million allowed under the repatriation provision.

NOTE 12 - EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in a similar manner, but includes the dilutive effect of securities. The following table presents our basic and diluted earnings per share calculations for the three and six months ended July 1, 2005 and July 2, 2004 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
Net income	$333	$203	$379	$307
Basic weighted average common shares outstanding	471	465	471	461
Effect of dilutive securities(A)	4	11	4	10
Diluted weighted average common shares outstanding	475	476	475	471
Basic net income per share	$0.71	$0.44	$0.80	$0.67
Diluted net income per share	$0.70	$0.43	$0.80	$0.65

(A) Options to purchase 54 million and 58 million common shares were outstanding as of July 1, 2005 and July 2, 2004, respectively. Of these amounts, options to purchase 30 million and 14 million common shares for both the three and six months ended July 1, 2005 and July 2, 2004, respectively, were not included in the computation of diluted net income per share because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each year was included in the effect of dilutive securities.

NOTE 13 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other adjustments, including items such as foreign currency translation adjustments, hedges of net investments in international subsidiaries, gains and losses on certain investments in marketable equity securities, changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges and minimum pension liability adjustments, when applicable. We do not provide income taxes on currency translation adjustments, as the earnings from our international subsidiaries are considered to be indefinitely reinvested. The following table presents a summary of our comprehensive income (loss) for the three and six months ended July 1, 2005 and July 2, 2004 (in millions):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2005	2004	2005	2004
Net income	$333	$203	$379	$307
Currency translations	(231)	17	(354)	(20)
Net investment hedges, net of tax	28	(6)	47	7
Pension liability adjustment, net of tax	—	—	(3)	—
Unrealized gains (losses) on equity securities, net of tax	(1)	3	(3)	2
Unrealized losses on equity securities, net of tax, reclassified into earnings	4	—	4	—
Unrealized gains (losses) on cash flow hedges, net of tax	—	1	(3)	(4)
Realized (gains) losses on cash flow hedges, net of tax, reclassified into earnings	—	1	—	2
Net comprehensive income adjustments, net of tax	(200)	16	(312)	(13)
Comprehensive income	$133	$219	$67	$294

During the three months ended July 1, 2005, we recorded a $7 million ($4 million net of tax) loss on our investment in certain marketable equity securities, after concluding that our unrealized loss on the investment was other-than-temporary. For additional information about our marketable equity securities, refer to Notes 1 and 14 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 14 - RESTRUCTURING ACTIVITIES

During the three months ended July 1, 2005, we recorded restructuring charges totaling $8 million. These charges, included in selling, delivery and administrative expenses, were primarily related to (1) changes in our executive management and (2) workforce reductions of approximately 80 employees associated with the reorganization of our Texas region. The following table shows our restructuring activity for the six months ended July 1, 2005:

Severance Pay and Benefits
Balance at December 31, 2004	$—
Provision	8
Cash payments	—
Non-cash payments	(3)
Balance at July 1, 2005	$5

On July 28, 2005, we announced a plan to reorganize our North American operations. During the remainder of 2005, we anticipate that we will incur additional restructuring charges in the range of $65 million to $90 million primarily related to (1) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada and (2) the elimination of certain corporate headquarters positions. The reorganization of our North American operations will result in fewer layers of management, facilitate closer interaction with our customers and generate long-term cost savings through improved administrative and operating efficiency.

NOTE 15 - SUBSEQUENT EVENT

On July 13, 2005, we purchased options to acquire common stock and equity equivalents of Bravo! Foods International Corp (“Bravo”) from certain nonaffiliated shareholders of Bravo. Bravo is a producer and distributor of branded, shelf stable, flavored milk products. As part of this transaction, we are negotiating with the management of Bravo for master distribution rights for Bravo’s products and for the purchase of common stock directly from Bravo. The shares purchased directly from Bravo, when combined with the shares subject to the options, would constitute a majority ownership stake in Bravo.

The exercise of the options is dependent on the satisfactory completion of due diligence and reaching agreement on the terms of the distribution and share purchase agreements. It is anticipated that our total investment would be approximately $38 million upon exercise of the options and the purchase of common shares from Bravo. The options will expire on August 31, 2005.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Coca-Cola Enterprises Inc. (“we,” “our” or “us”) is the world’s largest marketer, producer and distributor of bottle and can nonalcoholic beverages. We market, produce and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States, the District of Columbia and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco and the Netherlands (collectively referred to as “Europe”). Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”).

Financial Performance

Net income in the second quarter of 2005 was $333 million, or $0.70 per diluted common share, compared to net income of $203 million, or $0.43 per diluted common share, in the second quarter of 2004. Net income in the second quarter of 2005 included (1) a $48 million ($30 million net of tax, or $0.06 per diluted common share) cost of sales reduction related to high fructose corn syrup (“HFCS”) litigation settlement proceeds; (2) an $8 million ($5 million net of tax, or $0.01 per diluted common share) charge related to restructuring activities; (3) a $7 million ($4 million net of tax, or $0.01 per diluted common share) gain on the sale of an asset; (4) a $7 million ($4 million net of tax, or $0.01 per diluted common share) loss on our investment in certain marketable equity securities; and (5) a $34 million ($0.07 per diluted common share) benefit from state tax law changes and provincial tax rate reductions. Net income in the second quarter of 2004 included an increase in our cost of sales of $41 million ($26 million net of tax, or $0.05 per diluted common share) resulting from the transition to a new concentrate pricing structure in North America.

In addition to the items noted above, our financial results in the second quarter of 2005 reflect the combined benefit of solid revenue growth driven by balanced pricing and volume results and the success of our ongoing operating expense initiatives. These factors were partially offset by the impact of a higher cost of goods environment.

2005 Outlook

We are projecting earnings per diluted common share for 2005 to be in the mid $1.30’s. We expect our overall capital spending to be approximately $1.0 billion for the full year 2005.

For North America, our goal is to achieve volume growth of approximately 1.0 percent and net price per case growth of approximately 2.0 percent to 3.0 percent from our continued commitment to revenue enhancing strategies. For Europe, our goals include volume growth of approximately 1.0 percent and net price per case growth of 1.0 percent. We expect our consolidated cost of goods per case to increase approximately 4.0 percent, including the impact of package mix shifts and a 2.0 percent increase in our concentrate price from TCCC.

RESULTS OF OPERATIONS

The following table presents our Condensed Consolidated Statements of Income data as a percentage of net operating revenues for the periods presented:

	Second Quarter		First Six Months
	2005	2004	2005	2004
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.9	59.5	59.4	58.8
Gross profit	41.1	40.5	40.6	41.2
Selling, delivery and administrative expenses	29.8	31.2	32.0	32.9
Operating income	11.3	9.3	8.6	8.3
Interest expense, net	3.1	3.2	3.4	3.4
Other nonoperating (expense) income, net	(0.1)	0.0	(0.1)	0.0
Income before income taxes	8.1	6.1	5.1	4.9
Income tax expense	1.6	1.9	1.0	1.5
Net income	6.5%	4.2%	4.1%	3.4%

Operating Income

Operating income increased $131 million, or 29 percent, in the second quarter of 2005 to $582 million from $451 million in the second quarter of 2004. Operating income increased $47 million, or 6 percent, in the first six months of 2005 to $802 million from $755 million in the first six months of 2004. Below are the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest ½ percent):

	Second Quarter 2005		First Six Months 2005
	Amount	Percent Change of Total	Amount	Percent Change of Total
Changes in operating income:
Impact of price, cost and mix on gross profit	$5	1.0%	$(51)	(7.0)%
Impact of volume on gross profit	32	7.0	7	1.0
Impact of selling day shift volume on gross profit	—	0.0	(48)	(6.5)
Impact of SD&A expenses	1	0.5	38	5.0
New concentrate pricing structure in 2004	41	9.0	41	5.5
HFCS litigation settlement proceeds in 2005	48	10.5	48	6.5
Restructuring charges in 2005	(8)	(1.5)	(8)	(1.0)
Asset sale in 2005	7	1.5	7	1.0
Currency exchange rate changes	9	2.0	14	2.0
Other changes	(4)	(1.0)	(1)	(0.5)
Change in operating income	$131	29.0%	$47	6.0%

Net Operating Revenues

Net operating revenues increased 6 percent in the second quarter of 2005 to $5.1 billion from $4.8 billion in the second quarter of 2004. The percentage of our second quarter of 2005 net operating revenues derived from North America and Europe was 70 percent and 30 percent, respectively. Great Britain contributed 45 percent of Europe’s net operating revenues in the second quarter of 2005.

Net operating revenues increased 3 percent in the first six months of 2005 to $9.3 billion from $9.1 billion in the first six months of 2004. The percentage of our first six months of 2005 net operating revenues derived from North America and Europe was 71 percent and 29 percent, respectively. Great Britain contributed 45 percent of Europe’s net operating revenues in the first six months of 2005.

Our net operating revenues in the second quarter and first six months of 2005 were impacted by increased sales of our low-calorie beverages, moderate pricing growth and favorable currency exchange rate changes, offset by a continuing decline in the sale of our regular soft drinks.

Net operating revenue per case increased 4.0 percent in the second quarter of 2005 versus the second quarter of 2004 and increased 3.5 percent in the first six months of 2005 as compared to the first six months of 2004. The following table presents the significant components of the change in our net operating revenue per case for the periods presented (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Second Quarter 2005			First Six Months 2005
	Total	North America	Europe	Total	North America	Europe
Changes in net operating revenue per case:
Bottle and can net price per case	2.0%	2.0%	0.5%	1.5%	2.0%	0.5%
Customer marketing and other promotional adjustments	0.0	0.0	0.5	(0.5)	(0.5)	0.5
Belgium excise and VAT tax changes	0.0	0.0	0.5	0.5	0.0	1.0
Post mix revenues, agency revenues and other revenues	0.5	1.0	0.5	0.5	0.5	1.0
Currency exchange rate changes	1.5	0.5	3.0	1.5	0.5	4.0
Change in net operating revenue per case	4.0%	3.5%	5.0%	3.5%	2.5%	7.0%

During the second quarter of 2005 and the first six months of 2005, our bottle and can sales accounted for 91 percent of our net operating revenues. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent we are able to increase volume in higher margin packages that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. During the second quarter of 2005, the increase in our bottle and can net price per case reflects our strong marketplace execution of revenue enhancing strategies.

We participate in various programs and arrangements with customers designed to increase the sale of our products. Among these programs are arrangements in which allowances can be earned by customers for attaining agreed-upon sales levels and/or for participating in specific marketing programs. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. The cost of these various programs, included as a deduction in net operating revenues, totaled $610 million and $532 million in the second quarter of 2005 and 2004, respectively, and $1.1 billion and $1.0 billion in the first six months of 2005 and 2004, respectively. These amounts are net of customer marketing accrual reductions of $19 million and $15 million in the second quarter of 2005 and 2004, respectively, and $37 million and $39 million in the first six months of 2005 and 2004, respectively. The cost of these various programs as a percentage of gross revenues was 6.8 percent and 6.4 percent in the second quarter of 2005 and 2004, respectively, and 6.8 percent and 6.1 percent in the first six months of 2005 and 2004, respectively. The increase in the cost of these various programs as a percentage of gross revenues was the result of increased promotional activity to help boost the sale of our products.

Cost of Sales

Cost of sales increased 5 percent in the second quarter of 2005 to $3.0 billion from $2.9 billion in the second quarter of 2004 and increased 4 percent in the first six months of 2005 to $5.5 billion from $5.3 billion in the first six months of 2004.

Cost of sales per case increased 3.0 percent in the second quarter of 2005 versus the second quarter of 2004 and increased 4.5 percent in the first six months of 2005 as compared to the first six months of 2004. The following table presents the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Second Quarter 2005			First Six Months 2005
	Total	North America	Europe	Total	North America	Europe
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	3.5%	4.0%	1.0%	3.0%	4.0%	1.0%
Belgium excise and VAT tax changes	0.0	0.0	0.5	0.5	0.0	1.5
New concentrate pricing structure in 2004	(1.5)	(2.0)	0.0	(1.0)	(1.0)	0.0
HFCS litigation settlement proceeds in 2005	(1.5)	(2.5)	0.0	(1.0)	(1.5)	0.0
Bottle and can marketing credits and Jumpstart funding	(0.5)	(0.5)	(0.5)	0.0	0.0	(0.5)
Costs related to post mix revenues, agency revenues and other revenues	1.5	1.5	1.0	1.0	1.0	1.5
Currency exchange rate changes	1.5	1.0	3.0	2.0	0.5	4.5
Change in cost of sales per case	3.0%	1.5%	5.0%	4.5%	3.0%	8.0%

The increase in our bottle and can ingredient and packaging costs in the second quarter and first six months of 2005, reflects an increase in the costs of certain materials, primarily aluminum and PET (plastic) bottles. We also experienced a moderate increase in the cost of concentrate.

During the second quarter of 2005, we received approximately $48 million in proceeds from the settlement of litigation against suppliers of HFCS. These proceeds were recorded as a reduction in our cost of sales during the quarter and represent approximately 90% of our share of the total anticipated settlement. We expect any remaining balance to be received in late 2005 or early 2006, subject to court approval.

We are implementing a project in the Netherlands to transition from the production and sale of refillable PET (plastic) bottles to the production and sale of non-refillable PET (plastic) bottles. The transition commenced in 2004 and is expected to be completed in the second half of 2005. The transition has resulted in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable plastic bottles; (2) costs for removing current production lines; (3) termination and severance costs; (4) training costs; (5) external warehousing costs; and (6) operational inefficiencies. The total of these expenses is estimated to be $27 million, of which, $16 million were recognized during the full year 2004 and $8 million were recognized in the first six months of 2005. We expect the increased packaging flexibility to increase sales in the Netherlands by offering added variety and convenience to consumers.

During the first quarter of 2005, we completed an analysis of the useful lives used to depreciate our buildings and concluded that certain of the lives should be adjusted. Our depreciation and amortization expense would have been $520 million, or $6 million higher, in the first six months of 2005 had we not adjusted the useful lives of these buildings.

Volume

The following table presents the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of two fewer selling days in the first six months of 2005 versus the first six months of 2004 (rounded to the nearest ½ percent):

	Second Quarter 2005			First Six Months 2005
	Total	North America	Europe	Total	North America	Europe
Volume change	2.0%	1.5%	3.0%	(1.0)%	(0.5)%	(2.0)%
Impact of selling day shift	0.0	0.0	0.0	1.5	1.5	1.0
Volume change, excluding selling day shift	2.0%	1.5%	3.0%	0.5%	1.0%	(1.0)%

The following table presents our volume results by major brand category for the periods presented, as adjusted to reflect the impact of two fewer selling days in the first six months of 2005 versus the first six months of 2004 (rounded to the nearest ½ percent):

	Second Quarter 2005		First Six Months 2005
	Change	Percent of Total	Change	Percent of Total
North America:
Coca-Cola Trademark	(1.0)%	59.5%	(1.0)%	60.0%
Flavors	0.5	24.5	0.5	25.0
Juices, isotonics and other	2.0	9.0	(0.5)	8.0
Water	31.0	7.0	24.5	7.0
Total	1.5%	100%	1.0%	100%
Europe:
Coca-Cola Trademark	3.5%	67.5%	0.0%	68.5%
Flavors	(2.5)	21.0	(6.0)	20.0
Juices, isotonics and other	11.0	9.5	7.0	9.5
Water	22.0	2.0	(11.0)	2.0
Total	3.0%	100%	(1.0)%	100%
Total:
Coca-Cola Trademark	0.0%	61.5%	(1.0)%	62.5%
Flavors	0.0	23.5	(1.0)	23.5
Juices, isotonics and other	4.0	9.0	1.5	8.5
Water	30.5	6.0	20.5	5.5
Total	2.0%	100%	0.5%	100%

The following table presents our volume results by major package category for the periods presented, as adjusted to reflect the impact of two fewer selling days in the first six months of 2005 versus the first six months of 2004 (rounded to the nearest ½ percent):

	Second Quarter 2005		First Six Months 2005
	Change	Percent of Total	Change	Percent of Total
North America:
Cans	(1.0)%	61.0%	(1.0)%	60.5%
20-ounce	2.5	14.5	0.5	14.5
2-liter	(6.0)	10.0	(8.0)	11.0
Other	19.5	14.5	18.5	14.0
Total	1.5%	100%	1.0%	100%
Europe:
Cans	6.0%	39.5%	1.0%	38.5%
Multi serve PET (1-liter and greater)	1.0	31.5	(4.5)	32.0
Single serve PET	3.0	14.0	0.0	13.5
Other	1.0	15.0	0.5	16.0
Total	3.0%	100%	(1.0)%	100%

North America comprised approximately 76 percent of our wholesale physical case volume for all periods presented.

In the second quarter of 2005, our Coca-Cola trademark products were flat on a consolidated basis. The sale of our regular Coca-Cola trademark products decreased 2.5 percent on a consolidated basis, while our Diet Coca-Cola trademark products increased 4.5 percent. The decrease in our Coca-Cola trademark products was primarily the result of decreased sales of Coke Classic and Coca-Cola C2, offset partially by sales of Coke with lime, which was introduced during the first quarter of 2005. Our Diet Coca-Cola trademark products increased as a result of significant product innovation during the second quarter of 2005, which included the introduction of Diet Coke Sweetened with Splenda in May 2005 and Coca-Cola Zero in June 2005.

On a consolidated basis, our flavors volume was flat in the second quarter of 2005. We experienced a decrease in the sale of regular Sprite and Fanta products, offset partially by an increase in the sale of diet Sprite Zero and diet Fanta. We also introduced two new energy drinks, Full Throttle and Rockstar, during the first and second quarters of 2005, respectively. These products have performed above expectations and have had a positive impact on our sales volume.

Our juices, isotonics and other volume increased 4.0 percent, on a consolidated basis, during the second quarter of 2005. This increase was primarily driven by higher sales of our sports drinks Powerade and Aquarius, offset partially by a decrease in the sale of Minute Maid products. The consolidated performance of our water brands reflects a significant increase in the sale of Dasani. This included the introduction of Dasani flavored waters during the second quarter of 2005.

The overall performance of our products in the second quarter and first six months of 2005 continued to indicate a consumer preference for more diet and low-calorie products. Consumers are demanding more beverage choices and we must have the products and packages available to accommodate their desires and needs. To meet these demands we will continue to promote product innovation in our diet and light brands during the remainder of 2005. This activity will include the introduction of Sugar-Free Full

Throttle, two new zero-calorie Fresca products, Dasani water brand extensions and Powerade Option, a reduced calorie sports drink.

In North America, our volume comparisons during the second quarter of 2005 were also impacted by increased marketing activities, which were implemented in conjunction with the launch of our new products. Our European volume comparisons during the second quarter of 2005 were impacted by (1) new product and package introductions that occurred earlier in 2005; (2) increased levels of marketing activities, particularly in Great Britain; and (3) volume shortfalls during the second quarter of 2004 due to changes in the Belgian excise tax and VAT rates.

Selling, Delivery and Administrative Expenses

Selling, delivery and administrative (“SD&A”) expenses increased $19 million, or 1 percent, in the second quarter of 2005 to $1.5 billion. SD&A expenses were $3.0 billion in both the first six months of 2005 and 2004. Below are the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest ½ percent):

	Second Quarter 2005		First Six Months 2005
	Amount	Percent Change of Total	Amount	Percent Change of Total
Changes in SD&A expenses:
Administrative expenses	$9	0.5%	$(8)	(0.5)%
Selling and marketing expenses	(14)	(1.0)	(25)	(1.0)
Restructuring charges in 2005	8	0.5	8	0.5
Asset sale in 2005	(7)	(0.5)	(7)	(0.5)
Other expenses	6	0.5	(5)	0.0
Currency exchange rate changes	17	1.0	39	1.5
Change in SD&A expenses	$19	1.0%	$2	0.0%

SD&A expenses as a percentage of net operating revenues were 29.8 percent and 31.2 percent in the second quarter of 2005 and 2004, respectively, and 32.0 percent and 32.9 percent in the first six months of 2005 and 2004, respectively. The ongoing operating expense initiatives throughout our organization contributed to the decline in our SD&A expenses as a percentage of net operating revenues.

During the second quarter of 2005, we recorded restructuring charges totaling $8 million. These charges were primarily related to (1) changes in our executive management and (2) workforce reductions of approximately 80 employees associated with the reorganization of our Texas region. On July 28, 2005, we announced a plan to reorganize our North American operations.  During the remainder of 2005, we anticipate that we will incur additional restructuring charges in the range of $65 million to $90 million primarily related to (1) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada and (2) the elimination of certain corporate headquarters positions. The reorganization of our North American operations will result in fewer layers of management, facilitate closer interaction with our customers and generate long-term cost savings through improved administrative and operating efficiency.

Interest Expense

Interest expense, net was $157 million in both the second quarter of 2005 and 2004. Our weighted average cost of debt was 5.6 percent in the second quarter of 2005 versus 5.3 percent in the second quarter of 2004. Our average outstanding debt balance in the second quarter of 2005 was $11.1 billion as compared to $11.6 billion in the second quarter of 2004.

Interest expense, net increased 0.5 percent in the first six months of 2005 to $314 million from $313 million in the first six months of 2004. Our weighted average cost of debt was 5.5 percent in the first six months of 2005 versus 5.3 percent in the first six months of 2004. Our average outstanding debt balance in the first six months of 2005 was $11.0 billion as compared to $11.5 billion in the first six months of 2004.

At July 1, 2005, 72 percent of our debt portfolio was comprised of fixed-rate debt and 28 percent was floating-rate debt.

Other nonoperating (expense) income, net

During the second quarter of 2005, we recorded a $7 million loss on our investment in certain marketable equity securities, after concluding that our unrealized loss on the investment was other-than-temporary.

Income Tax Expense

Our effective tax rate was 21 percent and 31 percent for the first six months of 2005 and 2004, respectively. Our effective tax rate for the first six months of 2005 included the benefit of state tax law changes and provincial tax rate reductions totaling $35 million (7 percentage point decrease in our effective tax rate). Our effective tax rate for the remaining six months of 2005 is projected to be approximately 29 percent. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first six months of 2005 and 2004.

RELATIONSHIP WITH THE COCA-COLA COMPANY

We are a marketer, producer and distributor principally of Coca-Cola products with 93 percent of our sales volume in the second quarter and first six months of 2005 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned 36 percent of our outstanding shares as of July 1, 2005. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table presents transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	Second Quarter		First Six Months
	2005	2004	2005	2004
Amounts received from TCCC:
Marketing support funding earned	$129	$156	$232	$378
Fountain syrup and packaged product sales	108	130	208	248
Cold drink equipment placement funding earned	13	17	23	32
Dispensing equipment repair services	16	13	31	27
Operating expense cost reimbursements	6	6	12	12
Other transactions	16	3	28	5
Total	$288	$325	$534	$702
Amounts paid to TCCC:
Purchases of syrup, concentrate, mineral water and juice	$(1,229)	$(1,261)	$(2,267)	$(2,455)
Purchases of sweeteners	(27)	(82)	(101)	(158)
Purchases of finished products	(190)	(171)	(337)	(319)
Marketing program payments	(1)	(8)	(2)	(20)
Other transactions	(3)	—	(5)	—
Total	$(1,450)	$(1,522)	$(2,712)	$(2,952)

During the second quarter of 2005, we received approximately $48 million in proceeds from the settlement of litigation against suppliers of HFCS. These proceeds were recorded as a reduction in our cost of sales and included a payment of approximately $44 million from TCCC, which represented our share of the proceeds received by TCCC from the claims administrator. The amount received from TCCC is included in purchases of sweeteners in the table above. For additional information about the settlement of this litigation, refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

CASH FLOW AND LIQUIDITY REVIEW

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditures, benefit plan contributions, working capital requirements, scheduled debt payments, interest payments, income tax obligations, dividends to our shareowners, any contemplated acquisitions and share repurchases.

The following table provides a summary of the availability under debt and credit facilities as of July 1, 2005 and December 31, 2004 (in millions):

	July 1,	December 31,
	2005	2004
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities	$2,957	$2,863
Amounts available under public debt facilities: (A)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	2,135	2,135
Canadian medium-term note program (B)	1,610	1,664
Total amounts available under public debt facilities	6,966	7,020

Total amounts available	$9,923	$9,883

(A) Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

(B) Our Canadian medium-term note program is scheduled to expire on July 29, 2005. We do not plan to renew this program.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings and various lines of credit.  At July 1, 2005 and December 31, 2004, we had $1.5 billion and $1.2 billion, respectively, outstanding in commercial paper.  During 2005, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and short-term credit facilities with operating cash flow and intend to refinance the remaining outstanding borrowings.  As shown in the table above, at July 1, 2005 and December 31, 2004, we had $3.0 billion and $2.9 billion, respectively, available for borrowing under committed domestic and international credit facilities.

During 2005, we may repurchase up to $150 million in outstanding shares under our share repurchase program. We did not repurchase any outstanding shares during the first six months of 2005 under this program.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s and Fitch are A2, A and A, respectively. Changes in our operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our Condensed Consolidated Financial Statements.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of July 1, 2005 and December 31, 2004. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first six months of 2005, our primary sources of cash were (1) $334 million derived from operations; (2) $302 million from the net change in commercial paper; and (3) $299 million from the issuance of debt. Our primary uses of cash were (1) debt repayments of $579 million and (2) capital asset investments totaling $343 million.

Operating Activities

Our net cash derived from operating activities totaled $334 million in the first six months of 2005 versus net cash derived from operating activities of $450 million in the first six months of 2004. This change was primarily the result of a $72 million increase in our net income, offset by a $178 million decrease from the change in our net operating assets and liabilities. Refer to Financial Position in this Form 10-Q for additional information about the change in our net operating assets and liabilities.

Investing Activities

Our capital asset investments decreased $63 million in the first six months of 2005 to $343 million and represented the principal use of cash for investing activities. Our first six months of 2005 capital asset investments included approximately (1) $151 million for operational infrastructure improvements; (2) $118 million for cold drink equipment purchases; (3) $35 million for fleet purchases; and (4) $39 million for IT and other capital investments.

Financing Activities

Our net cash derived from financing activities was $2 million in the first six months of 2005 compared to net cash used in financing activities of $111 million in the first six months of 2004. The following table presents our issuances of debt, payments on debt and our net issuance of commercial paper for the periods presented (in millions):

			First Six Months
Issuances of debt	Maturity Date	Rate	2005	2004
British revolving credit facilities	Uncommitted	— (A)	$74	$4
French revolving credit facilities	Uncommitted	— (A)	225	128
Other issuances	—	—	—	55
Total issuances of debt, excluding commercial paper			299	187
Net issuances of commercial paper			302	502
Total issuances of debt			$601	$689

			First Six Months
Payments on debt	Maturity Date	Rate	2005	2004
$250 million U.S. dollar note	January 2005	8.00%	$(250)	$—
$350 million Canadian dollar note	March 2004	5.65%	—	(266)
$500 million U.S. dollar note	April 2004	— (A)	—	(500)
$60 million Canadian dollar note	May 2004	— (A)	—	(44)
British revolving credit facilities	Uncommitted	— (A)	(75)	(55)
French revolving credit facilities	Uncommitted	— (A)	(177)	(39)
Other payments	—	—	(77)	(24)
Total payments on debt			$(579)	$(928)

(A) These credit facilities and notes carry variable interest rates.

During the first six months of 2005, we made $38 million in dividend payments on our common stock, which represented our regular quarterly dividend of $0.04 per common share. In addition, we received proceeds of $18 million from the exercise of stock options during the first six months of 2005, compared to $165 million in the first six months of 2004.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $318 million, or 17 percent, to $2.2 billion at July 1, 2005 from $1.9 billion at December 31, 2004. This increase was primarily driven by the seasonality of our business and the termination of our sale of accounts receivable program in January 2005, offset by currency exchange rate changes. Inventories increased $158 million, or 21 percent, to $921 million at July 1, 2005 from $763 million at December 31, 2004. This increase was primarily due to the seasonality of our business which results in higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year.

Liabilities and Shareowners’ Equity

Accounts payable and accrued expenses decreased $206 million, or 8 percent, to $2.5 billion at July 1, 2005 from $2.7 billion at December 31, 2004. This decrease was primarily driven by (1) the timing of payments, including those related to our customer trade marketing programs and annual bonus program, which were made in the first quarter of 2005 and (2) currency exchange rate changes.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans were $28 million and $26 million for the first six months of 2005 and 2004, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2005, as well as our actual contributions for the year ended December 31, 2004 (in millions):

	Projected	Actual
	2005	2004
Pension - U.S.	$200	$229
Pension - Foreign	60	35
Other Postretirement	22	22
Total contributions	$282	$286

CONTINGENCIES

Legal Contingencies

On June 22, 2005, the European Commission (“EC”) adopted a commitment decision related to an investigation of various commercial practices of TCCC and its European bottlers, which had commenced in 1999. The commitment decision renders legally binding the commitments set forth in the undertaking submitted to the EC on October 19, 2004. These commitments relate broadly to (1) exclusivity; (2) percentage-based purchasing commitments; (3) transparency, target rebates, tying, assortment or range commitments; and (4) agreements concerning products of other suppliers. In addition, the undertaking applies to (1) shelf space commitments in agreements with take-home customers; (2) financing and availability agreements in the on-premise channel; and (3) commercial arrangements concerning the installation and use of technical equipment. The majority of these commitments have already been adopted and implemented in our European territories.

We are also the subject of investigations by Belgian and French competition law authorities for our compliance under competition laws. These proceedings are subject to further review and we intend to continue to vigorously defend against an unfavorable outcome. At this time, it is not possible for us to determine the ultimate outcome of these matters.

In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices.  The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003.  We and TCCC argued our appeals before the Texas Supreme Court in November 2004.  The court has not yet released a decision.  Should the trial court’s verdict not be overturned, this matter would not have an adverse effect on our Condensed Consolidated Financial Statements. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against these claims and have not provided for any potential awards for these additional claims.

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

We are a defendant in various other matters of litigation, including other employment matters, generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these cases, we believe that any ultimate liability would not materially affect our Condensed Consolidated Financial Statements.

During the second quarter of 2005, we received approximately $48 million in proceeds from the settlement of litigation against suppliers of HFCS. These proceeds were recorded as a reduction in our cost of sales and represent approximately 90% of our share of the total anticipated settlement. We expect any remaining balance to be received in late 2005 or early 2006, subject to court approval. We have not recognized any amounts for the possible collection of the remaining balance because the ultimate outcome is not determinable at this time.

Environmental

At July 1, 2005, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 37 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our subsidiaries, including Canada, which may not be resolved for many years. We believe we have substantial defenses to the questions being raised and would pursue all legal remedies should an unfavorable outcome result. We believe we have adequately provided for any ultimate amounts that would result from these proceedings where it is probable we will pay some amounts and the amounts can be estimated; however, it is too early to predict a final outcome of these matters.

Cold Drink Equipment Placement

We participate in programs with TCCC designed to promote the placement of cold drink equipment (“Jumpstart Programs”). Under the Jumpstart Programs, as amended, we agree to (1) purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2010 in North America and 2009 in Europe; (2) maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum sales volume of TCCC products. We have agreed to relocate equipment if it is not generating sufficient volume to meet minimum requirements. Movement of the equipment is required only if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the programs.

Should we not satisfy the provisions of the Jumpstart Programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to seek a partial refund of amounts previously paid. No refunds have ever been paid under the programs and we believe the probability of a partial refund of amounts previously received under the programs is remote.  We believe we would in all cases resolve any matters that might arise regarding these programs. We and TCCC have amended prior agreements, and are currently discussing amendments to our existing agreement, to reflect, where appropriate, modified goals. We believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart Programs.

CAUTIONARY STATEMENTS

Certain expectations and projections regarding the future performance of Coca-Cola Enterprises Inc. (“we,” “our” or “us”) referenced in this Form 10-Q and in other reports and proxy statements we file with the U.S. Securities and Exchange Commission are forward-looking statements. Officers may also make verbal statements to analysts, investors, the media and others that are “forward-looking.” Forward-looking statements include, but are not limited to:

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

•                  concentrate cost increases from The Coca-Cola Company (“TCCC”);

•                  capital expenditures; and

•                  developments in accounting standards.

There are several factors –many beyond our control –that could cause results to differ significantly from our expectations. Our expectations are based on then currently available competitive, financial and economic data along with our operating plans and are subject to future events and uncertainties. We caution readers that in addition to the important factors described elsewhere in this Form 10-Q, the following factors, among others, could cause our business, results of operations and/or financial condition in 2005 and thereafter to differ significantly from those expressed in any forward-looking statements. There are also other factors not described in this Form 10-Q that could cause results to differ from our expectations.

Marketplace

Our response to continued and increased customer and competitor consolidations and marketplace competition may result in lower than expected net pricing of our products. In addition, competitive pressures may cause channel and product mix to shift from more profitable cold drink channels and packages and adversely affect our overall pricing. Efforts to improve pricing in the future consumption channels of our business may result in lower than expected volume. Net pricing, volume and costs of sales are the primary determinants of net earnings.

Health and wellness trends throughout the marketplace have resulted in a decreased demand for regular soft drinks and an increased desire for more diet and low-calorie products. Our failure to offset the decline in sales of our regular soft drinks and to provide the types of products that our customers prefer could have an adverse affect on our business, results of operations and financial condition.

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

Raw Materials

If there are increases in the costs of raw materials, ingredients or packaging materials and we are unable to pass the increased costs onto our customers in the form of higher prices, our earnings and financial condition could be adversely affected. Additionally, if suppliers of raw materials, ingredients or packaging materials are affected by strikes, weather conditions, governmental controls, national emergencies or other events, and we are unable to obtain the materials from an alternate source, our earnings and financial condition could be adversely affected.

Infrastructure Investment

Projected capacity levels of our infrastructure investments may differ from actual levels if our volume growth is not as anticipated. Significant changes from our expected timing of returns on cold drink equipment and employee, fleet and plant infrastructure investments could adversely impact our earnings and financial condition.

Financing Considerations

Changes from our expectations for interest and currency exchange rates can have a material impact on our forecasts. We may not be able to completely mitigate the effect of significant interest rate or currency exchange rate changes. Changes in our debt rating could have a material adverse effect on interest costs and our financing sources.

Legal Contingencies

Changes from expectations for the resolution of outstanding legal claims and assessments could have a material impact on our forecasts and financial condition. Litigation or other claims based on alleged unhealthful properties of soft drinks could be filed against us and would require our management to devote significant time and resources to dealing with such claims. While we would not believe such claims to be meritorious, any such claims would be accompanied by unfavorable publicity that could have an adverse effect on the sales of certain of our products.  Our failure to abide by laws, orders or other legal commitments could subject us to fines, penalties or other damages.

Legislative Risk

Our business model is dependent on the availability of our products in multiple channels and locations to better satisfy our customers’ needs. Laws that restrict our ability to distribute products in schools and other venues could negatively impact our revenue, profit and cash flows.

Tax Contingencies

An assessment of additional taxes resulting from audits of our tax filings for various periods could have a material impact on our earnings and financial condition.

Weather

Unfavorable weather conditions in the geographic regions in which we do business, particularly in Europe, could have a material impact on our sales volume, earnings and financial condition.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in “Management’s Financial Review –Interest Rate and Currency Risk Management” in our Form 10-K for the year ended December 31, 2004.

Item 4.    Controls and Procedures

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended July 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During July 2005, the Company implemented the financial modules of SAP in Europe. As a result, certain processes were standardized across Europe.

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On June 22, 2005, the European Commission adopted a commitment decision concerning various commercial practices of The Coca-Cola Company and its bottlers in the European Economic Area, including our bottlers.  The commitment decision renders legally binding the commitments set forth in the Undertaking submitted by the bottlers to the European Commission on October 19, 2004, as such Undertaking was revised following consultations with national competition authorities of European Economic Area Member States and industry participants.  The final Undertaking is substantially similar to the Undertaking initially submitted on October 19, 2004.

Two California labor and employment cases described in our Form 10-K for the year ended December 31, 2005, Santilli, et al. vs. Coca-Cola Enterprises Inc. et al, and Saucedo, et al. vs. Coca-Cola Enterprises et al, were resolved, and the dismissal of those actions was approved by the Superior Court of the State of California, County of San Bernardino, West District, on January 26, 2005.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the second quarter of 2005:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2005 through April 29, 2005	3,246	$19.76	—	33,283,579
April 30, 2005 through May 27, 2005	3,246	20.51	—	33,283,579
May 28, 2005 through July 1, 2005	56,518	22.07	—	33,283,579
Total	63,010	$21.87	—	33,283,579

(A)  The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. by employees in payment of tax obligations related to the vesting of restricted shares.

Item 4.           Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners was held on Friday, April 29, 2005 in Wilmington, Delaware at which the following matters were submitted to a vote of the shareowners of the Company:

(a)  Votes cast for or withheld regarding the election of Directors for terms expiring in 2008:

	For	Withheld
Fernando Aguirre	432,178,937	16,062,651
James E. Copeland, Jr.	432,093,341	16,148,247
Irial Finan	374,365,206	73,876,382
Summerfield K. Johnston, III	375,813,004	72,428,584

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2006
Calvin Darden
J. Alexander M. Douglas, Jr.
Marvin J. Herb
Lowry F. Kline

Term expiring in 2007
John R. Alm
J. Trevor Eyton
Gary P. Fayard
L. Phillip Humann
Paula R. Reynolds

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
Approval of the Executive Management Incentive Plan (January 1, 2005)	426,211,287	18,891,628	3,038,349	100,324

Ratification of the Audit Committee appointment of independent auditors	440,960,810	4,602,953	2,677,702	123

Shareowner proposal relating to shareowner approval of certain severance agreements	103,725,806	291,158,185	24,315,212	29,042,385

Shareowner proposal requesting significant portion of future stock option grants to senior executives be performance-based	76,061,253	318,010,636	24,127,332	30,042,367

Shareowner proposal requesting amendment of governance documents to require election of directors by majority vote	94,480,302	299,969,534	24,749,386	29,042,366

Shareowner proposal requesting a performance and time-based restricted share grant program for senior executives	26,462,518	368,076,114	24,050,837	29,652,119

Item 5.    Other Information

(a) Reference is made to Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for disclosures concerning restructuring charges.

Item 6.    Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
10.1	Form of Deferred Stock Unit Agreement.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.2	Form of Stock Option Agreement.	Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.3	Form of Stock Option Grant to Nonemployee Director.	Exhibit 99.3 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.4	Form of Restricted Stock Award.	Exhibit 99.4 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.5	Executive Management Incentive Plan.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: April 29, 2005).

10.6	Separation Agreement between Coca-Cola Enterprises Inc. and G. David Van Houten, Jr., effective as of June 9, 2005.	Exhibit 10 to our Current Report on Form 8-K (Date of Report: June 8, 2005).

10.7	Undertaking of Bottling Holdings (Luxembourg) sarl, et al.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: June 22, 2005).

12	Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification by John R. Alm, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas, III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John R. Alm, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas, III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date: July 29, 2005	/s/ William W. Douglas III
William W. Douglas III
Senior Vice President and Chief Financial Officer

Date: July 29, 2005	/s/ Charles D. Lischer
Charles D. Lischer
Vice President, Controller and Chief Accounting Officer