Form 10-Q
period 2005-09-30
COCA COLA ENTERPRISES INC
filed 2005-10-28
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-09300

(Exact name of registrant as specified in its charter)

Delaware	58-0503352
(State of incorporation)	(I.R.S. Employee Identification No.)

2500 Windy Ridge Parkway, Suite 700

Atlanta, Georgia 30339

(Address of principal executive offices, including zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

473,513,586 Shares of $1 Par Value Common Stock as of October 25, 2005

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2005

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2005	October 1, 2004	September 30, 2005	October 1, 2004
Net operating revenues	$4,895	$4,670	$14,219	$13,754
Cost of sales	2,922	2,761	8,458	8,105
Gross profit	1,973	1,909	5,761	5,649
Selling, delivery and administrative expenses	1,550	1,460	4,536	4,445
Operating income	423	449	1,225	1,204
Interest expense, net	156	152	470	465
Other nonoperating (expense) income, net	(1)	2	(10)	3
Income before income taxes	266	299	745	742
Income tax expense	74	92	174	228
Net income	$192	$207	$571	$514
Basic net income per share	$0.41	$0.44	$1.21	$1.11
Diluted net income per share	$0.40	$0.44	$1.20	$1.09
Dividends per share	$0.04	$0.04	$0.12	$0.12
Basic weighted average common shares outstanding	472	469	471	464
Diluted weighted average common shares outstanding	476	474	475	472
Income (expense) from transactions with The Coca-Cola Company – Note 6:
Net operating revenues	$145	$138	$406	$418
Cost of sales	(1,286)	(1,248)	(3,736)	(3,770)
Selling, delivery and administrative expenses	4	7	15	(1)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	September 30,	December 31,
	2005	2004
ASSETS
Current:
Cash and cash equivalents	$310	$155
Trade accounts receivable, less allowances of $47 and $50, respectively	1,905	1,877
Inventories	879	763
Current deferred income tax assets	209	196
Prepaid expenses and other current assets	398	373
Total current assets	3,701	3,364
Property, plant and equipment, net	6,510	6,913
Goodwill	578	578
Franchise license intangible assets, net	14,045	14,517
Customer distribution rights and other noncurrent assets, net	1,050	1,082
Total assets	$25,884	$26,454

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,525	$2,701
Amounts payable to The Coca-Cola Company, net	197	91
Deferred cash receipts from The Coca-Cola Company	71	45
Current portion of debt	899	607
Total current liabilities	3,692	3,444
Debt, less current portion	9,646	10,523
Retirement and insurance programs and other long-term obligations	1,328	1,406
Deferred cash receipts from The Coca-Cola Company, less current	272	331
Long-term deferred income tax liabilities	5,169	5,338
Long-term amounts payable to The Coca-Cola Company, net	44	34

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 481,343,232 and 477,331,329 shares, respectively	481	477
Additional paid-in capital	2,913	2,860
Reinvested earnings	2,275	1,761
Accumulated other comprehensive income	174	390
Common stock in treasury, at cost – 7,862,100 and 7,680,398 shares, respectively	(110)	(110)
Total shareowners’ equity	5,733	5,378
Total liabilities and shareowners’ equity	$25,884	$26,454

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended
	September 30, 2005	October 1, 2004
Cash Flows From Operating Activities:
Net income	$571	$514
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	777	784
Net change in customer distribution rights	16	12
Stock-based compensation expense	19	19
Deferred funding income from The Coca-Cola Company	(33)	(45)
Deferred income tax expense	79	155
Pension expense less than retirement plan contributions	(104)	(132)
Net changes in assets and liabilities	(156)	(120)
Other changes, net	(24)	(100)
Net cash derived from operating activities	1,145	1,087
Cash Flows From Investing Activities:
Capital asset investments	(566)	(618)
Capital asset disposals	48	11
Net cash used in investing activities	(518)	(607)
Cash Flows From Financing Activities:
Increase in commercial paper, net	51	515
Issuances of debt	299	197
Payments on debt	(780)	(1,262)
Dividend payments on common stock	(57)	(56)
Exercise of employee stock options	34	177
Net cash used in financing activities	(453)	(429)
Net effect of exchange rate changes on cash and cash equivalents	(19)	—
Net Increase In Cash and Cash Equivalents	155	51
Cash and Cash Equivalents At Beginning of Period	155	80
Cash and Cash Equivalents At End of Period	$310	$131

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2004 (“Form 10-K”). For quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period. Both the three months ended September 30, 2005 and October 1, 2004 included 91 days and the nine months ended September 30, 2005 and October 1, 2004 included 273 and 275 days, respectively.

Reclassifications

We have reclassified certain amounts in our prior year Condensed Consolidated Balance Sheet to conform to our current presentation.

Seasonality

Our operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005, due to business seasonality.  Business seasonality is primarily the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization and interest expense, which are not significantly impacted by business seasonality.

NOTE 2 - NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.  SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee stock options, to be recognized as employee compensation expense in the statement of income. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005, allows for early adoption and requires one of two transition methods to be applied.

We are in the process of determining if we will adopt SFAS 123R early and which transition method we will apply. Refer to Note 3 for the pro forma effect of recording our stock-based compensation plans under the fair value method of SFAS 123.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005. We are in the process of evaluating the impact, if any, FIN 47 will have on our Condensed Consolidated Financial Statements.

NOTE 3 - STOCK-BASED COMPENSATION PLANS

We account for our stock-based compensation plans using the intrinsic value method of APB 25 and related interpretations. The following table illustrates the effect on our reported net income and earnings per share for the three and nine months ended September 30, 2005 and October 1, 2004, had we accounted for our stock-based compensation plans using the fair value method of SFAS 123, as amended (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net income, as reported	$192	$207	$571	$514
Add: Total stock-based employee compensation costs included in net income, net of tax	4	5	12	12
Less: Stock-based employee compensation costs determined under the fair value method for all awards, net of tax	(11)	(20)	(36)	(53)
Net income, pro forma	$185	$192	$547	$473
Net income per share:
Basic – as reported	$0.41	$0.44	$1.21	$1.11
Basic – pro forma	$0.39	$0.41	$1.16	$1.02
Diluted – as reported	$0.40	$0.44	$1.20	$1.09
Diluted – pro forma	$0.39	$0.41	$1.15	$1.00

During the three and nine months ended September 30, 2005, we granted 3 million service-vesting stock options to certain executive and management level employees. These options vest over a period of 3 years and expire 10 years from the date of grant. All of the options were granted with an exercise price equal to the fair value of our stock on the date of grant. We also granted 2 million shares of restricted stock to certain employees during the three and nine months ended September 30, 2005. These awards vest upon continued employment for at least 5 years and the attainment of certain share price targets. During the three and nine months ended September 30, 2005, approximately 1 million and 2 million shares of common stock were issued from the exercise of stock options, respectively.

NOTE 4 - INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of September 30, 2005 and December 31, 2004 (in millions):

	September 30,	December 31,
	2005	2004
Finished goods	$561	$450
Raw materials and supplies	318	313
Total inventories	$879	$763

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

The following table summarizes our property, plant and equipment as of September 30, 2005 and December 31, 2004 (in millions):

	September 30,	December 31,
	2005	2004
Land	$503	$488
Building and improvements	2,181	2,197
Cold drink equipment	5,441	5,465
Fleet	1,621	1,680
Machinery and equipment	3,271	3,219
Furniture and office equipment	1,045	1,020
Property, plant and equipment	14,062	14,069
Less: accumulated depreciation and amortization	7,760	7,408
	6,302	6,661
Construction in process	208	252
Property, plant and equipment, net	$6,510	$6,913

Depreciation and amortization expense on our property, plant and equipment totaled $777 million and $784 million in the nine months ended September 30, 2005 and October 1, 2004, respectively. During the first quarter of 2005, we completed an analysis of the useful lives used to depreciate our buildings and concluded that certain of the lives should be adjusted. Our depreciation and amortization expense would have been $786 million, or $9 million higher, in the nine months ended September 30, 2005 had we not adjusted the useful lives of these buildings.

NOTE 6 - RELATED PARTY TRANSACTIONS

We are a marketer, producer and distributor principally of Coca-Cola products with 93 percent of our sales volume in the three and nine months ended September 30, 2005 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned 36 percent of our outstanding shares as of September 30, 2005. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table summarizes transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 and October 1, 2004 (in millions):

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$116	$120	$324	$368
Dispensing equipment repair services	17	14	48	41
Other transactions	12	4	34	9
Total	$145	$138	$406	$418
Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water and juice	$(1,113)	$(1,117)	$(3,380)	$(3,572)
Purchases of sweeteners	(69)	(82)	(170)	(240)
Purchases of finished products	(229)	(178)	(566)	(497)
Marketing support funding earned	115	116	347	494
Cold drink equipment placement funding earned	10	13	33	45
Total	$(1,286)	$(1,248)	$(3,736)	$(3,770)
Amounts affecting selling, delivery and administrative expenses:
Marketing program payments	$(1)	$—	$(3)	$(20)
Operating expense cost reimbursements	6	7	18	19
Other transactions	(1)	—	—	—
Total	$4	$7	$15	$(1)

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

Interest Rate Swap Agreements

At September 30, 2005 and December 31, 2004, our interest rate swap agreements designated as fair value hedges had a total fair value of $57 million and $95 million, respectively. These amounts are recorded in customer distribution rights and other noncurrent assets, net on our Condensed Consolidated Balance Sheets and are included in the carrying amount of our debt.

The following table summarizes our outstanding interest rate swap agreements as of September 30, 2005 and December 31, 2004 (in millions):

	September 30, 2005			December 31, 2004
Type	Notional Amount	Fair Value	Maturity Date	Notional Amount	Fair Value	Maturity Date
Fixed-to-floating	$225	$2	08/15/2006	$225	$7	08/15/2006
Fixed-to-floating	500	7	05/15/2007	500	20	05/15/2007
Fixed-to-floating	150	12	09/30/2009	150	19	09/30/2009
Fixed-to-floating	550	36	08/15/2011	550	49	08/15/2011
Total	$1,425	$57		$1,425	$95

NOTE 8 - DEBT

The following table summarizes our debt as of September 30, 2005 and December 31, 2004, as adjusted for the effects of our interest rate swap agreements (in millions, except rates):

	September 30, 2005		December 31, 2004
	Carrying		Carrying
	Balance	Rates(A)	Balance	Rates(A)
U.S. dollar commercial paper	$614	3.7%	$849	2.2%
Euro commercial paper	436	2.1	193	2.2
Canadian dollar commercial paper	203	2.9	182	2.6
U.S. dollar notes due 2006-2037(B)	3,475	4.6	3,763	4.2
Euro and pound sterling notes due 2006-2021	1,531	5.9	1,680	5.9
Canadian dollar notes due 2009	129	5.9	125	5.9
U.S. dollar debentures due 2012-2098	3,783	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(C)	189	8.4	177	8.4
Various foreign currency debt and credit facilities	67	—	278	—
Additional debt	118	—	100	—
Total debt	10,545		11,130
Less: current portion of debt	899		607
Debt, less current portion	$9,646		$10,523

(A) These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of our interest rate swap agreements.

(B) A $250 million USD note matured on January 4, 2005.

(C) Amounts are shown net of unamortized discounts of $440 million and $452 million as of September 30, 2005 and December 31, 2004, respectively.

At September 30, 2005 and December 31, 2004, $1.3 billion and $1.1 billion, respectively, of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our Condensed Consolidated Balance Sheets as a result of our intent and ability to refinance these borrowings through amounts available under our committed $2.5 billion revolving credit facility that matures in 2009.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. Amounts available under our committed credit facilities serve as back-up to our domestic and international commercial paper programs and support our working capital needs.  Amounts available under our public debt facilities could be used for long-term financing, refinancing of debt maturities and refinancing of commercial paper. The following table summarizes our availability under debt and credit facilities as of September 30, 2005 and December 31, 2004 (in millions):

	September 30,	December 31,
	2005	2004
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities	$2,897	$2,863
Amounts available under public debt facilities:(A)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program (B)	2,135	2,135
Canadian medium-term note program (C)	—	1,664
Total amounts available under public debt facilities	5,356	7,020

Total amounts available	$8,253	$9,883

(A) Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

(B) On October 7, 2005, we increased the amount available for borrowing under our Euro medium-term note program by $500 million.

(C) Our Canadian medium-term note program expired as scheduled on July 29, 2005. We did not renew this program.

At September 30, 2005 and December 31, 2004, we had $11 million and $209 million, respectively, of short-term borrowings outstanding under our credit facilities.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of September 30, 2005 and December 31, 2004. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

We guarantee debt and other obligations of certain third parties. In North America, we guarantee repayment of indebtedness owed by a PET (plastic) bottle manufacturing cooperative. We also guarantee repayment of indebtedness owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of September 30, 2005 and December 31, 2004 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2005	2004	2005	2004
Manufacturing cooperative	Various through 2015	$236	$236	$211	$206
Vending partnership	Nov 2006	25	25	16	16
Other	Renewable	1	1	1	1
		$262	$262	$228	$223

We hold no assets as collateral against these guarantees and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of ongoing business relationships.

Legal Contingencies

In June 2005, the European Commission (“EC”) adopted a commitment decision related to an investigation of various commercial practices of TCCC and its European bottlers, which had commenced in 1999. The commitment decision renders legally binding the commitments set forth in the undertaking submitted to the EC on October 19, 2004. These commitments relate broadly to (1) exclusivity; (2) percentage-based purchasing commitments; (3) transparency, target rebates, tying, assortment or range commitments; and (4) agreements concerning products of other suppliers. In addition, the undertaking applies to (1) shelf space commitments in agreements with take-home customers; (2) financing and availability agreements in the on-premise channel; and (3) commercial arrangements concerning the installation and use of technical equipment. These commitments have been adopted and implemented in our European territories.

We are also the subject of investigations by Belgian and French competition law authorities for our compliance under competition laws. We have recently been advised that the investigation by the French competition law authorities has been suspended following the adoption of the EC commitment decision discussed in the preceding paragraph. We intend to continue to vigorously defend against an unfavorable outcome in these proceedings. At this time, it is not possible for us to predict the ultimate outcome of these matters.

In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices.  The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003.  We and TCCC argued our appeals before the Texas Supreme Court in November 2004. The court has not yet released a decision. Should the trial court’s verdict not be overturned, this matter would not have a material adverse effect on our Condensed Consolidated Financial Statements. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against an unfavorable outcome in these claims. At this time, we have not recorded any amounts for potential awards related to these additional claims.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Several of these suits have now been resolved and are to be dismissed. Amounts to be paid toward the settlements reached in these suits have been recorded in our Condensed Consolidated Financial Statements. Our California subsidiary is vigorously defending against the remaining claims. At this time, it is not possible for us to predict the ultimate outcome of these matters.

We are a party to various other matters of litigation or claims, including other employment matters, generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these matters, we believe that any ultimate liability would not have a material adverse effect on our Condensed Consolidated Financial Statements.

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

Environmental

At September 30, 2005, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material adverse effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 38 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

Income Taxes

Our tax filings for various periods are subject to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our subsidiaries, including Canada, which may not be resolved for many years. We believe we have substantial defenses to the questions being raised and would pursue all legal remedies should an unfavorable outcome result. We believe we have adequately provided for any amounts that could result from these proceedings where (1) it is probable we will pay some amount and (2) the amount can be estimated. At this time, it is not possible for us to predict the ultimate outcome of these matters.

Cold Drink Equipment Placement

We participate in programs with TCCC designed to promote the placement of cold drink equipment (“Jumpstart Programs”). Under the Jumpstart Programs, as amended, we agree to (1) purchase and place specified numbers of venders, coolers or other cold drink equipment each year through 2010 in North America and 2009 in Europe; (2) maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum sales volume of TCCC products. We have agreed to relocate equipment if it is not generating sufficient volume to meet minimum requirements. Movement of the equipment is required only if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the programs.

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

Letters of Credit

At September 30, 2005, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $369 million and letters of credit for certain operating activities aggregating $4 million.  These letters of credit are not included in the debt and credit facilities table presented in Note 8 of this Form 10-Q.

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

NOTE 10 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three and nine months ended September 30, 2005 and October 1, 2004 (in millions):

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Components of net periodic benefit costs:
Service cost	$34	$27	$99	$81
Interest cost	39	33	113	99
Expected return on plan assets	(41)	(34)	(121)	(102)
Amortization of actuarial loss	17	12	49	37
Net periodic benefit cost	$49	$38	$140	$115

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits to substantially all of our North American employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are primarily covered by government sponsored programs. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three and nine months ended September 30, 2005 and October 1, 2004 (in millions):

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Components of net periodic benefit costs:
Service cost	$3	$3	$9	$8
Interest cost	6	6	17	16
Amortization of prior service cost	(4)	(4)	(10)	(10)
Amortization of actuarial loss	1	1	3	3
Net periodic benefit cost	$6	$6	$19	$17

Contributions

Contributions to our pension and other postretirement benefit plans totaled $258 million and $262 million during the nine months ended September 30, 2005 and October 1, 2004, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2005, as well as our actual contributions for the year ended December 31, 2004 (in millions):

	Projected	Actual
	2005	2004
Pension - U.S.	$200	$229
Pension - Foreign	60	35
Other Postretirement	22	22
Total contributions	$282	$286

NOTE 11 - INCOME TAXES

Our effective tax rate was 23 percent and 31 percent for the nine months ended September 30, 2005 and October 1, 2004, respectively. The following table provides a reconciliation of our income tax provision at the statutory federal rate to our actual income tax provision for the nine months ended September 30, 2005 and October 1, 2004 (in millions):

	Nine Months Ended
	2005	2004
U.S. federal statutory expense	$261	$260
State expense, net of federal benefit	12	13
Taxation of European and Canadian operations, net	(67)	(54)
Rate change benefit	(35)	—
Valuation allowance provision	—	5
Nondeductible items	8	10
Revaluation of income tax obligations	(3)	(3)
Other, net	(2)	(3)
Total provision for income taxes	$174	$228

On October 22, 2004, the American Jobs Creation Act of 2004 (“Tax Act”) was signed into law. The Tax Act contains, among other things, a repatriation provision that provides for a special, one-time tax deduction of 85 percent of certain foreign earnings that are repatriated, provided certain criteria are met. This special, one-time tax deduction is available for the year ending December 31, 2005. On October 25, 2005, our Board of Directors approved our plan to repatriate $500 million of foreign earnings in the fourth quarter of 2005 under the repatriation provision of the Tax Act. As part of a broader tax analysis, we are also evaluating the possibility of repatriating additional amounts with the potential for a total maximum repatriation of up to $2.0 billion, including the $500 million to be repatriated under the Tax Act. If the maximum amount is repatriated, the total income tax provision associated with the repatriation would be approximately $160 million. The following table illustrates the effect of repatriating $500 million of foreign earnings on our reported net income and earnings per share for the three and nine months ended September 30, 2005 (in millions, except per share data):

	Three Months Ended	Nine Months Ended
	2005	2005
Net income, as reported	$192	$571
Less: Income tax provision associated with the repatriation of $500 million in foreign earnings	(30)	(30)
Net income, pro forma	$162	$541
Net income per share:
Basic – as reported	$0.41	$1.21
Basic – pro forma	$0.34	$1.15
Diluted – as reported	$0.40	$1.20
Diluted – pro forma	$0.34	$1.14

NOTE 12 - EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated in a similar manner, but includes the effect of dilutive securities. The following table summarizes our basic and diluted earnings per share calculations for the three and nine months ended September 30, 2005 and October 1, 2004 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net income	$192	$207	$571	$514
Basic weighted average common shares outstanding	472	469	471	464
Effect of dilutive securities (A)	4	5	4	8
Diluted weighted average common shares outstanding	476	474	475	472
Basic net income per share	$0.41	$0.44	$1.21	$1.11
Diluted net income per share	$0.40	$0.44	$1.20	$1.09

(A) Options to purchase 53 million and 57 million common shares were outstanding as of September 30, 2005 and October 1, 2004, respectively. Of these amounts, options to purchase 32 million and 30 million common shares for the three months ended September 30, 2005 and October 1, 2004, respectively, and options to purchase 32 million and 17 million common shares for the nine months ended September 30, 2005 and October 1, 2004, respectively, were not included in the computation of diluted net income per share because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each year was included in the effect of dilutive securities.

NOTE 13 - COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other adjustments, including items such as foreign currency translation adjustments, hedges of net investments in international subsidiaries, gains and losses on certain investments in marketable equity securities, changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges and minimum pension liability adjustments, when applicable. We do not provide income taxes on currency translation adjustments, as the earnings from our international subsidiaries are considered to be indefinitely reinvested, except for the foreign earnings to be repatriated under the repatriation provision of the Tax Act (refer to Note 11). The following table summarizes our comprehensive income for the three and nine months ended September 30, 2005 and October 1, 2004 (in millions):

	Three Months Ended		Nine Months Ended
	2005	2004	2005	2004
Net income	$192	$207	$571	$514
Currency translations	93	41	(261)	21
Net investment hedges, net of tax	2	(2)	49	5
Minimum pension liability adjustment, net of tax	—	—	(3)	—
Other adjustments, net of tax	1	1	(1)	1
Net comprehensive income adjustments, net of tax	96	40	(216)	27
Comprehensive income	$288	$247	$355	$541

NOTE 14 - RESTRUCTURING ACTIVITIES

During the three and nine months ended September 30, 2005, we recorded restructuring charges totaling $24 million and $32 million, respectively. These charges, included in selling, delivery and administrative (“SD&A”) expenses, were primarily related to (1) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada; (2) changes in our executive management; and (3) the elimination of certain corporate headquarters positions. The reorganization of our North American operations will result in fewer layers of management, facilitate closer interaction with our customers and generate long-term cost savings through improved administrative and operating efficiencies. We anticipate the total restructuring charges related to these activities to be in the range of $85 million to $100 million, including the $32 million incurred to date. We expect the majority of the additional charges to be incurred during the fourth quarter of 2005 and the remainder in 2006. The following table summarizes our restructuring activities for the nine months ended September 30, 2005:

	Severance Pay and Benefits	Consulting, Relocation and Other	Total
Balance at December 31, 2004	$—	$—	$—
Provision	23	9	32
Cash payments	(1)	(8)	(9)
Non-cash payments	(5)	—	(5)
Balance at September 30, 2005	$17	$1	$18

NOTE 15 - OTHER EVENTS

Hurricane Katrina

In August 2005, Hurricane Katrina caused severe damage to certain portions of the U.S. Gulf Coast region, including the New Orleans area. Our operations throughout the affected area have been and continue to be negatively impacted by the hurricane and its aftermath. Our production and distribution facility in Harahan, Louisiana suffered extensive damage and large quantities of our vending equipment and inventory were damaged or destroyed. Additionally, we have experienced increased costs since the hurricane, including higher fuel prices, nonproductive labor expenses, outsourced services and extra storage space. We are self-insured up to specified limits for casualty losses, property damage and business interruption. During the three months ended September 30, 2005, we recorded a $24 million charge primarily related to (1) writing-off damaged or destroyed fixed assets; (2) the estimated costs to retrieve and dispose of non-usable vending equipment; (3) the loss of inventory; and (4) an estimated reserve for bad debts. Approximately $21 million of the charge was included in SD&A expenses and the remainder was recorded in cost of sales. We are continuing to evaluate the total impact to us of the hurricane. We intend to seek recovery of amounts paid in excess of our self-insurance limits, but at this time we have not recorded any recovery amounts since we are unable to determine the ultimate outcome of these claims.

Bravo! Foods

In August 2005, we entered into a master distribution agreement (“MDA”) with Bravo! Foods (“Bravo”). Bravo is a producer and distributor of branded, shelf stable, flavored milk products. The MDA is effective October 31, 2005 through August 15, 2015 and may be terminated by either party subsequent to August 15, 2006, subject to a twelve-month notification period. In conjunction with the execution of this agreement, we received from Bravo a warrant to purchase up to 30 million shares of Bravo common stock at $0.36 per share. The warrant is exercisable in whole or in part at any time until August 31, 2008. The estimated fair value of the warrant on the date received was approximately $14 million. This amount is being recognized on a straight-line basis as a reduction to cost of sales over the estimated term of the related MDA. On the date the warrant was received, the 30 million shares represented approximately 19 percent of Bravo's outstanding common stock.

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

Seasonality

Our operating results for the third quarter and first nine months of 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005, due to business seasonality.  Business seasonality is primarily the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization and interest expense, which are not significantly impacted by business seasonality.

Financial Performance

Net income in the third quarter of 2005 was $192 million, or $0.40 per diluted common share, compared to net income of $207 million, or $0.44 per diluted common share, in the third quarter of 2004. Net income in the third quarter of 2005 included (1) a $24 million ($15 million net of tax) charge related to restructuring activities and (2) a $24 million ($15 million net of tax) charge primarily related to asset write-offs associated with Hurricane Katrina. These charges had a $0.07 impact on our third quarter of 2005 diluted earnings per common share.

In addition to the items noted above, our financial results in the third quarter of 2005 reflect the benefit of solid pricing growth and the success of ongoing operating expense initiatives throughout our organization. These factors were partially offset by difficult retail and category conditions in Europe and the impact of a higher cost of goods environment.

Hurricane Katrina

In August 2005, Hurricane Katrina caused severe damage to certain portions of the U.S. Gulf Coast region, including the New Orleans area. Our operations throughout the affected area have been and continue to be negatively impacted by the hurricane and its aftermath. Our production and distribution facility in Harahan, Louisiana suffered extensive damage and large quantities of our vending equipment and inventory were damaged or destroyed. Additionally, we have experienced increased costs since the hurricane, including higher fuel prices, nonproductive labor expenses, outsourced services and extra storage space. We are self-insured up to specified limits for casualty losses, property damage and business interruption. During the third quarter of 2005, we recorded a $24 million charge primarily related to (1) writing-off damaged or destroyed fixed assets; (2) the estimated costs to retrieve and dispose of non-usable vending equipment; (3) the loss of inventory; and (4) an estimated reserve for bad debts. Approximately $21 million of the charge was included in selling, delivery and administrative (“SD&A”) expenses and the remainder was recorded in cost of sales. We are continuing to evaluate the total impact to us of the hurricane. We intend to seek recovery of amounts paid in excess of our self-insurance limits, but at this time we have not recorded any recovery amounts since we are unable to determine the ultimate outcome of these claims.

RESULTS OF OPERATIONS

The following table summarizes our Condensed Consolidated Statements of Income data as a percentage of net operating revenues for the periods presented:

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.7	59.1	59.5	58.9
Gross profit	40.3	40.9	40.5	41.1
Selling, delivery and administrative expenses	31.7	31.3	31.9	32.3
Operating income	8.6	9.6	8.6	8.8
Interest expense, net	3.2	3.3	3.3	3.4
Other nonoperating (expense) income, net	0.0	0.1	(0.1)	0.0
Income before income taxes	5.4	6.4	5.2	5.4
Income tax expense	1.5	2.0	1.2	1.7
Net income	3.9%	4.4%	4.0%	3.7%

Operating Income

Operating income decreased $26 million, or 6 percent, in the third quarter of 2005 to $423 million from $449 million in the third quarter of 2004. Operating income increased $21 million, or 2 percent, in the first nine months of 2005 to $1.2 billion. The following table summarizes the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest ½ percent):

	Third Quarter 2005		First Nine Months 2005
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost and mix on gross profit	$47	10.5%	$(9)	(1.0)%
Impact of bottle and can volume on gross profit	5	1.0	17	1.5
Impact of bottle and can selling day shift on gross profit	—	0.0	(45)	(3.5)
Impact of post mix, agency and other on gross profit	11	2.5	7	0.5
Impact of SD&A expenses	(40)	(9.0)	(2)	0.0
Restructuring charges in 2005	(24)	(5.5)	(32)	(2.5)
Hurricane Katrina asset write-offs in 2005	(24)	(5.5)	(24)	(2.0)
HFCS litigation settlement proceeds in 2005	—	0.0	48	4.0
Asset sale in 2005	—	0.0	7	0.5
New concentrate pricing structure in 2004	—	0.0	41	3.5
Currency exchange rate changes	(1)	0.0	12	1.0
Other changes	—	0.0	1	0.0
Change in operating income	$(26)	(6.0)%	$21	2.0%

Net Operating Revenues

Net operating revenues increased 5 percent in the third quarter of 2005 to $4.9 billion from $4.7 billion in the third quarter of 2004. The percentage of our third quarter of 2005 net operating revenues derived from North America and Europe was 73 percent and 27 percent, respectively. Great Britain contributed 47 percent of Europe’s net operating revenues in the third quarter of 2005.

Net operating revenues increased 3 percent in the first nine months of 2005 to $14.2 billion from $13.8 billion in the first nine months of 2004. The percentage of our first nine months of 2005 net operating revenues derived from North America and Europe was 71 percent and 29 percent, respectively. Great Britain contributed 46 percent of Europe’s net operating revenues in the first nine months of 2005.

Our net operating revenues in the third quarter and first nine months of 2005 were impacted by strong pricing growth and increases in the sale of our lower-calorie beverages, water brands and energy drinks. These positive factors were offset by a continuing decline in the sale of regular soft drinks across our territories.

Net operating revenue per case increased 4.5 percent in the third quarter of 2005 versus the third quarter of 2004 and increased 4.0 percent in the first nine months of 2005 as compared to the first nine months of 2004. The following table summarizes the significant components of the change in our net operating revenue per case for the periods presented (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Third Quarter 2005			First Nine Months 2005
	Total	North America	Europe	Total	North America	Europe
Changes in net operating revenue per case:
Bottle and can net price per case	3.5%	4.0%	2.5%	2.0%	2.5%	1.0%
Belgium excise tax and VAT changes	0.0	0.0	(0.5)	0.0	0.0	0.5
Customer marketing and other promotional adjustments	(0.5)	(0.5)	(0.5)	0.0	(0.5)	0.0
Post mix revenues, agency revenues and other revenues	1.0	1.5	1.0	1.0	1.0	1.0
Currency exchange rate changes	0.5	1.0	(1.0)	1.0	0.5	2.5
Change in net operating revenue per case	4.5%	6.0%	1.5%	4.0%	3.5%	5.0%

During the third quarter and the first nine months of 2005, our bottle and can sales accounted for 90 percent of our net operating revenues. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent we are able to increase volume in higher margin packages that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. During the third quarter of 2005, the increase in our North American bottle and can net price per case was primarily achieved with rate increases, but also reflects additional mix benefit associated with strengthened growth in our immediate consumption business.

We participate in various programs and arrangements with customers designed to increase the sale of our products. Among these programs are arrangements in which allowances can be earned by customers for attaining agreed-upon sales levels and/or for participating in specific marketing programs. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. The cost of these various programs, included as a deduction in net operating revenues, totaled $565 million and $481 million in the third quarter of 2005 and 2004, respectively, and $1.7 billion and $1.4 billion in the first nine months of 2005 and 2004, respectively. These amounts are net of customer marketing accrual reductions of $8 million and $16 million in the third quarter of 2005 and 2004, respectively, and $45 million and $55 million in the first nine months of 2005 and 2004, respectively. The cost of these various programs as a percentage of gross revenues was 6.6 percent and 6.0 percent in the third quarter of 2005 and 2004, respectively, and 6.8 percent and 6.0 percent in the first nine months of 2005 and 2004, respectively. The increase in the cost of these various programs as a percentage of gross revenues was the result of increased promotional activity to help boost the sale of our products.

Cost of Sales

Cost of sales increased 6 percent in the third quarter of 2005 to $2.9 billion from $2.8 billion in the third quarter of 2004 and increased 4 percent in the first nine months of 2005 to $8.5 billion from $8.1 billion in the first nine months of 2004.

Cost of sales per case increased 5.5 percent in the third quarter of 2005 versus the third quarter of 2004 and increased 5.0 percent in the first nine months of 2005 as compared to the first nine months of 2004. The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Third Quarter 2005			First Nine Months 2005
	Total	North America	Europe	Total	North America	Europe
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	3.5%	5.0%	1.5%	3.5%	4.5%	1.5%
Belgium excise tax and VAT changes	0.0	0.0	(0.5)	0.0	0.0	0.5
HFCS litigation settlement proceeds in 2005	0.0	0.0	0.0	(0.5)	(1.0)	0.0
New concentrate pricing structure in 2004	0.0	0.0	0.0	(0.5)	(0.5)	0.0
Bottle and can marketing credits and Jumpstart funding	0.0	0.0	0.0	(0.5)	(0.5)	(0.5)
Costs related to post mix revenues, agency revenues and other revenues	2.0	2.0	1.5	1.5	1.5	1.5
Currency exchange rate changes	0.0	0.5	(1.0)	1.5	0.5	2.5
Change in cost of sales per case	5.5%	7.5%	1.5%	5.0%	4.5%	5.5%

The increase in our bottle and can ingredient and packaging costs in the third quarter and first nine months of 2005 reflects an increase in the costs of certain materials, primarily aluminum, PET (plastic) bottles and fuel. We also experienced a moderate increase in the cost of concentrate.

During the second quarter of 2005, we received approximately $48 million in proceeds from the settlement of litigation against suppliers of HFCS. These proceeds were recorded as a reduction in our cost of sales and represent approximately 90% of our share of the total anticipated settlement. We expect any remaining balance to be received in late 2005 or early 2006, subject to court approval.

We are implementing a project in the Netherlands to transition from the production and sale of refillable PET (plastic) bottles to the production and sale of non-refillable PET (plastic) bottles. The transition commenced in 2004 and is expected to be completed in the first quarter of 2006. The transition has resulted in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable plastic bottles; (2) costs for removing current production lines; (3) termination and severance costs; (4) training costs; (5) external warehousing costs; and (6) operational inefficiencies. The total of these expenses is estimated to be $28 million, of which $16 million were recognized during the full year 2004 and $10 million were recognized in the first nine months of 2005. We expect the increased packaging flexibility to increase sales in the Netherlands by offering added variety and convenience to consumers.

During the first quarter of 2005, we completed an analysis of the useful lives used to depreciate our buildings and concluded that certain of the lives should be adjusted. Our depreciation and amortization expense would have been $786 million, or $9 million higher, in the first nine months of 2005 had we not adjusted the useful lives of these buildings.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of two fewer selling days in the first nine months of 2005 versus the first nine months of 2004 (rounded to the nearest ½ percent):

	Third Quarter 2005			First Nine Months 2005
	North America	Europe	Total	North America	Europe	Total
Volume change	1.0%	(2.0)%	0.5%	0.0%	(2.0)%	(0.5)%
Impact of selling day shift	0.0	0.0	0.0	1.0	0.5	1.0
Volume change, excluding selling day shift	1.0%	(2.0)%	0.5%	1.0%	(1.5)%	0.5%

The following table summarizes our volume results by major brand category for the periods presented, as adjusted to reflect the impact of two fewer selling days in the first nine months of 2005 versus the first nine months of 2004 (rounded to the nearest ½ percent):

	Third Quarter 2005		First Nine Months 2005
	Change	Percent of Total	Change	Percent of Total
North America:
Coca-Cola Trademark	(3.5)%	56.5%	(2.0)%	59.0%
Flavors	2.5	25.0	1.0	25.0
Juices, isotonics and other	9.0	10.5	3.5	9.0
Water	27.5	8.0	26.0	7.0
Total	1.0%	100%	1.0%	100%
Europe:
Coca-Cola Trademark	(2.5)%	66.5%	(1.0)%	68.0%
Flavors	(6.5)	21.0	(6.5)	20.0
Juices, isotonics and other	11.5	10.5	9.0	9.5
Water	3.0	2.0	(6.0)	2.5
Total	(2.0)%	100%	(1.5)%	100%
Total:
Coca-Cola Trademark	(3.5)%	59.0%	(1.5)%	61.0%
Flavors	0.5	24.0	(0.5)	24.0
Juices, isotonics and other	9.5	10.5	4.5	9.0
Water	25.5	6.5	22.5	6.0
Total	0.5%	100%	0.5%	100%

The following table summarizes our volume results by major package category for the periods presented, as adjusted to reflect the impact of two fewer selling days in the first nine months of 2005 versus the first nine months of 2004 (rounded to the nearest ½ percent):

	Third Quarter 2005		First Nine Months 2005
	Change	Percent of Total	Change	Percent of Total
North America:
Cans	(2.5)%	58.5%	(1.5)%	59.5%
20-ounce	3.5	15.0	1.5	14.5
2-liter	(5.5)	10.0	(7.5)	11.0
Other	19.0	16.5	19.0	15.0
Total	1.0%	100%	1.0%	100%
Europe:
Cans	(4.5)%	37.5%	(0.5)%	38.0%
Multi serve PET (1-liter and greater)	(3.0)	31.5	(4.0)	32.0
Single serve PET	3.5	15.0	1.5	14.0
Other	0.5	16.0	0.5	16.0
Total	(2.0)%	100%	(1.5)%	100%

North America comprised approximately 76 percent of our wholesale physical case volume for all periods presented.

In the third quarter of 2005, the sales volume of our Coca-Cola trademark products decreased 3.5 percent on a consolidated basis. The sales volume of our regular Coca-Cola trademark products decreased 4.5 percent on a consolidated basis, while our Diet Coca-Cola trademark products decreased 1.5 percent. The decrease in our Coca-Cola trademark products was primarily the result of decreased sales of Coke Classic and Coca-Cola C2, offset partially by sales of Coke with lime, which was introduced during the first quarter of 2005. Our Diet Coca-Cola trademark products decreased as a result of lower sales of Diet Coke, partially offset by the introduction of Diet Coke Sweetened with Splenda in May 2005 and Coca-Cola Zero in June 2005.

On a consolidated basis, our flavors volume increased 0.5 percent in the third quarter of 2005. We experienced a decrease in the sale of regular Sprite, offset partially by an increase in the sale of diet Sprite Zero. We also introduced two new energy drinks, Full Throttle and Rockstar, during the first and second quarters of 2005, respectively. These products have performed above expectations and continue to have a positive impact on our sales volume.

Our juices, isotonics and other volume increased 9.5 percent, on a consolidated basis, during the third quarter of 2005. This increase was primarily driven by higher sales of Powerade and Powerade Option, our reduced calorie sports drink, which was introduced during the third quarter of 2005. Our water brands continued to perform well and increased 25.5 percent in the third quarter of 2005. This performance was primarily attributable to a significant increase in the sale of Dasani and Dasani flavored waters, which were introduced during 2005.

The overall performance of our products in the third quarter and first nine months of 2005 continued to indicate a consumer preference for more diet and low-calorie products. Consumers want more beverage choices and we must have the products and packages available to accommodate their desires and needs. To meet these demands we will continue to promote product innovation in our diet and light brands during the remainder of 2005. This activity includes the introduction of Sugar-Free Full Throttle, two new zero-calorie Fresca products and Dasani water brand extensions.

Our European volume trends in the third quarter of 2005 were impacted by a continued decline in the carbonated soft drink category, offset partially by strong growth in the isotonics and energy drink categories.

Selling, Delivery and Administrative Expenses

SD&A expenses increased $90 million, or 6 percent, in the third quarter of 2005 to $1.6 billion. SD&A expenses increased $91 million, or 2 percent, in the first nine months of 2005 to $4.5 billion. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest ½ percent):

	Third Quarter 2005		First Nine Months 2005
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in SD&A expenses:
Administrative expenses	$16	1.0%	$8	0.0%
Selling and marketing expenses	8	0.5	(18)	(0.5)
Delivery and merchandise expenses	16	1.0	19	0.5
Restructuring charges in 2005	24	1.5	32	0.5
Hurricane Katrina asset write-offs in 2005	21	1.5	21	0.5
Asset sale in 2005	—	0.0	(7)	0.0
Currency exchange rate changes	5	0.5	43	1.0
Other expenses	—	0.0	(7)	0.0
Change in SD&A expenses	$90	6.0%	$91	2.0%

SD&A expenses as a percentage of net operating revenues were 31.7 percent and 31.3 percent in the third quarter of 2005 and 2004, respectively, and 31.9 percent and 32.3 percent in the first nine months of 2005 and 2004, respectively. The increase in our SD&A expenses as a percentage of revenue in the third quarter of 2005 was primarily due to the restructuring charges and Hurricane Katrina asset write-offs recorded during the quarter. On an ongoing basis, we continue to see positive results from the operating expense initiatives throughout our organization.

During the third quarter and first nine months of 2005, we recorded restructuring charges totaling $24 million and $32 million, respectively. These charges, included in selling, delivery and administrative expenses, were primarily related to (1) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada; (2) changes in our executive management; and (3) the elimination of certain corporate headquarters positions. The reorganization of our North American operations will result in fewer layers of management, facilitate closer interaction with our customers and generate long-term cost savings through improved administrative and operating efficiencies. We anticipate the total restructuring charges related to these activities to be in the range of $85 million to $100 million, including the $32 million incurred to date. We expect the majority of the additional charges to be incurred during the fourth quarter of 2005 and the remainder in 2006.

Interest Expense

Interest expense, net increased 3 percent in the third quarter of 2005 to $156 million from $152 million in the third quarter of 2004. Our weighted average cost of debt was 5.8 percent in the third quarter of 2005 versus 5.3 percent in the third quarter of 2004. Our average outstanding debt balance in the third quarter of 2005 was $10.8 billion as compared to $11.3 billion in the third quarter of 2004.

Interest expense, net increased 1 percent in the first nine months of 2005 to $470 million from $465 million in the first nine months of 2004. Our weighted average cost of debt was 5.6 percent in the first nine months of 2005 versus 5.3 percent in the first nine months of 2004. Our average outstanding debt balance in the first nine months of 2005 was $10.8 billion as compared to $11.4 billion in the first nine months of 2004.

At September 30, 2005, 74 percent of our debt portfolio was comprised of fixed-rate debt and 26 percent was comprised of floating-rate debt.

Income Tax Expense

Our effective tax rate was 23 percent and 31 percent for the first nine months of 2005 and 2004, respectively. Our effective tax rate for the first nine months of 2005 included the benefit of state tax law changes and provincial tax rate reductions totaling $35 million, which resulted in a 5 percentage point decrease in our effective tax rate. Our effective tax rate for the remaining three months of 2005 is projected to be approximately 29 percent. Refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first nine months of 2005 and 2004 and for information about the repatriation of foreign earnings.

RELATIONSHIP WITH THE COCA-COLA COMPANY

We are a marketer, producer and distributor principally of Coca-Cola products with 93 percent of our sales volume in the third quarter and first nine months of 2005 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned 36 percent of our outstanding shares as of September 30, 2005. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the periods presented (in millions):

	Third Quarter		First Nine Months
	2005	2004	2005	2004
Amounts received from TCCC:
Marketing support funding earned	$115	$116	$347	$494
Fountain syrup and packaged product sales	116	120	324	368
Cold drink equipment placement funding earned	10	13	33	45
Dispensing equipment repair services	17	14	48	41
Operating expense cost reimbursements	6	7	18	19
Other transactions	13	4	41	9
Total	$277	$274	$811	$976
Amounts paid to TCCC:
Purchases of syrup, concentrate, mineral water and juice	$(1,113)	$(1,117)	$(3,380)	$(3,572)
Purchases of sweeteners	(69)	(82)	(170)	(240)
Purchases of finished products	(229)	(178)	(566)	(497)
Marketing program payments	(1)	—	(3)	(20)
Other transactions	(2)	—	(7)	—
Total	$(1,414)	$(1,377)	$(4,126)	$(4,329)

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

CASH FLOW AND LIQUIDITY REVIEW

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings and the issuance of equity securities. We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditures, benefit plan contributions, working capital requirements, scheduled debt payments, interest payments, income tax obligations, dividends to our shareowners, any contemplated acquisitions, share repurchases and any cost associated with the potential repatriation of foreign earnings.

The following table summarizes our availability under debt and credit facilities as of September 30, 2005 and December 31, 2004 (in millions):

	September 30, 2005	December 31, 2004
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities	$2,897	$2,863
Amounts available under public debt facilities: (A)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program (B)	2,135	2,135
Canadian medium-term note program (C)	—	1,664
Total amounts available under public debt facilities	5,356	7,020

Total amounts available	$8,253	$9,883

(A) Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

(B) On October 7, 2005, we increased the amount available for borrowing under our Euro medium-term note program by $500 million.

(C) Our Canadian medium-term note program expired as scheduled on July 29, 2005. We did not renew this program.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings and various lines of credit.  At September 30, 2005 and December 31, 2004, we had $1.3 billion and $1.2 billion, respectively, outstanding in commercial paper.  During 2005, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and short-term credit facilities with operating cash flow and intend to refinance the remaining outstanding borrowings.  As shown in the table above, at September 30, 2005 and December 31, 2004, we had $2.9 billion available for borrowing under committed domestic and international credit facilities.

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

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of September 30, 2005 and December 31, 2004. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first nine months of 2005, our primary sources of cash were (1) $1.1 billion derived from operations; (2) $51 million from the net change in commercial paper; and (3) $299 million from the issuance of debt. Our primary uses of cash were (1) debt repayments of $780 million and (2) capital asset investments totaling $566 million.

Operating Activities

Our net cash derived from operating activities increased $58 million in the first nine months of 2005 versus 2004 to $1.1 billion. This change was primarily the result of a $57 million increase in our net income.

Investing Activities

Our capital asset investments decreased $52 million in the first nine months of 2005 versus 2004 to $566 million and represented the principal use of cash for investing activities. Our first nine months of 2005 capital asset investments included approximately (1) $244 million for operational infrastructure improvements; (2) $183 million for cold drink equipment purchases; (3) $78 million for fleet purchases; and (4) $61 million for IT and other capital investments.

Financing Activities

Our net cash used in financing activities was $453 million in the first nine months of 2005 compared to net cash used in financing activities of $429 million in the first nine months of 2004. The following table summarizes our issuances of debt, payments on debt and our net issuance of commercial paper for the periods presented (in millions):

				First Nine Months
Issuances of debt	Maturity Date	Rate		2005	2004
British revolving credit facilities	Uncommitted	—	(A)	$74	$55
French revolving credit facilities	Uncommitted	—	(A)	225	128
Other issuances	—	—		—	14
Total issuances of debt, excluding commercial paper				299	197
Net issuances of commercial paper				51	515
Total issuances of debt				$350	$712

				First Nine Months
Payments on debt	Maturity Date	Rate		2005	2004
$250 million U.S. dollar note	January 2005	8.00%		$(250)	$—
$350 million Canadian dollar note	March 2004	5.65%		—	(266)
$500 million U.S. dollar note	April 2004	—	(A)	—	(500)
$60 million Canadian dollar note	May 2004	—	(A)	—	(44)
$200 million U.S dollar note	August 2004	6.63%		—	(200)
British revolving credit facilities	Uncommitted	—	(A)	(151)	(55)
French revolving credit facilities	Uncommitted	—	(A)	(295)	(105)
Other payments	—	—		(84)	(92)
Total payments on debt				$(780)	$(1,262)

(A) These credit facilities and notes carry variable interest rates.

During the first nine months of 2005, we made $57 million in dividend payments on our common stock, which represented our regular quarterly dividend of $0.04 per common share. In addition, we received proceeds of $34 million from the exercise of stock options during the first nine months of 2005, compared to $177 million in the first nine months of 2004.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $28 million, or 1.5 percent, to $1.9 billion at September 30, 2005. This increase was primarily driven by the seasonality of our business and the termination of our sale of accounts receivable program in January 2005, offset by currency exchange rate changes. Inventories increased $116 million, or 15 percent, to $879 million at September 30, 2005 from $763 million at December 31, 2004. This increase was primarily due to the seasonality of our business, which results in higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year.

Liabilities and Shareowners’ Equity

Accounts payable and accrued expenses decreased $176 million, or 6.5 percent, to $2.5 billion at September 30, 2005 from $2.7 billion at December 31, 2004. This decrease was primarily driven by (1) the timing of payments, including those related to our customer trade marketing programs and annual bonus program, which were made in the first quarter of 2005 and (2) currency exchange rate changes.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans were $258 million and $262 million for the first nine months of 2005 and 2004, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2005, as well as our actual contributions for the year ended December 31, 2004 (in millions):

	Projected	Actual
	2005	2004
Pension - U.S.	$200	$229
Pension - Foreign	60	35
Other Postretirement	22	22
Total contributions	$282	$286

CONTINGENCIES

Legal Contingencies

In June 2005, the European Commission (“EC”) adopted a commitment decision related to an investigation of various commercial practices of TCCC and its European bottlers, which had commenced in 1999. The commitment decision renders legally binding the commitments set forth in the undertaking submitted to the EC on October 19, 2004. These commitments relate broadly to (1) exclusivity; (2) percentage-based purchasing commitments; (3) transparency, target rebates, tying, assortment or range commitments; and (4) agreements concerning products of other suppliers. In addition, the undertaking applies to (1) shelf space commitments in agreements with take-home customers; (2) financing and availability agreements in the on-premise channel; and (3) commercial arrangements concerning the installation and use of technical equipment. These commitments have been adopted and implemented in our European territories.

We are also the subject of investigations by Belgian and French competition law authorities for our compliance under competition laws. We have recently been advised that the investigation by the French competition law authorities has been suspended following the adoption of the EC commitment decision discussed in the preceding paragraph. We intend to continue to vigorously defend against an unfavorable outcome in these proceedings. At this time, it is not possible for us to predict the ultimate outcome of these matters.

In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices.  The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003.  We and TCCC argued our appeals before the Texas Supreme Court in November 2004. The court has not yet released a decision. Should the trial court’s verdict not be overturned, this matter would not have a material adverse effect on our Condensed Consolidated Financial Statements. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against an unfavorable outcome in these claims. At this time, we have not recorded any amounts for potential awards related to these additional claims.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Several of these suits have now been resolved and are to be dismissed. Amounts to be paid toward the settlements reached in these suits have been recorded in our Condensed Consolidated Financial Statements. Our California subsidiary is vigorously defending against the remaining claims. At this time, it is not possible for us to predict the ultimate outcome of these matters.

We are a party to various other matters of litigation or claims, including other employment matters, generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these matters, we believe that any ultimate liability would not have a material adverse effect on our Condensed Consolidated Financial Statements.

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

Environmental

At September 30, 2005, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material adverse effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 38 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

Income Taxes

Our tax filings for various periods are subject to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our subsidiaries, including Canada, which may not be resolved for many years. We believe we have substantial defenses to the questions being raised and would pursue all legal remedies should an unfavorable outcome result. We believe we have adequately provided for any amounts that could result from these proceedings where (1) it is probable we will pay some amount and (2) the amount can be estimated. At this time, it is not possible for us to predict the ultimate outcome of these matters.

Cold Drink Equipment Placement

We participate in programs with TCCC designed to promote the placement of cold drink equipment (“Jumpstart Programs”). Under the Jumpstart Programs, as amended, we agree to (1) purchase and place specified numbers of venders, coolers or other cold drink equipment each year through 2010 in North America and 2009 in Europe; (2) maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum sales volume of TCCC products. We have agreed to relocate equipment if it is not generating sufficient volume to meet minimum requirements. Movement of the equipment is required only if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the programs.

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

Letters of Credit

At September 30, 2005, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $369 million and letters of credit for certain operating activities aggregating $4 million.  These letters of credit are not included in the debt and credit facilities table presented in the Cash Flow and Liquidity Review section of MD&A in this Form 10-Q.

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

OTHER INFORMATION

Central Acquisition

We have signed a letter of intent to acquire Central Coca-Cola Bottling Company, which operates in parts of Virginia, West Virginia, Pennsylvania, Maryland, and Ohio. This acquisition will continue to bolster our customer and supply chain alignment in the United States. We expect to complete this acquisition during the fourth quarter of 2005.

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

For example, forward-looking statements include our expectations regarding:

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

Health and wellness trends throughout the marketplace have resulted in a decreased demand for regular soft drinks and an increased desire for more diet and low-calorie products. Our failure to offset the decline in sales of our regular soft drinks and to provide the types of products that our customers prefer could adversely affect our business, results of operations and financial condition.

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

Raw Materials

If there are increases in the costs of raw materials, ingredients or packaging materials and we are unable to pass the increased costs onto our customers in the form of higher prices, our earnings and financial condition could be adversely affected. Additionally, if suppliers of raw materials, ingredients or packaging materials are affected by strikes, weather conditions, governmental controls, national emergencies, natural disasters or other events, and we are unable to obtain the materials from an alternate source, our earnings and financial condition could be adversely affected.

Infrastructure Investment

Projected capacity levels of our infrastructure investments may differ from actual levels if our volume growth is not as anticipated. Significant changes from our expected timing of returns on cold drink equipment and employee, fleet and plant infrastructure investments could adversely affect our earnings and financial condition.

Financing Considerations

Changes from our expectations for interest and currency exchange rates can have a material impact on our forecasts. We may not be able to completely mitigate the effect of significant interest rate or currency exchange rate changes. Changes in our debt rating could have a material adverse effect on our interest costs and our financing sources.

Legal Contingencies

Changes from expectations for the resolution of outstanding legal claims and assessments could have a material impact on our forecasts and financial condition. Litigation or other claims based on alleged unhealthful properties of soft drinks could be filed against us and would require our management to devote significant time and resources to dealing with such claims. While we would not believe such claims to be meritorious, any such claims would be accompanied by unfavorable publicity that could adversely affect the sales of certain of our products. Our failure to abide by laws, orders or other legal commitments could subject us to fines, penalties or other damages.

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

Natural Disasters

Natural disasters in the geographic regions in which we do business could have a material impact on our sales volume, cost of raw materials, earnings and financial condition.

Workforce

Approximately 36 percent of our employees are covered by collective bargaining agreements or local agreements. These bargaining agreements expire at various dates over the next seven years. The inability to renegotiate subsequent agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our earnings and financial condition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We have no material changes to the disclosure on this matter made in “Management’s Financial Review – Interest Rate and Currency Risk Management” in our Form 10-K for the year ended December 31, 2004.

Item 4.    Controls and Procedures

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During July 2005, the Company implemented the financial modules of SAP in Europe. As a result, certain processes were standardized across Europe.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, we reported an investigation by the French competition council.  We have recently been advised that this investigation has been suspended following acceptance of our European bottlers’ undertaking to the European Commission regarding certain commercial practices.  The acceptance of this undertaking was reported in our Current Report on Form 8-K (date of report June 22, 2005).

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the third quarter of 2005:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2005 through July 29, 2005	—	—	—	33,283,579
July 30, 2005 through August 26, 2005	23,538	$21.92	—	33,283,579
August 27, 2005 through September 30, 2005	—	—	—	33,283,579
Total	23,538	$21.92	—	33,283,579

(A)  The number of shares reported as purchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. by employees in payment of tax obligations related to the vesting of restricted shares.

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

COCA-COLA ENTERPRISES INC.
(Registrant)

Date:	October 28, 2005	/s/ William W. Douglas III
William W. Douglas III
Senior Vice President and Chief Financial Officer

Date:	October 28, 2005	/s/ Charles D. Lischer
Charles D. Lischer
Vice President, Controller and Chief Accounting Officer