Form 10-K
period 2005-12-31
COCA COLA ENTERPRISES INC
filed 2006-02-22
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 01-09300

(Exact name of registrant as specified in its Charter)

Delaware	58-0503352
(State of Incorporation)	(IRS Employer Identification Number)

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Nonaccelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of July 1, 2005 (assuming, for the sole purpose of this calculation, that all directors and executive officers of the registrant are “affiliates”) was $5,896,468,535 (based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange).

There were 474,096,842 shares of common stock outstanding as of January 27, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 28, 2006 are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Introduction

Coca-Cola Enterprises Inc. at a glance

•	Marketing, selling, manufacturing and distributing nonalcoholic beverages

•	Serving a market of approximately 407 million consumers throughout North America, Great Britain, continental France, Belgium, the Netherlands, Luxembourg, and Monaco

•	Being the world’s largest Coca-Cola bottler

•	Representing approximately 20% of total Coca-Cola product volume worldwide

We were incorporated in Delaware in 1944 as a wholly owned subsidiary of The Coca-Cola Company. We have been a publicly traded company since 1986. The Coca-Cola Company owned approximately 36% of our common stock at December 31, 2005.

Our bottling territories in North America and Europe contained approximately 407 million people at the end of 2005. We sold approximately 42 billion bottles and cans (or 2.0 billion physical cases) throughout our territories in 2005. Products licensed to us through The Coca-Cola Company and its affiliates and joint ventures represented about 93% of this volume.

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

Relationship with The Coca-Cola Company

The Coca-Cola Company is our largest shareowner. Three of our fourteen directors are executive officers of The Coca-Cola Company.

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

Territories

Our bottling territories in North America are located in 46 states of the United States, the District of Columbia, the United States Virgin Islands, and all ten provinces of Canada. At December 31, 2005, these territories contained approximately 260 million people, representing about 78% of the population of the United States and 98% of the population of Canada.

Our bottling territories in Europe consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands. The aggregate population of these territories was approximately 147 million at December 31, 2005.

The revenue split between our North American and European operations was 72% and 28%, respectively. Great Britain contributed approximately 46% of European net operating revenues in 2005.

Products

Our top five brands in North America in 2005:

Coca-Cola classic

Diet Coke

Sprite

Dasani

caffeine free Diet Coke

Our top five brands in Europe in 2005:

Coca-Cola

Diet Coke/Coca-Cola light

Fanta

Schweppes

Sprite

We manufacture most of our finished product from syrups and concentrates that we buy from The Coca-Cola Company and other licensors.

We deliver most of our product directly to retailers for sale to the ultimate consumers, but for some products, in some territories, we distribute through wholesalers who deliver to retailers.

During 2005, our package mix (based on wholesale physical case volume) was as follows:

•	In North America:

60% cans

14% 20-ounce

11% 2-liter

15% other

•	In Europe:

38% cans

33% multi-serve PET (1-liter and greater)

13% single-serve PET

16% other

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

A significant portion of our funding from The Coca-Cola Company is netted against the price we pay for concentrate in our territories in the United States and Canada.

Global Marketing Fund.    Under its Global Marketing Fund, The Coca-Cola Company pays us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the fund will automatically be extended for successive ten-year periods thereafter unless either party gives written notice of termination. The marketing activities to be funded will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. The Coca-Cola Company may terminate this fund for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of these plans, when the ability to prevent such failures are within our reasonable control.

Cold Drink Equipment Programs.    We and The Coca-Cola Company (or its affiliates) are parties to Cold Drink Equipment Purchase Partnership programs covering certain of our territories in the United States, Canada, and Europe. The agreements establishing the terms and conditions of these programs have been amended several times — most recently in January 2002, August 2004, February 2005 and December 2005.

Under the January 2002 amendments and restatements, we committed to place 1,200,174 cumulative units of vending equipment in the United States over the period 1999 – 2008; 242,665 units in Canada over the period 1998 – 2008; and 396,867 units in Europe over the period 1998 – 2008.

In the August 2004 amendments, the placement of certain vending equipment in the United States and Canada was deferred from 2004 and 2005 into 2009 and 2010. In exchange for these amendments, we agreed to pay The Coca-Cola Company a total of $15 million, including $1.5 million in 2004, $3 million annually in 2005 through 2008, and $1.5 million in 2009.

In the February 2005 amendment, our European obligations were amended to measure equipment obligations on an annual Europe-wide basis, rather than on a quarterly country-by-country basis, and with regard to the mix between coolers and venders. In addition, certain coolers count more than one unit in determining whether we meet our obligations.

In the December 2005 amendments and restatements of our agreements for the United States and Canada, we moved to a system of “credits” based upon the type of equipment placed (or enhancements to units), based upon expected revenue contribution. These credits would be applied against annual units required to be placed, expressed as total credits. The amendments also provided that no violation of the programs will occur upon a shortfall in any year in attaining the required number of credits, so long as the shortfall does not exceed 20% of the required credits, a compensating payment is made to The Coca-Cola Company or its affiliate, and the shortfall is corrected in the following year. The December 2005 amendments were effective as of January 1, 2005.

Under the Cold Drink Equipment Purchase Partnership programs, we are committed to purchase approximately 1.8 million cumulative units of vending equipment through 2010. The agreements specify the number of venders and manual equipment that must be purchased by us in each year during the term of the agreement. Our failure to achieve the required number of credits in any year will not be a violation of the United States or Canadian agreements, provided the conditions described in the December 2005 amendment are met.

If we fail to meet our minimum purchase requirements for any calendar year, we will meet with The Coca-Cola Company to mutually develop a reasonable solution/alternative based on marketplace developments, mutual assessment and agreement relative to the continuing availability of profitable placement opportunities, and continuing participation in the market planning process between the two companies. The program can be terminated if no agreement about the shortfall is reached and the shortfall is not remedied by the end of the first quarter of the succeeding calendar year. The program can also be terminated if the agreement is otherwise breached by us and not resolved within 90 days after notice from The Coca-Cola Company. Upon termination, certain funding amounts previously paid to us would be repaid to The Coca-Cola Company, plus interest at one percent per month from the date of initial funding. However, provided that we have partially performed, such repayment obligation shall be reduced to such amount (if less) as The Coca-Cola Company shall reasonably determine will be adequate to deliver the financial returns that would have been received by The Coca-Cola Company had all equipment placement commitments been fully performed, and had the vending volume, reasonably anticipated by The Coca-Cola Company, been achieved. We would be excused from any failure to perform under the program that is occasioned by any cause beyond our reasonable control.

Equipment purchased by us is to be kept in place at customer locations for at least 12 years from date of purchase, with certain exceptions.

We are required to establish, maintain and publish for our employees a “flavor set standard” applicable to all venders and units of manual equipment we own, requiring a certain percentage of the products dispensed to be products of The Coca-Cola Company. To the extent that competitive products, i.e., products other than those of The Coca-Cola Company, are dispensed in venders or manual equipment purchased in connection with the program, then we are obligated, in some circumstances, to make a “fair share” payment to The Coca-Cola Company. If such a payment were required, then the amount of the fair share payment would be computed annually during the term of the agreement, and would be the percentage of competitive products dispensed during the prior 12 months in equipment associated with the cold drink program, times the total support funding for that period. However, if we have engaged in mutually agreed activities to develop an infrastructure to support increased cold drink placement, then The Coca-Cola Company agrees to reinvest the fair share payment to support those infrastructure activities; if those activities have not taken place, the fair share payment will be deducted from any annual or fourth quarter payment due to us. There have never been any fair share payments under the program.

For 12 years following the purchase of equipment, we are required to report to The Coca-Cola Company whether equipment purchased under the program has generated, on average, a specified minimum weekly volume during the preceding twelve months. If we are in material breach of any of our agreements with respect to the production and sale of products of The Coca-Cola Company during the term of the agreement, or if we attempt to terminate any of those agreements absent breach by The Coca-Cola Company, then The Coca-Cola Company may terminate the program and recover all money paid to us under the agreement. The amount to be repaid shall not exceed an amount adequate (in The Coca-Cola Company’s reasonable determination) to deliver the financial returns that would have been received by The Coca-Cola Company had all equipment placement commitments been fully performed, and had reasonably anticipated throughputs been achieved.

We have received approximately $1.2 billion in payments under the programs since they began in 1994. No additional amounts are due.

No refunds of amounts previously earned have ever been paid under these programs, and we believe the probability of a partial refund of amounts previously earned under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs. We and The Coca-Cola Company have amended prior agreements to reflect, where appropriate, modified goals, and we believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart program, as evidenced by our amendments to the North American programs in 2004 and 2005, discussed above.

Transition Support Funding for Herb Coca-Cola.    The Coca-Cola Company has agreed to provide support payments for the marketing of certain of its brands in the territories of Hondo Incorporated and Herbco Enterprises, Inc. acquired by us in July 2001. We received $14 million in 2005 and will receive $14 million annually through 2008, and $11 million in 2009. Payments received and earned under this agreement are not refundable to The Coca-Cola Company.

Seasonality

Sales of our products are seasonal, with the second and third calendar quarters accounting for higher sales volumes than the first and fourth quarters. Sales in the European bottling territories are more volatile because of the higher sensitivity of European consumption to weather conditions.

Large Customers

Approximately 54% of our North American bottle and can volume, and approximately 57% of our European bottle and can volume, is sold through the supermarket channel. The supermarket industry is in the process of consolidating, and a few chains control a significant amount of the volume. The loss of one or more chains as a customer could have a material adverse effect upon our business, but we believe that any such loss in North America would be unlikely, because of our products’ proven ability to bring retail traffic into the supermarket and the resulting benefits to the store, and because we are the only source for our bottle and can products within our exclusive territories. Within the European Union, however, our customers can order from any other Coca-Cola bottler within the EU, some of which may have lower prices than our European bottlers. No customer accounted for 10% or more of our revenue in 2005.

Raw Materials

In addition to concentrates, sweeteners, juices, and finished product, we purchase carbon dioxide, PET preforms, glass and plastic bottles, cans, closures, post-mix (fountain syrup) packaging — such as plastic bags in cardboard boxes — and other packaging materials. We generally purchase our raw materials, other than concentrates, syrups, mineral waters and sweeteners, from multiple suppliers. The beverage agreements with The Coca-Cola Company provide that all authorized containers, closures, cases, cartons and other packages, and labels for the products of The Coca-Cola Company must be purchased from manufacturers approved by The Coca-Cola Company.

High fructose corn syrup is the principal sweetener used by us in the United States and Canada for beverage products, other than low-calorie products, of The Coca-Cola Company and other cross-franchise brands. Sugar (sucrose) was also used as a sweetener in Canada during 2005. During 2005, substantially all of our requirements for sweeteners in the United States were supplied through purchases by us from The Coca-Cola Company. In Europe, the principal sweetener is sugar from sugar beets, purchased from multiple suppliers. We do not separately purchase low-calorie sweeteners, because sweeteners for low-calorie beverage products of The Coca-Cola Company are contained in the syrup or concentrate we purchase from The Coca-Cola Company.

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

We do not use any materials or supplies that are currently in short supply, although the supply and price of specific materials or supplies could be adversely affected by strikes, weather conditions, governmental controls, national emergencies, and price or supply fluctuations of their raw material components.

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

Domestic Cola and Allied Beverage Agreements in the United States with The Coca-Cola Company

We purchase concentrates from The Coca-Cola Company and produce, market, and distribute our principal nonalcoholic beverage products within the United States under two basic forms of beverage agreements with The Coca-Cola Company: beverage agreements that cover the Coca-Cola Trademark Beverages (the “Cola Beverage Agreements”), and beverage agreements that cover other carbonated and some noncarbonated beverages of The Coca-Cola Company (the “Allied Beverages” and “Allied Beverage Agreements”) (referred to collectively in this report as the “Domestic Cola and Allied Beverage Agreements”), although in some instances we distribute carbonated and noncarbonated beverages without a written agreement. We are parties to one Cola Beverage Agreement and to various Allied Beverage Agreements for each territory. In this section, unless the context indicates otherwise, a reference to us refers to the legal entity in the United States that is a party to the beverage agreements with The Coca-Cola Company.

Cola Beverage Agreements in the United States with The Coca-Cola Company

Exclusivity.    The Cola Beverage Agreements provide that we will purchase our entire requirements of concentrates and syrups for Coca-Cola Trademark Beverages from The Coca-Cola Company at prices, terms of payment, and other terms and conditions of supply determined from time to time by The Coca-Cola Company at its sole discretion. We may not produce, distribute, or handle cola products other than those of The Coca-Cola Company. We have the exclusive right to distribute Coca-Cola Trademark Beverages for sale in authorized containers within our territories. The Coca-Cola Company may determine, at its sole discretion, what types of containers are authorized for use with products of The Coca-Cola Company.

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

We are required to meet annually with The Coca-Cola Company to present our marketing, management, and advertising plans for the Coca-Cola Trademark Beverages for the upcoming year, including financial plans showing that we have the consolidated financial capacity to perform our duties and obligations to The Coca-Cola Company. The Coca-Cola Company may not unreasonably withhold approval of such plans. If we carry out our plans in all material respects, we will be deemed to have satisfied our obligations to develop, stimulate, and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured within 120 days of written notice of the failure, would give The Coca-Cola Company the right to terminate the Cola Beverage Agreements. If we, at any time, fail to carry out a plan in all material respects in any geographic segment of our territory, and if such failure is not cured within six months after written notice of the failure, The Coca-Cola Company may reduce the territory covered by that Cola Beverage Agreement by eliminating the portion of the territory in which such failure has occurred.

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

Exclusivity.    Under the Allied Beverage Agreements, we have exclusive rights to distribute the Allied Beverages in authorized containers in specified territories. Like the Cola Beverage Agreements, we have advertising, marketing, and promotional obligations, but without restriction for some brands as to the marketing of products with similar flavors, as long as there is no manufacturing or handling of other products that would imitate, infringe upon or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and we have a right, but not an obligation, under each of the Allied Beverage Agreements (except under the Allied Beverage Agreements for Hi-C fruit drinks and carbonated Minute Maid beverages) to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Beverage Agreements.

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

Pricing.    The Coca-Cola Company, at its sole discretion, establishes the pricing we must pay for the noncarbonated beverages or, in the case of Dasani, the concentrate, but has agreed, under certain circumstances for some products, to give the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca-Cola products.

Term.    Each of the Noncarbonated Beverage Agreements has a term of ten or fifteen years and is renewable by us for an additional ten years at the end of each term. Most of the Noncarbonated Beverage Agreements for Powerade expire in 2014. The initial terms for many of the contracts for Nestea will expire in 2008 and 2009. For Minute Maid juices and juice drinks, the contracts will expire in 2007. The initial term for many of the contracts for Dasani will expire at the end of 2014. Renewal is at our option, and we intend to renew substantially all of the Noncarbonated Beverage Agreements as they expire.

Marketing and Other Support in the United States from The Coca-Cola Company

The Coca-Cola Company has no obligation under the Domestic Cola and Allied Beverage Agreements and Noncarbonated Beverage Agreements to participate with us in expenditures for advertising, marketing, and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2005. See “Marketing — Programs.”

Post-Mix Sales and Marketing Agreements in the United States with The Coca-Cola Company

We have a distributorship appointment that ends on December 31, 2007 to sell and deliver the post-mix products of The Coca-Cola Company. The appointment is terminable by either party for any reason upon ten days’ written notice. Under the terms of the appointment, we are authorized to distribute such products to retailers for dispensing to consumers within the United States. Unlike the Domestic Cola and Allied Beverage Agreements, there is no exclusive territory, and we face competition not only from sellers of other such products but also from other sellers of such products (including The Coca-Cola Company). In 2005, we sold and/or delivered such post-mix products in all of our major territories in the United States. Depending on the territory, we are involved in the sale, distribution, and marketing of post-mix syrups in differing degrees. In some territories, we sell syrup on our own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, we are responsible for marketing post-mix syrup to certain segments of the business.

Beverage Agreements in the United States with Other Licensors

The beverage agreements in the United States between us and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the Domestic Cola and Allied Beverage Agreements as to use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, and causes for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors in certain territories. Our agreements with subsidiaries of Cadbury Schweppes plc, which represented in 2005 approximately 7% of the beverages sold by us in the United States and the Caribbean, provide that the parties will give each other at least one year’s notice prior to terminating the agreement for any brand, and pay certain fees in some circumstances. Also, we have agreed that we would not cease distributing Dr Pepper brand products prior to December 31, 2010, or Canada Dry, Schweppes, or Squirt brand products prior to December 31, 2007. The termination provisions for Dr Pepper renew for five-year periods; those for the other Cadbury brands renew for three-year periods. During 2005, we began to distribute Rockstar beverages under a subdistribution agreement with The Coca-Cola Company that has terms and conditions similar in many respects to the Allied Beverage Agreements. The Rockstar subdistribution agreement has a four-year term, does not cover all our territory in the United States, and permits certain other sellers of Rockstar beverages in the territory to continue distribution. We purchase Rockstar beverages from Rockstar, Inc. and pay certain fees to The Coca-Cola Company.

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

Marketing and Other Support.    Coca-Cola Ltd. has no obligation under the Canadian Beverage Agreements to participate with us in expenditures for advertising, marketing, and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2005. See “Marketing — Programs.”

Other Coca-Cola Beverage Products.    Our license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company, for the Coca-Cola Beverage Products other than Coca-Cola Trademark Beverages are on terms generally similar to those contained in the license agreement for the Coca-Cola Trademark Beverages.

Beverage Agreements in Canada with Other Licensors

We have several license agreements and arrangements with other licensors, including license agreements with subsidiaries of Cadbury Schweppes plc having terms expiring in July 2007 and December 2036, each being renewable for successive five-year terms until terminated by either party. These beverage agreements generally give us the exclusive right to produce and distribute authorized beverages in authorized packaging in specified territories. These beverage agreements also generally provide flexible pricing for the licensors, and in many instances, prohibit us from dealing in beverages confusing with, or imitative of, the authorized beverages. These agreements contain restrictions generally similar to those in the Canadian Beverage Agreements regarding the use of trademarks, approved bottles, cans and labels, sales of imitations, and causes for termination. We have exclusive rights throughout Canada for the distribution of Rockstar beverages, which began in 2005.

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

Pricing.    The European Beverage Agreements provide that the sales of concentrate, beverage base, juices, mineral waters, and other goods to our European Bottlers are at prices which are set from time to time by The Coca-Cola Company in its sole discretion.

Term and Termination.    The European Beverage Agreements expire July 26, 2006 for Belgium, continental France and the Netherlands, February 10, 2007 for Great Britain, and January 30, 2008 for Luxembourg, unless terminated earlier as provided therein. If our European Bottlers have complied fully with the agreements during the initial term, are “capable of the continued promotion, development, and exploitation of the full potential of the business,” and request an extension of the agreement, an additional ten-year term may be granted at the sole discretion of The Coca-Cola Company. In December 2005, we requested extensions of our agreements for Belgium, continental France, and the Netherlands. We believe that our interdependent relationship with The Coca-Cola Company and the substantial cost and disruption to that company that would be caused by nonrenewals ensure that these agreements will be renewed upon expiration. The Coca-Cola Company is given the right to terminate the European Beverage Agreements before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of our European Bottlers or the occurrence of a default under the European Beverage Agreements which is not remedied within 60 days of written notice of the default by The Coca-Cola Company. The European Beverage Agreements may be terminated by either party in the event foreign exchange is unavailable or local laws prevent performance. They also terminate automatically, after a certain lapse of time, if any of our European Bottlers refuse to pay a beverage base price increase for the beverage “Coca-Cola.” The post-mix and pre-mix authorizations are terminable by either party with 90 days’ prior written notice.

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

Marketing and Other Support in Europe from The Coca-Cola Company

The Coca-Cola Company has no obligation under the European Beverage Agreements to participate with us in expenditures for advertising, marketing, and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2005. See “Marketing — Programs.”

Beverage Agreements in Europe with Other Licensors

The beverage agreements between us and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors. Those agreements contain restrictions generally similar in effect to those in the European Beverage Agreements as to the use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, planning, and causes for termination. As a condition to Cadbury Schweppes plc’s sale of its 51% interest in the British bottler to us in February 1997, we entered into agreements concerning certain aspects of the Cadbury Schweppes products distributed by the British bottler (the “Cadbury Schweppes Agreements”). These agreements impose obligations upon us with respect to the marketing, sale, and distribution of Cadbury Schweppes products within the British bottler’s territory. These agreements further require the British bottler to achieve certain agreed-upon growth rates for Cadbury Schweppes brands and grant certain rights and remedies to Cadbury Schweppes if these rates are not met. These agreements also place some limitations upon the British bottler’s ability to discontinue Cadbury Schweppes brands, and recognize the exclusivity of certain Cadbury Schweppes brands in their respective flavor categories. The British bottler is given the first right to any new Cadbury Schweppes brands introduced in the territory. These agreements run through 2012 and are automatically renewed for a ten-year term thereafter unless terminated by either party. In 1999, The Coca-Cola Company acquired the Cadbury Schweppes beverage brands in, among other places, the United Kingdom. The Cadbury Schweppes beverage brands were not acquired in any other countries in which our European Bottlers operate. Some Cadbury Schweppes beverage brands were acquired by assignment and others by purchase of the entity owning the brand; both methods are referred to as “assignments” for purposes of this section. Pursuant to the acquisition, Cadbury Schweppes assigned the Cadbury Schweppes Agreements to an affiliate of The Coca-Cola Company. The assignment did not cause a substantive modification of the terms and conditions of the Cadbury Schweppes Agreements.

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

In 2005, our sales represented approximately 13% of total nonalcoholic beverage sales in our North American territories and approximately 8% of total nonalcoholic beverage sales in our European territories. Sales of our products compared to combined alcoholic and nonalcoholic beverage products in our territories would be significantly less.

Our competitors include the local bottlers of competing products and manufacturers of private label products. For example, we compete with bottlers of products of PepsiCo, Inc., Cadbury Schweppes plc, Nestle S.A., Groupe Danone, Kraft Foods Inc., and private label products including those of certain of our customers. In certain of our territories, we sell products we compete against in other territories; however, in all our territories our primary business is the marketing, sale, manufacture, and distribution of products of The Coca-Cola Company. Our primary competitor in each territory may vary, but within North America, our predominant competitors are The Pepsi Bottling Group, Inc. and Pepsi Americas, Inc.

Employees

At December 31, 2005, we employed approximately 73,000 people — about 11,000 of whom worked in our European territories.

Approximately 18,150 of our employees in North America in 169 different employee units are covered by collective bargaining agreements, and approximately 8,600 of our employees in Europe are covered by local labor agreements. These bargaining agreements expire at various dates over the next seven years — including some in 2006 — but we believe that we will be able to renegotiate subsequent agreements upon satisfactory terms.

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

Soft Drinks in Schools

We have witnessed increased public policy challenges regarding the sale of our beverages in schools, particularly elementary, middle, and high schools. The issue of soft drinks in schools in the United States first achieved visibility in 1999 when a California state legislator proposed a restriction on the sale of soft drinks in local school districts. In 2004, Texas passed additional state-wide restrictions on the sale of soft drinks and other foods in schools; in 2005, California, Kentucky, and New Jersey passed additional statewide restrictions. Similar regulations have been enacted in a small number of local communities. At December 31, 2005, a total of 23 states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for many years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition, and obesity concerns of today’s youth. The impact of restrictive legislation, if widely enacted, could have a negative effect on our brands, image, and reputation. In August 2005, we adopted the Beverage Industry School Vending Policy recommended by the American Beverage Association. This policy responds to issues regarding the sale of certain of our beverages in schools, and provides for recommended beverage availability in elementary, middle, and high schools. In 2005, our sales to elementary, middle and high schools represented approximately 1.5% of our total sales volume in the United States.

On certain college campuses, our sales of bottled and canned Coca-Cola products have been boycotted or discontinued because of a controversy involving The Coca-Cola Company alleging crimes against union leaders and workers at a Coca-Cola bottler in Colombia. The Coca-Cola Company has denied any involvement in the claimed incidents, but the allegations have been taken up by outside groups who have called for the boycott or removal of Coca-Cola products sold on college campuses. This has occurred at several large campuses within our territories in the United States and Canada. We have no responsibility for the Colombian bottling operations, which have never been part of our territories. If the Colombian allegations remain unresolved, the boycott or removal of our products from other college campuses could occur.

Effective September 1, 2005, vending machines for food and beverages were banned from all public and private schools in France. There is increasing pressure in the other European countries, notably Belgium and Great Britain, to restrict the availability of carbonated soft drink products, especially in secondary schools, through regulatory intervention.

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

Value added tax on soft drinks ranges from 3% to 17.5% within our bottling territories in Canada and the EU. In addition, excise taxes on sales of soft drinks are in place in Belgium, France, and the Netherlands. The existence and level of this indirect taxation on the sale of soft drinks is now a matter of legal and public debate given the need for further tax harmonization within the European Union.

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our subsidiaries, including one of our Canadian subsidiaries that may not be resolved for many years. We believe we have substantial defenses to questions being raised and would pursue all legal remedies before an unfavorable outcome would result. We believe we have adequately provided for any ultimate amounts that would result from these proceedings where it is probable we will pay some amounts and the amounts can be estimated; however, it is too early to predict a final outcome in some of these matters.

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

We have adopted a plan for the testing, repair, and removal, if necessary, of underground fuel storage tanks at our bottlers in North America; this plan includes any necessary remediation of tank sites and the abatement of any pollutants discharged. Our plan extends to the upgrade of wastewater handling facilities, and any necessary remediation of asbestos-containing materials found in our facilities. We spent approximately $3.3 million in 2005 pursuant to this plan, and we estimate we will spend approximately $3.3 million in 2006 and $3.5 million in 2007 pursuant to this plan. In our opinion, any liabilities associated with the items covered by such plan will not have a materially adverse effect on our Consolidated Financial Statements.

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

Financial Information on Industry Segments and Geographic Areas

For financial information on industry segments and operations in geographic areas, see Note 16 to our Consolidated Financial Statements.

For More Information about Us

Filings with the SEC

As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission. These reports are required by the Securities Exchange Act of 1934 and include:

•	annual reports on Form 10-K (such as this report);

•	quarterly reports on Form 10-Q;

•	current reports on Form 8-K; and

•	proxy statements on Schedule 14A.

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

Corporate Governance

We have a Code of Business Conduct for our employees and members of our Board of Directors. A copy of the code is posted on our website. If we amend or grant any waivers of the code that are applicable to our directors or our executive officers — which we do not anticipate doing — we have committed that we will post these amendments or waivers on our website under “Corporate Governance.”

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

Any of these items are available in print to any shareowner who requests them. Requests should be sent to Corporate Secretary, Coca-Cola Enterprises Inc., Post Office Box 723040, Atlanta, Georgia 31139-0040.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information as of February 17, 2006 regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years
Lowry F. Kline	65	Chairman since April 2002 and Chief Executive Officer effective December 28, 2005. He had been Chief Executive Officer from April 2001 until January 1, 2004. Before that he had been Vice Chairman since April 2000. He has been a director of Coca-Cola Enterprises since April 2000.

John J. Culhane	60	Executive Vice President and General Counsel of Coca-Cola Enterprises since December 2004. He had been Senior Vice President and General Counsel since February 2004. Before that he served as Special Counsel to Coca-Cola Enterprises from October 2001 until his appointment as interim General Counsel in January 2004. From 1998 until October 2001, he was General Counsel and Corporate Secretary of Coca-Cola Hellenic Bottling Company S.A., one of the world’s largest bottlers, having territories in Greece, Ireland, Nigeria, and Eastern Europe. Prior to that he was General Counsel of the Coca-Cola North America division of The Coca-Cola Company.

William W. Douglas III	45	Senior Vice President and Chief Financial Officer since June 2005. He was Vice President, Controller, and Principal Accounting Officer from July 2004 to June 2005. Before that, since February 2000, he had been Chief Financial Officer of Coca-Cola Hellenic Bottling Company S.A.

Shaun B. Higgins	56	Executive Vice President and President, European Group since June 2005, before that Executive Vice President and Chief Financial Officer from August 2004 until June 2005; Senior Vice President and Chief Strategy and Planning Officer from February 2004 to August 2004 and prior to that he had been Senior Vice President, Chief Planning Officer from February 2003 until February 2004. He was Vice President and President of our European Group from October 1999 to February 2003.

Charles D. Lischer	37	Vice President, Controller and Chief Accounting Officer since June 2005. Prior to that, he had been with the accounting firm of Deloitte & Touche in various capacities since July 1999, becoming a partner in August 2004.

Terrance M. Marks	45	Executive Vice President and President, North American Business Unit since February 2006. Prior to that, since January 2005, he had been Senior Vice President and President, North American Business Unit. He was Vice President and Chief Revenue Officer for North America from October 2003 until January 2005, and Vice President and Chief Financial Officer for our Eastern North America Group from 1999 until October 2003.

Vicki R. Palmer	52	Executive Vice President, Financial Services and Administration since January 2004. She had been Senior Vice President, Treasurer and Special Assistant to the Chief Executive Officer from December 1999 until January 2004.

Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time.

ITEM 1A.	RISK FACTORS

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially and adversely affect our business, or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and the other public statements we make.

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

For example, forward-looking statements include our expectations regarding:

•	earnings per diluted common share;

•	volume growth;

•	net price per case growth;

•	cost of goods per case growth;

•	concentrate cost increases from The Coca-Cola Company;

•	capital expenditures; and

•	developments in accounting standards.

Risks and Uncertainties

•Marketplace

Our response to continued and increased customer and competitor consolidations and marketplace competition may result in lower than expected net pricing of our products. In addition, competitive pressures may cause channel and product mix to shift from more profitable channels and packages and adversely affect our overall pricing. Efforts to improve pricing in the future consumption channels of our business may result in lower than expected volume. Net pricing, volume and costs of sales are the primary determinants of net earnings.

Health and wellness trends throughout the marketplace have resulted in a decreased demand for regular soft drinks and an increased desire for more diet and low-calorie products, water, isotonics, energy drinks, coffee-flavored beverages, and tea. Our failure to offset the decline in sales of our regular soft drinks and to provide the types of products that our customers prefer could adversely affect our business, results of operations and financial condition.

•Cost Participation Payments from The Coca-Cola Company

Material changes in levels of payments historically provided under various programs with The Coca-Cola Company, or our inability to meet the performance requirements for the anticipated levels of such support payments, could adversely affect future earnings. The Coca-Cola Company is under no obligation to participate in future programs or continue past levels of payments into the future. The current agreement, designed to support marketing activities, may be terminated by The Coca-Cola Company for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control.

The amount of infrastructure funding from The Coca-Cola Company recognized as an offset to cost of sales in a given year is dependent upon the actual number of units placed in service. Actual results may differ materially from projections should placement levels be significantly different than program requirements. Should we not satisfy the provisions of the infrastructure funding programs and we are unable to agree with The Coca-Cola Company on an alternative solution, The Coca-Cola Company would be able to seek partial refund of amounts previously paid.

•Raw Materials

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

•Infrastructure Investment

Projected capacity levels of our infrastructure investments may differ from actual levels if our volume growth is not as anticipated. Significant changes from our expected timing of returns on cold drink equipment and employee, fleet and plant infrastructure investments could adversely affect our earnings and financial condition.

•Financing Considerations

Changes from our expectations for interest and currency exchange rates can have a material impact on our forecasts. We may not be able to completely mitigate the effect of significant interest rate or currency exchange rate changes. Changes in our debt rating could have a material adverse effect on our interest costs and financing sources. Our debt rating can be materially influenced by capital management activities of The Coca-Cola Company and/or changes in the debt rating of The Coca-Cola Company.

•Legal Contingencies

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

•Legislative Risk

Our business model is dependent on the availability of our various products and packages in multiple channels and locations to better satisfy the needs of our customers. Laws that restrict our ability to distribute products in schools and other venues, as well as laws that require deposit liabilities for certain types of packages or those that limit our ability to design new packages, could negatively impact our revenue, profit and cash flows.

•Tax Contingencies

An assessment of additional taxes resulting from audits of our tax filings for various periods could have a material impact on our earnings and financial condition.

•Weather

Unfavorable weather conditions in the geographic regions in which we do business, particularly in Europe, could have a material impact on our sales volume, earnings and financial condition.

•Natural Disasters

Natural disasters in the geographic regions in which we do business could have a material impact on our sales volume, cost of raw materials, earnings and financial condition.

•Bottler Litigation

Litigation recently filed by some United States bottlers against us and The Coca-Cola Company reflects incomplete system alignment around distribution methods and business practices. Disagreements among members of the Coca-Cola system could complicate negotiations and planning with customers and other business partners and adversely affect our ability to fully implement our business plans and achieve expected levels of revenue from the execution of those plans.

•Labor Issues

Approximately 37 percent of our employees are covered by collective bargaining agreements or local agreements. These bargaining agreements expire at various dates over the next seven years, including some in 2006. The inability to renegotiate subsequent agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our earnings and financial condition. The term and conditions of existing or renegotiated agreements could also increase the cost to us, or otherwise affect our ability, of fully implementing operational changes to enhance our efficiency.

•Use of Estimates

Our Consolidated Financial Statements and accompanying Notes include estimates and assumptions made by management that affect reported amounts. Actual results could differ materially from those estimates.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal properties include our production and distribution facilities.

At December 31, 2005, we had:

•	79 beverage production facilities (75 owned, the others leased)

20 of which were solely production facilities; and

59 of which were combination production/distribution

•	349 principal distribution facilities (261 owned, the others leased)

One of our facilities is subject to a lien to secure indebtedness, with an aggregate principal balance of approximately $3.8 million at December 31, 2005.

Three of our leased facilities are under industrial revenue bonds issued by local development authorities, having an approximate principal balance of $24 million at December 31, 2005. Under these leases, the property is deeded to us at the end of the term for a nominal amount.

Our principal properties cover approximately 44.3 million square feet in the aggregate. We believe that our facilities are generally sufficient to meet our present operating needs.

At December 31, 2005, we operated approximately 54,000 vehicles of all types. Of this number, approximately 6,800 vehicles were leased; the rest were owned. We owned about 2.4 million coolers, beverage dispensers, and vending machines at the end of 2005.

During 2005, our capital expenditures were approximately $914 million.

ITEM 3.	LEGAL PROCEEDINGS

We have been named as a “potentially responsible party” (“PRP”) at several federal and state “Superfund” sites.

•	In 1994, we were named a PRP at the Waste Disposal Engineering site in Andover, Minnesota, a former landfill. The claim against us is approximately $110,000; however, if this site is a “qualified landfill” under Minnesota law, the entire cost of remediation may be paid by the state without any contribution from any PRP.

•	In 1999, we acquired all of the stock of CSL of Texas, Inc. (“CSL”), which owns an 18.4 acre tract on Holleman Drive, College Station, Texas, that was contaminated by prior industrial users of the property. Cleanup is to be performed under the Texas Voluntary Cleanup Program overseen by the Texas Commission on Environmental Quality and is estimated to cost $2 – $4 million. We believe we are entitled to reimbursement for our costs from CSL’s former shareholders.

•	In 2001, we were named as one of several thousand PRPs at the Beede Waste Oil Superfund site in Plaistow, New Hampshire, which had operated from the 1920s until 1994 in the business of waste oil reprocessing and related activities. In 1990, our facility in Waltham, Massachusetts sent waste oil and contaminated soil to the site in the course of removing an underground storage tank and remediating the surrounding property. The EPA and the state of New Hampshire have spent almost $26 million on the investigation and initial cleanup of the site, and the remaining cost to complete the cleanup has been estimated to be approximately $60 million. Settling small volume PRPs have contributed over $17 million towards the site costs. The EPA expects the larger volume PRPs, including us, to take over the cleanup, but a formal arrangement to do so has not occurred, and our share of the costs has not been determined.

•	In October 2002, the City of Los Angeles filed a complaint against eight named and ten unnamed defendants seeking cost recovery, contribution, and declaratory relief for alleged contamination at various boat yards in the Port of Los Angeles that occurred over a period of decades. The cleanup cost at the Port may run into the millions of dollars. Our subsidiary, BCI Coca-Cola Bottling Company of Los Angeles, was named as a defendant as the alleged successor to the liabilities of a company called Pacific American Industries, Inc., which was the parent of a company called San Pedro Boat Works that operated a boat works business at the port from 1969 until 1974. We filed an answer to the complaint in March 2003 denying liability. The facts are still being investigated but discovery has been delayed because of the criminal indictment of one of the other defendants, and because of court-ordered mediation.

•	We have been named at another 38 federal, and another ten state, “Superfund” sites. However, with respect to those sites, we have concluded, based upon our investigations, either (i) that we were not responsible for depositing hazardous waste and therefore will have no further liability; (ii) that payments to date would be sufficient to satisfy our liability; or (iii) that our ultimate liability, if any, for such site would be less than $100,000.

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

We and our California subsidiary have been sued by several current and former employees over alleged violations of state wage and hour rules. In a matter combined in a consolidated class action proceeding styled In re BCI Overtime Cases pending in San Bernardino Superior Court (the first consolidated suit was filed July 18, 2001), plaintiffs allege that certain hourly employees were required to work off the clock. The Company is vigorously defending the suit and at this time it is not possible to predict the outcome.

On February 7, 2006, a purported class action lawsuit was filed against us and several current and former officers and directors. The lawsuit, styled Argento Trading Company, et al. vs. Coca-Cola Enterprises Inc., et al., in the United States District Court, Northern District of Georgia, Atlanta Division, Civil Action File No. 1:06cv275, alleges that we engaged in “channel stuffing” with customers, and also raises certain insider trading claims. Also on February 7 another suit, styled International Brotherhood of Teamsters vs. The Coca-Cola Company, et al., Case No. CA1927-N, was filed in Delaware Chancery Court alleging certain derivative claims against The Coca-Cola Company and certain officers and directors of The Coca-Cola Company and our company. The derivative suit makes claims virtually identical to those in the Argento suit and further alleges that we are “controlled” by The Coca-Cola Company to our detriment and to the detriment of our shareholders. While we are examining the claims raised in the suits, we possess strong defenses to the claims and expect in due course to ask the courts to dismiss the suits. At this time, it is not possible to predict the outcome of these matters.

On February 14, 2006, a lawsuit was filed in Federal District Court in Springfield, Missouri by 48 United States Coca-Cola bottler plaintiffs against The Coca-Cola Company and us. The suit, styled Ozarks Coca-Cola/Dr. Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises, in the United States District Court for the Western District of Missouri, Southern Division, Civil Action File No. 06-3056-CV-S, brings claims for breach of contract and breach of duty and other related claims arising out of our plan to offer warehouse delivery of Powerade to a specific customer within our territory. The suit seeks unspecified compensatory and exemplary damages and seeks preliminary and permanent injunctive relief as well. A second suit, Coca-Cola Bottling Company United, Inc., et al. vs. The Coca-Cola Company and Coca-Cola Enterprises, in the Circuit Court of Jefferson County, Alabama, Civil Action Number CV200600916, was filed on February 14, 2006 by six additional bottler plaintiffs. This second suit brings claims that are substantially similar to the Ozarks suit, although it does not contain a request for preliminary injunctive relief. While we believe that we possess strong defenses to these suits, at this time it is not possible to predict the outcome.

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

LISTED AND TRADED: New York Stock Exchange

TRADED: Boston, Chicago, National,

Pacific, and Philadelphia Exchanges

Common shareowners of record as of January 27, 2006: 14,198

STOCK PRICES

2005	High	Low
Fourth Quarter	$20.53	$18.52
Third Quarter	23.92	19.01
Second Quarter	22.81	19.10
First Quarter	23.36	20.22

2004	High	Low
Fourth Quarter	$22.23	$18.46
Third Quarter	28.76	18.45
Second Quarter	29.34	23.95
First Quarter	24.50	20.90

DIVIDENDS

Regular quarterly dividends have been paid in the amount of $0.04 per share since July 1, 1998. A quarterly dividend of $0.06 per share has been declared by the directors, to be payable March 30, 2006 to holders of record on March 17, 2006.

SHARE REPURCHASES

The following table presents information with respect to our repurchases of common stock of the Company made during the fourth quarter of 2005:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 through October 28, 2005	—	—	None	33,283,579
October 29, 2005 through November 25, 2005	4,359	$18.80	None	33,283,579
November 26, 2005 through December 31, 2005	187,762	$19.67	None	33,283,579

Total	192,121	$19.65	None	33,283,579

(A)	The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. by employees in payment of tax obligations related to the vesting of restricted shares or distributions from our Stock Deferral Plan.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data

	FISCAL YEAR
(in millions, except per share data)	2005	2004	2003	2002	2001
OPERATIONS SUMMARY
Net operating revenues(A)(B)	$18,706	$18,158	$17,330	$16,058	$14,999
Cost of sales(A)	11,185	10,771	10,165	9,458	9,015

Gross profit	7,521	7,387	7,165	6,600	5,984
Selling, delivery and administrative expenses(A)(B)	6,090	5,951	5,588	5,236	5,383

Operating income	1,431	1,436	1,577	1,364	601
Interest expense, net	633	619	607	662	753
Other nonoperating (expense) income, net	(8)	1	2	3	2

Income (loss) before income taxes and cumulative effect of change in accounting	790	818	972	705	(150)
Income tax expense (benefit)(C)	276	222	296	211	(131)

Net income (loss) before cumulative effect of change in accounting	514	596	676	494	(19)
Cumulative effect of change in accounting	—	—	—	—	(302)

Net income (loss)	514	596	676	494	(321)
Preferred stock dividends	—	—	2	3	3

Net income (loss) applicable to common shareowners	$514	$596	$674	$491	$(324)

OTHER OPERATING DATA
Depreciation and amortization	$1,044	$1,068	$1,022	$965	$901
Capital asset investments	914	946	1,099	1,029	972
AVERAGE COMMON SHARES OUTSTANDING
Basic	471	465	454	449	432
Diluted	476	473	461	458	432
PER SHARE DATA
Basic net income (loss) per common share before cumulative effect of change in accounting	$1.09	$1.28	$1.48	$1.09	$(0.05)
Diluted net income (loss) per common share before cumulative effect of change in accounting	1.08	1.26	1.46	1.07	(0.05)
Basic net income (loss) per share applicable to common shareowners	1.09	1.28	1.48	1.09	(0.75)
Diluted net income (loss) per share applicable to common shareowners	1.08	1.26	1.46	1.07	(0.75)
Dividends declared per share applicable to common shareowners	0.22	0.16	0.16	0.16	0.16
Closing stock price	19.17	20.85	21.87	21.72	18.94
YEAR-END FINANCIAL POSITION
Property, plant and equipment, net	$6,560	$6,913	$6,794	$6,393	$6,206
Franchise license intangible assets, net	13,832	14,517	14,171	13,450	13,125
Total assets	25,357	26,461	25,700	24,375	23,719
Total debt	10,109	11,130	11,646	12,023	12,169
Shareowners’ equity	5,643	5,378	4,365	3,347	2,820
Pro Forma Amounts Applying the Accounting Change to Prior Periods and the Adoption of SFAS 142 to Prior Periods(D):
Net income applicable to common shareowners	$514	$596	$674	$491	$227
Basic net income per share applicable to common shareowners	1.09	1.28	1.48	1.09	0.53
Diluted net income per share applicable to common shareowners	1.08	1.26	1.46	1.07	0.52

We made acquisitions in each year presented, except 2005 and 2004. These acquisitions did not significantly affect our operating results in any one fiscal period. All acquisitions are included in our Consolidated Financial Statements from the respective acquisition date.

(A)	Balances reflect the adoption of Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”). Upon adoption of EITF 02-16 in the first quarter of 2003, we classified the following amounts in the 2002 and 2001 income statements as reductions in cost of sales: approximately $882 million and $651 million, respectively, of direct marketing support from The Coca-Cola Company (“TCCC”) and other licensors previously included in net operating revenues, and approximately $77 million and $74 million, respectively, of cold drink equipment placement funding from TCCC previously included as a reduction in selling, delivery and administrative expenses for the years ended December 31, 2002 and 2001. We also classified in net operating revenues $51 million and $45 million, respectively, of net payments for dispensing equipment repair services received from TCCC, previously included in selling, delivery and administrative expenses for the years ended December 31, 2002 and 2001.

(B)	Balances reflect the adoption of EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products),” effective January 1, 2002. The adoption of this EITF resulted in a reclassification of $95 million previously classified as selling expenses to deductions from net operating revenues in 2001.

(C)	Income tax expense (benefit) in 2005 includes a $128 million income tax provision related to the repatriation of foreign earnings. Income tax expense (benefit) also includes the impact of favorable tax rate changes of $40 million in 2005, $20 million in 2004, $16 million in 2002, $56 million in 2001 and unfavorable tax rate changes of $23 million in 2003. Additionally, income tax expense (benefit) includes benefits related to the revaluation of various income tax obligations of approximately $27 million in 2005, $25 million in 2003 and $4 million in 2002. Our 2003 income tax expense (benefit) also includes a $6 million benefit related to other tax adjustments.

(D)	Pro forma amounts (1) assume the accounting change for Jumpstart payments received from TCCC, adopted as of January 1, 2001, was applied retroactively without regard to any changes in the business that could have resulted had the accounting been different in these periods and (2) illustrate the impact of adopting the non-amortization provisions of SFAS 142 for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Financial Review

Overview

Business

Coca-Cola Enterprises Inc. (“we,” “our” or “us”) is the world’s largest marketer, producer and distributor of bottle and can nonalcoholic beverages. We market, produce and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States, the District of Columbia, the United States Virgin Islands and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco and the Netherlands (collectively referred to as “Europe”).

Licensee of The Coca-Cola Company

Our relationship with TCCC has a great impact on our success. Our collaborative efforts will continue to be beneficial to us as we work to create new brands, to market our products more effectively, to find ways to profitably grow the entire Coca-Cola business on a sustainable basis and to make our system more efficient.

Financial Results

Our net income applicable to common shareowners decreased to $514 million or $1.08 per diluted common share in 2005, compared to net income applicable to common shareowners of $596 million or $1.26 per diluted common share in 2004.

Our 2005 results included the following items of significance:

•	a $53 million ($33 million net of tax, or $0.07 per diluted common share) decrease in our cost of sales from the receipt of proceeds related to the settlement of litigation against suppliers of high fructose corn syrup (“HFCS”);

•	charges totaling $80 million ($50 million net of tax, or $0.11 per diluted common share) related to restructuring activities, primarily in North America;

•	charges totaling $28 million ($17 million net of tax, or $0.03 per diluted common share) primarily related to asset write-offs, which were associated with damage caused by Hurricanes Katrina, Rita and Wilma;

•	an $8 million ($5 million net of tax, or $0.01 per diluted common share) net loss resulting from the early extinguishment of certain debt obligations in conjunction with the repatriation of foreign earnings;

•	a $128 million ($0.27 per diluted common share) income tax provision related to the repatriation of foreign earnings; and

•	a $67 million ($0.14 per diluted share) tax benefit as a result of net favorable tax items, primarily for state tax rate changes and for the revaluation of various income tax obligations.

Our 2004 results included the following items of significance:

•	a $41 million ($26 million net of tax, or $0.05 per diluted common share) increase in our cost of sales related to the transition to a new concentrate pricing structure in North America; and

•	a $20 million ($0.04 per diluted common share) tax benefit from tax rate reductions.

North American Reorganization

The markets in which we operate have become increasingly complex, thus requiring us to respond to the needs of our customers both at a national and local level with greater organizational agility. In an effort to redesign and improve our North American business model to allow us to continue to deliver balanced volume and pricing growth on a consistent basis, we reorganized our North American operations into six United States business units and Canada. These actions (1) have resulted in a simplified and flatter organizational structure; (2) have helped facilitate a closer interaction between our front-line employees and our customers; and (3) will provide long-term cost savings through improved administrative and operating efficiencies.

Impact of Hurricanes

During the latter part of 2005, Hurricanes Katrina, Rita and Wilma negatively impacted our operations in certain areas. We sustained damage to several of our production and distribution facilities, had large quantities of vending equipment and inventory damaged or destroyed and suffered lost sales in several key markets. We also experienced increased costs in the aftermath of the hurricanes, including higher fuel prices, nonproductive labor expenses, outsourced services and extra storage space.

Repatriation of Foreign Earnings

In December 2005, we repatriated a total of $1.6 billion in previously undistributed foreign earnings and basis. This repatriation was completed in connection with the American Jobs Creation Act of 2004 (“Tax Act”), which contained, among other things, a repatriation provision that provided a special, one-time tax deduction of 85 percent of certain foreign earnings that were repatriated prior to December 31, 2005, provided certain criteria were met. In order to accommodate the efficient repayment of debt in conjunction with the repatriation, we restructured a portion of our debt portfolio in December 2005.

Revenue and Volume Growth

During 2005, our consolidated bottle and can net price per case grew 2.0 percent, while our volume increased 0.5 percent. In North America, we were able to achieve a balance of volume and pricing growth, as our bottle and can net price per case increased 3.0 percent and our volume grew 1.0 percent. These results demonstrate the progress we are making in improving our North American business model. Our volume results were once again impacted by a growing consumer preference for diet and lower-calorie beverages. Our diet soft drinks increased 2.5 percent for the year, while our sugared soft drinks decreased 3.0 percent. We also experienced increased volume in several high-growth and high-margin categories, including sports drinks, energy drinks and water. Consumers are continuing to demand more beverage choices, including the desire for new brands, brand extensions, new packaging and new categories. During 2005, we benefited from significant product innovation, which included the introduction of Coca-Cola Zero, Diet Coke Sweetened with Splenda, Dasani flavored waters, Powerade Option, Fresca flavors and two new energy drinks, Full Throttle and Rockstar.

In Europe, our net price per case grew 1.0 percent, while our volume declined 2.0 percent. This performance was below our targets and reflects the significant marketplace challenges that have evolved across our European territories. Our results for the year were negatively impacted by a continuing shift in consumer preference toward zero and lower-calorie products, weak retail trends in certain markets and the growth of deep discounters. We have a number of operating and sales initiatives in place that are designed to address these challenges, including country-specific brand and package innovation plans, organizational initiatives that will strengthen our ability to serve our customers and new marketing approaches for deep discounters.

Expense Management

The benefit of our ongoing operating expense initiatives allowed us to successfully control the growth of our underlying operating expenses during 2005. Our continued focus on managing the growth of our operating expenses created the flexibility that was needed to deal with a challenging cost environment, particularly in North America, where our bottle and can cost of sales per case increased 5.0 percent. We intend to remain diligent in our effort to manage our operating expenses and expect to realize the effectiveness and efficiency improvements of our reorganized North American operations during 2006.

Our multi-year project to redesign our business processes and implement the SAP software platform continued to progress toward our stated objectives of (1) developing standard global processes; (2) increasing information capabilities; and (3) providing system flexibility. We completed the implementation of SAP financial systems and processes in Europe during July 2005 and also implemented SAP human resources and payroll systems in North America and most of Europe during the year. During 2006, our main focus will be starting the implementation of supply chain modules and completing the implementation of human resources and payroll systems in Europe. Including the costs of our internal resources assigned to the project, we incurred $58 million in implementation costs during 2005, $35 million of which were capital costs. We expect to spend up to approximately $22 million during 2006 on this project.

2006 Outlook

During 2006, we expect to benefit from (1) another aggressive calendar of solid brand, package and category innovation; (2) balanced volume and pricing growth, particularly in North America; (3) operating improvements that have strengthened our ability to focus on our customers and the marketplace; and (4) a more moderate increase in our cost of goods. The following is a summary of the key areas of emphasis that we believe are essential to our 2006 performance:

•	First, we will continue to develop our brand portfolio in both North America and Europe. We intend to introduce a number of new brands and brand extensions that are designed to meet consumer tastes and preferences. In addition, we will have the full-year benefit of our significant 2005 product innovation. In North America, our 2006 product introductions include Black Cherry Vanilla Coca-Cola in both regular and diet; Coke Blak, a premium, coffee-flavored beverage; Dasani Sensations, a line of flavored sparkling waters; Vault, a new energy soda; and two new energy drinks, Tab Energy and Full Throttle Fury.

In Europe, we will continue to focus our marketing efforts on diet and light brands, with brand extensions such as Diet Cherry Coke, Coke light with Lime and Coke light Sango. We also have an aggressive market strategy in our sports and energy drink categories, with Sprite 3G, Burn, Aquarius Perform, Powerade Aqua Plus and Relentless.

•	Secondly, we will strive to achieve balanced volume and pricing growth. Our targeted brand, channel and package plans, coupled with the benefits of product innovation and immediate consumption growth, are the keys to achieving the balanced volume and pricing growth we are targeting.

•	Thirdly, we will strengthen our marketplace execution and customer focus. Our improved North American business model gives our field level operators the ability to focus on local marketplace execution and customer needs, while improving administrative efficiencies. During 2006, we intend to begin the process of reorganizing certain aspects of our operations in Europe in order to obtain the same improved operating effectiveness and efficiency.

We expect our overall capital spending to be approximately $1.0 billion during 2006. For North America, our goal is to achieve volume growth of approximately 1.0 to 2.0 percent and net price per case growth of approximately 2.0 to 3.0 percent. For Europe, our goals include volume growth of approximately 1.0 to 2.0 percent and net price per case growth of approximately 2.0 percent. We expect our consolidated cost of goods per case to increase approximately 2.0 to 3.0 percent during 2006, which includes (1) the impact of package mix shifts; (2) an expected decrease in PET (plastic) prices; and (3) a moderate increase in the cost of concentrate and other ingredient and packaging materials.

Operations Review

The following table presents our Consolidated Statements of Income data as a percentage of net operating revenues for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Net operating revenues	100.0%	100.0%	100.0%
Cost of sales	59.8	59.3	58.7

Gross profit	40.2	40.7	41.3
Selling, delivery and administrative expenses	32.6	32.8	32.2

Operating income	7.6	7.9	9.1
Interest expense, net	3.4	3.4	3.5
Other nonoperating (expense) income, net	0.0	0.0	0.0

Income before income taxes	4.2	4.5	5.6
Income tax expense	1.5	1.2	1.7

Net income	2.7	3.3	3.9
Preferred stock dividends	0.0	0.0	0.0

Net income applicable to common shareowners	2.7%	3.3%	3.9%

Operating Income

2005

Operating income decreased $5 million, or 0.5 percent, in 2005 to $1.4 billion. Below are the significant components of the change in our 2005 operating income (in millions; percentages rounded to the nearest  1/2 percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost and mix on gross profit	$28	2.0%
Impact of bottle and can volume on gross profit	35	2.5
Impact of bottle and can selling day shift on gross profit	(44)	(3.0)
Impact of post mix, agency and other on gross profit	(2)	(0.5)
Impact of selling, delivery and administrative expenses	(17)	(1.0)
Restructuring charges in 2005	(80)	(5.5)
Hurricane related asset write-offs in 2005	(28)	(2.0)
HFCS litigation settlement proceeds in 2005	53	3.5
Asset sale in 2005	8	0.5
New concentrate pricing structure in 2004	41	3.0
Currency exchange rate changes	—	0.0
Other changes in operating income	1	0.0

Change in operating income	$(5)	(0.5)%

2004

Operating income decreased $141 million, or 9.0 percent, in 2004 to $1.4 billion. Below are the significant components of the change in our 2004 operating income (in millions; percentages rounded to the nearest  1/2 percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost and mix on gross profit	$170	10.5%
Impact of bottle and can volume on gross profit	(122)	(7.5)
Impact of bottle and can selling day shift on gross profit	17	1.0
Impact of post mix, agency and other on gross profit	(20)	(1.5)
Impact of selling, delivery and administrative expenses	(126)	(8.0)
New concentrate pricing structure in 2004	(41)	(2.5)
Net insurance proceeds, settlement of pre-acquisition contingencies and gain on hot-fill facility in 2003	(90)	(5.5)
Currency exchange rate changes	72	4.5
Other changes in operating income	(1)	0.0

Change in operating income	$(141)	(9.0)%

Net Operating Revenues

2005

Net operating revenues increased 3.0 percent in 2005 to $18.7 billion from $18.2 billion in 2004. Our net operating revenues in 2005 were impacted by strong pricing growth in North America and increased sales of our lower-calorie beverages, water brands and energy drinks. These positive factors were offset by a continuing decline in the sale of regular soft drinks across all our territories and by significant marketplace challenges in Europe, including changing consumer preferences and the growth of deep discounters. The percentage of our 2005 net operating revenues derived from North America and Europe was 72 percent and 28 percent, respectively. Great Britain contributed approximately 46 percent and 47 percent of Europe’s net operating revenues in 2005 and 2004, respectively.

Net operating revenue per case increased 3.0 percent in 2005 versus 2004. The following table summarizes the significant components of the change in our 2005 net operating revenue per case (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	Consolidated	North America	Europe
Changes in net operating revenue per case:
Bottle and can net price per case	2.0%	3.0%	1.0%
Belgium excise tax and VAT	0.0	0.0	0.5
Customer marketing and other promotional adjustments	0.0	(0.5)	0.5
Post mix revenues, agency revenues and other revenues	0.5	1.0	0.0
Currency exchange rate changes	0.5	0.5	0.0

Change in net operating revenue per case	3.0%	4.0%	2.0%

Our bottle and can sales accounted for 90 percent of our net operating revenues during 2005. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package and the channels in which those packages are sold. To the extent we are able to increase volume in higher margin packages that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our 2005 bottle and can net pricing per case was primarily achieved with rate increases, but also reflects additional mix benefit associated with the growth of our immediate consumption business and increased sales of higher margin products, such as energy drinks.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the United States, we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative for the North American bottling system. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled approximately $2.2 billion and $1.9 billion in 2005 and 2004, respectively. These amounts are net of customer marketing accrual reductions related to prior year programs of $75 million and $71 million in 2005 and 2004, respectively. The cost of these various programs as a percentage of gross revenues was approximately 6.8 percent and 6.2 percent in 2005 and 2004, respectively. The increase in the cost of these various programs as a percentage of gross revenues was the result of increased promotional activity to help boost the sale of our products.

We frequently participate with TCCC in contractual arrangements at specific athletic venues, school districts, colleges and universities and other locations, whereby we obtain exclusive pouring or vending rights at a specific location in exchange for cash payments. We record our obligation under each contract at inception and defer and amortize the total required payments using the straight-line method over the term of the contract. At December 31, 2005, the net unamortized balance of these arrangements, included in customer distribution rights and other noncurrent assets, net on our Consolidated Balance Sheet, totaled $491 million ($1,045 million capitalized, net of $554 million in accumulated amortization). Amortization expense on these assets, included as a reduction in net operating revenues, totaled $145 million and $150 million in 2005 and 2004, respectively.

2004

Net operating revenues increased 5.0 percent in 2004 to $18.2 billion from $17.3 billion in 2003. Our 2004 net operating revenues were significantly impacted by a slow retail environment during our peak summer selling season, cool weather across our territories and a continuing decline in regular soft drink sales. These negative factors were offset by favorable currency exchange rate changes, moderate pricing increases and an increase in the demand for lower-calorie beverages. The percentage of our 2004 net operating revenues derived from North America and Europe was 71 percent and 29 percent, respectively. Great Britain contributed approximately 47 percent of Europe’s net operating revenues in 2004.

Net operating revenue per case increased 6.5 percent in 2004 versus 2003. The following table summarizes the significant components of the change in our 2004 net operating revenue per case (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	Consolidated	North America	Europe
Changes in net operating revenue per case:
Bottle and can net price per case	2.5%	3.0%	1.5%
Belgium excise tax and VAT	0.0	0.0	1.0
Post mix revenues, agency revenues and other revenues	0.5	0.0	1.0
Currency exchange rate changes	3.5	0.5	11.5

Change in net operating revenue per case	6.5%	3.5%	15.0%

Our bottle and can sales accounted for 92 percent of our net operating revenues during 2004. The increase in our 2004 bottle and can net pricing per case was the result of strong execution of revenue enhancing pricing strategies throughout North America and Europe.

The cost of various customer programs and arrangements designed to increase the sale of our products by these customers totaled approximately $1.9 billion and $1.7 billion in 2004 and 2003, respectively. These amounts were included as reductions in net operating revenues. The cost of these various programs as a percentage of gross revenues was approximately 6.2 percent in both 2004 and 2003.

Cost of Sales

2005

Cost of sales increased 4.0 percent in 2005 to $11.2 billion from $10.8 billion in 2004. Cost of sales per case increased 4.0 percent in 2005 versus 2004. The following table summarizes the significant components of the change in our 2005 cost of sales per case (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	Consolidated	North America	Europe
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	3.5%	5.0%	1.5%
Belgium excise tax and VAT	0.0	0.0	0.5
HFCS litigation settlement proceeds in 2005	(0.5)	(0.5)	0.0
New concentrate pricing structure in 2004	0.0	(0.5)	0.0
Bottle and can marketing credits and Jumpstart funding	(0.5)	(0.5)	(0.5)
Costs of post mix, agency and other revenues	1.0	1.5	0.5
Currency exchange rate changes	0.5	0.5	(0.5)

Change in cost of sales per case	4.0%	5.5%	1.5%

During 2005, the increase in our bottle and can ingredient and packaging costs was primarily the result of increases in the cost of certain materials, particularly PET (plastic) bottles, aluminum and fuel. We also experienced a moderate increase in the cost of concentrate. The increased costs we experienced in North America were due, in part, to the impact of the hurricanes.

We implemented a project in the Netherlands to transition from the production and sale of refillable PET (plastic) bottles to the production and sale of non-refillable PET (plastic) bottles. The transition commenced in 2004 and was completed in the first quarter of 2006 when we introduced the new bottles to the market. The transition has resulted in (1) accelerated depreciation for certain machinery and equipment, plastic crates and refillable plastic bottles; (2) costs for removing current production lines; (3) termination and severance costs; (4) training costs; (5) external warehousing costs; and (6) operational inefficiencies. The total of these expenses is estimated to be $19 million, net of $8 million in gains related to the sale of refillable PET (plastic) bottles and crates. We recognized $11 million and $16 million of these expenses during 2005 and 2004, respectively, and expect to record gains totaling $8 million during 2006. We expect the increased packaging flexibility to increase sales in the Netherlands by offering added variety and convenience to consumers.

2004

Cost of sales increased 6.0 percent in 2004 to $10.8 billion from $10.2 billion in 2003. Cost of sales per case increased 7.5 percent in 2004 versus 2003. The following table summarizes the significant components of the change in our 2004 cost of sales per case (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	Consolidated	North America	Europe
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	2.0%	3.0%	1.5%
Belgium excise tax and VAT	0.5	0.0	1.0
New concentrate pricing structure in 2004	0.5	0.5	0.0
Bottle and can marketing credits and Jumpstart funding	0.0	(0.5)	0.5
Costs of post mix, agency and other revenues	0.5	0.0	2.0
Currency exchange rate changes	4.0	1.0	12.0

Change in cost of sales per case	7.5%	4.0%	17.0%

The increase in our bottle and can ingredient and packaging costs in 2004 was the result of increases in the costs of certain materials, including aluminum, sweetener and PET (plastic) bottles. We also experienced a moderate increase in the cost of concentrate.

Volume

2005

The following table summarizes the change in our 2005 bottle and can volume versus 2004, as adjusted to reflect the impact of two fewer selling days in 2005 versus 2004 (no acquisitions were made in 2005 or 2004; rounded to the nearest  1/2 percent):

	Consolidated	North America	Europe
Change in volume	0.0%	0.5%	(2.5)%
Impact of selling day shift	0.5	0.5	0.5

Change in volume, adjusted for selling day shift	0.5%	1.0%	(2.0)%

North America comprised 77 percent and 76 percent of our 2005 and 2004 bottle and can volume, respectively. In both 2005 and 2004, our sales represented approximately 13 percent of the total nonalcoholic beverage sales in our North American territories and approximately 8 percent of total nonalcoholic beverage sales in our European territories.

The following table summarizes our 2005 bottle and can volume results by major brand category, as adjusted to reflect the impact of two fewer selling days in 2005 versus 2004 (no acquisitions were made in 2005 or 2004; rounded to the nearest  1/2 percent):

	Change	Percent of Total
Consolidated:
Coca-Cola Trademark	(1.5)%	61.5%
Flavors	0.5	24.0
Juices, isotonics and other	4.0	8.5
Water	21.0	6.0

Total	0.5%	100.0%

North America:
Coca-Cola Trademark	(1.5)%	59.5%
Flavors	2.5	25.0
Juices, isotonics and other	2.5	8.5
Water	24.0	7.0

Total	1.0%	100.0%

Europe:
Coca-Cola Trademark	(1.5)%	68.0%
Flavors	(6.5)	20.5
Juices, isotonics and other	9.0	9.5
Water	(4.0)	2.0

Total	(2.0)%	100.0%

During 2005, the sales volume of our Coca-Cola trademark products decreased 1.5 percent on a consolidated basis. Our regular Coca-Cola trademark products, which represented 37.0 percent of our total 2005 sales volume, decreased 3.0 percent on a consolidated basis. This decrease was primarily attributable to lower sales of Coca-Cola classic, Coca-Cola C2 and Vanilla Coke, offset partially by the sale of Coke with Lime, which was introduced during the first quarter of 2005. Our diet Coca-Cola trademark products, which represented 24.5 percent of our total 2005 sales volume, increased 1.0 percent on a consolidated basis. This increase was primarily driven by significant product innovation during the second quarter of 2005, which included the introduction of Coca-Cola Zero and Diet Coke Sweetened with Splenda. The positive impact of these new products was partially offset by a slight decrease in the sale of regular Diet Coke.

On a consolidated basis, our flavors volume increased 0.5 percent during 2005. This increase was primarily the result of higher sales of regular Fresca products, Diet Sprite Zero and diet Fanta products, offset partially by a decline in the sale of regular Sprite products. In North America, we introduced two new energy drinks, Full Throttle and Rockstar, during the first and second quarters of 2005, respectively. These products have performed above expectations and have had a positive impact on our flavors volume. In Europe, we experienced a significant decline in the sale of Fanta products, which contributed to the 6.5 percent decrease in flavors volume.

Our juices, isotonics and other volume increased 4.0 percent on a consolidated basis during 2005. This increase was primarily driven by significant volume growth in our sports drinks, Powerade and Aquarius, offset partially by a decrease in the sale of Minute Maid products. In North America, our Powerade volume was up 27.5 percent, which included the introduction of Powerade Option, a reduced calorie sports drink, during the third quarter of 2005. Our water brands continued to perform extremely well during 2005, increasing 21.0 percent on a consolidated basis. This performance was primarily the result of a significant increase in the sale of Dasani and the introduction of Dasani flavored waters beginning in the second quarter of 2005.

The overall performance of our products during 2005 continued to be impacted by trends in the marketplace, which reflect a growing consumer preference for diet and lower-calorie beverages. As a result of these trends, we continue to experience a decline in the demand for sugared soft drinks. Consumers are also demanding more beverage choices, including the desire for new brands, brand extensions, new packaging and new categories. In order to capitalize on these trends, we will continue to promote product and package innovation during 2006, particularly in our diet and light brands, water brands and sports and energy drinks.

The following table summarizes our 2005 bottle and can volume results by major package category, as adjusted to reflect the impact of two fewer selling days in 2005 versus 2004 (no acquisitions were made in 2005 or 2004; rounded to the nearest  1/2 percent):

	Change	Percent of Total
North America:
Cans	(1.0)%	60.0%
20-ounce	2.5	14.5
2-liter	(6.0)	11.0
Other	17.5	14.5

Total	1.0%	100.0%

Europe:
Cans	(1.5)%	38.0%
Multi-serve PET (1-liter and greater)	(5.0)	32.5
Single-serve PET	2.0	13.5
Other	1.0	16.0

Total	(2.0)%	100.0%

2004

The following table summarizes the change in our 2004 bottle and can volume versus 2003, as adjusted to reflect the impact of one more selling day in 2004 versus 2003 and the impact of all acquisitions completed in 2003 as if those acquisitions were completed on January 1, 2003 (no acquisitions were made in 2004; rounded to the nearest  1/2 percent):

	Consolidated	North America	Europe
Change in volume	(1.5)%	(1.0)%	(4.0)%
Impact of selling day shift	0.0	0.0	0.0
Impact of acquisitions	0.0	0.0	(0.5)

Change in volume, adjusted for selling day shift and acquisitions	(1.5)%	(1.0)%	(4.5)%

North America comprised 76 percent of our 2004 and 2003 bottle and can volume. In both 2004 and 2003, our sales represented approximately 13 percent of the total nonalcoholic beverage sales in our North American territories and approximately 8 percent of total nonalcoholic beverage sales in our European territories.

The following table summarizes our 2004 bottle and can volume results by major brand category, as adjusted to reflect the impact of one more selling day in 2004 versus 2003 and the impact of all acquisitions completed in 2003 as if those acquisitions were completed on January 1, 2003 (no acquisitions were made in 2004; rounded to the nearest  1/2 percent):

	Change	Percent of Total
Consolidated:
Coca-Cola Trademark	(1.0)%	63.0%
Flavors	(4.5)	24.0
Juices, isotonics and other	1.0	8.5
Water	(3.0)	4.5

Total	(1.5)%	100%

North America:
Coca-Cola Trademark	(0.5)%	61.0%
Flavors	(4.0)	25.0
Juices, isotonics and other	1.0	8.5
Water	10.0	5.5

Total	(1.0)%	100%

Europe:
Coca-Cola Trademark	(1.5)%	68.0%
Flavors	(4.5)	21.5
Juices, isotonics and other	0.0	8.5
Water	(52.5)	2.0

Total	(4.5)%	100%

During 2004, the sales volume of our Coca-Cola trademark products decreased 1.0 percent on a consolidated basis. This decrease was the result of a 4.0 percent decline in our regular Coca-Cola trademark products, offset partially by a 4.0 percent increase in our diet Coca-Cola trademark products. The introduction of Diet Coke with Lime, along with an increase in Diet Coke volume, contributed to the improved results of our diet Coca-Cola trademark products.

On a consolidated basis, the decrease in our flavors volume was primarily attributable to a 5.5 percent decrease in Sprite, partially offset by an increase in Fanta products. The 1.0 percent increase in juices, isotonics and other, on a consolidated basis, reflected an increase in the sale of Powerade, offset by a slight decrease in the sale of Minute Maid products and Nestea.

The performance of our water brands in North America was primarily the result of an increase in the sale of Dasani. The decrease in our water volume in Europe was driven by our discontinuing the distribution of Nestle water brands in Great Britain in anticipation of the introduction of Dasani into that market. We subsequently withdrew Dasani from the Great Britain market.

The following table summarizes our 2004 bottle and can volume results by major package category, as adjusted to reflect the impact of one more selling day in 2004 versus 2003 and the impact of all acquisitions completed in 2003 as if those acquisitions were completed on January 1, 2003 (no acquisitions were made in 2004; rounded to the nearest  1/2 percent):

	Change	Percent of Total
North America:
Cans	(2.0)%	61.5%
20-ounce	0.0	13.0
2-liter	(8.5)	12.0
Other	11.0	13.5

Total	(1.0)%	100.0%

Europe:
Cans	(3.0)%	38.0%
Multi-serve PET (1-liter and greater)	(3.0)	33.5
Single-serve PET	(11.0)	13.0
Other	(5.0)	15.5

Total	(4.5)%	100.0%

Selling, Delivery and Administrative Expenses

2005

Selling, delivery and administrative (“SD&A”) expenses increased $139 million, or 2.5 percent, to $6.1 billion in 2005. The following table summarizes the significant components of the change in our 2005 SD&A expenses (in millions; percentages rounded to the nearest  1/2 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
Administrative expenses	$(16)	(0.5)%
Delivery and merchandise expenses	35	0.5
Selling and marketing expenses	14	0.5
Restructuring charges in 2005	80	1.5
Hurricane related asset write-offs in 2005	26	0.5
Asset sale in 2005	(8)	0.0
Impact of currency exchange rate changes	24	0.5
Impact of other expenses	(16)	(0.5)

Change in SD&A expenses	$139	2.5%

SD&A expenses as a percentage of net operating revenues was 32.6 percent and 32.8 percent in 2005 and 2004, respectively. During 2005, we were able to successfully control the growth of our underlying operating expenses, as we realized cost savings associated with our ongoing operating expense initiatives. Our SD&A expenses were also impacted by the restructuring charges we recorded during the year and the asset write-offs associated with hurricane damage.

During 2005, we recorded restructuring charges totaling $80 million. These charges were primarily related to (1) workforce reductions associated with the reorganization of our North American operations; (2) changes in our executive management; and (3) the elimination of certain corporate headquarters positions. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front-line employees and our customers; and (3) will provide long-term cost savings through improved administrative and operating efficiencies. During 2006, we expect to incur additional restructuring charges in the range of $50 million to $60 million related to these activities and to reorganize certain aspects of our operations in Europe.

During 2005, we recorded charges totaling $28 million related to damage caused by Hurricanes Katrina, Rita and Wilma. These charges were primarily for (1) the write-off of damaged or destroyed fixed assets; (2) the estimated costs to retrieve and dispose of non-usable vending equipment; and (3) the loss of inventory. Approximately $26 million of the charges were included in SD&A and the remainder were recorded in cost of sales. We are self-insured up to specified limits for casualty losses, property damage and business interruption. We intend to seek recovery of amounts paid in excess of our self-insurance limits, but at this time we have not recorded any recovery amounts since we are unable to determine the ultimate outcome of these claims.

Depreciation and amortization expense totaled $1,044 million and $1,068 million during the years ended December 31, 2005 and 2004, respectively. The majority of our depreciation and amortization expense is recorded in SD&A expenses; however, a portion is recorded in cost of sales. During 2005, we completed an analysis of the useful lives used to depreciate our buildings and concluded that certain of the lives should be adjusted. Our depreciation and amortization expense would have been $1,056 million, or $12 million higher, in 2005 had we not adjusted the useful lives of these buildings.

2004

SD&A expenses increased $363 million, or 6.5 percent, to $6.0 billion in 2004. The following table summarizes the significant components of the change in our 2004 SD&A expenses (in millions; percentages rounded to the nearest  1/2 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
Administrative expenses	$37	0.5%
Delivery and merchandise expenses	40	0.5
Selling and marketing expenses	16	0.5
Net insurance proceeds and settlement of pre-acquisition contingencies in 2003	82	1.5
Currency exchange rate changes	155	3.0
Other expenses	33	0.5

Change in SD&A expenses	$363	6.5%

SD&A expenses as a percentage of net operating revenues was 32.8 percent and 32.2 percent in 2004 and 2003, respectively. The increase in SD&A expenses as a percentage of net operating revenues in 2004 versus 2003 was primarily the result of the net insurance proceeds and favorable pre-acquisition settlements in 2003.

Interest Expense

2005

Interest expense, net increased 2.5 percent in 2005 to $633 million from $619 million in 2004. During 2005, we recorded a net charge totaling $8 million resulting from the early extinguishment of certain debt obligations in conjunction with the repatriation of foreign earnings. We also experienced higher interest rates, partially offset by a lower average outstanding debt balance. At December 31, 2005, approximately 86 percent of our debt portfolio was comprised of fixed-rate debt and 14 percent was floating-rate debt. Our weighted average cost of debt was 5.7 percent in 2005 versus 5.3 percent in 2004. Our average outstanding debt balance in 2005 was $10.9 billion as compared to $11.4 billion in 2004.

2004

Interest expense, net increased 2.0 percent in 2004 to $619 million from $607 million in 2003. The 2004 increase was the result of higher interest rates and currency exchange rate changes, partially offset by a lower average outstanding debt balance. At December 31, 2004, approximately 74 percent of our debt portfolio was comprised of fixed-rate debt and 26 percent was floating-rate debt. Our weighted average cost of debt was 5.3 percent in 2004 versus 5.1 percent in 2003. Our average outstanding debt balance in 2004 was $11.4 billion as compared to $12.1 billion in 2003.

Income Tax Expense

2005

Our effective tax rate was 35 percent and 27 percent for 2005 and 2004, respectively. Our 2005 rate includes (1) a $128 million (16 percentage point increase in our effective tax rate) income tax provision related to the repatriation of foreign earnings; (2) a $40 million (5 percentage point decrease in our effective tax rate) tax benefit, primarily for state tax rate changes; and (3) a $27 million (3 percentage point decrease in our effective tax rate) tax benefit related to the revaluation of various income tax obligations. Our 2004 rate includes tax rate reductions totaling $20 million (2 percentage point decrease in our effective rate) due to the benefit of favorable tax rate changes, primarily in Europe.

2004

Our effective tax rate was 27 percent and 30 percent for 2004 and 2003, respectively. These rates include tax rate reductions totaling $20 million (2 percentage point decrease in our effective tax rate) and $8 million (1 percentage point decrease in our effective rate) for 2004 and 2003, respectively. Our 2004 tax rate reductions were due to the benefit of favorable tax rate changes, primarily in Europe. Our 2003 tax rate reductions resulted from the revaluation of various income tax obligations of approximately $25 million (3 percentage point decrease in our effective tax rate) and other tax adjustments of $6 million (1 percentage point decrease in our effective tax rate), offset by the unfavorable impact of provincial tax rate changes in Canada totaling approximately $23 million (2 percentage point increase in our effective tax rate).

Relationship With The Coca-Cola Company

We are a marketer, producer and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 36 percent of our outstanding shares as of December 31, 2005. Our relationship with TCCC has a great impact on our success. Our collaborative efforts will continue to be beneficial to us as we work to create new brands, to market our products more effectively, to find ways to profitably grow the entire Coca-Cola business on a sustainable basis and to make our system more efficient.

For information about our transactions with TCCC during the years ended December 31, 2005, 2004 and 2003, refer to Note 3 of the Notes to Consolidated Financial Statements.

Liquidity And Cash Flow Review

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

The following table summarizes our availability under debt and credit facilities as of December 31, 2005 and 2004 (in millions):

	At December 31,
	2005	2004
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities(A)	$2,890	$2,863
Amounts available under public debt facilities(B):
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program(C)	1,557	2,135
Canadian medium-term note program(D)	—	1,664

Total amounts available under public debt facilities	4,778	7,020

Total amounts available	$7,668	$9,883

(A)	At December 31, 2005 and 2004, we had $172 million and $209 million, respectively, of short-term borrowings outstanding under our committed international credit facilities. Our primary committed domestic credit facility was established in August 2004 and combined four previously separate credit facilities into a single facility that matures in 2009. This $2.5 billion revolving credit facility is with a syndicate of 26 banks and serves as a backstop to our various commercial paper programs and for general corporate borrowing purposes. There were no outstanding borrowings under this facility as of December 31, 2005 or 2004.

(B)	Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

(C)	In October 2005, we increased the amount available for borrowing under our Euro medium-term note program by $500 million. In December 2005, we issued approximately $1.1 billion in notes under this program. These notes were issued in conjunction with repatriation of foreign earnings that occurred in December 2005. For additional information about the repatriation, refer to Note 10 of the Notes to Consolidated Financial Statements.

(D)	In July 2005, our Canadian medium-term note program expired as scheduled. We did not renew this program.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings and various lines of credit. At December 31, 2005 and 2004, we had approximately $593 million and $1.2 billion, respectively, outstanding in commercial paper. During 2006, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and short-term credit facilities with operating cash flow and intend to refinance the remaining outstanding borrowings. As shown in the preceding table, at December 31, 2005, we had approximately $2.9 billion available for borrowing under committed domestic and international credit facilities.

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

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of December 31, 2005. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

2005

Our principal sources of cash consisted of those derived from operations of $1.6 billion, proceeds from the issuance of debt aggregating $1.5 billion, proceeds from the settlement of our interest rate swap agreements totaling $46 million and proceeds from the disposal of capital assets totaling $48 million. Our primary uses of cash were for debt payments of $1.8 billion, net payments on commercial paper of $599 million, dividend payments totaling $76 million and capital asset investments of $914 million.

2004

Our principal sources of cash consisted of those derived from operations of $1.6 billion, proceeds from the issuance of debt aggregating $558 million and proceeds from the exercise of employee share options totaling $181 million. Our primary uses of cash were for debt payments of $1.3 billion, dividend payments totaling $76 million and capital asset investments of $946 million.

Operating Activities

2005

Our net cash derived from operating activities increased $16 million in 2005 to $1.6 billion. This increase was primarily driven by favorable changes in our assets and liabilities, offset by a decrease in our net income. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

2004

Our net cash derived from operating activities decreased $182 million in 2004 to $1.6 billion from $1.8 billion in 2003. This decrease was primarily the result of lower net income and a smaller change in our deferred income taxes.

Investing Activities

2005

Our capital asset investments decreased $32 million in 2005 to $914 million and represented the principal use of cash for investing activities. Our 2005 capital asset investments included approximately (1) $409 million for operational infrastructure improvements; (2) $287 million for cold drink equipment; (3) $79 million for fleet purchases; and (4) $139 million for information technology and other capital investments. Our proceeds from the disposal of capital assets totaled $48 million in 2005 as compared to $24 million in 2004.

2004

Our capital asset investments decreased $153 million in 2004 to $946 million and represented the principal use of cash for investing activities. Our 2004 capital asset investments included approximately (1) $380 million for operational infrastructure improvements; (2) $330 million for cold drink equipment; (3) $95 million for fleet purchases; and (4) $141 million for information technology and other capital investments. Our proceeds from the disposal of capital assets totaled $24 million in 2004 as compared to $95 million in 2003.

Financing Activities

2005

Our net cash used in financing activities increased $172 million in 2005 to $804 million from $632 million in 2004. The following table summarizes our issuances of debt, payments on debt and our net payments on commercial paper for the year ended December 31, 2005 (in millions):

Issuances of Debt	Maturity Date	Rate		Amount
550 million Euro note(A)	June 2007	—	(B)	$651
350 million Euro note(A)	December 2008	3.125%		414
British revolving credit facilities	Uncommitted	—	(B)	180
French revolving credit facilities	Uncommitted	—	(B)	283
Other issuances	—	—		13

Total issuances of debt				$1,541

Payments on Debt	Maturity Date	Rate		Amount
$500 million U.S. dollar note(C)	May 2007	5.25%		$(505)
$300 million U.S. dollar note(C)	September 2009	7.125%		(183)
$550 million U.S. dollar note(C)	August 2011	6.125%		(279)
$250 million U.S. dollar note	January 2005	8.00%		(250)
French revolving credit facilities	Uncommitted	—	(B)	(308)
British revolving credit facilities	Uncommitted	—	(B)	(151)
Other payments	—	—		(80)

Total payments on debt, excluding commercial paper				(1,756)
Net payments on commercial paper				(599)

Total payments on debt				$(2,355)

(A)	These notes were issued in conjunction with the repatriation of foreign earnings that occurred in December 2005. For additional information about the repatriation, refer to Note 10 of the Notes to Consolidated Financial Statements.

(B)	These credit facilities and notes carry variable interest rates.

(C)	These notes were extinguished or partially extinguished in conjunction with the repatriation of foreign earnings that occurred in December 2005. As a result of these extinguishments, we recorded a net loss of $8 million ($5 million net of tax), which is included in interest expense, net on our Consolidated Statement of Operations.

During 2005 and 2004, we paid a quarterly dividend of $0.04 per common share. In December 2005, our Board of Directors approved a 50 percent increase in our quarterly dividend to $0.06 per common share beginning in the first quarter of 2006. Dividends are declared at the discretion of our Board of Directors.

For additional information about these financing activities, refer to Note 6 of the Notes to Consolidated Financial Statements.

2004

Our net cash used in financing activities decreased $144 million in 2004 to $632 million from $776 million in 2003. The following table summarizes our issuances of debt, payments on debt and our net issuance of commercial paper for the year ended December 31, 2004 (in millions):

Issuances of Debt	Maturity Date	Rate		Amount
British revolving credit facilities	Uncommitted	—	(A)	$187
French revolving credit facilities	Uncommitted	—	(A)	173
Other issuances	—	—		26

Total issuances of debt, excluding commercial paper				386
Net issuances of commercial paper				172

Total issuances of debt				$558

Payments on Debt	Maturity Date	Rate		Amount
$350 million Canadian dollar note	March 2004	5.65%		$(266)
$500 million U.S. dollar note	April 2004	—	(A)	(500)
$60 million Canadian dollar note	May 2004	—	(A)	(44)
$200 million U.S. dollar note	August 2004	6.625%		(200)
French revolving credit facilities	Uncommitted	—	(A)	(135)
British revolving credit facilities	Uncommitted	—	(A)	(103)
Other payments	—	—		(47)

Total payments on debt				$(1,295)

(A)	These credit facilities and notes carry variable interest rates.

Financial Position

Assets

2005

Trade accounts receivable decreased $82 million, or 4.5 percent, to $1.8 billion at December 31, 2005. This decrease was primarily the result of currency exchange rate changes and a decrease in our average days sales outstanding, offset partially by the termination of our sale of accounts receivable program in January 2005. At December 31, 2004, approximately $58 million of our accounts receivable were sold under this program.

Inventories increased $23 million, or 3.0 percent, to $786 million at December 31, 2005 from $763 million at December 31, 2004. This increase was primarily the result of higher cost of goods on hand, offset partially by lower levels of inventory and currency exchange rate changes.

2004

Trade accounts receivable increased $142 million, or 8.0 percent, to $1.9 billion at December 31, 2004 from $1.7 billion at December 31, 2003. Inventories increased $38 million, or 5.0 percent, to $763 million at December 31, 2004 from $725 million at December 31, 2003. These increases were primarily the result of currency exchange rate changes.

Liabilities and Shareowners’ Equity

2005

Accounts payable and accrued expenses decreased $69 million to $2.6 billion at December 31, 2005. This decrease was primarily the result of currency exchange rate changes, offset partially by an increase in our accrued taxes related to the repatriation.

Amounts payable to TCCC increased $89 million to $180 million at December 31, 2005 from $91 million at December 31, 2004. Our balance payable to TCCC was higher due to the timing of payments, including those related to CTM programs.

Our total debt decreased $1.0 billion to $10.1 billion at December 31, 2005 from $11.1 billion at December 31, 2004. This decrease was the result of cash repayments on debt exceeding new debt issuances by approximately $814 million and a $208 million decrease resulting from currency exchange rate changes.

In 2005, currency exchange rate changes resulted in a net loss recognized in comprehensive income of $249 million. This amount consisted of a $303 million loss in foreign currency translation adjustments offset by the impact of net investment hedges of $54 million.

2004

Amounts payable to TCCC increased to $91 million at December 31, 2004 from a receivable of $37 million at December 31, 2003. Our balance payable to TCCC increased primarily due to netting a significant portion of our funding from TCCC against the price we pay TCCC for concentrate.

Our total debt decreased $516 million to $11.1 billion at December 31, 2004 from $11.6 billion at December 31, 2003. This decrease was the result of cash repayments on debt exceeding new debt issuances by approximately $737 million, offset partially by a $181 million increase resulting from currency exchange rate changes and a $40 million increase from other debt related changes.

In 2004, currency exchange rate changes resulted in a net gain recognized in comprehensive income of $277 million. This amount consisted of the benefit of approximately $305 million in foreign currency translation adjustments offset by the impact of net investment hedges of $28 million.

Contractual Obligations and Other Commercial Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2005 (in millions):

	Payments due by Period
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Debt, excluding capital leases(A)	$924	$1,012	$1,274	$1,620	$250	$4,897	$9,977
Capital leases(B)	20	17	15	15	14	51	132
Operating leases(C)	100	87	79	74	68	187	595
Purchase agreements(D)	972	899	913	—	—	—	2,784
Customer contract arrangements(E)	150	81	56	34	20	30	371
Other purchase obligations(F)	129	15	7	—	—	—	151

Total contractual obligations	$2,295	$2,111	$2,344	$1,743	$352	$5,165	$14,010

	Amount of Commitment Expiration by Period
Other Commercial Commitments	2006	2007	2008	2009	2010	Thereafter	Total
Affiliate guarantees(G)	$49	$6	$10	$10	$16	$146	$237
Standby letters of credit(H)	408	2	—	—	—	—	410

Total commercial commitments	$457	$8	$10	$10	$16	$146	$647

(A)	These amounts represent our debt maturities, as adjusted to reflect the long-term classification of certain of our borrowings due in the next 12 months, as a result of our intent and ability to refinance these borrowings. These amounts exclude contractually required interest payments. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

(B)	These amounts represent our minimum capital lease payments, net of interest payments totaling $19 million. For additional information about our capital leases, refer to Note 6 of the Notes to Consolidated Financial Statements.

(C)	These amounts represent our minimum operating lease payments due under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2005. For additional information about our operating leases, refer to Note 7 of the Notes to Consolidated Financial Statements.

(D)	These amounts represent non-cancelable purchase agreements with various suppliers, primarily for cans, that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria.

(E)	These amounts represent our obligation under customer contract arrangements for pouring or vending rights in specific athletic venues, school districts or other locations. For additional information about these arrangements, refer to Note 1 of the Notes to Consolidated Financial Statements.

(F)	These amounts represent outstanding purchase obligations primarily related to capital expenditures. We have not included amounts related to our requirement to purchase and place specified numbers of venders/coolers or cold drink equipment each year through 2010 under our Jumpstart Programs with TCCC. We are unable to estimate these amounts due to the varying costs for equipment placements. For additional information about our Jumpstart Programs, refer to Note 3 of the Notes to Consolidated Financial Statements.

(G)	We guarantee debt and other obligations of certain third parties. In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest. At December 31, 2005, the maximum amount of our guarantee was $262 million, of which $237 million was outstanding. For additional information about these affiliate guarantees, refer to Note 8 of the Notes to Consolidated Financial Statements.

(H)	We had letters of credit outstanding totaling $410 million at December 31, 2005, primarily for self-insurance programs. For additional information about these letters of credit, refer to Note 8 of the Notes to Consolidated Financial Statements.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension and other postretirement benefit plans for the years ended December 31, 2005 and 2004, as well as our projected contributions for the year ending December 31, 2006 (in millions):

	Actual		Projected
	2005	2004	2006
Pension – U.S.	$204	$229	$145
Pension – Foreign	70	37	71
Other Postretirement	22	22	21

Total contributions	$296	$288	$237

We fund our U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 90 percent current liability funded status. At January 1, 2005, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected current liability funded status equal to or greater than 90 percent. Our primary Canadian plan does not require contributions at this time. Contributions to our primary Great Britain plan are based on a percentage of employees’ pay.

For additional information about our pension and other postretirement benefit plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have identified the manufacturing cooperatives and the purchasing cooperative in which we participate as variable interest entities (“VIEs”). At December 31, 2005, our variable interests in these cooperatives included an equity investment in each of the entities and certain debt guarantees. Our maximum exposure as a result of our involvement in these cooperatives is approximately $260 million, including our equity investments and debt guarantees. The largest of these cooperatives, of which we have determined we are not the primary beneficiary, represents greater than 95 percent of our maximum exposure. For additional information about these entities, refer to Note 8 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

We make judgmental decisions and estimates with underlying assumptions when applying accounting principles to prepare our Consolidated Financial Statements. Certain critical accounting policies requiring significant judgments, estimates and assumptions are detailed below. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made and (2) changes to the estimate or different estimates, that could have reasonably been used, would have materially changed our Consolidated Financial Statements. The development and selection of these critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.

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

Impairment Testing of Goodwill and Franchise License Intangible Assets

We perform annual impairment tests of our goodwill and franchise license intangible assets at the North American and European group levels, which are our reporting units. Our franchise license agreements contain performance requirements and convey to us the rights to distribute and sell products of the licensor within specified territories. Our domestic cola franchise license agreements with TCCC do not expire, reflecting a long and ongoing relationship. Our agreements with TCCC covering our United States non-cola, European and Canadian operations are renewable periodically. TCCC does not grant perpetual franchise license intangible rights outside the United States; however, these agreements can be renewed for additional terms with minimal cost. We believe and expect that these and other renewable licensor agreements will be renewed at each expiration date. We have never had a franchise license agreement with TCCC be terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term. After evaluating the renewal provisions and our mutually beneficial relationship with TCCC, we have assigned indefinite lives to all of our franchise license intangible assets.

The fair values calculated in our annual impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated growth rates by geographic region, our long-term anticipated growth rate, the discount rate and estimates of capital charges for our franchise license intangible assets. In performing our 2005 impairment tests, the following critical assumptions were used in determining the fair values of our goodwill and franchise license intangible assets: (1) projected long-term operating income growth of approximately 4.0 percent to 5.0 percent; (2) projected long-term growth of 2.5 percent for determining terminal value; and (3) an average discount rate of 7.6 percent, representing our targeted weighted average cost of capital (“WACC”). These and other assumptions were impacted by the current economic environment and our current expectations, which could change in the future based on period specific facts and circumstances. Factors inherent in determining our WACC were (1) the value of our common stock; (2) the volatility of our common stock; (3) our interest costs on debt and debt market conditions; and (4) the amounts and relationships of our debt and equity capital.

We have estimated that the fair value of our North American franchise license intangible assets exceed their carrying amount by approximately 7 percent. Therefore, if the estimated value of these rights declined greater than this amount, we would need to record an impairment charge for these assets. The estimated fair value of our European franchise license intangible assets substantially exceeded their carrying amount.

For additional information about our accounting policies related to goodwill and franchise license intangible assets, refer to Note 1 of the Notes to Consolidated Financial Statements.

Pension Plan Valuations

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. In determining our pension plan liabilities and related pension expense under Statement of Financial Accounting Standards (“SFAS”) No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), critical assumptions are made. We believe the most critical of these assumptions are the discount rate and the expected long-term return on assets (“EROA”). Other assumptions we make are related to employee demographic factors such as rate of compensation increases, mortality rates, retirement patterns and turnover rates.

We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. Decreasing our discount rate (5.8 percent for the year ended December 31, 2005) by 0.5 percent would have increased our 2005 pension expense by approximately $32 million.

The EROA is based on long-term expectations given current investment objectives and historical results. We utilize a combination of active and passive fund management of pension plan assets in order to maximize pension returns within established risk parameters. We periodically revise asset allocations, where appropriate, to improve returns and/or manage risk. Pension expense in 2005 would have increased by approximately $10 million had the EROA been 0.5 percent lower than that used (8.3 percent for the year ended December 31, 2005).

We utilize the five-year asset smoothing technique under SFAS 87 to recognize market gains and losses for plans representing 85 percent of our North American assets. Pension expense in 2006 will be $9 million higher as compared to 2005 as a result of recognizing a portion of previously deferred losses.

As a result of asset losses and the decline of discount rates in recent years, our unrecognized losses now exceed the defined corridor of losses prescribed in SFAS 87. This causes our pension expense to be higher, since the excess losses must be amortized to expense until such time as, for example, increases in asset values and/or discount rates result in a reduction in unrecognized losses to a point where they do not exceed the defined corridor. Our 2005 pension expense was approximately $15 million higher than our 2004 pension expense and we expect our 2006 pension expense to be approximately $12 million higher than our 2005 expense as a result of the amortization of our excess losses. Unrecognized losses, net of gains, totaling $990 million were deferred through December 31, 2005.

For additional information about our pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Tax Accounting

We recognize valuation allowances on tax carryforwards when we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. Deferred tax assets associated with net operating loss and tax credit carryforwards totaled $384 million at December 31, 2005. Of this amount, approximately $378 million is associated with U.S. federal and state carryforwards and $6 million is associated with Canadian carryforwards. We believe the majority of our deferred tax assets will be realized because of the reversal of certain significant timing differences and anticipated future taxable income from operations. However, valuation allowances of approximately $74 million have been provided against a portion of our U.S. state carryforwards.

For additional information about our income taxes and tax accounting, refer to Note 10 of the Notes to Consolidated Financial Statements.

Cold Drink Equipment Placement Funding

We participate in programs with TCCC designed to promote the placement of cold drink equipment (“Jumpstart Programs”). We recognize the majority of support payments received from TCCC under the Jumpstart Programs as we place cold drink equipment. A small portion of the support payments are recognized on a straight-line basis over the 12-year period beginning after equipment is placed. Approximately $500 is recognized for each unit of equipment that is placed per year. Our principal requirement under these programs is the placement of equipment. If, for example, we are unable to place 10,000 units of equipment projected to be placed in a given year, we would reduce our recognition in income of deferred cash receipts from TCCC by $5 million in that year. Should we not satisfy certain provisions of the programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to seek a partial refund. No refunds of amounts previously earned have ever been paid under the programs and we believe the probability of a partial refund of amounts previously earned under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs that could potentially result in a refund of amounts previously earned. At December 31, 2005, $324 million in support payments were deferred under the Jumpstart Programs.

We believe the two most critical assumptions related to the accounting for these programs are (1) the probability of our compliance with the placement requirements, as amended, of the programs and (2) the probability of TCCC asserting their refund rights. For additional information about our Jumpstart Programs, refer to Note 3 of the Notes to Consolidated Financial Statements.

Marketing Programs and Sales Incentives with Customers

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the United States, we participate in CTM programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative for the North American bottling system. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The costs of all these various programs, included as a reduction in net operating revenues, totaled approximately $2.2 billion, $1.9 billion and $1.7 billion in 2005, 2004 and 2003, respectively. These amounts are net of customer marketing accrual reductions related to prior year programs of $75 million and $71 million in 2005 and 2004, respectively.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based upon expected customer performance and estimated sales volume. These estimates are determined using historical customer experience and other factors, which require significant judgment. Actual amounts paid can differ from these estimates.

Current Trends And Uncertainties

Interest Rate, Currency and Commodity Price Risk Management

Interest Rates

Interest rate risk is present with both fixed and floating rate debt. We are exposed to interest rate risk in international currencies because of our intent to finance the purchase and cash flow requirements of our international subsidiaries with local borrowings. Interest rates in these markets typically differ from those in the United States. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt profile. At December 31, 2005, approximately 86 percent of our debt portfolio was comprised of fixed-rate debt and 14 percent was floating-rate debt. We did not have any outstanding interest rate swap agreements as of December 31, 2005.

Interest rate swap agreements generally involve exchanges of interest payments based on fixed and floating interest rates without exchanges of underlying face (notional) amounts of the designated hedges. We continually evaluate the credit quality of counterparties to interest rate swap agreements and other risk management instruments.

A one percent change in the interest costs of floating rate debt outstanding at December 31, 2005 would change interest expense on an annual basis by approximately $12 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other possible occurrences such as actions to mitigate this risk or changes in our financial structure.

Foreign Currency Exchange Rates

Our European operations represented approximately 28 percent of our consolidated net operating revenues during 2005 and approximately 24 percent of our consolidated long-lived assets at December 31, 2005. Our Canadian operations represented approximately 6 percent of our consolidated net operating revenues during 2005 and approximately 9 percent of our consolidated long-lived assets at December 31, 2005. We are exposed to translation risk because our operations in Canada and Europe are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of the income statements of international businesses into U.S. dollars affects the comparability of revenues and expenses between years. We hedge a portion of our net investments in international subsidiaries with foreign currency denominated debt at the parent company level. Our revenues are denominated in each international subsidiary’s local currency; thus, we are not exposed to currency transaction risk on our revenues. We are exposed to currency transaction risk on certain purchases of raw materials and certain obligations of our international subsidiaries.

We currently use currency forward agreements and option contracts to hedge a certain portion of the aforementioned raw material purchases. These forward agreements and option contracts are scheduled to expire in 2006. For the years ended December 31, 2005, 2004 and 2003, the result of a hypothetical 10 percent adverse movement in foreign exchange rates applied to the hedging agreements and underlying exposures would not have had a material effect on our Consolidated Financial Statements.

Commodity Price Risk

We are subject to market risk with respect to commodities because our ability to recover increased costs through higher pricing may be limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through the use of pricing agreements, which enable us to establish the purchase prices for certain commodities within a defined range. During 2005, 2004 and 2003, we did not use derivative financial instruments to manage this risk. We are in the process of reviewing the possibility of using derivative financial instruments to manage the risk associated with our purchases of certain commodities during 2006.

Contingencies

For information about our contingencies, including outstanding legal cases, refer to Note 8 of the Notes to Consolidated Financial Statements.

Workforce

At December 31, 2005, we had approximately 73,000 employees, including 11,000 in Europe. Approximately 18,150 of our employees in North America are covered by collective bargaining agreements in 169 different employee units and approximately 8,600 of our employees in Europe are covered by local agreements. These bargaining agreements expire at various dates over the next seven years, including some in 2006. We believe that we will be able to renegotiate subsequent agreements on satisfactory terms.

Recently Issued Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25 and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee share options, to be recognized as employee compensation expense in the income statement. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and requires one of two transition methods to be applied. We are in the process of determining which transition method we will apply. Refer to Note 1 of the Notes to Consolidated Financial Statements for the proforma effect of recording our share-based compensation plans under the fair value method of SFAS 123 and Note 11 of the Notes to Consolidated Financial Statements for additional information about our share-based compensation plans.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective January 1, 2006 and is not expected to have a material impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “CURRENT TRENDS AND UNCERTAINTIES — Interest Rate, Currency and Commodity Risk Management” in ITEM 7 (above).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2005. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005.

Audit Committee’s Responsibility

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of our independent registered public accounting firm and approves decisions regarding the appointment or removal of our Vice President, Internal Audit. It meets periodically with management, the independent registered public accounting firm and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company in addition to reviewing the Company’s financial reports. Our independent registered public accounting firm and our internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

/S/ LOWRY F. KLINE
Chairman and Chief Executive Officer

/S/ WILLIAM W. DOUGLAS III
Senior Vice President and Chief Financial Officer

/S/ CHARLES D. LISCHER
Vice President, Controller and Chief Accounting Officer

Atlanta, Georgia

February 16, 2006

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareowners of Coca-Cola Enterprises Inc.

We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coca-Cola Enterprises Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 16, 2006

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareowners of Coca-Cola Enterprises Inc.

We have audited management’s assessment, included in the Internal Control Over Financial Reporting section of the accompanying Report of Management, that Coca-Cola Enterprises Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coca-Cola Enterprises Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Coca-Cola Enterprises Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Coca-Cola Enterprises Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coca-Cola Enterprises Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 16, 2006

Coca-Cola Enterprises Inc.

Consolidated Statements of Income

	Year ended December 31,
(in millions, except per share data)	2005	2004	2003
Net operating revenues	$18,706	$18,158	$17,330
Cost of sales	11,185	10,771	10,165

Gross profit	7,521	7,387	7,165
Selling, delivery and administrative expenses	6,090	5,951	5,588

Operating income	1,431	1,436	1,577
Interest expense, net	633	619	607
Other nonoperating (expense) income, net	(8)	1	2

Income before income taxes	790	818	972
Income tax expense	276	222	296

Net income	514	596	676
Preferred stock dividends	—	—	2

Net income applicable to common shareowners	$514	$596	$674

Basic net income per share applicable to common shareowners	$1.09	$1.28	$1.48

Diluted net income per share applicable to common shareowners	$1.08	$1.26	$1.46

Dividends declared per share applicable to common shareowners	$0.22	$0.16	$0.16

Basic weighted average common shares outstanding	471	465	454

Diluted weighted average common shares outstanding	476	473	461

Income (expense) from transactions with The Coca-Cola Company – Note 3:
Net operating revenues	$574	$547	$475
Cost of sales	(4,926)	(4,906)	(4,475)
Selling, delivery and administrative expenses	41	(5)	23

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2005	2004
ASSETS
Current:
Cash and cash equivalents	$107	$155
Trade accounts receivable, less allowances of $40 and $43, respectively	1,802	1,884
Inventories	786	763
Current deferred income tax assets	313	196
Prepaid expenses and other current assets	387	373

Total current assets	3,395	3,371
Property, plant and equipment, net	6,560	6,913
Goodwill	578	578
Franchise license intangible assets, net	13,832	14,517
Customer distribution rights and other noncurrent assets, net	992	1,082

Total assets	$25,357	$26,461

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,639	$2,708
Amounts payable to The Coca-Cola Company, net	180	91
Deferred cash receipts from The Coca-Cola Company	83	45
Current portion of debt	944	607

Total current liabilities	3,846	3,451
Debt, less current portion	9,165	10,523
Retirement and insurance programs and other long-term obligations	1,309	1,406
Deferred cash receipts from The Coca-Cola Company, less current	246	331
Long-term deferred income tax liabilities	5,106	5,338
Amounts payable to The Coca-Cola Company	42	34

Total liabilities	19,714	21,083

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 481,827,242 and 477,331,329 shares, respectively	482	477
Additional paid-in-capital	2,943	2,860
Reinvested earnings	2,170	1,761
Accumulated other comprehensive income	162	390
Common stock in treasury, at cost – 8,031,660 and 7,680,398 shares, respectively	(114)	(110)

Total shareowners’ equity	5,643	5,378

Total liabilities and shareowners’ equity	$25,357	$26,461

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(in millions)	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$514	$596	$676
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	1,044	1,068	1,022
Net change in customer distribution rights	29	18	61
Share-based compensation expense	30	23	13
Deferred funding income from The Coca-Cola Company	(47)	(50)	(72)
Deferred income tax expense	78	124	237
Pension expense less than retirement plan contributions	(91)	(113)	(107)
Changes in assets and liabilities, net of acquisition amounts:
Trade accounts and other receivables	(30)	(21)	75
Inventories	(48)	(2)	35
Prepaid expenses and other assets	(26)	29	(106)
Accounts payable and accrued expenses	264	57	69
Other changes, net	(86)	(114)	(106)

Net cash derived from operating activities	1,631	1,615	1,797

Cash Flows From Investing Activities:
Capital asset investments	(914)	(946)	(1,099)
Capital asset disposals, $9 million and $58 million from The Coca-Cola Company in 2005 and 2003, respectively	48	24	95
Acquisitions of bottling operations, net of cash acquired	—	—	(13)

Net cash used in investing activities	(866)	(922)	(1,017)

Cash Flows From Financing Activities:
(Decrease) increase in commercial paper, net	(599)	172	(817)
Issuances of debt	1,541	386	913
Payments on debt	(1,756)	(1,295)	(857)
Dividend payments on common and preferred stock	(76)	(76)	(74)
Exercise of employee share options	40	181	30
Interest rate swap settlements	46	—	29

Net cash used in financing activities	(804)	(632)	(776)

Net effect of currency exchange rate changes on cash and cash equivalents	(9)	14	8

Net Change In Cash and Cash Equivalents	(48)	75	12
Cash and Cash Equivalents At Beginning of Year	155	80	68

Cash and Cash Equivalents At End of Year	$107	$155	$80

Supplemental Noncash Investing And Financing Activities:
Acquisitions of bottling operations:
Fair value of assets acquired	$—	$—	$27
Debt issued and assumed	—	—	(3)
Other liabilities assumed	—	—	(11)

Cash paid, net of cash acquired	—	—	13

Capital lease additions	36	53	18
Interest paid, net of amounts capitalized	630	583	609
Income taxes paid (refunded), net	137	108	(1)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Consolidated Statements of Shareowners’ Equity

	Year ended December 31,
(in millions)	2005	2004	2003
Preferred Stock:
Balance at beginning of year	$—	$—	$37
Conversion of preferred stock to common stock	—	—	(37)

Balance at end of year	—	—	—

Common Stock:
Balance at beginning of year	477	462	458
Exercise of employee share options	3	13	3
Deferred compensation plans	—	1	—
Issuance of share-based compensation awards	2	1	1

Balance at end of year	482	477	462

Additional Paid-in Capital:
Balance at beginning of year	2,860	2,611	2,581
Issuance of share-based compensation awards	46	32	29
Unamortized cost of share-based compensation awards	(48)	(33)	(30)
Deferred compensation plans	(3)	21	(6)
Expense related to share-based compensation awards	30	23	13
Exercise of employee share options	37	168	25
Tax benefit from share-based compensation awards	17	37	9
Conversion of preferred stock to common stock	—	—	(9)
Other changes	4	1	(1)

Balance at end of year	2,943	2,860	2,611

Reinvested Earnings:
Balance at beginning of year	1,761	1,241	639
Dividends declared on common stock	(105)	(76)	(72)
Dividends on preferred stock	—	—	(2)
Net income	514	596	676

Balance at end of year	2,170	1,761	1,241

Accumulated Other Comprehensive Income:
Balance at beginning of year	390	133	(236)
Currency translations	(303)	305	572
Net investment hedges	54	(28)	(86)
Minimum pension liability adjustments	23	(23)	(106)
Other changes, net	(2)	3	(11)

Net other comprehensive income adjustments, net of taxes	(228)	257	369

Balance at end of year	162	390	133

Treasury Stock:
Balance at beginning of year	(110)	(82)	(132)
Deferred compensation plans	3	(22)	4
Conversion of preferred stock to common stock	—	—	46
Other changes	(7)	(6)	—

Balance at end of year	(114)	(110)	(82)

Total Shareowners’ Equity	$5,643	$5,378	$4,365

Comprehensive Income:
Net income	$514	$596	$676
Net other comprehensive income adjustments	(228)	257	369

Total comprehensive income	$286	$853	$1,045

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements

Note 1

SIGNIFICANT ACCOUNTING POLICIES

The Company’s Business

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our” or “us”) is the world’s largest marketer, producer and distributor of bottle and can nonalcoholic beverages. We market, produce and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States, the District of Columbia, the United States Virgin Islands and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco and the Netherlands (collectively referred to as “Europe”).

Basis of Presentation

Our Consolidated Financial Statements include the accounts of CCE and our majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. Our fiscal year ends on December 31. For interim quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period. There were two fewer selling days in 2005 versus 2004 and one more selling day in 2004 versus 2003.

Use of Estimates

Our Consolidated Financial Statements and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles and include estimates and assumptions made by management that affect reported amounts. Actual results could differ materially from those estimates.

Reclassifications

We have reclassified certain amounts in our prior years’ Consolidated Financial Statements to conform to our current presentation.

Revenue Recognition

We recognize net operating revenues from the sale of our products when we deliver the products to our customers and in the case of full service vending, when we collect cash from vending machines. We earn service revenues for equipment maintenance and production when services are completed.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in cost of sales on our Consolidated Statements of Income. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in selling, delivery and administrative (“SD&A”) expenses on our Consolidated Statements of Income and totaled approximately $1.6 billion in 2005, 2004 and 2003. Our customers do not pay us separately for shipping and handling costs.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments purchased with maturity dates of less than three months. The fair value of our cash and cash equivalents approximate the amounts shown in our Consolidated Balance Sheets due to their short-term nature.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Credit Risk and Trade Accounts Receivable Allowance

We sell our products to retailers, wholesalers and other customers and extend credit, generally without requiring collateral, based on our evaluation of the customer’s financial condition. While we have a concentration of credit risk in the retail sector, this risk is mitigated due to our large number of geographically dispersed customers. Potential losses on receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. We carry our trade accounts receivable at net realizable value. Typically, our accounts receivable are collected in less than 40 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; (2) analyzing our history of sales adjustments; and (3) reviewing our high-risk customers. Past due receivable balances are written-off when our internal collection efforts have been unsuccessful in collecting the amount due.

Sale of Accounts Receivable

During January 2005, we terminated an agreement in Canada whereby designated revolving pools of accounts receivable were sold with recourse at a discount to a Canadian special purpose trust. Upon termination, we classified the related remittance of customer cash receipts to the special purpose trust as a reduction in cash flows from operations on our Consolidated Statement of Cash Flows. At December 31, 2004, approximately $58 million of receivables were sold under this agreement. We accounted for this agreement as a sale and, therefore, excluded the sold receivables from our Consolidated Balance Sheet. We retained collection and administrative responsibilities for the accounts receivable sold. Our liability to service the receivables sold was indistinguishable from other collection responsibilities and was not separately recorded as a liability. Our recourse liability was limited to the requirement to repurchase any balance that ceased to be a part of the designated pool.

Inventories

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method.

The following table summarizes our inventories as of December 31, 2005 and 2004 (in millions):

	2005	2004
Finished goods	$483	$450
Raw materials and supplies	303	313

Total inventories	$786	$763

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major property additions, replacements and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of our assets. Our cold drink equipment is depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, we do not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. We capitalize the costs of refurbishing our cold drink equipment and depreciate those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. For tax purposes, we use other depreciation methods (generally, accelerated depreciation methods) where appropriate.

Our interests in assets acquired under capital leases are included in property, plant and equipment and are primarily related to fleet assets and certain buildings. Amounts due under capital leases are recorded as liabilities and are included in our total debt (refer to Note 6).

We assess the recoverability of the carrying amount of our property, plant and equipment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If we determine that the carrying amount of an asset or asset group is not recoverable based upon the expected undiscounted future cash flows of the asset or asset group, we record an impairment loss equal to the excess of the carrying amount over the estimated fair value of the asset or asset group.

We capitalize certain development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred. During 2005 and 2004, we capitalized approximately $35 million and $55 million, respectively, related to our multi-year effort to redesign our business processes and implement the SAP software platform.

The following table summarizes our property, plant and equipment as of December 31, 2005 and 2004 (in millions):

	2005	2004	Useful Life
Land	$503	$488	n/a
Building and improvements	2,176	2,197	20 to 40 years
Cold drink equipment	5,388	5,465	5 to 13 years
Fleet	1,610	1,680	5 to 20 years
Machinery and equipment	3,271	3,219	3 to 20 years
Furniture and office equipment	1,067	1,020	3 to 10 years

Property, plant and equipment	14,015	14,069
Less: accumulated depreciation and amortization	7,756	7,408

	6,259	6,661
Construction in process	301	252

Property, plant and equipment, net	$6,560	$6,913

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Depreciation and amortization expense on our property, plant and equipment totaled $1,044 million, $1,068 million and $1,022 million during the years ended December 31, 2005, 2004 and 2003, respectively. The majority of our depreciation and amortization expense is recorded in SD&A expenses; however, a portion is recorded as cost of sales. During 2005, we completed an analysis of the useful lives used to depreciate our buildings and concluded that certain of the lives should be adjusted. Our depreciation and amortization expense would have been $1,056 million, or $12 million higher, in 2005 had we not adjusted the useful lives of these buildings.

Goodwill and Franchise License Intangible Assets

We do not amortize our goodwill and franchise license intangible assets. Instead, we test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. We perform our impairment tests of goodwill and franchise license intangible assets at the North American and European group levels, which are our reporting units.

The impairment test for our goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The impairment test for our franchise license intangible assets involves comparing the estimated fair value of franchise license intangible assets for a reporting unit, as determined using discounted future cash flows, to its carrying amount to determine if a write-down to fair value is required. At October 28, 2005, we performed our annual impairment tests of goodwill and franchise license intangible assets. The results indicated that the fair values of our goodwill and franchise license intangible assets exceeded their carrying amounts and, therefore, the assets are not impaired.

We have estimated that the fair value of our North American franchise license intangible assets exceed their carrying amount by approximately 7 percent. Therefore, if the estimated value of these rights declined greater than this amount, we would need to record an impairment charge for these assets. The estimated fair value of our European franchise license intangible assets substantially exceeded their carrying amount.

The following table summarizes the net carrying amounts of our franchise license intangible assets as of December 31, 2005 and 2004 (in millions):

	2005	2004
North America	$10,367	$10,593
Europe	3,465	3,924

Franchise license intangible assets, net	$13,832	$14,517

Our franchise license agreements contain performance requirements and convey to us the rights to distribute and sell products of the licensor within specified territories. Our domestic cola franchise license agreements with TCCC do not expire, reflecting a long and ongoing relationship. Our agreements with TCCC covering our United States non-cola, European and Canadian operations are periodically renewable. TCCC does not grant perpetual franchise license intangible rights outside the United States; however, these agreements can be renewed for additional terms with minimal cost. We believe and expect that these and other renewable licensor agreements will be renewed at each expiration date and,

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

therefore, are essentially perpetual. We have never had a franchise license agreement with TCCC be terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term. After evaluating the renewal provisions of our franchise license agreements and our mutually beneficial relationship with TCCC, we have assigned indefinite lives to all of our franchise license intangible assets.

Investments in Marketable Equity Securities

We record our investments in marketable equity securities at fair value. Changes in the fair value of securities classified as available for sale are recorded in accumulated other comprehensive income on our Consolidated Balance Sheets, unless we determine that an unrealized loss is other than temporary. If we determine that an unrealized loss is other than temporary, we recognize the loss in earnings (refer to Note 13).

Risk Management Programs

In general, we are self-insured for the costs of workers’ compensation, casualty and health and welfare claims. We use commercial insurance for casualty and workers’ compensation claims to reduce the risk of catastrophic losses. Workers’ compensation and casualty losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. Our workers’ compensation liability is discounted using estimated weighted average risk-free interest rates that correspond with expected payment dates.

Share-Based Compensation Plans

We account for our share-based compensation plans using the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations.

We have share-based compensation plans that provide for the granting of non-qualified share options and restricted shares to certain key employees. We do not recognize share option compensation expense because our share options are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant. We recognize employee compensation expense for restricted share awards and share option award modifications. During 2005, we recognized employee compensation expense totaling $10 million ($7 million net of tax) related to the modification of certain restricted share awards and share options. The majority of these modifications occurred in connection with our restructuring activities (refer to Note 17).

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on reported net income and earnings per share applicable to common shareowners for the years ended December 31, 2005, 2004 and 2003, had we accounted for our share-based compensation plans using the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148 (in millions, except per share data):

	2005	2004	2003
Net income applicable to common shareowners, as reported	$514	$596	$674
Add: Total share-based employee compensation costs included in net income applicable to common shareowners, net of tax	19	15	8
Less: Total share-based employee compensation costs determined under the fair value method for all awards, net of tax	(52)	(71)	(69)

Net income applicable to common shareowners, pro forma	$481	$540	$613

Net income per share applicable to common shareowners:
Basic – as reported	$1.09	$1.28	$1.48

Basic – pro forma	$1.02	$1.16	$1.35

Diluted – as reported	$1.08	$1.26	$1.46

Diluted – pro forma	$1.01	$1.14	$1.33

For additional information about our share-based compensation plans, refer to Note 11.

Income Taxes

We recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized (refer to Note 10).

Foreign Currency Translation

Assets and liabilities of our international operations are translated from local currencies into U.S. dollars at currency exchange rates in effect at the end of a fiscal period. Gains and losses from the translation of foreign entities are included in accumulated other comprehensive income on our Consolidated Balance Sheets. Revenues and expenses are translated at average monthly currency exchange rates. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other nonoperating income, net on our Consolidated Statements of Income.

Fair Values of Financial Instruments and Derivatives

The fair values of our cash and cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of our debt instruments are calculated based on debt with similar maturities and credit quality and current market interest rates (refer to Note 6). The estimated fair values of our derivative instruments are calculated based on market rates. These values represent the estimated amounts we would receive or pay to terminate agreements, taking into consideration current market rates. Market conditions and counterparty creditworthiness can also factor into the values received or paid should there be an actual unwinding of any of these agreements (refer to Note 5).

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Derivative Financial Instruments

We account for our derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended (refer to Note 5). We, at times, use interest rate swap agreements and other financial instruments to manage the fluctuation of interest rates on our debt portfolio. We also use currency swap agreements, forward agreements, options and other financial instruments to minimize the impact of currency exchange rate changes on our nonfunctional currency cash flows and to protect the value of our net investments in foreign operations. All derivative financial instruments are recorded at their fair values on our Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes.

Interest rate swap agreements designated as fair value hedges are used to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. Effective changes in the fair value of these hedges are recognized as adjustments to the carrying values of the related hedged liabilities. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized in other nonoperating (expense) income, net on our Consolidated Statements of Income.

Our cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including our international raw material purchases and payments on certain foreign currency debt obligations. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income on our Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments are made in the expense line items on our Consolidated Statements of Income that are consistent with the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized in other nonoperating (expense) income, net on our Consolidated Statements of Income.

We enter into certain foreign currency denominated borrowings as net investment hedges of our international subsidiaries. Changes in the carrying value of these borrowings arising from currency exchange rate changes are recognized in accumulated other comprehensive income on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged.

We also, at times, enter into derivative instruments that are not designated as hedge instruments under SFAS 133. Changes in the fair value of these instruments are recognized in other nonoperating (expense) income, net on our Consolidated Statements of Income.

We are exposed to counterparty credit risk on all of our derivative financial instruments. Because the amounts are recorded at fair value, the full amount of our exposure is the carrying value of these instruments. We only enter into derivative transactions with well established financial institutions, so we believe our risk is minimal. We do not require collateral under these agreements.

Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the United States, we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

customers as a representative for the North American bottling system. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The costs of all these various programs, included as a reduction in net operating revenues, totaled approximately $2.2 billion, $1.9 billion and $1.7 billion in 2005, 2004 and 2003, respectively.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based upon expected customer performance and estimated sales volume.

We frequently participate with TCCC in contractual arrangements in school districts and at specific athletic venues and other locations, whereby we obtain exclusive pouring or vending rights at a specific location in exchange for cash payments. We record our obligation under each contract at inception and defer and amortize the total required payments using the straight-line method over the term of the contract. At December 31, 2005, the net unamortized balance of these arrangements, included in customer distribution rights and other noncurrent assets, net on our Consolidated Balance Sheet, totaled $491 million ($1,045 million capitalized, net of $554 million in accumulated amortization). Amortization expense on these assets, included as a reduction in net operating revenues, totaled $145 million, $150 million and $143 million in 2005, 2004 and 2003, respectively. The following table summarizes the estimated future amortization expense related to these assets as of December 31, 2005 (in millions):

Years ending December 31,	Amortization Expense
2006	$137
2007	114
2008	86
2009	59
2010	40
Thereafter	55

Total future amortization	$491

At December 31, 2005, the liability associated with these arrangements totaled $371 million, $150 million of which is included in accounts payable and accrued expenses on our Consolidated Balance Sheet, and $221 million is included in other long-term obligations on our Consolidated Balance Sheet. Cash payments on these obligations totaled $116 million, $132 million and $82 million in 2005, 2004 and 2003, respectively. The following table summarizes the estimated future payments required under these arrangements as of December 31, 2005 (in millions):

Years ending December 31,	Future Payments
2006	$150
2007	81
2008	56
2009	34
2010	20
Thereafter	30

Total future payments	$371

For presentation purposes, the net change in customer distribution rights on our Consolidated Statements of Cash Flows is presented net of cash payments made under these arrangements.

For additional information about our transactions with TCCC, refer to Note 3.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Marketing Costs and Other Support Arrangements

We participate in various funding programs supported by TCCC or other licensors, whereby we receive funds from the licensors to support customer marketing programs or other arrangements that promote the sale of the licensors’ products. Under these programs, certain costs incurred by us are reimbursed by the applicable licensor. We classify cash consideration received from vendors as a reduction in cost of sales, unless we can overcome the presumption that the cash consideration is a reduction in the price of the vendor’s products.

Payments from TCCC and other licensors for marketing programs and other similar arrangements to promote the sale of products are classified as a reduction in cost of sales. These payments are recognized in cost of sales either in the period in which payments are specified or on a per unit basis over the year as product is sold. Payments for volume-based marketing programs are recognized as product is sold and payments for programs covering a specific period are recognized on a straight-line basis over the specified period. Support payments from licensors received in connection with market or infrastructure development are classified as a reduction in cost of sales.

For additional information about our transactions with TCCC, refer to Note 3.

Note 2

NEW ACCOUNTING STANDARDS

Recently Issued Standards

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward, without change, the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25 and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee share options, to be recognized as employee compensation expense in the income statement. SFAS 123R is effective for the first annual reporting period beginning after June 15, 2005 and requires one of two transition methods to be applied. We are in the process of determining which transition method we will apply. Refer to Note 1 for the proforma effect of recording our share-based compensation plans under the fair value method of SFAS 123 and Note 11 for additional information about our share-based compensation plans.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 is effective January 1, 2006 and is not expected to have a material impact on our Consolidated Financial Statements.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Recently Adopted Standards

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. We adopted FIN 47 during the fourth quarter of 2005 and it did not have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than at fair value. Instead, this statement provides that exchanges of nonmonetary assets that do not have commercial substance be reported at carryover basis rather than at fair value. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted SFAS 153 during the second quarter of 2005 and it did not have a material impact on our Consolidated Financial Statements.

Note 3

RELATED PARTY TRANSACTIONS

We are a marketer, producer and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 36 percent of our outstanding shares as of December 31, 2005. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties.

The following table summarizes the transactions with TCCC that directly affected our Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$428	$428	$403
Dispensing equipment repair services	70	63	62
Other transactions	76	56	10

Total	$574	$547	$475

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water and juice	$(4,411)	$(4,609)	$(4,451)
Purchases of sweeteners	(275)	(309)	(311)
Purchases of finished products	(731)	(615)	(655)
Marketing support funding earned	444	577	862
Cold drink equipment placement funding earned	47	50	72
Cost recovery from sale of hot-fill production facility	—	—	8

Total	$(4,926)	$(4,906)	$(4,475)

Amounts affecting selling, delivery and administrative expenses:
Marketing program payments	$(3)	$(22)	$(2)
Operating expense cost reimbursements:
To TCCC	—	—	(18)
From TCCC	28	25	43
Other transactions	16	(8)	—

Total	$41	$(5)	$23

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Fountain Syrup and Packaged Product Sales

We sell fountain syrup to TCCC in certain territories and deliver this syrup to certain major fountain accounts of TCCC. We will, on behalf of TCCC, invoice and collect amounts receivable for these fountain sales. We also sell bottle and can products to TCCC at prices that are generally similar to the prices charged by us to our major customers.

Purchases of Syrup, Concentrate, Mineral Water, Juice, Sweeteners and Finished Products

We purchase syrup, concentrate, mineral water and juice from TCCC to produce, package, distribute and sell TCCC products under licensing agreements. These licensing agreements give TCCC complete discretion to set prices of syrup and concentrate. Pricing of mineral water is based on contractual arrangements with TCCC. We also purchase finished products and fountain syrup from TCCC for sale within certain of our territories and have an agreement with TCCC to purchase from them substantially all of our requirements for sweeteners in the United States.

During 2005, we received approximately $53 million in proceeds from the settlement of litigation against suppliers of high fructose corn syrup (“HFCS”). These proceeds were recorded as a reduction in our cost of sales and included a payment of approximately $49 million from TCCC, which represented our share of the proceeds received by TCCC from the claims administrator. The amount received from TCCC is not included in the preceding table.

Marketing Support Funding Earned and Other Arrangements

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid under the programs are determined annually and periodically as the programs progress. TCCC is under no obligation to participate in the programs or continue past levels of funding in the future. The amounts paid and terms of similar programs may differ with other licensees. Marketing support funding programs granted to us provide financial support principally based on product sales to offset a portion of the costs to us of the programs. TCCC also administers certain other marketing programs directly with our customers. During 2005, 2004 and 2003, direct-marketing support paid or payable to us, or to customers in our territories by TCCC, totaled approximately $580 million, $681 million and $977 million, respectively. We recognized $444 million, $577 million and $862 million of these amounts as a reduction in cost of sales during 2005, 2004 and 2003, respectively. Amounts paid directly to our customers by TCCC during 2005, 2004 and 2003 totaled $136 million, $104 million and $115 million, respectively, and are not included in the preceding table.

Effective May 1, 2004 in the United States and June 1, 2004 in Canada, we and TCCC agreed that a significant portion of our funding from TCCC would be netted against the price we pay TCCC for concentrate. As a result of this change, we and TCCC agreed to terminate the Strategic Growth Initiative (“SGI”) program and eliminate the Special Marketing Funds (“SMF”) funding program previously in place. TCCC paid us for all funding earned under the SMF funding program. Under the SGI program, we recognized $58 million and $161 million during 2004 and 2003, respectively, related to sales and volume growth through the termination date of the program. These amounts are included in the total amounts recognized in marketing support funding earned in the preceding table.

In conjunction with the above changes, we and TCCC agreed to establish a Global Marketing Fund (“GMF”), effective May 1, 2004, under which TCCC is paying us $61.5 million annually through

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive ten-year periods thereafter unless either party gives written notice to terminate the agreement. The marketing activities to be funded under this agreement will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. TCCC may terminate this agreement for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control. We received $61.5 million in conjunction with the GMF in 2005 and a pro rata amount of $41.5 million during 2004. These amounts are included in the total amounts recognized in marketing support funding earned in the preceding table.

We participate in CTM programs in the United States administered by TCCC. We are responsible for all costs of the programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative for the North American bottling system. Amounts paid under CTM programs to TCCC for payment to our customers are included as a reduction in net operating revenues and totaled $243 million, $224 million and $219 million in 2005, 2004 and 2003, respectively. These amounts are not included in the preceding table.

We have an agreement with TCCC under which TCCC provides support payments for the marketing of certain brands of TCCC in the Herb territories acquired in 2001. Under the terms of this agreement, we received $14 million in 2005, 2004 and 2003, and will receive $14 million annually through 2008 and $11 million in 2009. Payments received under this agreement are not refundable to TCCC. These amounts are included in the total amounts recognized in marketing support funding earned in the preceding table.

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

During December 2005, we and TCCC amended our Jumpstart agreements in North America to move to a system of “credits,” whereby we earn credit toward our annual purchase and placement requirements (expressed as “total credits”) based upon the type of equipment placed and the expected revenue contribution of the equipment. The amended agreements also provide that no violation of the Jumpstart Programs will occur even if we do not attain the required number of credits in any given year, so long as (1) the shortfall does not exceed 20 percent of the required credits for that year; (2) a compensating payment is made to TCCC or its affiliate; (3) the shortfall is corrected in the following year; and (4) we meet all specified credit requirements by the end of 2010. The amended Jumpstart agreements were effective January 1, 2005.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

During 2004, we and TCCC amended our Jumpstart agreements in North America to defer the placement of certain vending equipment from 2004 and 2005 to 2009 and 2010. In exchange for this amendment, we agreed to pay TCCC $1.5 million in 2004, $3.0 million annually in 2005 through 2008 and $1.5 million in 2009. Additionally, we and TCCC amended our Jumpstart agreement in Europe to (1) consolidate country-specific placement requirements; (2) redefine the definition of a placement for certain large coolers; and (3) extend the agreement through 2009.

Should we not satisfy the provisions of the Jumpstart Programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to seek a partial refund. No refunds of amounts previously earned have ever been paid under the programs and we believe the probability of a partial refund of amounts previously earned under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs. We and TCCC have amended prior agreements to reflect, where appropriate, modified goals and we believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart Programs.

We received approximately $1.2 billion in Jumpstart support payments from TCCC during the period 1994 through 2001. There are no additional amounts payable to us from TCCC under these programs. We recognize the majority of support payments received from TCCC as we place cold drink equipment. A small portion of the support payments are recognized on a straight-line basis over the 12-year period beginning after equipment is placed. We recognized a total of $47 million, $50 million and $72 million as a reduction to cost of sales during 2005, 2004 and 2003, respectively. The decrease in the 2005 and 2004 amounts as compared to 2003 reflects the reduction in equipment purchases and placements as provided for under the amended agreements.

At December 31, 2005, $324 million in support payments were deferred under the Jumpstart Programs. Approximately $305 million of this amount is expected to be recognized during the period 2006 through 2010 as equipment is placed and approximately $19 million is expected to be recognized over the 12-year period after the equipment is placed. We have allocated the support payments to equipment units based on per unit funding amounts. The amount allocated to the requirement to place equipment is the balance remaining after determining the potential cost of moving the equipment after initial placement. The amount allocated to the potential cost of moving equipment after initial placement is determined based on an estimate of the units of equipment that could potentially be moved and an estimate of the cost to move that equipment.

Marketing Program Payments

On occasion, we participate in marketing programs outside the scope of recurring arrangements with TCCC. In 2005, 2004 and 2003, we paid TCCC approximately $3 million, $22 million and $2 million, respectively, for participation in these types of marketing programs.

Operating Expense Cost Reimbursements

During 2005, we sold a multi-format PET (plastic) bottle production line in Belgium to TCCC for $9 million in cash. We did not recognize a gain or loss on this sale. This amount is included in the preceding table.

During 2005, we recorded a $5 million restructuring charge as a result of workforce changes at a Chaudfontaine production facility in Belgium. This charge was recorded net of $5 million to be received

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

from TCCC as reimbursement for a portion of the restructuring costs (refer to Note 17). This amount is included in the preceding table.

During 2004, we revised our base SMF funding rate with TCCC to include reimbursements related to certain staffing costs associated with customer marketing group (“CMG”) efforts and local media activities. We subsequently terminated our SMF funding agreement with TCCC in the second quarter of 2004 as previously discussed. Prior to 2004, TCCC reimbursed us for the staffing costs of CMG efforts in North America and we reimbursed TCCC for the staffing costs of local media efforts. Amounts reimbursed to us by TCCC for CMG staffing costs during 2003 totaled $43 million. Amounts reimbursed to TCCC for local media staffing costs totaled $18 million in 2003. The 2005 and 2004 amounts reflected in the preceding table represent staffing costs reimbursed to us by TCCC under a separate agreement.

Other Transactions

Other transactions with TCCC include the sale of bottle preforms, management fees, office space leases and purchases of point-of-sale and other advertising items.

During 2004, we recalled the recently launched Dasani water brand in Great Britain because of bromate levels exceeding British regulatory standards. We received $32 million from TCCC during 2004 as reimbursement for recall costs. We recognized this reimbursement as an offset to the related costs of the recall. This amount is not included in the preceding table.

During 2003, we sold a hot-fill plant in Truesdale, Missouri to TCCC for approximately $58 million, realizing cost recoveries for operating, depreciation and carrying costs of $8 million as a reduction in cost of sales. This amount is included in the preceding table.

During 2003, we acquired the production and distribution facilities of Chaudfontaine, a Belgian water brand. At the same time, TCCC acquired the Chaudfontaine water source and brand. The total acquisition cost for both TCCC and us was $31 million in cash and assumed debt. Our portion of the acquisition cost was $16 million in cash and assumed debt. We also entered into an agreement with TCCC to equally share the cash flows from the sale of Chaudfontaine products. This amount is not included in the preceding table.

Note 4

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of December 31, 2005 and 2004 (in millions):

	2005	2004
Trade accounts payable	$744	$835
Accrued marketing costs	597	689
Accrued compensation and benefits	362	295
Accrued interest costs	179	206
Accrued taxes	275	204
Accrued self-insurance obligations	194	167
Other accrued expenses	288	312

Accounts payable and accrued expenses	$2,639	$2,708

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 5

DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In December 2005, we settled all of our outstanding fixed-to-floating interest rate swaps with an aggregate notional amount of $1.4 billion. These swaps were previously designated as fair value hedges of fixed-rate debt instruments due August 15, 2006, May 15, 2007, September 30, 2009 and August 15, 2011. As a result of the settlement, we received $46 million, which represented the fair value of the hedges on the date of settlement. This amount included $4 million previously recognized as adjustments to interest expense under the terms of the swap agreements. Accordingly, the fair value adjustments to the previously hedged debt instruments totaled $42 million at the time of settlement. We recognized $23 million of this amount as part of the loss on the extinguishment of a portion of the previously hedged debt instruments and are recognizing $19 million as a reduction to interest expense over the remaining term of the previously hedged debt instruments. We extinguished the debt instruments in conjunction with the repatriation of foreign earnings that occurred in December 2005 (refer to Notes 6 and 10).

In March 2003, we settled a fixed-to-floating interest rate swap with a notional amount of $150 million. As a result, we received $29 million, which represented the fair value of the hedge on the settlement date. The swap was previously designated as a fair value hedge of a fixed-rate debt instrument due September 30, 2009. At the date of settlement, the fair value adjustments to the previously hedged debt instrument totaled $29 million. This amount is being recognized as a reduction to interest expense over the remaining term of the previously hedged debt instrument.

During 2005, 2004 and 2003, there was no ineffectiveness related to the change in the fair value of these hedges. At December 31, 2004, our interest rate swap agreements had a total fair value of approximately $95 million, which was recorded in customer distribution rights and other noncurrent assets, net on our Consolidated Balance Sheet and was included in the carrying amount of our debt.

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency fluctuations associated with certain forecasted transactions, including our international raw material purchases and payments on certain foreign currency debt obligations. During 2005, 2004 and 2003, there was no material ineffectiveness related to the change in the fair value of these hedges.

At December 31, 2005, our cash flow hedges related to the purchase of international raw materials had a total fair value of approximately $1.1 million, which was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet. Unrealized net of tax gains of approximately $0.5 million related to these hedges was included in accumulated other comprehensive income on our Consolidated Balance Sheet. We expect these gains to be reclassified into cost of sales within the next 12 months as the forecasted purchases are made. At December 31, 2004, our cash flow hedges related to the purchase of international raw materials had a total fair value of approximately $3.5 million, which was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet. Unrealized net of tax gains of approximately $2.0 million related to these hedges was included in accumulated other comprehensive income on our Consolidated Balance Sheet. These gains were reclassified into cost of sales during 2005 as the forecasted purchases were made.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Net Investment Hedges

We enter into certain foreign currency denominated borrowings as net investment hedges of our international subsidiaries. During 2005, 2004 and 2003, we recorded a net of tax gain of $54 million, a net of tax loss of $28 million and a net of tax loss of $86 million, respectively, in accumulated other comprehensive income on our Consolidated Balance Sheets, related to these hedges.

Note 6

DEBT AND CAPITAL LEASES

The following table summarizes our debt as of December 31, 2005 and 2004, as adjusted for the effects of our interest rate swap agreements, if applicable (in millions, except rates):

	2005		2004
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. commercial paper	$156	3.9%	$849	2.2%
Euro commercial paper	236	2.4	193	2.2
Canadian dollar commercial paper	201	3.4	182	2.6
U.S. dollar notes due 2006-2037(B)(C)	2,496	5.0	3,763	4.2
Euro and pound sterling notes due 2006-2021(D)	2,563	4.6	1,680	5.9
Canadian dollar notes due 2009	129	5.9	125	5.9
U.S. dollar debentures due 2012-2098	3,783	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(E)	193	8.4	177	8.4
Various foreign currency debt and credit facilities	172	—	209	—
Capital lease obligations(F)	132	—	126	—
Other debt obligations	48	—	43	—

Total debt(G)	$10,109		$11,130

Less: current portion of debt	944		607

Debt, less current portion	$9,165		$10,523

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of our interest rate swap agreements, if applicable.

(B)	In January 2005, a $250 million note matured.

(C)	In December 2005, we extinguished $169 million of 7.125 percent notes due 2009, $263 million of 6.125 percent notes due 2011 and $500 million of 5.25 percent notes due 2007. These notes were extinguished in conjunction with the repatriation of foreign earnings that occurred in December 2005 (refer to Note 10). As a result of these extinguishments, we recorded a net loss of $8 million ($5 million net of tax), which is included in interest expense, net on our Consolidated Statement of Operations.

(D)	In December 2005, we issued approximately $1.1 billion in notes under our Euro medium-term note program. This debt issuance was comprised of $651 million of variable rate notes due 2007 (550 million Euro notes) and $415 million of 3.125 percent fixed rate notes due 2008 (350 million Euro notes). We issued these notes in conjunction with the repatriation of foreign earnings that occurred in December 2005 (refer to Note 10).

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

(E)	These amounts are shown net of unamortized discounts of $436 million and $452 million at December 31, 2005 and 2004, respectively.

(F)	These amounts represent the present value of our minimum capital lease payments as of December 31, 2005 and 2004, respectively.

(G)	The total fair value of our debt was $11.1 billion and $12.2 billion at December 31, 2005 and 2004, respectively.

Future Maturities

The following table summarizes our debt maturities and capital lease obligations as of December 31, 2005, as adjusted to reflect the long-term classification of certain of our borrowings due in the next 12 months as a result of our intent and ability to refinance these borrowings (in millions):

Years ending December 31,	Debt Maturities
2006	$924
2007	1,012
2008	1,274
2009	1,620
2010	250
Thereafter	4,897

Debt, excluding capital leases	$9,977

Years ending December 31,	Capital Leases
2006	$20
2007	17
2008	15
2009	15
2010	14
Thereafter	51

Present value of minimum capital lease payments(A)	$132

Total debt	$10,109

(A)	Amounts due under capital lease are net of interest payments totaling $19 million.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2005 and 2004, approximately $849 million and $1.1 billion, respectively, of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our Consolidated Balance Sheets as a result of our intent and our ability to refinance these borrowings through amounts available under committed domestic and international credit facilities. The $849 million is included in our 2009 maturities in the preceding table, which corresponds to the scheduled expiration of our primary committed domestic credit facility discussed below.

Debt and Credit Facilities

We have amounts available to us under various debt and credit facilities. Amounts available under our committed credit facilities serve as back-up to our domestic and international commercial paper programs and support our working capital needs. Amounts available under our public debt facilities could be used for long-term financing, refinancing of debt maturities and refinancing of commercial paper. The following table summarizes our availability under debt and credit facilities as of December 31, 2005 and 2004 (in millions):

	At December 31,
	2005	2004
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities(A)	$2,890	$2,863
Amounts available under public debt facilities(B):
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program(C)	1,557	2,135
Canadian medium-term note program(D)	—	1,664

Total amounts available under public debt facilities	4,778	7,020

Total amounts available	$7,668	$9,883

(A)	At December 31, 2005 and 2004, we had $172 million and $209 million, respectively, of short-term borrowings outstanding under our committed international credit facilities. Our primary committed domestic credit facility was established in August 2004 and combined four previously separate credit facilities into a single facility that matures in 2009. This $2.5 billion revolving credit facility is with a syndicate of 26 banks and serves as a backstop to our various commercial paper programs and for general corporate borrowing purposes. There were no outstanding borrowings under this facility as of December 31, 2005 or 2004.

(B)	Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

(C)	In October 2005, we increased the amount available for borrowing under our Euro medium-term note program by $500 million. In December 2005, we issued approximately $1.1 billion in notes under this program. These notes were issued in conjunction with repatriation of foreign earnings that occurred in December 2005 (refer to Note 10).

(D)	In July 2005, our Canadian medium-term note program expired as scheduled. We did not renew this program.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of December 31, 2005. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Note 7

OPERATING LEASES

We lease office and warehouse space, computer hardware, machinery and equipment and vehicles under non-cancelable operating lease agreements expiring at various dates through 2049. Some lease agreements contain standard renewal provisions, which allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense under non-cancelable operating lease agreements totaled approximately $165 million, $170 million and $144 million during 2005, 2004 and 2003, respectively.

The following table summarizes our minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2005 (in millions):

Years ending December 31,	Operating Leases
2006	$100
2007	87
2008	79
2009	74
2010	68
Thereafter	187

Total minimum operating lease payments	$595

Note 8

COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

We guarantee debt and other obligations of certain third parties. In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of December 31, 2005 and 2004 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2005	2004	2005	2004
Manufacturing cooperative	Various through 2015	$236	$236	$223	$206
Vending partnership	November 2006	25	25	13	16
Other	Renewable	1	1	1	1

		$262	$262	$237	$223

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the expiration of amounts outstanding under our guarantees as of December 31, 2005 (in millions):

Years ending December 31,	Outstanding Amounts
2006	$49
2007	6
2008	10
2009	10
2010	16
Thereafter	146

Total outstanding	$237

We hold no assets as collateral against these guarantees and no contractual recourse provisions exist under the guarantees that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships.

Variable Interest Entities

We have identified the manufacturing cooperatives and the purchasing cooperative in which we participate as variable interest entities (“VIEs”). FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”) requires us to consolidate the assets, liabilities and results of operations of these VIEs if we determine that we are the primary beneficiary.

At December 31, 2005, our variable interests in these cooperatives included an equity investment in each of the entities and certain debt guarantees. At December 31, 2005, these entities had total assets of approximately $415 million and total debt of approximately $290 million. For the year ended December 31, 2005, these entities had total revenues, including sales to us, of approximately $750 million. Our maximum exposure as a result of our involvement in these cooperatives is approximately $260 million, including our equity investments and debt guarantees. The largest of these cooperatives, of which we have determined we are not the primary beneficiary, represents greater than 95 percent of our maximum exposure. We have been purchasing PET (plastic) bottles from this cooperative since 1984 and our first equity investment was made in 1988.

Purchase Commitments

We have non-cancelable purchase agreements with various suppliers, primarily for cans, that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. The following table summarizes our purchase commitments under these agreements as of December 31, 2005 (in millions):

Years ending December 31,	Purchase Amount
2006	$972
2007	899
2008	913

Total purchase commitments	$2,784

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Legal Contingencies

On February 7, 2006, a purported class action lawsuit was filed against us and several of our current and former officers and directors (the “Argento Suit”). The lawsuit alleges that we engaged in “channel stuffing” with customers and raises certain insider trading claims. Also, on February 7, 2006, a separate, but related derivative lawsuit was filed against TCCC, certain officers and directors of TCCC and certain of our officers and directors. This lawsuit makes claims that are virtually identical to the Argento Suit and further alleges that we are “controlled” by TCCC to our detriment and to the detriment of our shareholders. We are in the process of examining the claims raised in these lawsuits and possess strong defenses to the claims and expect, in due course, to ask the courts to dismiss the lawsuits. At this time, it is not possible for us to predict the ultimate outcome of these matters.

On February 14, 2006, a lawsuit was filed by 48 United States Coca-Cola bottler plaintiffs against TCCC and us (the “Ozarks Suit”). This lawsuit brings claims for breach of contract and breach of duty, along with other related claims arising out of our plan to offer warehouse delivery of Powerade to a specific customer within our territory. The lawsuit seeks unspecified compensatory and exemplary damages and seeks preliminary and permanent injunctive relief. Also, on February 14, 2006, a second lawsuit was filed by six additional bottler plaintiffs. This lawsuit brings claims that are substantially similar to those in the Ozarks Suit, although it does not contain a request for preliminary injunctive relief. We are in the process of examining the claims raised in these lawsuits and possess strong defenses to the claims. At this time, it is not possible for us to predict the ultimate outcome of this matter.

In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas Supreme Court in November 2004. The court has not yet released a decision. Should the trial court’s verdict not be overturned, this matter would not have a material adverse effect on our Consolidated Financial Statements. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against an unfavorable outcome in these claims. At this time, we have not recorded any amounts for potential awards related to these additional claims.

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

We are a party to various other matters of litigation or claims, including other employment matters, generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these matters, we believe that any ultimate liability would not have a material adverse effect on our Consolidated Financial Statements.

During 2005, we received approximately $53 million in proceeds from the settlement of litigation against suppliers of HFCS. These proceeds were recorded as a reduction in our cost of sales.

Environmental

At December 31, 2005, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our subsidiaries, including one of our Canadian subsidiaries, which may not be resolved for many years. We believe we have substantial defenses to the questions being raised and would pursue all legal remedies before an unfavorable outcome would result. We believe we have adequately provided for any amounts that could result from these proceedings where (1) it is probable we will pay some amount and (2) the amount can be estimated. At this time, it is not possible for us to predict the ultimate outcome of some of these matters.

Letters of Credit

At December 31, 2005, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $405 million and letters of credit for certain operating activities aggregating $5 million. In December 2004, we entered into a Multicurrency Letter of Credit Agreement with six financial institutions. Pursuant to this agreement, we received a five-year commitment from the underlying lenders to issue standby letters of credit in an aggregate face amount not to exceed $540 million at any time.

Workforce

At December 31, 2005, we had approximately 73,000 employees, including 11,000 in Europe. Approximately 18,150 of our employees in North America are covered by collective bargaining agreements in 169 different employee units and approximately 8,600 of our employees in Europe are covered by local agreements. (These employee numbers are unaudited.) These bargaining agreements expire at various dates over the next seven years, including some in 2006. We believe that we will be able to renegotiate subsequent agreements on satisfactory terms.

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

Note 9

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. Pension plans representing approximately 97 percent of our total benefit obligations were measured as of September 30th and all other plans were measured as of December 31st.

Other Postretirement Plans

We sponsor unfunded defined benefit postretirement plans providing healthcare and life insurance benefits to substantially all U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs and the specific cost to us for those programs and other postretirement healthcare is not significant. The primary U.S. postretirement benefit plan is a defined dollar benefit plan limiting the effects of medical inflation by establishing dollar limits for determining our contribution. Effective January 1, 2004, our dollar limit was frozen at fixed rates and will no longer be subject to increases at the lesser of 4.0 percent or the assumed Consumer Price Index. Because the plan has established dollar limits for determining our contributions, the effect of a 1 percent increase in the assumed healthcare cost trend rate is not significant. The Canadian plan also contains provisions that limit the effects of inflation on our future costs. Our defined benefit postretirement plans were measured as of December 31st.

During 2004, we determined that we qualify for the federal subsidy introduced in the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The impact of this subsidy resulted in a reduction in our accumulated postretirement benefit obligation of $12.3 million. During the years ended December 31, 2005 and 2004, we recognized a reduction in our net periodic postretirement benefit cost of $1.5 million related to this subsidy.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about our pension and other postretirement benefit plans (in millions):

	Pension Plans		Other Postretirement Plans
	2005	2004	2005	2004
Reconciliation of benefit obligation:
Benefit obligation at beginning of plan year	$2,576	$2,229	$390	$360
Service cost	128	108	12	11
Interest cost	146	131	22	21
Plan participants’ contributions	12	10	5	4
Amendments	3	4	—	—
Actuarial loss	184	114	11	18
Benefit payments	(86)	(78)	(27)	(26)
Currency translation adjustments	(59)	58	1	2

Benefit obligation at end of plan year	$2,904	$2,576	$414	$390

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of plan year	$1,810	$1,422	$—	$—
Actual gain on plan assets	266	145	—	—
Employer contributions	266	264	22	22
Plan participants’ contributions	12	10	5	4
Benefit payments	(86)	(78)	(27)	(26)
Currency translation adjustments	(47)	47	—	—

Fair value of plan assets at end of plan year	$2,221	$1,810	$—	$—

Funded status:
Funded status at end of year	$(683)	$(766)	$(414)	$(390)
Unrecognized prior service cost (asset)	32	33	(84)	(97)
Unrecognized net loss	990	987	113	106
Fourth quarter contributions	15	7	—	—

Net amounts recognized	$354	$261	$(385)	$(381)

Amounts recognized in the balance sheet consist of:
Prepaid benefits cost	$198	$176	$—	$—
Accrued benefits liability	(352)	(465)	(385)	(381)
Intangible assets	26	31	—	—
Accumulated other comprehensive income	482	519	—	—

Net amounts recognized	$354	$261	$(385)	$(381)

Accumulated benefit obligation	$2,457	$2,171	n/a	n/a

Weighted average assumptions to determine:
Benefit obligations at measurement date,
Discount rate	5.4%	5.8%	5.6%	5.9%
Rate of compensation increase	4.6	4.6	—	—
Net periodic pension cost for years ended December 31,
Discount rate	5.8	6.0	5.9	6.1
Expected return on assets	8.3	8.3	—	—
Rate of compensation increase	4.6	4.6	—	—

Minimum pension liability adjustments totaling $23 million, net of tax, were recorded in accumulated other comprehensive income on our Consolidated Balance Sheets at both December 31, 2005 and 2004, respectively.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about our defined benefit pension plans that had accumulated benefit obligations in excess of plan assets as of our measurement dates (in millions):

	2005	2004
Projected benefit obligation	$2,034	$1,804
Accumulated benefit obligation	1,790	1,586
Fair value of plan assets	1,443	1,143

The following table summarizes the net periodic benefit costs of our pension plans and other postretirement plans for the years ended December 31, 2005, 2004 and 2003 (in millions):

	Pension Plans			Other Postretirement Plans
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit costs:
Service cost	$128	$108	$82	$12	$11	$11
Interest cost	146	131	114	22	21	24
Expected return on plan assets	(158)	(135)	(116)	—	—	—
Amortization of prior service cost	4	2	—	(13)	(13)	(9)
Recognized actuarial loss	62	47	10	5	3	—

Net periodic benefit cost	182	153	90	26	22	26
Other	1	—	—	—	—	—

Total costs in earnings	$183	$153	$90	$26	$22	$26

Pension Plan Assets

Pension assets of our North American and Great Britain plans represent approximately 96 percent of our total pension plan assets. The following table summarizes the pension plan asset allocations of those assets as of December 31, 2005 and the expected long-term rates of return by asset category:

	Weighted Average Allocation			Weighted Average Expected Long-Term Rate of Return
	Target	Actual
Asset Category	2005	2005	2004
Equity securities(A)	65%	70%	71%	8.7%
Fixed income securities	20	20	21	5.7
Real estate	5	3	2	9.6
Other	10	7	6	10.4

Total	100%	100%	100%	8.3

(A)	The overweight in equity securities versus our target allocation is primarily the result of funds that are invested on an interim basis until they are redirected to the real estate and other asset categories.

We have established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rates of return are based on a September 2005 review of such rates.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Our fixed income securities portfolio is invested primarily in commingled funds and is managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension and other postretirement benefit plans for the years ended December 31, 2005 and 2004, as well as our projected contributions for the year ending December 31, 2006 (in millions):

	Actual		Projected(A)
	2005	2004	2006
Pension – U.S.	$204	$229	$145
Pension – Foreign	70	37	71
Other Postretirement	22	22	21

Total contributions	$296	$288	$237

(A)	These amounts are unaudited.

We fund our U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 90 percent current liability funded status. At January 1, 2005, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected current liability funded status equal to or greater than 90 percent. Our primary Canadian plan does not require contributions at this time. Contributions to the primary Great Britain plan are based on a percentage of employees’ pay.

Benefit Plan Payments

Benefit payments are made primarily from funded benefit plan trusts and also from current assets. The following table summarizes our expected future benefit payments as of December 31, 2005 (in millions):

Years ending December 31,	Pension Benefit Plan Payments(A)	Other Postretirement Benefit Plan Payments(A)
2006	90	21
2007	92	22
2008	97	23
2009	104	24
2010	111	25
2011 – 2015	685	135

(A)	These amounts are unaudited.

Defined Contribution Plans

We sponsor qualified defined contribution plans covering substantially all employees in the U.S., France, Canada and certain employees in Great Britain and the Netherlands. Our contributions to these plans totaled $23 million, $24 million and $57 million in 2005, 2004 and 2003, respectively. Under our primary plan in the U.S., we matched 25 percent in 2005 and 2004 and 75 percent in 2003

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

of participants’ voluntary contributions up to a maximum of 7 percent of the participants’ contributions. For 2006, we intend to match 25 percent of participants’ voluntary contributions up to a maximum of 7 percent of the participants’ contributions.

Multi-Employer Pension Plans

We participate in various multi-employer pension plans mostly in the U.S. Total pension expense for multi-employer plans was $36 million, $37 million and $31 million in 2005, 2004 and 2003, respectively.

Note 10

INCOME TAXES

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision represents the change in deferred tax liabilities and assets and, for business combinations, the change in such tax liabilities and assets since the date of acquisition. The following table summarizes the significant components of our provision for income taxes for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Current:
Domestic:
Federal	$36	$—	$(15)
State and local	9	7	5
European and Canadian	153	91	69

Total current provision	198	98	59

Deferred:
Domestic:
Federal	171	107	164
State and local	(6)	21	10
European and Canadian	(47)	16	40
Rate changes	(40)	(20)	23

Total deferred expense	78	124	237

Total provision for income taxes	$276	$222	$296

Our effective tax rate was 35 percent, 27 percent and 30 percent for the years ended December 31, 2005, 2004 and 2003, respectively. The following table provides a reconciliation of our income tax provision at the statutory federal rate to our actual income tax provision for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
U.S. federal statutory expense	$276	$286	$340
State expense, net of federal benefit	7	12	17
Taxation of European and Canadian operations, net	(73)	(71)	(68)
Rate change (benefit) expense	(40)	(20)	23
Repatriation of foreign earnings	128	—	—
Valuation allowance provision	(3)	13	1
Nondeductible items	12	12	14
Revaluation of income tax obligations	(33)	(10)	(25)
Other, net	2	—	(6)

Total provision for income taxes	$276	$222	$296

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Income before income taxes consisted of the following for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
United States	$288	$294	$458
International	502	524	514

Total income before income taxes	$790	$818	$972

On October 22, 2004, the American Jobs Creation Act of 2004 (“Tax Act”) was signed into law. The Tax Act contained, among other things, a repatriation provision that provided a special, one-time tax deduction of 85 percent of certain foreign earnings that were repatriated prior to December 31, 2005, provided certain criteria were met. In December 2005, we repatriated a total of $1.6 billion in previously undistributed foreign earnings and basis. The total income tax provision associated with the repatriation was approximately $128 million (16 percentage point increase in our effective tax rate). In order to accommodate the efficient repayment of debt in conjunction with the repatriation, we restructured a portion of our debt portfolio in December 2005 (refer to Note 6).

Due to the repatriation, our foreign subsidiaries did not have any undistributed earnings as of December 31, 2005. The foreign earnings repatriation that was completed during 2005 was done so in connection with the unique provisions of the Tax Act, which created a special one-time opportunity for the repatriation to occur. Any future earnings of our foreign subsidiaries will be indefinitely reinvested and, therefore, no provision for U.S. federal and state income taxes will be made. As was the case during 2005, upon distribution of foreign earnings in the form of dividends or otherwise, we are subject to U.S. federal and state income taxes, adjusted for foreign tax credits, and withholding taxes payable to the various foreign countries. Determination of the amount of any unrecognized deferred income tax liability associated with foreign earnings is not practicable.

Deferred income taxes are recognized for tax consequences of temporary differences between the financial and tax bases of existing assets and liabilities by applying enacted statutory tax rates to such differences. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2005 and 2004 (in millions):

	2005	2004
Deferred tax liabilities:
Franchise license and other intangible assets	$4,940	$5,116
Property, plant and equipment	723	1,026
Other, net	—	25

Total deferred tax liabilities	5,663	6,167

Deferred tax assets:
Net operating loss and other carryforwards	(316)	(568)
Employee and retiree benefit accruals	(374)	(338)
Alternative minimum tax and other credits	(68)	(65)
Deferred revenue	(123)	(142)
Other, net	(63)	—

Total deferred tax assets	(944)	(1,113)
Valuation allowances on deferred tax assets	74	88

Net deferred tax liabilities	4,793	5,142
Current deferred income tax assets	313	196

Long-term deferred income tax liabilities	$5,106	$5,338

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets are recognized for the tax benefit of deductible timing differences and for foreign, federal and state net operating loss and tax credit carryforwards. Valuation allowances are recognized on these assets if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We believe the majority of our deferred tax assets will be realized because of the reversal of certain significant temporary differences and anticipated future taxable income from operations.

Valuation allowances of $74 million and $88 million were established for certain deferred tax assets as of December 31, 2005 and 2004, respectively. Included in the valuation allowances as of December 31, 2005 and 2004 were $1 million and $2 million, respectively, for net operating loss carryforwards of acquired companies. The reduction in our valuation allowances during 2005 was due to adjustments resulting from expirations and law changes.

At December 31, 2005, we had U.S. federal tax operating loss carryforwards totaling $646 million. These carryforwards are available to offset future taxable income until they expire at varying dates through 2024. We also had U.S. state operating loss carryforwards totaling $2 billion, which expire at varying dates through 2025 and international operating loss carryforwards totaling $18 million, which expire at varying dates through 2012. The following table summarizes the estimated amount of our federal, state and international tax operating loss carryforwards that expire each year (in millions):

Years ending December 31,	U.S. Federal	U.S. State	International
2006	$—	$150	$—
2007	3	293	—
2008	6	151	—
2009	2	175	—
2010	—	112	—
Thereafter	635	1,149	18

Total tax operating loss carryforwards	$646	$2,030	$18

The tax benefit associated with share-based compensation plans reduced current and future taxes payable by $17 million, $37 million and $9 million for 2005, 2004 and 2003, respectively. These benefits are recognized as increases to additional paid-in capital. We had foreign currency denominated loans with exchange rate changes that increased federal deferred tax liabilities by $32 million in 2005 and decreased federal deferred tax liabilities by $16 million and $48 million in 2004 and 2003, respectively. The effect of these loans is reflected as a component of currency translation and net investment hedges included in accumulated other comprehensive income on our Consolidated Balance Sheets. Taxes associated with unrealized gains (losses) on marketable equity securities decreased deferred tax liabilities by approximately $1 million in 2005 and increased deferred tax liabilities by approximately $1 million in 2004. The tax cost is reflected as a component of unrealized gains (losses) on marketable equity securities included in accumulated other comprehensive income on our Consolidated Balance Sheets.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 11

SHARE-BASED COMPENSATION PLANS

We maintain share-based compensation plans that provide for the granting of non-qualified share options and restricted shares to certain executive and management level employees. We believe that these awards better align the interests of our employees with the interests of our shareowners.

Share Options

Our share options (1) are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant; (2) vest over a period of three to nine years; and (3) expire 10 years from the date of grant. Certain share option grants contain provisions that allow for accelerated vesting should various stock performance criteria be met. When options are exercised, we generally issue new shares, rather than issuing shares from treasury.

The weighted average grant date fair value of share options granted during the years ended December 31, 2005, 2004 and 2003 was $7.61, $10.04 and $9.65, respectively. The following table summarizes the assumptions that were used in our Black-Scholes valuation model to estimate the grant date fair value of options granted during each of these years:

	2005	2004	2003
Dividend yield	0.7%	0.4%	0.4%
Expected volatility	30%	40%	43%
Average expected life	6 years	6 years	6 years
Risk-free interest rate	3.87%	3.49%	3.46%

The following table summarizes our share option activity during the years ended December 31, 2005, 2004 and 2003 (shares in thousands):

	2005		2004		2003
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	56,013	$25.09	63,831	$23.01	59,942	$22.70
Granted	2,709	22.31	6,724	23.67	7,893	21.88
Exercised(A)	(2,644)	15.18	(13,225)	13.85	(2,552)	11.11
Forfeited or expired	(1,651)	37.90	(1,317)	29.86	(1,452)	25.25

Outstanding at end of year	54,427	25.04	56,013	25.09	63,831	23.01

Options exercisable at end of year	44,023	25.23	37,586	26.39	42,510	24.04

Options available for future grant	27,530		29,730		12,939

(A)	The total intrinsic value of options exercised during the years ended December 31, 2005, 2004 and 2003 was $17 million, $147 million and $23 million, respectively.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes our options outstanding and our options exercisable as of December 31, 2005 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$5.00 to 10.00	21	0.01	$9.02	21	0.01	$9.02
10.01 to 16.00	1,600	1.01	15.90	1,600	1.01	15.90
16.01 to 22.00	27,747	5.47	19.08	25,245	5.32	18.86
22.01 to 32.00	16,812	6.62	24.85	10,286	5.28	25.96
32.01 to 42.00	4,110	2.73	36.16	2,734	2.58	36.69
Over 42.00	4,137	2.48	58.37	4,137	2.48	58.37

	54,427	5.26	25.04	44,023	4.72	25.23

(A)	The aggregate intrinsic value of options outstanding as of December 31, 2005 was $32 million. The aggregate intrinsic value of options exercisable as of December 31, 2005 was $31 million.

Restricted Shares

Our restricted share awards generally vest upon continued employment for a period of at least five years and the attainment of certain share price targets. All restricted share awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

In 2005, we granted 1.7 million restricted shares and 247,000 restricted share units with a combined weighted average grant date fair value of $22.31. In 2004, we granted 1.1 million restricted shares and 120,500 restricted share units with a combined weighted average grant date fair value of $23.36. In 2003, we granted 1.2 million restricted shares and 77,000 restricted share units with a combined weighted average grant date fair value of $21.65. The following table summarizes our restricted share award activity during the year ended December 31, 2005 (shares in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2004	3,345	$20.57	199	$22.04
Granted	1,728	22.31	247	22.31
Vested	(895)	20.49	(100)	22.26
Forfeited	(54)	22.44	(1)	22.31
Transferred	(201)	20.82	201	20.82

Outstanding at December 31, 2005	3,923	21.31	546	21.67

When we issue restricted share awards, unearned compensation is charged to shareowners’ equity for the total cost of the awards. The unearned compensation is then recognized as amortization expense ratably over the vesting period of the awards. During 2005, 2004 and 2003, we recognized amortization expense totaling $27 million, $20 million and $11 million, respectively, related to our restricted share awards. As of December 31, 2005, we had approximately $68 million in total unearned compensation cost associated with our restricted share awards. We expect to recognize this compensation cost over a weighted average period of 3.2 years. As of December 31, 2005, we had approximately 4.8 million restricted shares or restricted share units available for future grant.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 12

EARNINGS PER SHARE

We calculate basic earnings per share by dividing net income applicable to common shareowners by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the dilutive effect of securities. The following table summarizes our basic and diluted earnings per share calculations for the years ended December 31, 2005, 2004 and 2003 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	2005	2004	2003
Net income	$514	$596	$676
Preferred stock dividends	—	—	2

Net income applicable to common shareowners	$514	$596	$674

Basic weighted average common shares outstanding(A)	471	465	454
Effect of dilutive securities(B)(C)	5	8	7

Diluted weighted average common shares outstanding	476	473	461

Net income applicable to common shareowners:
Basic earnings per share	$1.09	$1.28	$1.48

Diluted earnings per share	$1.08	$1.26	$1.46

(A)	At December 31, 2005, 2004 and 2003, we were obligated to issue, for no additional consideration, 3.3 million, 3.4 million and 3.4 million common shares, respectively, under deferred stock plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share for each year presented.

(B)	As detailed in Note 11, options to purchase 54.4 million, 56.0 million and 63.8 million common shares were outstanding at the end of 2005, 2004 and 2003, respectively. Of these amounts, options to purchase 32.2 million, 17.0 million and 29.3 million common shares in 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each year was included in the effect of dilutive securities.

(C)	Refer to Note 14 for information about the impact of our preferred shares on diluted earnings per share.

During 2005, 2004 and 2003, we paid a quarterly dividend of $0.04. In December 2005, our Board of Directors approved a 50 percent increase in our quarterly dividend to $0.06 beginning in the first quarter of 2006. Dividends are declared at the discretion of our Board of Directors.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 13

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other adjustments, including items such as foreign currency translation adjustments, hedges of net investments in international subsidiaries, minimum pension liability adjustments, gains and losses on certain investments in marketable equity securities and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our foreign subsidiaries are considered to be indefinitely reinvested, except for the foreign earnings repatriated during 2005 in connection with the unique provisions of the Tax Act (refer to Note 10). The following table summarizes our accumulated other comprehensive income activity for the years ended December 31, 2005, 2004 and 2003 (in millions):

	Currency Translations	Net Investment Hedges	Minimum Pension Liability Adjustments	Other Adjustments, Net	Total
Balance, December 31, 2002	$(193)	$143	$(195)	$9	$(236)
2003 Pre-tax activity	572	(129)	(168)	(16)	259
2003 Tax effect	—	43	62	5	110

Balance, December 31, 2003	379	57	(301)	(2)	133
2004 Pre-tax activity	305	(44)	(36)	5	230
2004 Tax effect	—	16	13	(2)	27

Balance, December 31, 2004	684	29	(324)	1	390
2005 Pre-tax activity	(303)	86	37	(4)	(184)
2005 Tax effect	—	(32)	(14)	2	(44)

Balance, December 31, 2005	$381	$83	$(301)	$(1)	$162

During 2005, we recorded a $7 million loss ($4 million net of tax) on our investment in certain marketable equity securities, after concluding that the unrealized loss on our investment was other-than-temporary. As of December 31, 2005, the gross unrealized loss related to this investment was approximately $4 million, which we have concluded is temporary in nature. The aggregate fair value of this investment was approximately $30 million and $40 million at December 31, 2005 and 2004, respectively. We have the ability and intent to continue to hold this investment.

Refer to Note 9 for additional information about our minimum pension liability adjustments and Note 5 for additional information about our net investment hedges.

Note 14

PREFERRED STOCK

In connection with the 1998 acquisition of Great Plains Bottlers and Canners, Inc., we issued 401,528 shares of $1 par value voting convertible preferred stock (“Great Plains series”). The mandatory conversion date for the Great Plains series was August 7, 2003. As of December 31, 2002, 35,000 shares of the Great Plains series had been converted into 154,778 shares of common stock. During the third quarter of 2003, the remaining 366,528 outstanding preferred shares were converted into 2,119,518 shares of common stock from treasury stock. The Great Plains series shares are not included in our computation of diluted earnings per share, detailed in Note 12, in 2003 because the effect of their inclusion would be antidilutive.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 15

SHARE REPURCHASE PROGRAM

Under the April 1996 share repurchase program authorizing the repurchase of up to 30 million shares, we can repurchase shares in the open market and in privately negotiated transactions. In 2005, 2004 and 2003 there were no share repurchases under this share repurchase program.

We consider market conditions and alternative uses of cash and/or debt, balance sheet ratios and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

We have repurchased a total of 26.7 million shares under the April 1996 program. In 2000, our Board of Directors authorized the repurchase of up to an additional 30 million shares upon completion of the current program.

Note 16

GEOGRAPHIC OPERATING INFORMATION

We market, produce and distribute bottle and can nonalcoholic beverages in both North America and Europe. These segments are aggregated because they have similar economic characteristics. We have no material amounts of sales or transfers between North America and Europe and no significant United States export sales.

The following table summarizes our net operating revenues for the years ended December 31, 2005, 2004 and 2003 and our long-lived assets as of December 31, 2005 and 2004 by geographic territory (in millions):

	Net Operating Revenues			Long-Lived Assets
	2005	2004	2003	2005	2004
North America(A)	$13,492	$12,907	$12,590	$16,674	$17,146
Europe(B)	5,214	5,251	4,740	5,288	5,944

Consolidated	$18,706	$18,158	$17,330	$21,962	$23,090

(A)	Canada contributed approximately 9 percent, 8 percent and 7 percent of North America’s net operating revenues during 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, Canada’s long-lived assets represented approximately 12 percent of North America’s long-lived assets.

(B)	Great Britain contributed approximately 46 percent, 47 percent and 48 percent of Europe’s net operating revenues during 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, Great Britain’s long-lived assets represented approximately 64 percent and 63 percent of Europe’s long-lived assets, respectively.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 17

RESTRUCTURING ACTIVITIES

During 2005, we recorded restructuring charges totaling $80 million. These charges, included in SD&A expenses, were primarily related to (1) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada; (2) changes in our executive management; and (3) the elimination of certain corporate headquarters positions. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front-line employees and our customers; and (3) will provide long-term cost savings through improved administrative and operating efficiencies. During 2006, we expect to incur additional restructuring charges in the range of $50 million to $60 million related to these activities and to reorganize certain aspects of our operations in Europe. The following table summarizes our restructuring activities for year ended December 31, 2005 (in millions):

	Severance Pay and Benefits	Consulting, Relocation and Other	Total
Balance at December 31, 2004	$—	$—	$—
Provision	61	19	80
Cash payments	(18)	(19)	(37)
Non-cash payments	(10)	—	(10)

Balance at December 31, 2005	$33	$—	$33

Note 18

OTHER EVENTS

Hurricanes

During the latter part of 2005, Hurricanes Katrina, Rita and Wilma negatively impacted our operations throughout the areas affected by the hurricanes. We sustained damage to several of our production and distribution facilities and had large quantities of vending equipment and inventory damaged or destroyed. We also experienced increased costs in the aftermath of the hurricanes, including higher fuel prices, nonproductive labor expenses, outsourced services and extra storage space. As a result of these hurricanes, we recorded charges totaling $28 million, primarily related to (1) the write-off of damaged or destroyed fixed assets; (2) the estimated costs to retrieve and dispose of non-usable vending equipment; and (3) the loss of inventory. Approximately $26 million of the charges were included in SD&A and the remainder were recorded in cost of sales. We are self-insured up to specified limits for casualty losses, property damage and business interruption. We intend to seek recovery of amounts paid in excess of our self-insurance limits, but at this time we have not recorded any recovery amounts since we are unable to determine the ultimate outcome of these claims.

Bravo! Foods

In August 2005, we entered into a master distribution agreement (“MDA”) with Bravo! Foods (“Bravo”). Bravo is a producer and distributor of branded, shelf stable, flavored milk products. The MDA is effective October 31, 2005 through August 15, 2015 and may be terminated by either party subsequent to August 15, 2006, subject to a twelve-month notification period. In conjunction with the

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

execution of this agreement, we received from Bravo a warrant to purchase up to 30 million shares of Bravo common stock at $0.36 per share. The warrant is exercisable in whole or in part at any time until August 31, 2008. The estimated fair value of the warrant on the date received was approximately $14 million. This amount is being recognized on a straight-line basis as a reduction to cost of sales over the term of the related MDA. On the date the warrant was received, the 30 million shares represented approximately 19 percent of Bravo’s outstanding common stock.

Note 19

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our quarterly financial information (in millions, except per share data):

2005	First	Second(A)	Third(B)	Fourth(C)	Fiscal Year
Net operating revenues	$4,196	$5,128	$4,895	$4,487	$18,706

Gross profit	1,678	2,110	1,973	1,760	7,521

Operating income	220	582	423	206	1,431

Net income (loss) applicable to common shareowners	46	333	192	(57)	514

Basic net income (loss) per share applicable to common shareowners(D)	$0.10	$0.71	$0.41	$(0.12)	$1.09

Diluted net income (loss) per share applicable to common shareowners(D)	$0.10	$0.70	$0.40	$(0.12)	$1.08

2004	First	Second(A)	Third	Fourth(C)	Fiscal Year
Net operating revenues	$4,240	$4,844	$4,670	$4,404	$18,158

Gross profit	1,780	1,960	1,909	1,738	7,387

Operating income	304	451	449	232	1,436

Net income applicable to common shareowners	104	203	207	82	596

Basic net income per share applicable to common shareowners(D)	$0.23	$0.44	$0.44	$0.17	$1.28

Diluted net income per share applicable to common shareowners(D)	$0.22	$0.43	$0.44	$0.17	$1.26

(A)	Net income in the second quarter of 2005 includes a $48 million ($30 million net of tax, or $0.06 per diluted common share) decrease in our cost of sales from the receipt of proceeds related to the settlement of litigation against suppliers of HFCS; an $8 million ($5 million net of tax, or $0.01 per diluted common share) charge for restructuring activities, primarily in North America; and a $34 million ($0.07 per diluted common share) tax benefit primarily due to state tax rate changes. Net income in the second quarter of 2004 includes a $41 million ($26 million net of tax, or $0.05 per diluted common share) increase in our cost of sales from the transition to a new North American concentrate price structure with TCCC.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

(B)	Net income in the third quarter of 2005 includes a $24 million ($15 million net of tax, or $0.04 per diluted common share) charge for restructuring activities, primarily in North America and a $24 million ($15 million net of tax, or $0.03 per diluted common share) charge for asset write-offs associated with hurricane damage.

(C)	Net income in the fourth quarter of 2005 includes (1) a $5 million ($3 million net of tax, or $0.01 per diluted common share) decrease in our cost of sales from the receipt of proceeds related to the settlement of litigation against suppliers of HFCS; (2) a $48 million ($30 million net of tax, or $0.06 per diluted common share) charge for restructuring activities, primarily in North America; (3) a $4 million ($2 million net of tax) charge for asset write-offs associated with damage caused by Hurricanes Katrina, Rita and Wilma; (4) a $128 million ($0.27 per diluted common share) income tax provision related to the repatriation of foreign earnings; (5) an $8 million ($5 million net of tax, or $0.01 per diluted common share) net loss resulting from the early extinguishment of certain debt obligations in conjunction with the repatriation of foreign earnings; and (6) a $32 million ($0.06 per diluted common share) tax benefit primarily for state tax rate changes and for the revaluation of various income tax obligations. Net income in the fourth quarter of 2004 includes a $19 million ($0.04 per diluted common share) tax benefit as a result of tax rate changes in Europe.

(D)	Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Report of Management and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in ITEM 8.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our directors is in our 2006 Proxy Statement under the heading “The Board of Directors — The Current Board and Nominees for Election” and is incorporated into this report by reference.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2006 Proxy Statement under the heading “Security Ownership of Directors and Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” and information about the Audit Committee Financial Expert is in our 2006 Proxy Statement under the heading “The Board of Directors — Current Standing Committees of the Board of Directors — Audit Committee,” all of which is incorporated into this report by reference.

The information required by this item concerning our executive officers is contained in this report in Part I, Item 1, “BUSINESS — EXECUTIVE OFFICERS OF THE REGISTRANT.”

We have adopted a Code of Business Conduct for our employees and directors, including, specifically our executive officers. A copy of the code is posted on our website (http://www.cokecce.com). Click on the “Investors Relations” button to go to “Corporate Governance.” If we amend the code, or grant any waivers under the code, that are applicable to our directors, chief executive officers, or other persons subject to our securities trading policy — which we do not anticipate doing — then we will promptly post that amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information about director compensation is in our 2006 Proxy Statement under the heading “The Board of Directors — Compensation of Directors,” and information about executive compensation is in our 2006 Proxy Statement under the heading “Executive Compensation,” all of which is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in our 2006 Proxy Statement under the heading “Equity Compensation Plan Information,” and information about ownership of our common stock by certain persons is in our 2006 Proxy Statement under the headings “Voting — Principal Shareowners” and “Security Ownership of Directors and Officers,” all of which is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about certain transactions between us, The Coca-Cola Company and its affiliates, and certain other persons is in our 2006 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees and services provided to us by Ernst & Young LLP is in our 2006 Proxy Statement under the heading “Matters that may be Brought before the Annual Meeting — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.    The following documents are filed as a part of this report:

Report of Management.

Report of Independent Registered Public Accounting Firm on Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Consolidated Statements of Income — Years ended December 31, 2005, 2004, and 2003.

Consolidated Balance Sheets — December 31, 2005 and 2004.

Consolidated Statements of Cash Flows — Years ended December 31, 2005, 2004, and 2003.

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 2005, 2004, and 2003.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. The following financial statement schedule is included in this report:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003.	F-2

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
are identified in the exhibit listing

3.1	—	Restated Certificate of Incorporation of Coca-Cola Enterprises (restated as of April 15, 1992) as amended by Certificate of Amendment dated April 21, 1997 and by Certificate of Amendment dated April 26, 2000.	Exhibit 3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

3.2	—	Bylaws of Coca-Cola Enterprises, as amended through October 25, 2005.	Exhibit 3(ii) to our Current Report on Form 8-K (Date of Report: October 25, 2005).

4.1	—	Indenture dated as of July 30, 1991, together with the First Supplemental Indenture thereto dated January 29, 1992, between Coca-Cola Enterprises and The Chase Manhattan Bank, formerly known as Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), as Trustee, with regard to certain unsecured and unfunded debt securities of Coca-Cola Enterprises, and forms of notes and debentures issued thereunder.	Exhibit 4.1 to our Current Report on Form 8-K (Date of Report: July 30, 1991); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 29, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 15, 1993); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: May 12, 1995); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 25, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 3, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: November 15, 1996); Exhibit 4.3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: December 2, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 6, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: May 13, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 18, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 28, 1998); Exhibit 4.01 to our Current Report on Form 8-K/A (Date of Report: September 16, 1999); Exhibits 4.01 and 4.02 to our

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

Current Report on Form 8-K (Date of Report: August 9, 2001); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: April 25, 2002); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 9, 2002); Exhibits 4.01 and 4.02 to our Current Report on Form 8-K (Date of Report: September 29, 2003).

4.2	—	Medium-Term Notes Issuing and Paying Agency Agreement dated as of October 24, 1994, between Coca-Cola Enterprises and The Chase Manhattan Bank, formerly known as Chemical Bank, as issuing and paying agent, including as Exhibit B thereto the form of Medium-Term Note issuable thereunder.	Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

10.1	—	Coca-Cola Enterprises 1997 Stock Option Plan.*	Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.2	—	Coca-Cola Enterprises 1999 Stock Option Plan.*	Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.3	—	Coca-Cola Enterprises Executive Pension Plan (Amended and Restated January 1, 2002).*	Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.4	—	1997 Director Stock Option Plan.*	Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.5	—	Coca-Cola Enterprises Stock Deferral Plan (As Amended and Restated Effective December 12, 2005).*	Filed herewith.

10.6	—	Coca-Cola Enterprises 2001 Restricted Stock Award Plan.*	Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.7	—	Coca-Cola Enterprises 2001 Stock Option Plan.*	Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

10.8	—	Coca-Cola Enterprises Executive Management Incentive Plan (Effective January 1, 2005).*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: April 29, 2005).

10.9	—	Coca-Cola Enterprises Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated January 1, 2002).*	Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.10	—	Coca-Cola Enterprises Deferred Compensation Plan for Non-Employee Directors (As Amended and Restated Effective February 17, 2004).*	Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

10.11	—	Coca-Cola Enterprises Executive Retiree Medical Plan.*	Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.12	—	Form of Stock Option Agreement under the Coca-Cola Enterprises 2001 Stock Option Plan.*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.13	—	Form of Stock Option Agreement for Nonemployee Directors under the Coca-Cola Enterprises 2001 Stock Option Plan.*	Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.14	—	Form of Restricted Stock Award Agreement under the Coca-Cola Enterprises 2001 Restricted Stock Award Plan.*	Exhibit 99.3 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.15	—	Coca-Cola Enterprises 2004 Stock Award Plan.*	Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.16	—	Form of Deferred Stock Unit Award Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.17	—	Form of Stock Option Grant Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.18	—	Form of Stock Option Grant to Nonemployee Directors Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.3 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.19	—	Form of Restricted Stock Award Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.4 to our Current Report on Form 8-K (Date of Report: April 25, 2005) and Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2005.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

10.20	—	Separation Agreement between Coca-Cola Enterprises and G. David Van Houten, Jr., effective as of June 9, 2005.*	Exhibit 10 to our Current Report on Form 8-K (Date of Report: June 8, 2005).

10.21	—	Separation Agreement between Coca-Cola Enterprises and John R. Alm, dated December 14, 2005.*	Exhibit 10 to our Current Report on Form 8-K (Date of Report: December 15, 2005).

10.22	—	Executive Severance Guidelines approved by the Compensation Committee of the Board of Directors on October 25, 2005.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: October 25, 2005).

10.23	—	Tax Sharing Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.1 to our Registration Statement on Form S-1, No. 33-9447.

10.24	—	Registration Rights Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.3 to our Registration Statement on Form S-1, No. 33-9447.

10.25	—	Registration Rights Agreement dated as of December 17, 1991 among Coca-Cola Enterprises, The Coca-Cola Company and certain stockholders of Johnston Coca-Cola Bottling Group named therein.	Exhibit 10 to our Current Report on Form 8-K (Date of Report: December 18, 1991).

10.26	—	Form of Bottle Contract.	Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

10.27	—	Sweetener Sales Agreement — Bottler between The Coca-Cola Company and various Coca-Cola Enterprises bottlers, dated October 15, 2002.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

10.28	—	Can Supply Agreement, dated as of January 1, 1999, between American National Can Company and Coca-Cola Enterprises.**	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by American National Can Group, Inc. with the Securities and Exchange Commission under File No. 1-15163, for the period ended September 30, 1999.

10.29	—	Amendment to Can Supply Agreement, dated as of June 25, 2002, between Rexam Beverage Can Company and Coca-Cola Enterprises.*	Exhibit 99 to our Registration Statement on Form S-3, No. 333-100543.

10.30	—	Amendment (Letter Agreement) to Can Supply Agreement dated June 25, 2002 between Rexam Beverage Can Company and Coca-Cola Enterprises.**	Exhibit 10.28 to our Annual Report on From 10-K for the fiscal year ended December 31, 2004.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

10.31	—	Amendment (Letter Agreement) to Can Supply Agreement, dated September 3, 2003, between Rexam Beverage Can Company and Coca-Cola Enterprises.**	Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.32	—	Share Repurchase Agreement dated January 1, 1991 between The Coca-Cola Company and Coca-Cola Enterprises.	Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.33	—	Form of Bottler’s Agreement.	Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

10.34	—	Supplemental Agreement with effect from October 6, 2000 among The Coca-Cola Company, The Coca-Cola Export Corporation, Bottling Holdings (Netherlands) B.V., Coca-Cola Enterprises Belgium, Coca-Cola Enterprise, Coca-Cola Enterprises Nederland B.V., Coca-Cola Enterprises Limited, and La Société de Boissons Gazeuses de la Côte d’Azur, S.A.	Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.35	—	1999 – 2008 Cold Drink Equipment Purchase Partnership Program for the United States between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 23, 2002); Exhibit 10.1 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: January 23, 2002).

10.36	—	Letter Agreement dated August 9, 2004 amending the 1999 – 2010 Cold Drink Equipment Purchase Partnership Program (United States).**	Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.37	—	Letter agreement, dated December 20, 2005, by and between Coca-Cola Enterprises and The Coca-Cola Company, amending and restating 1999 – 2010 Cold Drink Equipment Purchase Partnership Program.**	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: December 20, 2005).

10.38	—	Cold Drink Equipment Purchase Partnership Program for Europe between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: January 23, 2002).

10.39	—	Amendment dated February 8, 2005 between Coca-Cola Enterprises and The Coca-Cola Export Corporation to Cold Drink Equipment Purchase Partnership Program of January 23, 2002.**	Exhibit 10 to our Current Report on Form 8-K (Date of Report: February 8, 2005); Exhibit 10 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: February 8, 2005).

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

10.40	—	1998-2008 Cold Drink Equipment Purchase Partnership Program for Canada between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: January 23, 2002); Exhibit 10.3 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: January 23, 2002).

10.41	—	Letter Agreement dated August 9, 2004 amending the 1999 – 2010 Cold Drink Equipment Purchase Partnership Program (Canada).**	Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.42	—	Letter Agreement dated December 20, 2005, by and between Coca-Cola Bottling Company and Coca-Cola Ltd., amending and restating 1998 – 2010 Cold Drink Equipment Purchase Partnership Program.**	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: December 20, 2005).

10.43	—	Agreement for Marketing Programs with The Coca-Cola Company in the former Herb bottling territories, between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.44	—	Growth Initiative Program agreement with The Coca-Cola Company dated April 15, 2002.	Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2002.

10.45	—	Letter agreement dated March 11, 2003 between The Coca-Cola Company and Coca-Cola Enterprises amending Growth Initiative Program agreement dated April 15, 2002.	Exhibit 10.44 to our Current Report on Form 10-K for the fiscal year ended December 31, 2002.

10.46	—	Letter Agreement dated July 13, 2004 terminating the Growth Initiative Program, eliminating SMF funding, and providing a new concentrate pricing schedule.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.47	—	Letter Agreement dated July 13, 2004 between The Coca-Cola Company and Coca-Cola Enterprises establishing a Global Marketing Fund.	Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.48	—	Undertaking from Bottling Holdings (Luxembourg), dated October 19, 2004, relating to various commercial practices that had been under investigation by the European Commission.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: October 19, 2004).

10.49	—	Final Undertaking from Bottling Holdings (Luxembourg) adopted by European Commission on June 22, 2005.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: June 22, 2005).

Exhibit Number		Description

Incorporated by Reference or Filed Herewith

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300;
our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing

12	—	Statement re computation of ratios.	Filed herewith.

21	—	Subsidiaries of the Registrant.	Filed herewith.

23	—	Consent of Independent Registered Public Accounting Firm	Filed herewith.

24	—	Powers of Attorney.	Filed herewith.

31.1	—	Certification by Lowry F. Kline, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to §302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241).	Filed herewith.

31.2	—	Certification by William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to §302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241).	Filed herewith.

32.1	—	Certification by Lowry F. Kline, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to §906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §1350).	Filed herewith.

32.2	—	Certification by William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to §906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §1350).	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 14(c).

**	The filer has requested confidential treatment with respect to portions of this document.

(b)	Exhibits

See Item 15(a)(3) above.

(c)	Financial Statement Schedules

See item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC. (Registrant)

By:	/S/ LOWRY F. KLINE
Lowry F. Kline
Chairman and Chief Executive Officer

Date: February 22, 2006

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LOWRY F. KLINE (Lowry F. Kline)	Chairman, Chief Executive Officer and a Director	February 22, 2006

/S/ WILLIAM W. DOUGLAS III (William W. Douglas III)	Senior Vice President and Chief Financial Officer (principal financial officer)	February 22, 2006

/S/ CHARLES D. LISCHER (Charles D. Lischer)	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 22, 2006

* (Fernando Aguirre)	Director	February 22, 2006

* (James E. Copeland, Jr.)	Director	February 22, 2006

* (Calvin Darden)	Director	February 22, 2006

* (J. Alexander M. Douglas, Jr.)	Director	February 22, 2006

* (J. Trevor Eyton)	Director	February 22, 2006

* (Gary P. Fayard)	Director	February 22, 2006

* (Irial Finan)	Director	February 22, 2006

Signature	Title	Date

* (Marvin J. Herb)	Director	February 22, 2006

* (L. Phillip Humann)	Director	February 22, 2006

* (Donna A. James)	Director	February 22, 2006

* (Summerfield K. Johnston, III)	Director	February 22, 2006

* (Paula R. Reynolds)	Director	February 22, 2006

*By:	/S/ JOHN J. CULHANE
John J. Culhane
Attorney-in-Fact

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004, and 2003	F-2

F-1

10-K SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

COCA-COLA ENTERPRISES INC.

(IN MILLIONS)

Column A	Column B		Column C		Column D		Column E
			Additions
Description	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe		Balance at End of Period
Fiscal Year Ended:
December 31, 2005
Allowances for losses on trade accounts receivable	$43	(F)	$14	$—	$17	(A)	$40	(B)
Valuation allowances for deferred tax assets	88		(3)	—	11	(C)	74
December 31, 2004
Allowances for losses on trade accounts receivable	46	(F)	2	—	5	(A)	43	(B)
Valuation allowances for deferred tax assets	125		13	—	50	(D)	88
December 31, 2003
Allowances for losses on trade accounts receivable	54	(F)	12	—	20	(A)	46	(B)
Valuation allowances for deferred tax assets	132		4	—	11	(E)	125

(A)	Charge-offs of/adjustments for uncollectible amounts, net.
(B)	Valuation allowances for losses on trade accounts receivable represent an estimate for losses related to bad debts and billing adjustments. The activity presented in this table represents the changes specifically related to bad debts.
(C)	Valuation allowance adjustments of $6 million for changes to state net operating loss carryforward assets and $5 million due to net operating loss expirations.
(D)	Valuation allowance adjustments of $29 million for changes to state net operating loss carryforward assets and $21 million due to net operating loss expirations.
(E)	Valuation allowance adjustments of $7 million for changes to state net operating loss carryforward assets and $4 million for the reversal of valuation allowances recorded as a reduction to franchise license intangible assets or goodwill.
(F)	As of December 31, 2004, 2003 and 2002, allowances for returns totaled $7 million, $6 million, and $6 million, respectively. These amounts, previously included in our allowance for losses on trade accounts, have been reclassified to current liabilities to conform to our current presentation.

F-2