Form 10-Q
period 2006-03-31
COCA COLA ENTERPRISES INC
filed 2006-05-02
CIK 804055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer  ☒   Accelerated Filer  ☐   Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock.

474,222,418 Shares of $1 Par Value Common Stock as of March 31, 2006

COCA-COLA ENTERPRISES INC.
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED MARCH 31, 2006

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended
	March 31, 2006	April 1, 2005
Net operating revenues	$4,333	$4,203
Cost of sales	2,596	2,518
Gross profit	1,737	1,685
Selling, delivery, and administrative expenses	1,561	1,465
Operating income	176	220
Interest expense, net	152	157
Other nonoperating expense, net	—	(1)
Income before income taxes	24	62
Income tax expense	8	16
Net income	$16	$46
Basic net income per share	$0.03	$0.10
Diluted net income per share	$0.03	$0.10
Dividends declared per share	$—	$0.04
Basic weighted average common shares outstanding	473	470
Diluted weighted average common shares outstanding	479	475
Income (expense) amounts from transactions with The Coca-Cola Company – Note 6:
Net operating revenues	$137	$126
Cost of sales	(1,178)	(1,146)
Selling, delivery, and administrative expenses	3	4

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	March 31, 2006	December 31, 2005
ASSETS
Current:
Cash and cash equivalents	$126	$107
Trade accounts receivable, less allowances of $41 and $40, respectively	1,907	1,802
Inventories	909	786
Current deferred income tax assets	316	313
Prepaid expenses and other current assets	374	387
Total current assets	3,632	3,395
Property, plant, and equipment, net	6,507	6,560
Goodwill	604	578
Franchise license intangible assets, net	13,947	13,832
Customer distribution rights and other noncurrent assets, net	975	992
Total assets	$25,665	$25,357

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,415	$2,639
Amounts payable to The Coca-Cola Company, net	190	180
Deferred cash receipts from The Coca-Cola Company	73	83
Current portion of debt	1,139	944
Total current liabilities	3,817	3,846
Debt, less current portion	9,388	9,165
Retirement and insurance programs and other long-term obligations	1,353	1,309
Deferred cash receipts from The Coca-Cola Company, less current	229	246
Long-term deferred income tax liabilities	5,160	5,106
Amounts payable to The Coca-Cola Company	34	42
Total liabilities	19,981	19,714

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 482,178,052 and 481,827,242 shares, respectively	482	482
Additional paid-in capital	2,963	2,943
Reinvested earnings	2,186	2,170
Accumulated other comprehensive income	166	162
Common stock in treasury, at cost – 7,955,634 and 8,031,660 shares, respectively	(113)	(114)
Total shareowners’ equity	5,684	5,643
Total liabilities and shareowners’ equity	$25,665	$25,357

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31, 2006	April 1, 2005
Cash Flows From Operating Activities:
Net income	$16	$46
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	244	263
Net change in customer distribution rights	14	11
Share-based compensation expense	17	6
Excess tax benefits from share-based payment arrangements	(2)	—
Deferred funding income from The Coca-Cola Company	(27)	(10)
Deferred income tax expense	8	—
Pension expense greater than retirement plan contributions	35	38
Net changes in assets and liabilities, net of acquisition amounts	(269)	(399)
Other changes, net	(48)	(89)
Net cash used in operating activities	(12)	(134)
Cash Flows From Investing Activities:
Capital asset investments	(202)	(180)
Capital asset disposals	4	2
Acquisitions of bottling operations, net of cash acquired	(102)	—
Net cash used in investing activities	(300)	(178)
Cash Flows From Financing Activities:
Increase in commercial paper, net	281	591
Issuances of debt	193	133
Payments on debt	(122)	(448)
Dividend payments on common stock	(28)	(19)
Exercise of employee share options	6	11
Excess tax benefits from share-based payment arrangements	2	—
Net cash derived from financing activities	332	268
Net effect of exchange rate changes on cash and cash equivalents	(1)	(3)
Net Change In Cash and Cash Equivalents	19	(47)
Cash and Cash Equivalents At Beginning of Period	107	155
Cash and Cash Equivalents At End of Period	$126	$108

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - ACCOUNTING AND REPORTING POLICIES

Our Business

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our”, or “us”) is the world’s largest marketer, producer, and distributor of bottle and can nonalcoholic beverages. We market, produce, and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States, the District of Columbia, the United States Virgin Islands, and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as “Europe”).

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”). For quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period.

Reclassifications

We have reclassified certain amounts in our prior year’s Condensed Consolidated Financial Statements to conform to our current presentation.

Seasonality

Our operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full-year ending December 31, 2006 due to business seasonality. Business seasonality is the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and interest expense, which are not significantly impacted by business seasonality.

NOTE 2 - NEW ACCOUNTING STANDARDS

Recently Issued Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our Condensed Consolidated Financial Statements.

Recently Adopted Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward, without change, the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 was effective for accounting changes and corrections of errors made after January 1, 2006.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 was effective January 1, 2006 and did not have a material impact on our Condensed Consolidated Financial Statements.

NOTE 3 - SHARE-BASED PAYMENT AWARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards, including employee share options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 pro forma disclosures.

During the three months ended March 31, 2006, we recorded $17 million in compensation expense related to our share-based payment awards. This amount included $8 million ($5 million net of tax or $0.01 per diluted common share) in incremental expense as a result of adopting SFAS 123R and $4 million related to the modification of certain awards in connection with our restructuring activities (refer to Note 13). Compensation expense related to our share-based payment awards is recorded in selling, delivery, and administrative (“SD&A”) expenses.

Prior to adopting SFAS 123R, we accounted for our share-based payment awards using the intrinsic value method of APB 25 and related interpretations, under which we did not record compensation expense for employee share options, unless the awards were modified.

The following table illustrates the effect on reported net income and earnings per share for the three months ended April 1, 2005, had we accounted for all of our share-based payment awards using the fair value method of SFAS 123R (in millions, except per share data):

Three Months Ended 2005
Net income, as reported	$46
Add: Total share-based employee compensation expense included in net income, net of tax	4
Less: Share-based employee compensation expense determined under the fair value method for all awards, net of tax	(12)
Net Income, pro forma	$38
Net income per share:
Basic – as reported	$0.10
Basic – pro forma	$0.08
Diluted – as reported	$0.10
Diluted – pro forma	$0.08

During the three months ended March 31, 2006, we did not grant any share options and granted 25,500 restricted shares to certain employees. We issued an aggregate of approximately 350,500 shares of common stock during the three months ended March 31, 2006 from the exercise of share options. As of March 31, 2006, we had approximately $55 million and $41 million of unrecognized compensation expense related to our unvested restricted shares and unvested share options, respectively. We expect to recognize this compensation expense over a weighted average period of 3.1 years for our unvested restricted shares and 1.7 years for our unvested share options. For additional information about our share-based payment awards and for additional disclosures required under SFAS 123R, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 4 - INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of March 31, 2006 and December 31, 2005 (in millions):

	March 31, 2006	December 31, 2005
Finished goods	$590	$483
Raw materials and supplies	319	303
Total inventories	$909	$786

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of March 31, 2006 and December 31, 2005 (in millions):

	March 31, 2006	December 31, 2005
Land	$516	$503
Building and improvements	2,223	2,176
Cold drink equipment	5,483	5,388
Fleet	1,609	1,610
Machinery and equipment	3,321	3,271
Furniture and office equipment	1,084	1,067
Property, plant, and equipment	14,236	14,015
Less: accumulated depreciation and amortization	7,994	7,756
	6,242	6,259
Construction in process	265	301
Property, plant, and equipment, net	$6,507	$6,560

Depreciation and amortization expense on our property, plant, and equipment totaled $244 million and $263 million in the first quarter of 2006 and 2005, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume during the first quarter of 2006 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 36 percent of our outstanding shares as of March 31, 2006. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the three months ended March 31, 2006 and April 1, 2005 (in millions):

	Three Months Ended
	2006	2005
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$96	$100
Dispensing equipment repair services	18	15
Other transactions	23	11
Total	$137	$126
Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,070)	$(1,038)
Purchases of sweeteners	(76)	(74)
Purchases of finished products	(162)	(147)
Marketing support funding earned	103	103
Cold drink equipment placement funding earned	27	10
Total	$(1,178)	$(1,146)
Amounts affecting selling, delivery, and administrative expenses:
Marketing program payments	$(1)	$(1)
Operating expense cost reimbursements from TCCC	7	6
Other transactions	(3)	(1)
Total	$3	$4

NOTE 7 – DEBT

The following table summarizes our debt as of March 31, 2006 and December 31, 2005 (in millions):

	March 31, 2006		December 31, 2005
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$439	4.8%	$156	3.9%
Euro commercial paper	228	2.6	236	2.4
Canadian dollar commercial paper	211	3.8	201	3.4
U.S. dollar notes due 2006-2037	2,494	5.0	2,496	5.0
Euro and pound sterling notes due 2006-2021	2,606	4.7	2,563	4.6
Canadian dollar notes due 2009	128	5.9	129	5.9
U.S. dollar debentures due 2012-2098	3,783	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(B)	197	8.4	193	8.4
Various foreign currency debt and credit facilities	250	—	172	—
Capital lease obligations (C)	141	—	132	—
Other debt obligations	50	—	48	—
Total debt	$10,527		$10,109
Less: current portion of debt	1,139		944
Debt, less current portion	$9,388		$9,165

(A) These rates represent the weighted average interest rates or effective interest rates on the balances outstanding.

(B) Amounts are shown net of unamortized discounts of $432 million and $436 million as of March 31, 2006 and December 31, 2005, respectively.

(C) These amounts represent the present value of our minimum capital lease payments as of March 31, 2006 and December 31, 2005, respectively.

At March 31, 2006 and December 31, 2005, approximately $1.4 billion and $849 million, respectively, of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our Condensed Consolidated Balance Sheets as a result of our intent and ability to refinance these borrowings through amounts available under our committed domestic and international credit facilities.

Debt and Credit Facilities

We have amounts available to us under various debt and credit facilities. Amounts available under our committed credit facilities serve as back-up to our domestic and international commercial paper programs and to support our working capital needs. Amounts available under our public debt facilities could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. The following table summarizes our availability under debt and credit facilities as of March 31, 2006 and December 31, 2005 (in millions):

	March 31, 2006	December 31, 2005
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities (A)	$2,898	$2,890
Amounts available under public debt facilities:(B)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	1,557	1,557
Total amounts available under public debt facilities	4,778	4,778

Total amounts available	$7,676	$7,668

(A) At March 31, 2006 and December 31, 2005, we had $250 million and $172 million, respectively, of short-term borrowings outstanding under our committed international credit facilities. Our primary committed domestic credit facility was established in 2004 and matures in 2009. This $2.5 billion revolving credit facility is with a syndicate of 26 banks and serves as a backstop to our various commercial paper programs and for general corporate borrowing purposes. There were no outstanding borrowings under this facility as of March 31, 2006 or December 31, 2005.

(B) Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of March 31, 2006. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

We guarantee debt and other obligations of certain third parties. In North America, we guarantee repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of March 31, 2006 and December 31, 2005 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2006	2005	2006	2005
Manufacturing cooperative	Various through 2015	$239	$236	$215	$223
Vending partnership	November 2006	25	25	16	13
Other	Renewable	1	1	1	1
		$265	$262	$232	$237

We hold no assets as collateral against these guarantees and no contractual recourse provisions exist under the guarantees that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships.

Legal Contingencies

On February 7, 2006, a purported class action lawsuit was filed against us and several of our current and former officers and directors (the “Argento Suit”). The lawsuit alleges that we engaged in “channel stuffing” with customers and raises certain insider trading claims. Also, on February 7, 2006, a separate, but related derivative lawsuit was filed against TCCC, certain officers and directors of TCCC, and certain of our officers and directors. This lawsuit makes claims that are virtually identical to the Argento Suit and further alleges that we are “controlled” by TCCC to our detriment and to the detriment of our shareholders. “Copycat” lawsuits virtually identical to these suits have already been filed in courts in Delaware and Georgia and it is possible that additional suits may be filed in the future. We are in the process of examining the claims raised in these lawsuits and possess strong defenses to the claims and expect, in due course, to ask the courts to dismiss the lawsuits. At this time, it is not possible for us to predict the ultimate outcome of these matters.

On February 14, 2006, a lawsuit was filed by a group of United States Coca-Cola bottler plaintiffs against TCCC and us (the “Ozarks Suit”). This lawsuit brings claims for breach of contract and breach of duty, along with other related claims arising out of our plan to offer warehouse delivery of Powerade to a specific customer within our exclusive territory. The lawsuit seeks unspecified compensatory and exemplary damages and seeks preliminary and permanent injunctive relief. Also, on February 14, 2006, a second lawsuit was filed by additional bottler plaintiffs. This lawsuit brings claims that are substantially similar to those in the Ozarks Suit, although it does not contain a request for preliminary injunctive relief. Plaintiffs in the Ozarks Suit have asked for expedited consideration of their request for a preliminary injunction. On March 17, 2006, the Ozarks Suit was transferred to the U.S. District Court for the Northern District of Georgia. On April 21, 2006, the plaintiffs filed a pleading with the federal court suggesting that the court defer any hearing or further briefing on the plaintiffs' motion for preliminary injunction. We are in the process of examining the claims raised in these lawsuits and possess strong defenses to the claims. At this time, it is not possible for us to predict the ultimate outcome of this matter.

In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court's verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas

Supreme Court in November 2004. The court has not yet released a decision. Even if the trial court’s verdict is not overturned, this matter would not have a material adverse effect on our Condensed Consolidated Financial Statements. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against an unfavorable outcome in these claims. At this time, we have not recorded any amounts for potential awards related to these additional claims.

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

Environmental

At March 31, 2006, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 38 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for having deposited hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

Should we not satisfy the provisions of the Jumpstart Programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to seek a partial refund. No refunds of amounts previously earned have ever been paid under the programs, and we believe the probability of a partial refund of amounts previously earned under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs. We and TCCC have amended prior agreements to reflect, where appropriate, modified goals and we believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart Programs.

Letters of Credit

At March 31, 2006, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers' compensation and large deductible casualty insurance programs aggregating $404 million and letters of credit for certain operating activities aggregating $4 million.

Indemnifications
In the normal course of business, we enter into agreements that provide general indemnifications. We have not made significant indemnification payments under such agreements in the past and we believe the likelihood of incurring such obligations in the future is remote. Furthermore, we cannot reasonably estimate future potential payment obligations, because we cannot predict when and under what circumstances they may be incurred. As a result, we have not recorded a liability in our Condensed Consolidated Financial Statements with respect to these general indemnifications.

NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three months ended March 31, 2006 and April 1, 2005 (in millions):

	Three Months Ended
	2006	2005
Components of net periodic benefit costs:
Service cost	$36	$32
Interest cost	39	36
Expected return on plan assets	(46)	(39)
Amortization of actuarial loss	20	16
Net periodic benefit cost	$49	$45

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs and the specific cost to us for those programs and other postretirement healthcare is not significant. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three months ended March 31, 2006 and April 1, 2005 (in millions):

	Three Months Ended
	2006	2005
Components of net periodic benefit costs:
Service cost	$3	$3
Interest cost	6	5
Amortization of prior service cost	(3)	(3)
Amortization of actuarial loss	1	1
Net periodic benefit cost	$7	$6

Contributions

Contributions to our pension and other postretirement benefit plans were $21 million and $13 million for the three months ended March 31, 2006 and April 1, 2005, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2006, as well as our actual contributions for the year ended December 31, 2005 (in millions):

	Projected 2006	Actual 2005
Pension - U.S.	$145	$204
Pension - Foreign	71	70
Other Postretirement	21	22
Total contributions	$237	$296

NOTE 10 - INCOME TAXES

Our effective tax rate was 31 percent and 25 percent for the three months ended March 31, 2006 and April 1, 2005, respectively. The following table provides a reconciliation of the income tax provision at the statutory federal rate to our actual income tax provision for the three months ended March 31, 2006 and April 1, 2005 (in millions):

	Three Months Ended
	2006	2005
U.S. federal statutory expense	$8	$22
State expense, net of federal benefit	—	1
Taxation of European and Canadian operations, net	(2)	(5)
Rate change expense (benefit)	1	(1)
Valuation allowance provision	—	1
Nondeductible items	—	1
Revaluation of income tax obligations	—	(1)
Other, net	1	(2)
Total provision for income taxes	$8	$16

NOTE 11 – EARNINGS AND DIVIDENDS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the dilutive effect of securities. The following table summarizes our basic and diluted earnings per share calculations for the three months ended March 31, 2006 and April 1, 2005 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended
	2006	2005
Net income	$16	$46
Basic weighted average common shares outstanding (A)	473	470
Effect of dilutive securities (B)	6	5
Diluted weighted average common shares outstanding	479	475
Basic net income per share	$0.03	$0.10
Diluted net income per share	$0.03	$0.10

(A) At March 31, 2006 and April 1, 2005, we were obligated to issue, for no additional consideration, 3.0 million and 3.4 million common shares, respectively, under deferred share plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share.

(B) Options to purchase 54 million and 55 million common shares were outstanding as of March 31, 2006 and April 1, 2005, respectively. Of these amounts, options to purchase 35 million and 30 million common shares for the three months ended March 31, 2006 and April 1, 2005, respectively, were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the three months ended March 31, 2006, we made dividend payments on common stock totaling $28 million, which represented our regular quarterly dividend of $0.06 per common share.

NOTE 12 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other adjustments, including items such as foreign currency translation adjustments, hedges of net investments in international subsidiaries, minimum pension liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our international subsidiaries are considered to be indefinitely reinvested. The following table summarizes our comprehensive income (loss) for the three months ended March 31, 2006 and April 1, 2005 (in millions):

	Three Months Ended
	2006	2005
Net income	$16	$46
Currency translations	9	(123)
Net investment hedges, net of tax	(5)	19
Minimum pension liability adjustment, net of tax	—	(3)
Other adjustments, net of tax	—	(5)
Net comprehensive income (loss) adjustments, net of tax	4	(112)
Comprehensive income (loss)	$20	$(66)

As of March 31, 2006, the gross unrealized loss related to our investment in certain marketable equity securities was approximately $3 million, which we have concluded is temporary in nature. The aggregate fair value of this investment was approximately $31 million at March 31, 2006. We have the intent and ability to continue to hold this investment.

NOTE 13 - RESTRUCTURING ACTIVITIES

During the three months ended March 31, 2006, we recorded restructuring charges totaling $39 million. These charges, included in SD&A expenses, were primarily related to (1) the reorganization of certain aspects of our operations in Europe; (2) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada; and (3) changes in our executive management. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front-line employees and our customers; and (3) will provide long-term cost savings through improved administrative and operating efficiencies. Similarly, the reorganization of certain aspects of our operations in Europe has helped improve operating effectiveness and efficiency while enabling our front-line employees to better meet the needs of our customers. During the remainder of 2006, we expect to incur additional restructuring charges of approximately $25 million related to these activities. We expect to be substantially complete with these restructuring activities by the end of 2006.

The following table summarizes our restructuring activities for the year ended December 31, 2005 and for the three months ended March 31, 2006 (in millions):

	Severance Pay and Benefits	Consulting, Relocation and Other	Total
Balance at December 31, 2004	$—	$—	$—
Provision	61	19	80
Cash payments	(18)	(19)	(37)
Non-cash payments	(10)	—	(10)
Balance at December 31, 2005	$33	$—	$33
Provision	32	7	39
Cash payments	(11)	(4)	(15)
Non-cash payments	(4)	—	(4)
Balance at March 31, 2006	$50	$3	$53

NOTE 14 – CENTRAL ACQUISITION

On February 28, 2006, we acquired the bottling operations of Central Coca-Cola Bottling Company, Inc. (“Central”) for a total purchase price of $102 million, net of cash acquired. The acquisition of Central, which operates in parts of Virginia, West Virginia, Pennsylvania, Maryland, and Ohio, bolsters our customer and supply chain alignment in the United States. Based upon our preliminary purchase price allocation, we have assigned a value of $6 million to customer relationships, $76 million to franchise license rights, and $27 million to goodwill. The value of the customer relationships is being amortized over a period of 15 years. The preliminary purchase price allocation is subject to change and will be revised, as necessary, based upon the final determination of the fair value of the assets and liabilities assumed as of the date of the acquisition. In connection with this acquisition, we recorded a liability as of the acquisition date totaling $1 million for costs associated with the severance and relocation of certain Central employees and the elimination of duplicate facilities. The operating results of Central have been included in our Condensed Consolidated Statement of Income from the date of acquisition. This acquisition did not have a material impact on our Condensed Consolidated Financial Statements.

COCA-COLA ENTERPRISES INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Business

Coca-Cola Enterprises Inc. (“we,” “our” or “us”) is the world’s largest marketer, producer, and distributor of bottle and can nonalcoholic beverages. We market, produce, and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States, the District of Columbia, the United States Virgin Islands, and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as “Europe”). Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”).

Licensee of The Coca-Cola Company

Our relationship with TCCC has a great impact on our success. Our collaborative efforts will continue to be beneficial to us as we work to create new brands, to market our products more effectively, to find ways to profitably grow the entire Coca-Cola business on a sustainable basis, and to make our system more efficient.

Seasonality

Our operating results for the first quarter of 2006 are not necessarily indicative of the results that may be expected for the full-year ending December 31, 2006 due to business seasonality. Business seasonality is the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and interest expense, which are not significantly impacted by business seasonality.

Financial Results

Our net income in the first quarter of 2006 was $16 million, or $0.03 per diluted common share, compared to net income of $46 million, or $0.10 per diluted common share, in the first quarter of 2005.

Our first quarter of 2006 results included the following items of significance:

•                  a $39 million ($26 million net of tax, or $0.06 per diluted common share) charge related to restructuring activities, primarily in Europe; and

•                  an $8 million ($5 million net of tax or $0.01 per diluted common share) increase in compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”).

Our financial results in the first quarter of 2006 were impacted by strong pricing growth in North America, which was driven by a combination of higher rates and improved mix. In Europe, we achieved modest operating performance improvement as we continued to implement initiatives designed to stabilize our operations. In both North America and Europe, we experienced a balanced increase in sales volume, which was driven by growth in our lower-calorie beverages and increased volume in several high-growth and high-margin categories, including sports drinks, energy drinks, and water. Our overall results for the quarter were negatively impacted by a higher cost of goods environment, an overall decline in the sale of sugared soft drinks, and by currency exchange rate changes.

2006 Outlook

We expect our overall capital spending to be approximately $1.0 billion during 2006. For North America, our goal is to achieve volume growth of approximately 1.0 to 2.0 percent and net price per case growth of approximately 2.0 to 3.0 percent. For Europe, our goals include volume growth of approximately 1.0 percent and net price per case growth of approximately 2.0 percent. We expect our consolidated cost of goods per case to increase approximately 3.0 percent during 2006, which includes (1) the impact of package mix shifts; (2) an expected decrease in PET (plastic) prices; and (3) a moderate increase in the cost of concentrate and other ingredient and packaging materials.

RESULTS OF OPERATIONS

The following table summarizes our Condensed Consolidated Statements of Income data as a percentage of net operating revenues for the periods presented:

	First Quarter
	2006	2005
Net operating revenues	100.0%	100.0%
Cost of sales	59.9	59.9
Gross profit	40.1	40.1
Selling, delivery, and administrative expenses	36.0	34.9
Operating income	4.1	5.2
Interest expense, net	3.5	3.7
Other nonoperating expense, net	0.0	0.0
Income before income taxes	0.6	1.5
Income tax expense	0.2	0.4
Net income	0.4%	1.1%

Operating Income

Our operating income decreased $44 million, or 20.0 percent, in the first quarter of 2006 to $176 million from $220 million in the first quarter of 2005. The following table summarizes the significant components of the change in our first quarter of 2006 operating income (in millions; percentages rounded to the nearest ½ percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost, and mix on gross profit	$58	26.5%
Impact of bottle and can volume on gross profit	16	7.5
Impact of selling, delivery, and administrative expenses	(68)	(31.0)
Impact of restructuring charges in 2006	(39)	(18.0)
Impact of change in accounting for share-based payment awards in 2006	(8)	(3.5)
Impact of currency exchange rate changes	(9)	(4.0)
Other changes in operating income	6	2.5
Change in operating income	$(44)	(20.0)%

Net Operating Revenues

Net operating revenues increased 3.0 percent in the first quarter of 2006 to $4.3 billion. Our net operating revenues in the first quarter of 2006 reflect the benefit of strong marketplace execution, which resulted in solid pricing growth and a moderate increase in sales volume. We experienced increases in the sale of our lower-calorie beverages, water brands, isotonics, and energy drinks, while the sale of our sugared soft drinks continued to decline. Our net operating revenues were also impacted by unfavorable currency exchange rate changes during the quarter. The percentage of our first quarter of 2006 net operating revenues derived from North America and Europe was 74 percent and 26 percent, respectively. Great Britain contributed approximately 43 percent of Europe’s net operating revenues in the first quarter of 2006.

Net operating revenue per case increased 2.0 percent in the first quarter of 2006 versus the first quarter of 2005. The following table summarizes the significant components of the change in our first quarter of 2006 net operating revenue per case (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Consolidated	North America	Europe
Changes in net operating revenue per case:
Bottle and can net price per case	3.0%	4.0%	2.0%
Belgium excise tax and VAT	0.0	0.0	(0.5)
Post mix revenues, agency revenues, and other revenues	1.0	1.0	(0.5)
Currency exchange rates	(2.0)	0.5	(8.0)
Change in net operating revenue per case	2.0%	5.5%	(7.0)%

Our bottle and can sales accounted for 90 percent of our net operating revenues during the first quarter of 2006. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher margin packages that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our first quarter of 2006 bottle and can net pricing per case was primarily achieved through rate increases, but also reflects additional mix benefit associated with the growth of our immediate consumption business and increased sales of high-margin products, such as energy drinks.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the United States, we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative for the North American bottling system. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $465 million and $507 million in the first quarter of 2006 and 2005, respectively. These amounts include net customer marketing accrual reductions related to prior year programs of $7 million and $17 million in the first quarter of 2006 and 2005, respectively. The cost of these various programs as a percentage of gross revenues was 6.1 percent and 6.9 percent in the first quarter of 2006 and 2005, respectively. The decrease in the cost of these various programs as a percentage of gross revenues was the result of higher promotional activities in the first quarter of 2005 in conjunction with the significant product innovation during the beginning of last year.

Cost of Sales

Cost of sales increased 3.0 percent in the first quarter of 2006 to $2.6 billion. Cost of sales per case increased 2.0 percent in the first quarter of 2006 versus the first quarter of 2005. The following table summarizes the significant components of the change in our first quarter of 2006 cost of sales per case (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Consolidated	North America	Europe
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	4.0%	4.5%	2.0%
Belgium excise tax and VAT	(0.5)	0.0	(1.0)
Bottle and can marketing credits and Jumpstart funding	(1.0)	(1.5)	0.5
Costs of post mix revenues, agency revenues, and other revenues	1.5	2.0	0.0
Currency exchange rates	(2.0)	0.5	(8.0)
Change in cost of sales per case	2.0%	5.5%	(6.5)%

During the first quarter of 2006, the increase in our bottle and can ingredient and packaging costs was primarily the result of increases in the costs of certain materials, particularly aluminum and fuel. We also experienced higher costs associated with package mix shifts and a moderate increase in the cost of concentrate. These increases were offset partially by a moderate decline in the cost of PET (plastic).

We implemented a project in the Netherlands to transition from the production and sale of refillable PET (plastic) bottles to the production and sale of non-refillable PET (plastic) bottles. The transition commenced in 2004 and was completed in the first quarter of 2006. We expect the increased packaging flexibility to increase sales in the Netherlands by offering added variety and convenience to consumers. The transition resulted in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable plastic bottles; (2) costs for removing current production lines; (3) termination and severance costs; (4) training costs; (5) external warehousing costs; and (6) operational inefficiencies. The total of these expenses is estimated to be approximately $19 million, net of $8 million in gains related to the sale of refillable PET (plastic) bottles and crates. We recognized $11 million and $16 million of these expenses during 2005 and 2004, respectively, and recorded gains totaling $2 million in the first quarter of 2006. We expect to record gains totaling $6 million during the remainder of 2006.

Volume

The following table summarizes the change in our first quarter of 2006 bottle and can volume versus the first quarter of 2005, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2005 (no acquisitions were made in 2005; selling days were the same in the first quarter of 2006 and 2005; rounded to the nearest ½ percent):

	Consolidated	North America	Europe
Change in volume	1.5%	1.5%	1.0%
Impact of acquisitions	(0.5)	(0.5)	0.0
Change in volume, adjusted for acquisitions	1.0%	1.0%	1.0%

North America comprised 77 percent of our first quarter of 2006 and 2005 bottle and can volume.

The following table summarizes our first quarter of 2006 volume results by major brand category, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2005 (no acquisitions were made in 2005; selling days were the same in the first quarter of 2006 and 2005; rounded to the nearest ½ percent):

	Change	Percent of Total
Consolidated:
Coca-Cola Trademark	(0.5)%	62.0%
Soft drink flavors and energy	2.5	24.0
Juices, isotonics, and other	3.0	8.0
Water	12.5	6.0
Total	1.0%	100%
North America:
Coca-Cola Trademark	(2.0)%	59.5%
Soft drink flavors and energy	4.5	26.0
Juices, isotonics, and other	2.5	7.5
Water	13.5	7.0
Total	1.0%	100%
Europe:
Coca-Cola Trademark	2.5%	71.0%
Soft drink flavors and energy	(7.5)	17.0
Juices, isotonics, and other	4.5	9.5
Water	1.5	2.5
Total	1.0%	100%

During the first quarter of 2006, the sales volume of our Coca-Cola Trademark products decreased 0.5 percent on a consolidated basis. Our regular Coca-Cola Trademark products, which represented 37.0 percent of our total first quarter of 2006 sales volume, decreased 2.0 percent on a consolidated basis. This decrease was primarily attributable to lower sales of Coke with Lime, Coca-Cola C2, and Vanilla Coke, offset partially by the introduction of Black Cherry Vanilla Coke in the first quarter of 2006. Our diet Coca-Cola Trademark products, which represented 25.0 percent of our total first quarter of 2006 sales volume, increased 1.0 percent on a consolidated basis. This increase was primarily driven by the benefit of new products, including Coca-Cola Zero and Diet Coke Sweetened with Splenda®, which were introduced during the second quarter of 2005. We also introduced Diet Black Cherry Vanilla Coke during the first quarter of 2006. The positive impact of these new products was partially offset by a decrease in the sale of regular Diet Coke, Diet Coke with Lime, and Diet Vanilla Coke.

On a consolidated basis, our soft drink flavors and energy volume increased 2.5 percent during the first quarter of 2006. This increase was primarily driven by the performance of our energy portfolio and higher sales of our Fresca products, offset partially by a decline in the sale of regular Sprite products. In North America, we introduced Tab Energy and Vault during the first quarter of 2006. We also benefited from the incremental volume of Full Throttle and Rockstar, which were introduced during the first and second quarters of 2005, respectively. In Europe, we experienced a decline in the sale of Fanta products, which contributed to the 7.5 percent decrease.

Our juices, isotonics and other volume increased 3.0 percent on a consolidated basis during the first quarter of 2006. This increase was primarily driven by significant volume growth in our sports drinks, Powerade and Aquarius, offset partially by a slight decrease in the sale of Minute Maid products. In North America, our Powerade volume was up 20.0 percent. Our water brands continued to perform well during the first quarter of 2006, increasing 12.5 percent on a consolidated basis. This performance was primarily the result of a significant increase in the sale of Dasani and the introduction of Dasani flavored waters beginning in the second quarter of 2005.

Our emphasis on diet, light, and noncarbonated beverages, together with renewed growth in the soft drinks category in Belgium and France, led to a volume gain of 4.0 percent in Continental Europe. Our first quarter of 2006 volume comparisons in Belgium were also positively impacted by changes in Belgium’s excise taxes and VAT that occurred at the end of December 2004, which resulted in lower volumes in the first quarter of 2005. In Great Britain, the carbonated soft drinks category continued to decline in the first quarter of 2006, which led to an overall volume decline of 3.0 percent. We have initiatives in place that are designed to improve this trend but do not expect a dramatic reversal in the near term.

The comparability of our volume results in the first quarter of 2006 was impacted by the Easter holiday, which fell in the first quarter of 2005, but occurred in the second quarter of 2006. The overall performance of our products during the first quarter of 2006 continued to be impacted by trends in the marketplace, which reflect a growing consumer preference for diet and lower-calorie beverages. As a result of these trends, we continue to experience a decline in the demand for sugared soft drinks. Consumers are also demanding more beverage choices, including the desire for new brands, brand extensions, new packaging and new categories. In order to capitalize on these trends, we will continue to promote product and package innovation during 2006, particularly in our diet and light brands, water brands and sports and energy drinks.

The following table summarizes our first quarter of 2006 volume results by major package category, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2005 (no acquisitions were made in 2005; selling days were the same in the first quarter of 2006 and 2005; rounded to the nearest ½ percent):

	Change	Percent of Total
North America:
Cans	0.5%	59.5%
20-ounce	5.5	15.0
2-liter	(4.5)	11.5
Other	4.5	14.0
Total	1.0%	100%
Europe:
Cans	4.0%	39.0%
Multi-serve PET (1-liter and greater)	0.5	32.5
Single-serve PET	(2.0)	12.5
Other	(2.5)	16.0
Total	1.0%	100%

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (“SD&A”) expenses increased $96 million, or 6.5 percent, to $1.6 billion in the first quarter of 2006. The following table summarizes the significant components of the change in our first quarter of 2006 SD&A expenses (in millions; percentages rounded to the nearest ½ percent):

	Amount	Percent Change of Total
Changes in SD&A expenses:
Administrative expenses	$39	2.5%
Selling and marketing expenses	28	2.0
Restructuring charges in 2006	39	2.5
Change in accounting for share-based payment awards in 2006	8	0.5
Currency exchange rate changes	(19)	(1.0)
Other expenses	1	0.0
Change in SD&A expenses	$96	6.5%

SD&A expenses as a percentage of net operating revenues was 36.0 percent and 34.9 percent in the first quarter of 2006 and 2005, respectively. The increase in our SD&A expenses as a percentage of net operating revenues was primarily driven by the restructuring charges that were recorded in the first quarter of 2006 and the incremental compensation expense related to the adoption of SFAS 123R.

During the first quarter of 2006, we recorded restructuring charges totaling $39 million. These charges were primarily related to (1) the reorganization of certain aspects of our operations in Europe; (2) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada; and (3) changes in our executive management. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front-line employees and our customers; and (3) will provide long-term cost savings through improved administrative and operating efficiencies. Similarly, the reorganization of certain aspects of our operations in Europe has helped improve operating effectiveness and efficiency while enabling our front-line employees to better meet the needs of our customers. During the remainder of 2006, we expect to incur additional restructuring charges of approximately $25 million related to these activities. We expect to be substantially complete with these restructuring activities by the end of 2006.

On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards, including employee share options, to be recorded as employee compensation expense over the requisite service period. We applied the modified prospective transition method when we adopted SFAS 123R and, therefore, did not restate any prior periods. During the first quarter of 2006, we recorded incremental compensation expense of $8 million as a result of adopting SFAS 123R. If we had accounted for our share-based payment awards under SFAS 123R during first quarter of 2005, our compensation expense would have been approximately $14 million higher. For additional information about the adoption of SFAS 123R, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Interest Expense

Interest expense, net decreased 3.0 percent in the first quarter of 2006 to $152 million from $157 million in the first quarter of 2005. At March 31, 2006, approximately 83 percent of our debt portfolio was comprised of fixed-rate debt and 17 percent was floating-rate debt. Our weighted average cost of debt was 5.9 percent in the first quarter of 2006 versus 5.5 percent in the first quarter of 2005. Our average outstanding debt balance in the first quarter of 2006 was $10.2 billion as compared to $11.1 billion in the first quarter of 2005.

Income Tax Expense

Our effective tax rate was 31 percent and 25 percent for the first quarter of 2006 and 2005, respectively. Our effective tax rate for the first quarter of 2006 included the unfavorable impact of $1 million (4 percentage point increase in our effective tax rate) related to state tax rate increases, while our effective tax rate for the first quarter of 2005 included the benefit of $1 million (2 percentage point decrease in our effective tax rate) related to state tax rate reductions. Our effective tax rate for the full-year 2006 is projected to be approximately 30 percent. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first quarter of 2006 and 2005.

RELATIONSHIP WITH THE COCA-COLA COMPANY

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume during the first quarter of 2006 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 36 percent of our outstanding shares as of March 31, 2006. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

The following table summarizes our availability under debt and credit facilities as of March 31, 2006 and December 31, 2005 (in millions):

	March 31, 2006	December 31, 2005
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities (A)	$2,898	$2,890
Amounts available under public debt facilities: (B)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	1,557	1,557
Total amounts available under public debt facilities	4,778	4,778

Total amounts available	$7,676	$7,668

(A) At March 31, 2006 and December 31, 2005, we had $250 million and $172 million, respectively, of short-term borrowings outstanding under our committed international credit facilities. Our primary committed domestic credit facility was established in 2004 and matures in 2009. This $2.5 billion revolving credit facility is with a syndicate of 26 banks and serves as a backstop to our various commercial paper programs and for general corporate borrowing purposes. There were no outstanding borrowings under this facility as of March 31, 2006 or December 31, 2005.

(B) Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At March 31, 2006 and December 31, 2005, we had approximately $878 million and $593 million, respectively, outstanding in commercial paper. During 2006, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and short-term credit facilities with operating cash flow and intend to refinance the remaining outstanding borrowings. As shown in the preceding table, at March 31, 2006, we had approximately $2.9 billion available for borrowing under committed domestic and international credit facilities.

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

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of March 31, 2006. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first quarter of 2006, our primary sources of cash were proceeds of (1) $281 million from the net issuance of commercial paper and (2) $193 million from the issuance of debt. Our primary uses of cash were (1) debt repayments of $122 million; (2) capital asset investments totaling $202 million; and (3) the acquisition of Central Coca-Cola Bottling, Inc. for $102 million, net of cash acquired.

Operating Activities

Our net cash used in operating activities totaled $12 million in the first quarter of 2006 versus $134 million in the first quarter of 2005. This change was primarily the result of working capital improvements, offset partially by lower net income. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our capital asset investments increased $22 million in the first quarter of 2006 to $202 million and represented the principal use of cash for investing activities. The following table summarizes our capital asset investments for the first quarter of 2006 and 2005 (in millions):

	First Quarter
	2006	2005
Operational infrastructure improvements	$77	$84
Cold drink equipment	101	67
Fleet purchases	12	16
Information technology and other capital investments	12	13
Total capital asset investments	$202	$180

Our investment in cold drink equipment increased in the first quarter of 2006 as compared to the first quarter of 2005, as a result of higher equipment placement requirements in 2006 versus 2005 under our amended Jumpstart agreements with TCCC.

Financing Activities

Our net cash derived from financing activities increased $64 million in the first quarter of 2006 to $332 million from $268 million in the first quarter of 2005. The following table summarizes our issuances of debt, payments on debt, and our net issuance of commercial paper for the first quarter of 2006 and 2005 (in millions):

				First Quarter
Issuances of debt	Maturity Date	Rate		2006	2005
British revolving credit facilities	Uncommitted	—	(A)	$133	$21
French revolving credit facilities	Uncommitted	—	(A)	43	104
Other issuances	—	—		17	8
Total issuances of debt, excluding commercial paper				193	133
Net issuances of commercial paper				281	591
Total issuances of debt				$474	$724

				First Quarter
Payments on debt	Maturity Date	Rate		2006	2005
$250 million U.S. dollar note	January 2005	8.00%		$—	$(250)
British revolving credit facilities	Uncommitted	—	(A)	(50)	(32)
French revolving credit facilities	Uncommitted	—	(A)	(55)	(95)
Other payments	—	—		(17)	(71)
Total payments on debt				$(122)	$(448)

(A) These credit facilities and notes carry variable interest rates.

During the first quarter of 2006, we made approximately $28 million in dividend payments on common stock, representing our regular quarterly dividend of $0.06 per common share.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $105 million, or 6.0 percent, to $1.9 billion at March 31, 2006 from $1.8 billion at December 31, 2005. Inventories increased $123 million, or 15.5 percent, to $909 million at March 31, 2006 from $786 million at December 31, 2005. These increases were primarily due to the seasonality of our business which results in higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year.

Liabilities and Shareowners’ Equity

Accounts payable and accrued expenses decreased $224 million, or 8.5 percent, to $2.4 billion at March 31, 2006 from $2.6 billion at December 31, 2005. This decrease was primarily driven by the timing of payments, including those related to our customer trade marketing programs and annual bonus program, which were made in the first quarter of 2006.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans were $21 million and $13 million for the first quarter of 2006 and 2005, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2006, as well as our actual contributions for the year ended December 31, 2005 (in millions):

	Projected 2006	Actual 2005
Pension - U.S.	$145	$204
Pension - Foreign	71	70
Other Postretirement	21	22
Total contributions	$237	$296

CONTINGENCIES

For information about our contingencies, including outstanding legal cases, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

OTHER INFORMATION

Central Acquisition

On February 28, 2006, we acquired the bottling operations of Central Coca-Cola Bottling Company, Inc. (“Central”) for a total purchase price of $102 million, net of cash acquired. For additional information about this acquisition, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We use pricing agreements to manage our market risk with respect to certain commodities, including all of our aluminum purchases. We currently have a pricing agreement with a supplier of the majority of our North American aluminum purchases that caps the price we pay for aluminum. This pricing agreement and related price cap are set to expire on December 31, 2006. The absence of this pricing agreement could subject us to increased market risk with respect to our aluminum purchases from this supplier, unless we are able to mitigate our exposure to price fluctuations through the use of hedging programs or other strategies. The inability to mitigate our exposure to price fluctuations could have a material adverse effect on our cost of sales.

For additional information about our market risk, refer to “Management’s Financial Review – Interest Rate and Currency Risk Management” in our Form 10-K for the year ended December 31, 2005.

Item 4.    Controls and Procedures

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1A. Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2005 (“Form 10-K”). The risk factors set forth below were disclosed in our Form 10-K, but have been updated to provide additional information.

Raw Materials and Other Costs

If there are increases in the costs of raw materials, ingredients, packaging materials, or other cost items, such as fuel, and we are unable to pass the increased costs onto our customers in the form of higher prices, our earnings and financial condition could be adversely affected. We use pricing agreements to manage our market risk with respect to certain commodities, including all of our aluminum purchases. We currently have a pricing agreement with a supplier of the majority of our North American aluminum purchases that caps the price we pay for aluminum. This pricing agreement and related price cap are set to expire on December 31, 2006. The absence of this pricing agreement could subject us to increased market risk with respect to our aluminum purchases from this supplier, unless we are able to mitigate our exposure to price fluctuations through the use of hedging programs or other strategies. The inability to mitigate our exposure to price fluctuations could adversely affect our cost of sales.

If suppliers of raw materials, ingredients, packaging materials, or other cost items, such as fuel, are affected by strikes, weather conditions, governmental controls, national emergencies, natural disasters, or other events, and we are unable to obtain the materials from an alternate source, our cost of sales, revenues, and ability to manufacture and distribute product could be adversely affected.

Use of Estimates

Our Condensed Consolidated Financial Statements and accompanying Notes include estimates and assumptions made by management that affect reported amounts. Actual results could differ materially from those estimates.

In performing our annual impairment test of our franchise license intangible assets for the year ended December 31, 2005, we estimated that the fair value of our North American franchise license intangible assets exceed their carrying amount by approximately 7 percent. Therefore, if the estimated value of these rights declined greater than this amount, we would need to record an impairment charge for these assets. For additional information about our annual impairment test of our franchise license intangible assets, refer to Note 1 of the Notes to Consolidated Financial Statements and “Management’s Financial Review – Critical Accounting Policies” in our Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the first quarter of 2006:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2006 through January 27, 2006	100,899	$19.49	—	33,283,579
January 28, 2006 through February 24, 2006	120,140	19.77	—	33,283,579
February 25, 2006 through March 31, 2006	3,968	19.90	—	33,283,579
Total	225,007	$19.65	—	33,283,579

(A)  The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. in payment of tax obligations related to the vesting of restricted shares.

Item 6.    Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
12	Ratio of Earnings to Fixed Charges	Filed herewith.
31.1	Certification of Lowry F. Kline, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification by William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
32.1	Certification of Lowry F. Kline, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.
32.2	Certification of William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date:	May 2, 2006	/s/ William W. Douglas III
William W. Douglas III
Senior Vice President and Chief Financial Officer

Date:	May 2, 2006	/s/ Charles D. Lischer
Charles D. Lischer
Vice President, Controller and Chief Accounting Officer