Form 10-Q
period 2006-06-30
COCA COLA ENTERPRISES INC
filed 2006-07-28
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

475,180,492 Shares of $1 Par Value Common Stock as of June 30, 2006

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2006

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Net operating revenues	$5,467	$5,138	$9,800	$9,341
Cost of sales	3,291	3,018	5,887	5,536
Gross profit	2,176	2,120	3,913	3,805
Selling, delivery, and administrative expenses	1,637	1,538	3,198	3,003
Operating income	539	582	715	802
Interest expense, net	161	157	313	314
Other nonoperating income (expense), net	3	(8)	3	(9)
Income before income taxes	381	417	405	479
Income tax expense	42	84	50	100
Net income	$339	$333	$355	$379
Basic net income per share	$0.71	$0.71	$0.75	$0.80
Diluted net income per share	$0.71	$0.70	$0.74	$0.80
Dividends declared per share	$0.06	$0.04	$0.06	$0.08
Basic weighted average common shares outstanding	474	471	474	471
Diluted weighted average common shares outstanding	480	475	479	475
Income (expense) amounts from transactions with The Coca-Cola Company – Note 6:
Net operating revenues	$163	$145	$300	$273
Cost of sales	(1,485)	(1,316)	(2,663)	(2,466)
Selling, delivery, and administrative expenses	4	7	7	11

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current:
Cash and cash equivalents	$161	$107
Trade accounts receivable, less allowances of $48 and $40, respectively	2,442	1,802
Inventories	1,018	786
Current deferred income tax assets	284	313
Prepaid expenses and other current assets	405	387
Total current assets	4,310	3,395
Property, plant, and equipment, net	6,601	6,560
Goodwill	601	578
Franchise license intangible assets, net	14,219	13,832
Customer distribution rights and other noncurrent assets, net	1,011	992
Total assets	$26,742	$25,357

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,649	$2,639
Amounts payable to The Coca-Cola Company, net	254	180
Deferred cash receipts from The Coca-Cola Company	59	83
Current portion of debt	961	944
Total current liabilities	3,923	3,846
Debt, less current portion	9,847	9,165
Retirement and insurance programs and other long-term obligations	1,346	1,309
Deferred cash receipts from The Coca-Cola Company, less current	213	246
Long-term deferred income tax liabilities	5,220	5,106
Amounts payable to The Coca-Cola Company	29	42

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 483,169,756 and 481,827,242 shares, respectively	483	482
Additional paid-in capital	2,992	2,943
Reinvested earnings	2,495	2,170
Accumulated other comprehensive income	308	162
Common stock in treasury, at cost – 7,989,264 and 8,031,660 shares, respectively	(114)	(114)
Total shareowners’ equity	6,164	5,643
Total liabilities and shareowners’ equity	$26,742	$25,357

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	June 30, 2006	July 1, 2005
Cash Flows From Operating Activities:
Net income	$355	$379
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	497	514
Net change in customer distribution rights	21	20
Share-based compensation expense	31	14
Excess tax benefits from share-based payment arrangements	(1)	—
Deferred funding income from The Coca-Cola Company	(57)	(23)
Deferred income tax expense	19	48
Pension expense (less) greater than retirement plan contributions	(49)	76
Net changes in assets and liabilities, net of acquisition amounts	(556)	(611)
Other changes, net	(71)	(28)
Net cash derived from operating activities	189	389
Cash Flows From Investing Activities:
Capital asset investments	(420)	(398)
Capital asset disposals	18	36
Acquisition of bottling operations, net of cash acquired	(102)	—
Net cash used in investing activities	(504)	(362)
Cash Flows From Financing Activities:
Increase in commercial paper, net	224	302
Issuances of debt	721	299
Payments on debt	(548)	(579)
Dividend payments on common stock	(57)	(38)
Exercise of employee share options	23	18
Excess tax benefits from share-based payment arrangements	1	—
Net cash derived from financing activities	364	2
Net effect of exchange rate changes on cash and cash equivalents	5	(11)
Net Change In Cash and Cash Equivalents	54	18
Cash and Cash Equivalents At Beginning of Period	107	155
Cash and Cash Equivalents At End of Period	$161	$173

Supplemental Noncash Investing Activities:
Capital lease additions	$25	$27

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2005 (“Form 10-K”). For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period.

Reclassifications

We have reclassified certain amounts in our prior year Condensed Consolidated Financial Statements to conform to our current presentation.

Seasonality

Our operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006, due to business seasonality. Business seasonality is the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and interest expense, which are not significantly impacted by business seasonality.

NOTE 2 - NEW ACCOUNTING STANDARDS

Recently Issued Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact FIN 48 will have on our Consolidated Financial Statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our Consolidated Financial Statements.

Recently Adopted Standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted.

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

NOTE 3 - SHARE-BASED PAYMENT AWARDS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 pro forma disclosures.

During the three and six months ended June 30, 2006, we recorded $14 million and $31 million, respectively, in compensation expense related to our share-based payment awards. These amounts included $9 million ($5 million net of tax, or $0.01 per diluted common share) and $17 million ($11 million net of tax, or $0.02 per diluted common share), respectively, in incremental expense as a result of adopting SFAS 123R. Our share-based compensation expense for the six months ended June 30, 2006 also included $4 million related to the modification of certain awards in connection with our restructuring activities (refer to Note 13). We recognize compensation expense for our share-based payment awards on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. Compensation expense related to our share-based payment awards is recorded in selling, delivery, and administrative (“SD&A”) expenses.

Prior to adopting SFAS 123R, we accounted for our share-based payment awards using the intrinsic value method of APB 25 and related interpretations. Under APB 25, we did not record compensation expense for employee share options, unless the awards were modified, because our share options were granted with exercise prices equal to or greater than the fair value of our stock on the date of grant.

The following table illustrates the effect on reported net income and earnings per share for the three and six months ended July 1, 2005, had we accounted for our share-based payment awards using the fair value method of SFAS 123 (in millions, except per share data):

	Three Months Ended	Six Months Ended
	2005	2005
Net income, as reported	$333	$379
Add: Total share-based employee compensation costs included in net income, net of tax	4	8
Less: Share-based employee compensation costs determined under the fair value method for all awards, net of tax	(13)	(25)
Net income, pro forma	$324	$362
Net income per share:
Basic – as reported	$0.71	$0.80
Basic – pro forma	$0.69	$0.77
Diluted – as reported	$0.70	$0.80
Diluted – pro forma	$0.68	$0.76

We determine the grant-date fair value of our share-based payment awards using a Black-Scholes valuation model, unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. During the three and six months ended June 30, 2006, we granted 2,000 and 27,500 restricted shares, respectively, to certain employees and granted 900,000 share options to our Chief Executive Officer. The share options (1) were granted with an exercise price equal to the fair value of our stock on the date of grant; (2) vest ratably over a period of three years, subject to certain market conditions that require our stock price to increase 25 percent and 50 percent for a defined period; and (3) expire 10 years from the date of grant. Using a Monte Carlo simulation model, we estimated that the grant-date fair value of the share options was $7.84, which included certain considerations regarding expected exercise behavior. The following table summarizes the assumptions that were used in estimating the grant-date fair value of these share options:

2006
Dividend yield (A)	1.2%
Expected volatility (B)	30.0%
Risk-free interest rate (C)	5.0%

(A) The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant.

(B) The expected volatility was determined by using a combination of the historical volatility of our stock, the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(C) The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life of the options on the date of grant.

We issued an aggregate of approximately 1.0 million and 1.3 million shares of common stock from the exercise of share options during the three and six months ended June 30, 2006, respectively. As of June 30, 2006, we had approximately $50 million and $38 million of unrecognized compensation expense related to our unvested restricted shares and unvested share options, respectively. We expect to recognize this compensation expense over a weighted average period of 2.9 years for our unvested restricted shares and 1.7 years for our unvested share options. For additional information about our share-based payment awards and for additional disclosures required under SFAS 123R, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 4 - INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of June 30, 2006 and December 31, 2005 (in millions):

	June 30,	December 31,
	2006	2005
Finished goods	$661	$483
Raw materials and supplies	357	303
Total inventories	$1,018	$786

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of June 30, 2006 and December 31, 2005 (in millions):

	June 30,	December 31,
	2006	2005
Land	$528	$503
Building and improvements	2,291	2,176
Cold drink equipment	5,687	5,388
Fleet	1,647	1,610
Machinery and equipment	3,457	3,271
Furniture and office equipment	1,116	1,067
Property, plant, and equipment	14,726	14,015
Less: accumulated depreciation and amortization	8,357	7,756
	6,369	6,259
Construction in process	232	301
Property, plant, and equipment, net	$6,601	$6,560

Depreciation and amortization expense on our property, plant, and equipment totaled $497 million and $514 million during the six months ended June 30, 2006 and July 1, 2005, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of Coca-Cola products with 93 percent of our sales volume during the three and six months ended June 30, 2006 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned 36 percent of our outstanding shares as of June 30, 2006. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

We have received an extension until October 25, 2006 of our bottler agreements with TCCC for our territories in Belgium, continental France, and the Netherlands while we negotiate the renewal of these licenses. We believe that we and TCCC will enter into agreements without material modifications to the terms of the existing agreements and without substantial cost. For additional information about these agreements, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 and July 1, 2005 (in millions):

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$110	$108	$206	$208
Dispensing equipment repair services	19	19	37	36
Other transactions	34	18	57	29
Total	$163	$145	$300	$273
Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,307)	$(1,229)	$(2,377)	$(2,267)
Purchases of sweeteners	(79)	(27)	(155)	(101)
Purchases of finished products	(246)	(195)	(408)	(346)
Marketing support funding earned	117	122	220	225
Cold drink equipment placement funding earned	30	13	57	23
Total	$(1,485)	$(1,316)	$(2,663)	$(2,466)
Amounts affecting selling, delivery, and administrative expenses:
Marketing program payments	$(1)	$(1)	$(2)	$(2)
Operating expense cost reimbursements	7	6	14	12
Other transactions	(2)	2	(5)	1
Total	$4	$7	$7	$11

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

NOTE 7 - DEBT

The following table summarizes our debt as of June 30, 2006 and December 31, 2005 (in millions):

	June 30, 2006		December 31, 2005
	Principal	Rates(A)	Principal	Rates(A)
	Balance		Balance
U.S. dollar commercial paper	$366	5.2%	$156	3.9%
Euro commercial paper	233	2.8	236	2.4
Canadian dollar commercial paper	243	4.4	201	3.4
U.S. dollar notes due 2006-2037	2,493	5.0	2,496	5.0
Euro and pound sterling notes due 2006-2021(B)	2,762	4.9	2,563	4.6
Canadian dollar notes due 2009	134	5.9	129	5.9
U.S. dollar debentures due 2012-2098	3,783	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(C)	201	8.4	193	8.4
Various foreign currency debt and credit facilities	383	—	172	—
Capital lease obligations (D)	148	—	132	—
Other debt obligations	62	—	48	—
Total debt	10,808		10,109
Less: current portion of debt	961		944
Debt, less current portion	$9,847		$9,165

(A) These rates represent the weighted average interest rates or effective interest rates on the outstanding balances.

(B) In May 2006, a £175 million British pound sterling, 4.13 percent note (U.S. $330 million) matured. In connection with the maturing of this note, we issued a new £175 million British pound sterling, 5.25 percent note (U.S. $325 million) due May 2009.

(C) Amounts are shown net of unamortized discounts of $428 million and $436 million as of June 30, 2006 and December 31, 2005, respectively.

(D) These amounts represent the present value of our minimum capital lease payments as of June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006 and December 31, 2005, approximately $2.1 billion and $849 million, respectively, of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our Condensed Consolidated Balance Sheets as a result of our intent and ability to refinance these borrowings through amounts available under committed credit facilities.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. Amounts available under committed credit facilities serve as back-up to our domestic and international commercial paper programs and support our working capital needs. Amounts available under our public debt facilities could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. The following table summarizes our availability under debt and credit facilities as of June 30, 2006 and December 31, 2005 (in millions):

	June 30,	December 31,
	2006	2005
Amounts available for borrowing:
Amounts available under committed credit facilities (A)	$2,827	$2,890
Amounts available under public debt facilities:(B)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	1,514	1,557
Total amounts available under public debt facilities	4,735	4,778

Total amounts available	$7,562	$7,668

(A) At June 30, 2006, we had $93 million of short-term borrowings outstanding under committed credit facilities. Our primary committed credit facility matures in 2009. This $2.5 billion revolving credit facility is with a syndicate of 26 banks and serves as a backstop to our various commercial paper programs and for general corporate borrowing purposes. There were no outstanding borrowings under this facility as of June 30, 2006 or December 31, 2005.

(B) Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of June 30, 2006. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

We guarantee debt and other obligations of certain third parties. In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of June 30, 2006 and December 31, 2005 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2006	2005	2006	2005
Manufacturing cooperative	Various through 2015	$239	$236	$225	$223
Vending partnership	November 2006	25	25	15	13
Other	Renewable	1	1	1	1
		$265	$262	$241	$237

We hold no assets as collateral against these guarantees and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships.

Legal Contingencies

On February 7, 2006, a purported class action lawsuit was filed against us and several of our current and former officers and directors (the “Argento Suit”). The lawsuit alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. “Copycat” lawsuits virtually identical to this suit, some raising derivative claims under Delaware state law and others bringing claims under the Employees’ Retirement Income Security Act, were filed in courts in Delaware and Georgia. Some of these suits name TCCC as a defendant and allege that we are “controlled” by TCCC to our detriment and to the detriment of our shareowners. It is possible that additional suits may be filed in the future. The various suits either have been or will be consolidated in each court by suit type. We moved to dismiss the Argento Suit, and by order dated May 19, 2006 that suit was dismissed. On June 30, 2006, an amended complaint was filed, containing allegations substantially similar to those in the Argento Suit. We possess strong defenses to the claims raised in these lawsuits and will ask the courts to dismiss the suits. At this time, it is not possible for us to predict the ultimate outcome of these matters.

On February 14, 2006, a lawsuit was filed by a group of United States Coca-Cola bottlers against TCCC and us (the “Ozarks Suit”). This lawsuit brings claims for breach of contract and breach of duty, along with other related claims arising out of our plan to offer warehouse delivery of Powerade to a specific customer within our exclusive territory. The lawsuit seeks unspecified compensatory and exemplary damages and seeks preliminary and permanent injunctive relief. Also, on February 14, 2006, a second lawsuit was filed in Alabama state court by additional bottler plaintiffs. This lawsuit brings claims that are substantially similar to those in the Ozarks Suit, although it does not contain a request for preliminary injunctive relief. On March 17, 2006, the Ozarks Suit was transferred to the U.S. District Court for the Northern District of Georgia. On April 21, 2006, the Ozarks plaintiffs filed a pleading with the federal court suggesting that the court defer any hearing or further briefing on the plaintiffs' motion for preliminary injunction. We are in the process of examining the claims raised in these lawsuits and possess strong defenses to the claims. At this time, it is not possible for us to predict the ultimate outcome of these matters.

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

Environmental

At June 30, 2006, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material adverse effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 38 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our subsidiaries, including one of our Canadian subsidiaries, some of which may not be resolved for many years. We believe we have substantial defenses to the questions being raised and would pursue all legal remedies before an unfavorable outcome would result. We believe we have adequately provided for any amounts that could result from these proceedings where (1) it is probable we will pay some amount and (2) the amount can be estimated. At this time, it is not possible for us to predict the ultimate outcome of some of these matters.

Cold Drink Equipment Placement

We participate in programs with TCCC designed to promote the placement of cold drink equipment (“Jumpstart Programs”). Under the Jumpstart Programs, as amended, we agree to (1) purchase and place specified numbers of venders/coolers or other cold drink equipment each year through 2010; (2) maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum sales volume of TCCC products; and (5) achieve for TCCC a certain gross profit on TCCC products sold through energy coolers. We have agreed to relocate equipment if it is not generating sufficient volume to meet minimum requirements. Movement of the equipment is required only if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the programs.

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

Letters of Credit

At June 30, 2006, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $399 million and letters of credit for certain operating activities aggregating $4 million.

Indemnifications
In the normal course of business, we enter into agreements that provide general indemnifications. We have not made significant indemnification payments under such agreements in the past and we believe the likelihood of incurring such obligations in the future is remote. Furthermore, we cannot reasonably estimate future potential payment obligations because we cannot predict when and under what circumstances they may be incurred. As a result, we have not recorded a liability in our Condensed Consolidated Financial Statements with respect to these general indemnifications.

NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three and six months ended June 30, 2006 and July 1, 2005 (in millions):

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Components of net periodic benefit costs:
Service cost	$37	$33	$73	$65
Interest cost	39	38	78	74
Expected return on plan assets	(47)	(41)	(93)	(80)
Amortization of actuarial loss	20	16	40	32
Net periodic benefit cost	$49	$46	$98	$91

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs and the specific cost to us for those programs and other postretirement healthcare is not significant. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three and six months ended June 30, 2006 and July 1, 2005 (in millions):

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Components of net periodic benefit costs:
Service cost	$3	$3	$6	$6
Interest cost	5	6	11	11
Amortization of prior service cost	(4)	(3)	(7)	(6)
Amortization of actuarial loss	2	1	3	2
Net periodic benefit cost	$6	$7	$13	$13

Contributions

Contributions to our pension and other postretirement benefit plans were $160 million and $28 million for the six months ended June 30, 2006 and July 1, 2005, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2006, as well as our actual contributions for the year ended December 31, 2005 (in millions):

	Projected	Actual
	2006	2005
Pension - U.S.(A)	$145	$204
Pension - Foreign	71	70
Other Postretirement	21	22
Total contributions	$237	$296

(A) Our projected 2006 U.S. pension contribution assumes that the Pension Security and Transparency Act of 2005 (“Pension Act”) is enacted into law. The Pension Act contains, among other things, rate relief for sponsors of defined benefit pension plans. If the rate relief contained within the Pension Act is not passed, we would be required to make an additional minimum contribution of approximately $65 million in order to maintain the IRS-defined 90 percent current liability funded status.

NOTE 10 - INCOME TAXES

Our effective tax rate was 12 percent and 21 percent for the six months ended June 30, 2006 and July 1, 2005, respectively. The following table provides a reconciliation of the income tax provision at the statutory federal rate to our actual income tax provision for the six months ended June 30, 2006 and July 1, 2005 (in millions):

	Six Months Ended
	2006	2005
U.S. federal statutory expense	$142	$167
State expense, net of federal benefit	5	7
Taxation of European and Canadian operations, net	(39)	(43)
Rate and law change benefit	(70)	(35)
Valuation allowance provision	4	1
Nondeductible items	8	7
Revaluation of income tax obligations	—	(3)
Other, net	—	(1)
Total provision for income taxes	$50	$100

NOTE 11 - EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. The following table summarizes our basic and diluted earnings per share calculations for the three and six months ended June 30, 2006 and July 1, 2005 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Net income	$339	$333	$355	$379
Basic weighted average common shares outstanding (A)	474	471	474	471
Effect of dilutive securities (B)	6	4	5	4
Diluted weighted average common shares outstanding	480	475	479	475
Basic net income per share	$0.71	$0.71	$0.75	$0.80
Diluted net income per share	$0.71	$0.70	$0.74	$0.80

(A) At June 30, 2006 and July 1, 2005, we were obligated to issue, for no additional consideration, 2.9 million and 3.3 million common shares, respectively, under deferred share plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share.

(B) Options to purchase 52 million and 54 million common shares were outstanding as of June 30, 2006 and July 1, 2005, respectively. Of these amounts, options to purchase 34 million and 30 million common shares for both the three and six months ended June 30, 2006 and July 1, 2005, respectively, were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the six months ended June 30, 2006 and July 1, 2005, we made dividend payments on our common stock totaling $57 million and $38 million, respectively. In December 2005, our Board of Directors approved a 50 percent increase in our quarterly dividend to $0.06 beginning in the first quarter of 2006.

NOTE 12 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other adjustments, including items such as foreign currency translation adjustments, hedges of net investments in international subsidiaries, minimum pension liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our international subsidiaries are considered to be indefinitely reinvested. The following table summarizes our comprehensive income (loss) for the three and six months ended June 30, 2006 and July 1, 2005 (in millions):

	Three Months Ended		Six Months Ended
	2006	2005	2006	2005
Net income	$339	$333	$355	$379
Currency translations	154	(231)	163	(354)
Net investment hedges, net of tax	(14)	28	(19)	47
Minimum pension liability adjustment, net of tax	(1)	—	(1)	(3)
Other adjustments, net of tax	3	3	3	(2)
Net comprehensive income adjustments, net of tax	142	(200)	146	(312)
Comprehensive income	$481	$133	$501	$67

NOTE 13 - RESTRUCTURING ACTIVITIES

During the three and six months ended June 30, 2006, we recorded restructuring charges totaling $8 million and $47 million, respectively. These charges, included in SD&A expenses, were primarily related to (1) the reorganization of certain aspects of our operations in Europe; (2) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada; and (3) changes in our executive management. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front-line employees and our customers; and (3) will provide long-term cost savings through improved administrative and operating efficiencies. Similarly, the reorganization of certain aspects of our operations in Europe has helped improve operating effectiveness and efficiency while enabling our front-line employees to better meet the needs of our customers. During the remainder of 2006, we expect to incur additional restructuring charges of approximately $15 million primarily associated with relocations, workforce reductions, and vacating certain real property leases in connection with these restructuring activities. We expect to be substantially complete with these restructuring activities by the end of 2006.

The following table summarizes our restructuring activities for the six months ended June 30, 2006 and for the year ended December 31, 2005 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2004	$—	$—	$—
Provision	61	19	80
Cash payments	(18)	(19)	(37)
Non-cash	(10)	—	(10)
Balance at December 31, 2005	33	—	33
Provision	38	9	47
Cash payments	(30)	(5)	(35)
Non-cash	(4)	(1)	(5)
Balance at June 30, 2006	$37	$3	$40

NOTE 14 – CENTRAL ACQUISITION

On February 28, 2006, we acquired the bottling operations of Central Coca-Cola Bottling Company, Inc. (“Central”) for a total purchase price of $102 million, net of cash acquired. The acquisition of Central, which operates in parts of Virginia, West Virginia, Pennsylvania, Maryland, and Ohio, bolsters our customer and supply chain alignment in the United States. Based upon our preliminary purchase price allocation, we have assigned a value of $6 million to customer relationships, $81 million to franchise license rights, and $23 million to goodwill. The value of the customer relationships is being amortized over a period of 15 years. We have assigned an indefinite life to the franchise license rights since our domestic cola franchise license agreements with TCCC do not expire and our domestic non-cola franchise license agreements with TCCC can be renewed for additional terms with minimal cost (refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for additional information about our franchise license agreements with TCCC). The preliminary purchase price allocation is subject to change and will be revised, as necessary, based upon the final determination of the fair value of the assets and liabilities assumed as of the date of the acquisition. In connection with this acquisition, we recorded a liability as of the acquisition date totaling $1 million for costs associated with the severance and relocation of certain Central employees and the elimination of duplicate facilities. The operating results of Central have been included in our Condensed Consolidated Statement of Income from the date of acquisition. This acquisition did not have a material impact on our Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

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

Seasonality

Our operating results for the second quarter of 2006 are not necessarily indicative of the results that may be expected for the full-year ending December 31, 2006 due to business seasonality. Business seasonality is the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and interest expense, which are not significantly impacted by business seasonality.

Financial Results

Our net income in the second quarter of 2006 was $339 million, or $0.71 per diluted common share, compared to net income of $333 million, or $0.70 per diluted common share, in the second quarter of 2005.

Our second quarter of 2006 results included the following items of significance:

•                  an $8 million ($5 million net of tax, or $0.01 per diluted common share) charge related to restructuring activities, primarily in Europe;

•                  a $9 million ($5 million net of tax, or $0.01 per diluted common share) increase in compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”); and

•                  a $71 million ($0.15 per diluted common share) benefit from state tax law and Canadian federal and provincial tax rate changes.

Our second quarter of 2005 results included the following items of significance:

•                  a $48 million ($30 million net of tax, or $0.06 per diluted common share) cost of sales reduction related to high fructose corn syrup (“HFCS”) litigation settlement proceeds;

•                  an $8 million ($5 million net of tax, or $0.01 per diluted common share) charge related to restructuring activities;

•                  a $7 million ($4 million net of tax, or $0.01 per diluted common share) gain on the sale of an asset;

•                  a $7 million ($4 million net of tax, or $0.01 per diluted common share) loss on our investment in certain marketable equity securities; and

•                  a $34 million ($0.07 per diluted common share) benefit from state tax law changes and provincial tax rate reductions.

Our operating results in the second quarter of 2006 were impacted by balanced volume and pricing growth in North America and the positive impact of efforts to stabilize our European operations. In North America, we achieved solid pricing growth primarily through higher rates, while our volume growth was driven by the benefits of product innovation and water. In Europe, we achieved modest operating performance improvement due to a combination of moderate volume and pricing growth. Our volume results in Europe were positively impacted by the introduction of Coca-Cola Zero in Great Britain and marketing initiatives such as World Cup activation. Our overall results continued to be negatively impacted by a higher cost of goods environment and an overall decline in the sale of sugared soft drinks.

2006 Outlook

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

RESULTS OF OPERATIONS

The following table summarizes our Condensed Consolidated Statements of Income data as a percentage of net operating revenues for the periods presented:

	Second Quarter		First Six Months
	2006	2005	2006	2005
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.2	58.7	60.1	59.3
Gross profit	39.8	41.3	39.9	40.7
Selling, delivery, and administrative expenses	29.9	30.0	32.6	32.1
Operating income	9.9	11.3	7.3	8.6
Interest expense, net	2.9	3.1	3.2	3.4
Other nonoperating income (expense), net	0.0	(0.1)	0.0	(0.1)
Income before income taxes	7.0	8.1	4.1	5.1
Income tax expense	0.8	1.6	0.5	1.0
Net income	6.2%	6.5%	3.6%	4.1%

Operating Income

Operating income decreased $43 million, or 7.5 percent, in the second quarter of 2006 to $539 million from $582 million in the second quarter of 2005. Operating income decreased $87 million, or 11.0 percent, in the first six months of 2006 to $715 million from $802 million in the first six months of 2005. The following table summarizes the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest ½ percent):

	Second Quarter 2006		First Six Months 2006
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost, and mix on gross profit	$8	1.5%	$51	6.5%
Impact of bottle and can volume on gross profit	48	8.0	63	8.0
Impact of Jumpstart funding on gross profit	17	3.0	34	4.0
Net impact of acquired bottler	2	0.5	3	0.5
Selling, delivery, and administrative expenses	(65)	(11.0)	(130)	(16.0)
Change in accounting for share-based payment awards	(9)	(1.5)	(17)	(2.0)
Net impact of restructuring charges in 2006 and 2005	—	0.0	(39)	(5.0)
HFCS litigation settlement proceeds in 2005	(48)	(8.5)	(48)	(6.0)
Asset sale in 2005	(7)	(1.5)	(7)	(1.0)
Currency exchange rate changes	2	0.5	(7)	(1.0)
Other changes	9	1.5	10	1.0
Change in operating income	$(43)	(7.5)%	$(87)	(11.0)%

Net Operating Revenues

Net operating revenues increased 6.5 percent in the second quarter of 2006 to $5.5 billion from $5.1 billion in the second quarter of 2005. The percentage of our second quarter of 2006 net operating revenues derived from North America and Europe was 71 percent and 29 percent, respectively. Great Britain contributed 44 percent of Europe’s net operating revenues in the second quarter of 2006.

Net operating revenues increased 5.0 percent in the first six months of 2006 to $9.8 billion from $9.3 billion in the first six months of 2005. The percentage of our first six months of 2006 net operating revenues derived from

North America and Europe was 72 percent and 28 percent, respectively. Great Britain contributed 44 percent of Europe’s net operating revenues in the first six months of 2006.

Our net operating revenues in the second quarter and first six months of 2006 reflect the benefit of strong marketplace execution, which resulted in solid pricing growth and increased sales volume. We continued to benefit from product innovation and experienced increases in the sale of our lower-calorie beverages, water brands, isotonics, and energy drinks, while the sale of our sugared soft drinks continued to decline.

Net operating revenue per case increased 3.0 percent in the second quarter of 2006 versus the second quarter of 2005 and increased 2.5 percent in the first six months of 2006 versus the first six months of 2005. The following table summarizes the significant components of the change in our net operating revenue per case for the periods presented (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Second Quarter 2006			First Six Months 2006
	Consolidated	North America	Europe	Consolidated	North America	Europe
Changes in net operating revenue per case:
Bottle and can net pricing per case	1.5%	2.0%	1.5%	2.5%	2.5%	1.5%
Belgium excise and VAT tax changes	0.0	0.0	(0.5)	0.0	0.0	(0.5)
Customer marketing and other promotional adjustments	0.0	0.0	(0.5)	0.0	0.0	0.0
Post mix, agency, and other revenues	1.0	1.5	0.5	0.5	1.0	0.0
Currency exchange rate changes	0.5	1.0	0.0	(0.5)	1.0	(3.5)
Change in net operating revenue per case	3.0%	4.5%	1.0%	2.5%	4.5%	(2.5)%

During the second quarter and the first six months of 2006, our bottle and can sales accounted for 90 percent of our total net operating revenues. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher margin packages that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our second quarter of 2006 bottle and can net pricing per case was primarily achieved through higher rates.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the United States, we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative for the North American bottling system. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $590 million and $610 million in the second quarter of 2006 and 2005, respectively, and $1.1 billion in the first six months of 2006 and 2005. These amounts include net customer marketing accrual reductions related to prior year programs of $19 million in the second quarter of 2006 and 2005, and $26 million and $37 million in the first six months of 2006 and 2005, respectively. The cost of these various programs as a percentage of gross revenues was 6.1 percent in the second quarter and first six months of 2006 and 6.8 percent in the second quarter and first six months of 2005. The decrease in the cost of these various programs as a percentage of gross revenues was the result of higher promotional activities in the first six months of 2005 in conjunction with the significant product innovation that occurred during that period.

Cost of Sales

Cost of sales increased 9.0 percent in the second quarter of 2006 to $3.3 billion from $3.0 billion in the second quarter of 2005 and increased 6.5 percent in the first six months of 2006 to $5.9 billion from $5.5 billion in the first six months of 2005.

Cost of sales per case increased 6.0 percent in the second quarter of 2006 versus the second quarter of 2005 and increased 4.0 percent in the first six months of 2006 versus the first six months of 2005. The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Second Quarter 2006			First Six Months 2006
	Consolidated	North America	Europe	Consolidated	North America	Europe
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	2.5%	3.0%	2.0%	3.0%	4.0%	2.0%
Belgium excise and VAT tax changes	(0.5)	0.0	(1.0)	(0.5)	0.0	(1.0)
HFCS litigation settlement proceeds in 2005	1.5	2.0	0.0	1.0	1.5	0.0
Bottle and can marketing credits and Jumpstart funding	(0.5)	(1.0)	0.5	(0.5)	(1.5)	0.5
Costs related to post mix agency, and other revenues	2.0	2.5	0.5	1.5	2.0	0.0
Currency exchange rate changes	1.0	1.0	0.0	(0.5)	1.0	(3.5)
Change in cost of sales per case	6.0%	7.5%	2.0%	4.0%	7.0%	(2.0)%

During the second quarter and first six months of 2006, the increase in our bottle and can ingredient and packaging costs was primarily the result of increases in the costs of certain materials, particularly aluminum and fuel. We also experienced higher costs associated with package mix shifts and a moderate increase in the cost of concentrate. These increases were offset partially by a moderate decline in the cost of PET (plastic).

During the second quarter of 2005, we received approximately $48 million in proceeds from the settlement of litigation against suppliers of HFCS. These proceeds were recorded as a reduction in our cost of sales.

We implemented a project in the Netherlands to transition from the production and sale of refillable PET (plastic) bottles to the production and sale of non-refillable PET (plastic) bottles. The transition commenced in 2004 and was completed in the first quarter of 2006. We expect the increased packaging flexibility to increase sales in the Netherlands by offering added variety and convenience to consumers. The transition resulted in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable plastic bottles; (2) costs for removing current production lines; (3) termination and severance costs; (4) training costs; (5) external warehousing costs; and (6) operational inefficiencies. These expenses totaled approximately $19 million, net of $8 million in gains related to the forfeiture of deposits and the sale of refillable PET (plastic) bottles and crates. We recognized $11 million and $16 million of these expenses during 2005 and 2004, respectively, and recorded the $8 million in gains during the first six months of 2006.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2005 (no acquisitions were made in 2005; selling days were the same in the second quarter and first six months of 2006 and 2005; rounded to the nearest ½ percent):

	Second Quarter 2006			First Six Months 2006
	Consolidated	North America	Europe	Consolidated	North America	Europe
Change in volume	3.0%	3.0%	2.5%	2.5%	2.5%	2.0%
Impact of acquisitions	(0.5)	(0.5)	0.0	(0.5)	(0.5)	0.0
Change in volume, adjusted for acquisitions	2.5%	2.5%	2.5%	2.0%	2.0%	2.0%

The following table summarizes our volume results by major brand category for the periods presented, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2005 (no acquisitions were made in 2005; selling days were the same in the second quarter and first six months of 2006 and 2005; rounded to the nearest ½ percent):

	Second Quarter 2006		First Six Months 2006
	Change	Percent of Total	Change	Percent of Total
Consolidated:
Coca-Cola trademark	(1.0)%	59.5%	(1.0)%	60.5%
Soft-drink flavors and energy	6.0	24.5	4.5	24.5
Juices, isotonics, and other	1.5	8.5	2.0	8.5
Water	24.0	7.5	18.5	6.5
Total	2.5%	100.0%	2.0%	100.0%
North America:
Coca-Cola trademark	(3.0)%	56.5%	(2.5)%	58.0%
Soft-drink flavors and energy	9.5	26.0	7.5	26.0
Juices, isotonics, and other	0.0	8.5	1.0	8.0
Water	26.0	9.0	20.5	8.0
Total	2.5%	100.0%	2.0%	100.0%
Europe:
Coca-Cola trademark	4.5%	69.0%	3.5%	70.0%
Soft-drink flavors and energy	(6.0)	19.0	(6.5)	18.0
Juices, isotonics, and other	5.5	9.5	5.0	9.5
Water	6.5	2.5	4.5	2.5
Total	2.5%	100.0%	2.0%	100.0%

During the second quarter of 2006, the sales volume of our Coca-Cola trademark products decreased 1.0 percent on a consolidated basis. Our regular Coca-Cola trademark products represented 35.5 percent of our total second quarter of 2006 sales volume and decreased 1.0 percent on a consolidated basis. This decrease was primarily attributable to lower sales of Coke with Lime and Vanilla Coke, offset partially by an increase in the sale of Coke Classic, particularly in Europe, and Black Cherry Vanilla Coke, which was introduced in North America during the first quarter of 2006. Our diet Coca-Cola trademark products represented 24.0 percent of our total second quarter of 2006 sales volume and decreased 1.0 percent on a consolidated basis. This decrease was primarily driven by lower sales of Diet Coke with Lime, Diet Vanilla Coke, and Diet Coke Sweetened with Splenda®. These decreases were partially offset by higher sales of Coca-Cola Zero, which was introduced in North America during the second quarter of 2005 and Great Britain during the second quarter of 2006. We also experienced increased sales volume from Diet Black Cherry Vanilla Coke, which was introduced in North America during the first quarter of 2006. Our European volume comparisons during the second quarter of 2006 were impacted by additional volume attributable to strong 2006 World Cup activation, which occurred throughout the quarter.

On a consolidated basis, our soft drink flavors and energy volume increased 6.0 percent during the second quarter of 2006. This increase was primarily driven by the performance of our energy portfolio and higher sales of our Fresca products, offset partially by a decline in the sale of Sprite Remix products. In North America, we benefited from the introduction of Vault and Vault Zero during the first and second quarters of 2006, respectively, and also experienced higher sales of Full Throttle and Rockstar, which were introduced during the first and second quarters of 2005, respectively. In Europe, we experienced a decline in the sale of Fanta and diet Fanta products, which contributed to the 6.0 percent decrease.

Our juices, isotonics, and other volume increased 1.5 percent on a consolidated basis during the second quarter of 2006. This increase was primarily driven by volume growth in Powerade, offset partially by a decrease in the sale of Minute Maid and Nestea products. Our water brands continued to perform well during the second quarter of 2006, increasing 24.0 percent on a consolidated basis. This performance was primarily driven by higher Dasani sales volume.

The comparability of our volume results in the second quarter of 2006 was impacted by the Easter holiday, which fell in the first quarter of 2005, but occurred in the second quarter of 2006. The overall performance of our products during the second quarter and first six months of 2006 continued to be impacted by trends in the marketplace, which reflect a growing consumer preference for diet and lower-calorie beverages and an increased demand for multiple beverage choices. In order to capitalize on these trends, we will continue to promote product and package innovation during 2006, particularly in our diet and light brands, water brands, and sports and energy drinks.

The following table summarizes our volume results by major package category for the periods presented, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2005 (no acquisitions were made in 2005; selling days were the same in the second quarter and first six months of 2006 and 2005; rounded to the nearest ½ percent):

	Second Quarter 2006		First Six Months 2006
	Change	Percent of Total	Change	Percent of Total
North America:
Cans	1.5%	60.0%	1.0%	60.0%
20-ounce	(1.5)	14.0	1.5	14.5
2-liter	(1.0)	10.0	(2.5)	10.5
Other (includes 500 ml and 32-ounce)	14.0	16.0	9.5	15.0
Total	2.5%	100.0%	2.0%	100.0%
Europe:
Cans	2.0%	39.0%	2.5%	39.0%
Multi serve PET (1-liter and greater)	1.5	31.0	1.0	31.5
Single serve PET	4.5	14.5	2.0	13.5
Other	4.5	15.5	1.5	16.0
Total	2.5%	100.0%	2.0%	100.0%

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (“SD&A”) expenses increased $99 million, or 6.5 percent, in the second quarter of 2006 to $1.6 billion and increased $195 million, or 6.5 percent, in the first six months of 2006 to $3.2 billion. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest ½ percent):

	Second Quarter 2006		First Six Months 2006
	Amount	Percent Change of Total	Amount	Percent Change of Total
Changes in SD&A expenses:
Administrative expenses	$8	0.5%	$44	1.5%
Selling and marketing expenses	35	2.5	61	2.0
Delivery and merchandise expenses	23	1.5	33	1.0
Expenses of acquired bottler	9	0.5	12	0.5
Change in accounting for share-based payment awards	9	0.5	17	0.5
Net impact of restructuring charges in 2006 and 2005	—	0.0	39	1.5
Asset sale in 2005	7	0.5	7	0.5
Currency exchange rate changes	9	0.5	(10)	(0.5)
Other expenses	(1)	0.0	(8)	(0.5)
Change in SD&A expenses	$99	6.5%	$195	6.5%

SD&A expenses as a percentage of net operating revenues was 29.9 percent and 30.0 percent in the second quarter of 2006 and 2005, respectively, and 32.6 percent and 32.1 percent in the first six months of 2006 and 2005, respectively. The increase in our SD&A expenses as a percentage of net operating revenues during the first six months of 2006 was primarily driven by the restructuring charges that were recorded and the incremental expense related to SFAS 123R. We also experienced increased delivery expenses as a result of higher fuel prices.

During the second quarter and first six months of 2006, we recorded restructuring charges totaling $8 million and $47 million, respectively. These charges were primarily related to (1) the reorganization of certain aspects of our operations in Europe; (2) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada; and (3) changes in our executive management. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front-line employees and our customers; and (3) will provide long-term cost savings through improved administrative and operating efficiencies. Similarly, the reorganization of certain aspects of our operations in Europe has helped improve operating effectiveness and efficiency while enabling our front-line employees to better meet the needs of our customers. During the remainder of 2006, we expect to incur additional restructuring charges of approximately $15 million primarily associated with relocations, workforce reductions, and vacating certain real property leases in connection with these restructuring activities. We expect to be substantially complete with these restructuring activities by the end of 2006.

During the second quarter of 2005, we recorded restructuring charges totaling $8 million. These charges were primarily related to (1) changes in our executive management and (2) workforce reductions of 80 employees associated with the reorganization of our Texas region.

On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards, including employee share options, to be recorded as employee compensation expense over the requisite service period. We applied the modified prospective transition method when we adopted SFAS 123R and, therefore, did not restate any prior periods. During the second quarter and first six months of 2006, we recorded incremental compensation expense of $9 million and $17 million, respectively, as a result of adopting SFAS 123R. If our share-based payment awards had been accounted for under SFAS 123R during second quarter and first six months of 2005, our compensation expense would have been approximately $11 million and $25 million higher. For additional information about the adoption of SFAS 123R, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Interest Expense, net

Interest expense, net increased 2.5 percent in the second quarter of 2006 to $161 million from $157 million in the second quarter of 2005. Our weighted average cost of debt was 5.8 percent in the second quarter of 2006 versus 5.6 percent in the second quarter of 2005. Our average outstanding debt balance in the second quarter of 2006 was $10.8 billion as compared to $11.1 billion in the second quarter of 2005. At June 30, 2006, approximately 82 percent of our debt portfolio was comprised of fixed-rate debt and 18 percent was floating-rate debt.

Interest expense, net was flat in the first six months of 2006 and totaled $313 million. Our weighted average cost of debt was 5.9 percent in the first six months of 2006 versus 5.5 percent in the first six months of 2005. Our average outstanding debt balance in the first six months of 2006 was $10.5 billion as compared to $11.1 billion in the first six months of 2005.

Other nonoperating income (expense), net

During the second quarter of 2005, we recorded a $7 million loss on our investment in certain marketable equity securities, after concluding that our unrealized loss on the investment was other-than-temporary.

Income Tax Expense

Our effective tax rate was 12 percent and 21 percent for the first six months of 2006 and 2005, respectively. Our effective tax rate for the first six months of 2006 included the net favorable impact of $70 million (17 percentage point decrease in our effective tax rate) related to state tax law and Canadian federal and provincial tax rate changes. Our effective tax rate for the first six months of 2005 included the net favorable impact of $35 million (7 percentage point decrease in our effective tax rate) related to state tax law changes and tax rate reductions. Our effective tax rate for the remaining six months of 2006 is projected to be approximately 30 percent. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first six months of 2006 and 2005.

RELATIONSHIP WITH THE COCA-COLA COMPANY

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume during the first quarter of 2006 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 36 percent of our outstanding shares as of June 30, 2006. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

The following table summarizes our availability under debt and credit facilities as of June 30, 2006 and December 31, 2005 (in millions):

	June 30,	December 31,
	2006	2005
Amounts available for borrowing:
Amounts available under committed credit facilities (A)	$2,827	$2,890
Amounts available under public debt facilities: (B)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	1,514	1,557
Total amounts available under public debt facilities	4,735	4,778

Total amounts available	$7,562	$7,668

(A) At June 30, 2006, we had $93 million of short-term borrowings outstanding under committed credit facilities. Our primary committed credit facility matures in 2009. This $2.5 billion revolving credit facility is with a syndicate of 26 banks and serves as a backstop to our various commercial paper programs and for general corporate borrowing purposes. There were no outstanding borrowings under this facility as of June 30, 2006 or December 31, 2005.

(B) Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At June 30, 2006 and December 31, 2005, we had $842 million and $593 million, respectively, outstanding in commercial paper. During 2006, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and short-term credit facilities with operating cash flow and intend to refinance the remaining outstanding borrowings. As shown in the preceding table, at June 30, 2006, we had approximately $2.8 billion available for borrowing under committed credit facilities.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s and Fitch are A2, A, and A, respectively. Changes in our operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our Condensed Consolidated Financial Statements.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of June 30, 2006. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first six months of 2006, our primary sources of cash were proceeds of (1) $224 million from the net issuance of commercial paper and (2) $721 million from the issuance of debt. Our primary uses of cash were (1) debt repayments of $548 million; (2) capital asset investments totaling $420 million; (3) the acquisition of

Central Coca-Cola Bottling, Inc for $102 million, net of cash acquired; and (4) $160 million in pension and other postretirement benefit plan contributions.

Operating Activities

Our net cash derived from operating activities totaled $189 million in the first six months of 2006 versus $389 million in the first six months of 2005. This decrease was primarily the result of (1) a $132 million increase in our pension and other postretirement benefit plan contributions during the first six months of 2006 due to the accelerated timing of certain of these contributions; (2) lower net income during the first six months of 2006 versus the first six months of 2005; and (3) the receipt of $48 million in proceeds from the settlement of litigation against suppliers of HFCS during first six months of 2005. These items were partially offset by working capital changes. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our capital asset investments increased $22 million in the first six months of 2006 to $420 million and represented the principal use of cash for investing activities. The following table summarizes our capital asset investments in the first six months of 2006 and 2005 (in millions):

	First Six Months
	2006	2005
Operational infrastructure improvements	$155	$175
Cold drink equipment	209	138
Fleet purchases	32	40
Information technology and other capital investments	24	45
Total capital asset investments	$420	$398

Our investment in cold drink equipment increased in the first six months of 2006 as compared to the first six months of 2005, as a result of higher equipment placement requirements in 2006 versus 2005 under our amended Jumpstart agreements with TCCC.

Financing Activities

Our net cash derived from financing activities increased $362 million in the first six months of 2006 to $364 million from $2 million in the first six months of 2005. The following table summarizes our issuances of debt, payments on debt, and our net issuance of commercial paper for the first six months of 2006 and 2005 (in millions):

				First Six Months
Issuances of debt	Maturity Date	Rate		2006	2005
£175 British pound sterling note	May 2009	5.25%		$325	$—
British revolving credit facilities	Uncommitted	—	(A)	211	74
French revolving credit facilities	Uncommitted	—	(A)	139	225
Other issuances	—	—		46	—
Total issuances of debt, excluding commercial paper				721	299
Net issuances of commercial paper				224	302
Total issuances of debt				$945	$601

				First Six Months
Payments on debt	Maturity Date	Rate		2006	2005
£175 British pound sterling note	May 2006	4.13%		$(330)	$—
$250 million U.S. dollar note	January 2005	8.00%		—	(250)
British revolving credit facilities	Uncommitted	—	(A)	(80)	(75)
French revolving credit facilities	Uncommitted	—	(A)	(98)	(177)
Other payments	—	—		(40)	(77)
Total payments on debt				$(548)	$(579)

(A) These credit facilities and notes carry variable interest rates.

During the first six months of 2006, we made $57 million in dividend payments on our common stock compared to $38 million in the first six months of 2005. In December 2005, our Board of Directors approved a 50 percent increase in our quarterly dividend to $0.06 beginning in the first quarter of 2006.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $640 million, or 35.5 percent, to $2.4 billion at June 30, 2006 from $1.8 billion at December 31, 2005. Inventories increased $232 million, or 29.5 percent, to $1.0 billion at June 30, 2006 from $786 million at December 31, 2005. These increases were primarily due to (1) the seasonality of our business which results in higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year and (2) currency exchange rate changes.

Liabilities and Shareowners’ Equity

Total debt increased $699 million to $10.8 billion at June 30, 2006 from $10.1 billion at December 31, 2005. This increase was the result of (1) new debt issuances exceeding cash repayments by $397 million; (2) currency exchange rate changes of $256 million; and (3) other changes of $46 million. The increase in our new debt issuances during the first six months of 2006 was primarily due to increased cash outflows for the acquisition of Central Coca-Cola Bottling Company, Inc. and higher pension contributions.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans were $160 million and $28 million in the first six months of 2006 and 2005, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2006, as well as our actual contributions for the year ended December 31, 2005 (in millions):

	Projected	Actual
	2006	2005
Pension - U.S. (A)	$145	$204
Pension - Foreign	71	70
Other Postretirement	21	22
Total contributions	$237	$296

(A) Our projected 2006 U.S. pension contribution assumes that the Pension Security and Transparency Act of 2005 (“Pension Act”) is enacted into law. The Pension Act contains, among other things, rate relief for sponsors of defined benefit pension plans. If the rate relief contained within the Pension Act is not passed, we would be required to make an additional minimum contribution of approximately $65 million in order to maintain the IRS-defined 90 percent current liability funded status.

CONTINGENCIES

For information about our contingencies, including outstanding legal cases, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We use pricing agreements to manage our market risk with respect to certain commodities, including substantially all of our aluminum purchases. We currently have a pricing agreement with a supplier of the majority of our North American aluminum purchases that caps the price we pay for aluminum. This pricing agreement and related price cap are set to expire on December 31, 2006. The absence of this pricing agreement could subject us to increased market risk with respect to our aluminum purchases from this supplier, unless we are able to mitigate our exposure to price fluctuations through the use of hedging programs or other strategies. The inability to mitigate our exposure to price fluctuations could have a material adverse effect on our cost of sales.

For additional information about our market risk, refer to “Management’s Financial Review – Interest Rate and Currency Risk Management” in our Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Argento Trading Company et al. vs. Coca-Cola Enterprises Inc. et al., reported in our Annual Report on Form 10-K for the year ended December 31, 2005, was dismissed, with leave to amend, by the United States District Court for the Northern District of Georgia on May 19, 2006. On June 30, 2006, an amended complaint, styled In re Coca-Cola Enterprises Inc. Securities Litigation, was filed, containing substantially the same allegations as Argento. Additional suits concerning substantially the same subject matter are pending in Georgia and Delaware.

Ozarks Coca-Cola/Dr. Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises, reported in our Annual Report on Form 10-K for the year ended December 31, 2005, was transferred to the United States District Court for the Northern District of Georgia, and on April 21, 2006, the plaintiffs asked the court to defer any hearing or further briefing on their motion for a preliminary injunction.

Item 1A. Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2005 (“Form 10-K”). The risk factors set forth below were disclosed in our Form 10-K, but have been updated to provide additional information.

Raw Materials and Other Costs

If there are increases in the costs of raw materials, ingredients, packaging materials, or other cost items, such as fuel, and we are unable to pass the increased costs onto our customers in the form of higher prices, our earnings and financial condition could be adversely affected. We use pricing agreements to manage our market risk with respect to certain commodities, including substantially all of our aluminum purchases. We currently have a pricing agreement with a supplier of the majority of our North American aluminum purchases that caps the price we pay for aluminum. This pricing agreement and related price cap are set to expire on December 31, 2006. The absence of this pricing agreement could subject us to increased market risk with respect to our aluminum purchases from this supplier, unless we are able to mitigate our exposure to price fluctuations through the use of hedging programs or other strategies. The inability to mitigate our exposure to price fluctuations could adversely affect our cost of sales.

If suppliers of raw materials, ingredients, packaging materials, or other cost items, such as fuel, are affected by strikes, weather conditions, governmental controls, national emergencies, natural disasters or other events, and we are unable to obtain the materials from an alternate source, our cost of sales, revenues, and ability to manufacture and distribute product could be adversely affected.

Legal Contingencies

Changes from expectations for the resolution of outstanding legal claims and assessments could have a material impact on our earnings and financial condition. Our failure to abide by laws, orders, or other legal commitments could subject us to fines, penalties, or other damages

Use of Estimates

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the second quarter of 2006:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2006 through April 28, 2006	32,489	$20.60	—	33,283,579
April 29, 2006 through May 26, 2006	—	—	—	33,283,579
May 27, 2006 through June 30, 2006	6,043	19.76	—	33,283,579
Total	38,532	$20.47	—	33,283,579

(A)  The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. in payment of tax obligations related to the vesting of restricted shares.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners was held on Friday, April 28, 2006 in Wilmington, Delaware at which the following matters were submitted to a vote of the shareowners of the Company:

(a)  Votes cast for or withheld regarding the election of Directors for terms expiring in 2009:

	For	Withheld
Calvin Darden	425,014,180	20,357,963
J. Alexander M. Douglas, Jr.	419,641,629	25,730,514
Marvin J. Herb	431,826,623	13,545,520
Donna A. James	434,254,410	11,117,733
Lowry F. Kline	427,259,151	18,112,992

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2007	Term expiring in 2008

J. Trevor Eyton	Fernando Aguirre
Gary P. Fayard	James E. Copeland, Jr.
L. Phillip Humann	Irial Finan
Paula R. Reynolds	Summerfield K. Johnston, III

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
Ratification of the Audit Committee’s appointment of independent auditors	436,965,980	6,652,782	1,753,381	N/A
Shareowner proposal relating to shareowner approval of certain severance agreements	137,960,560	286,567,760	2,959,846	17,883,977

Item 6.    Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
10.1	Letter dated April 25, 2006 from Coca-Cola Enterprises Inc. to John F. Brock.	Exhibit 10 to our Current Report on Form 8-K dated April 25, 2006.

10.2	Letter dated May 1, 2006 from The Coca-Cola Company to Coca-Cola Enterprises Inc.	Exhibit 10.1 to our Current Report on Form 8-K dated May 9, 2006.

12	Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date:	July 28, 2006	/s/ William W. Douglas III
William W. Douglas III
Senior Vice President and Chief Financial Officer

Date:	July 28, 2006	/s/ Charles D. Lischer
Charles D. Lischer
Vice President, Controller, and Chief Accounting Officer