Form 10-Q
period 2006-09-29
COCA COLA ENTERPRISES INC
filed 2006-10-27
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒                                          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

or

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

477,848,900 Shares of $1 Par Value Common Stock as of September 29, 2006

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 29, 2006

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

COCA-COLA ENTERPRISES INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Net operating revenues	$5,206	$4,897	$14,982	$14,217
Cost of sales	3,171	2,914	9,038	8,432
Gross profit	2,035	1,983	5,944	5,785
Selling, delivery, and administrative expenses	1,586	1,558	4,778	4,552
Operating income	449	425	1,166	1,233
Interest expense, net	159	156	472	470
Other nonoperating income (expense), net	4	(2)	6	(15)
Income before income taxes	294	267	700	748
Income tax expense	81	75	132	177
Net income	$213	$192	$568	$571
Basic net income per share	$0.45	$0.41	$1.20	$1.21
Diluted net income per share	$0.44	$0.40	$1.18	$1.20
Dividends declared per share	$0.06	$0.04	$0.12	$0.12
Basic weighted average common shares outstanding	476	472	474	471
Diluted weighted average common shares outstanding	482	476	480	475
Income (expense) amounts from transactions with The Coca-Cola Company – Note 6:
Net operating revenues	$163	$155	$463	$428
Cost of sales	(1,373)	(1,297)	(4,036)	(3,763)
Selling, delivery, and administrative expenses	6	4	13	15

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except share data)

	September 29,	December 31,
	2006	2005
ASSETS
Current:
Cash and cash equivalents	$120	$107
Trade accounts receivable, less allowances of $51 and $40, respectively	2,025	1,802
Inventories	962	786
Current deferred income tax assets	267	313
Prepaid expenses and other current assets	393	387
Total current assets	3,767	3,395
Property, plant, and equipment, net	6,560	6,560
Goodwill	601	578
Franchise license intangible assets, net	14,231	13,832
Customer distribution rights and other noncurrent assets, net	1,013	992
Total assets	$26,172	$25,357

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,451	$2,639
Amounts payable to The Coca-Cola Company, net	173	180
Deferred cash receipts from The Coca-Cola Company	73	83
Current portion of debt	846	944
Total current liabilities	3,543	3,846
Debt, less current portion	9,406	9,165
Retirement and insurance programs and other long-term obligations	1,350	1,309
Deferred cash receipts from The Coca-Cola Company, less current	168	246
Long-term deferred income tax liabilities	5,263	5,106
Amounts payable to The Coca-Cola Company	33	42

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 485,742,823 and 481,827,242 shares, respectively	486	482
Additional paid-in capital	3,030	2,943
Reinvested earnings	2,680	2,170
Accumulated other comprehensive income	326	162
Common stock in treasury, at cost – 7,893,923 and 8,031,660 shares, respectively	(113)	(114)
Total shareowners’ equity	6,409	5,643
Total liabilities and shareowners’ equity	$26,172	$25,357

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 29, 2006	September 30, 2005
Cash Flows From Operating Activities:
Net income	$568	$571
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	754	777
Net change in customer distribution rights	23	16
Share-based compensation expense	47	19
Excess tax benefits from share-based payment arrangements	(2)	—
Deferred funding income from The Coca-Cola Company	(88)	(33)
Deferred income tax expense	73	79
Pension expense less than retirement plan contributions	(40)	(102)
Net changes in assets and liabilities, net of acquisition amounts	(484)	(156)
Other changes, net	74	13
Net cash derived from operating activities	925	1,184
Cash Flows From Investing Activities:
Capital asset investments	(621)	(605)
Capital asset disposals	21	48
Acquisition of bottling operations, net of cash acquired	(102)	—
Other investing activities	(10)	—
Net cash used in investing activities	(712)	(557)
Cash Flows From Financing Activities:
Increase in commercial paper, net	657	51
Issuances of debt	741	299
Payments on debt	(1,568)	(780)
Dividend payments on common stock	(86)	(57)
Exercise of employee share options	49	34
Excess tax benefits from share-based payment arrangements	2	—
Net cash used in financing activities	(205)	(453)
Net effect of exchange rate changes on cash and cash equivalents	5	(19)
Net Change In Cash and Cash Equivalents	13	155
Cash and Cash Equivalents At Beginning of Period	107	155
Cash and Cash Equivalents At End of Period	$120	$310

Supplemental Noncash Investing Activities:
Capital lease additions	$30	$35

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

Seasonality
Our operating results for the three and nine months ended September 29, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006, due to business seasonality.  Business seasonality is the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and interest expense, which are not significantly impacted by business seasonality.

NOTE 2 - NEW ACCOUNTING STANDARDS

Recently Issued Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS 158 are effective for our year-ended December 31, 2006, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year-end, which is effective for the year-ended December 31, 2008. We are in the process of evaluating the impact that SFAS 158 will have on our Consolidated Financial Statements. For additional information about our defined pension and other postretirement benefit plans, refer to Note 9 in this Form 10-Q and Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We are in the process of evaluating the impact that SFAS 157 will have on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective January 1, 2007. We are in the process of evaluating the impact that FIN 48 will have on our Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring after January 1, 2007. We do not expect the adoption of SFAS 155 to have a material impact on our Consolidated Financial Statements.

Recently Adopted Standards
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 was effective January 1, 2006 and did not have a material impact on our Condensed Consolidated Financial Statements.

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

Prior to adopting SFAS 123R, we accounted for our share-based payment awards using the intrinsic value method of APB 25 and related interpretations. Under APB 25, we did not record compensation expense for employee share options, unless the awards were modified, because our share options were granted with exercise prices equal to or greater than the fair value of our stock on the date of grant. The following table illustrates the effect on reported net income and earnings per share for the three and nine months ended September 30, 2005, had we accounted for our share-based payment awards using the fair value method of SFAS 123 (in millions, except per share data):

	Three Months Ended	Nine Months Ended
	2005	2005
Net income, as reported	$192	$571
Add: Total share-based employee compensation costs included in net income, net of tax	4	12
Less: Share-based employee compensation costs determined under the fair value method for all awards, net of tax	(11)	(36)
Net income, pro forma	$185	$547
Net income per share:
Basic – as reported	$0.41	$1.21
Basic – pro forma	$0.39	$1.16
Diluted – as reported	$0.40	$1.20
Diluted – pro forma	$0.39	$1.15

During the three and nine months ended September 29, 2006, we recorded $16 million and $47 million, respectively, in compensation expense related to our share-based payment awards. These amounts included $9 million ($5 million net of tax, or $0.01 per diluted common share) and $26 million ($16 million net of tax, or $0.03 per diluted common share), respectively, in incremental expense as a result of adopting SFAS 123R. Our share-based compensation expense for the nine months ended September 29, 2006 also included $5 million related to the modification of certain awards in connection with our restructuring activities (refer to Note 13). We recognize compensation expense for our share-based payment awards on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. Compensation expense related to our share-based payment awards is recorded in selling, delivery, and administrative (“SD&A”) expenses. We determine the grant-date fair value of our share-based payment awards using a Black-Scholes model, unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

Share Options
During the three and nine months ended September 29, 2006, we granted 2.7 million and 3.6 million share options, respectively. These share options (1) were granted with an exercise price equal to the fair value of our stock on the date of grant; (2) vest ratably over a period of three years; and (3) expire 10 years from the date of grant. Certain of the share options granted during the nine months ended September 29, 2006, are subject to market conditions that require our stock price to increase 25 percent and 50 percent for a defined period. The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the share options granted during the three and nine months ended September 29, 2006:

	Three Months Ended	Nine Months Ended
Grant-date fair value	2006	2006
Black-Scholes model	$8.67	$8.67
Monte Carlo model	—	7.84

Assumptions
Dividend yield (A)	1.1%	1.1%
Expected volatility (B)	33.6%	32.9%
Risk-free interest rate (C)	5.0%	5.0%
Expected life (D)	7.1 years	7.1 years

(A) The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant.

(B) The expected volatility was determined by using a combination of the historical volatility of our stock, the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(C) The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life on the date of grant.

(D) The expected life was used for options valued by the Black-Scholes model. It was determined by using a combination of actual exercise and post-vesting cancellation history for the types of employees included in the grant population.

During the three and nine months ended September 29, 2006, we issued an aggregate of 1.5 million and 2.8 million shares of common stock, respectively, from the exercise of share options. As of September 29, 2006, we had approximately $48 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of 2.1 years.

Restricted Shares
During the three and nine months ended September 29, 2006, we granted 1.7 million and 1.8 million, respectively, of restricted shares and restricted share units (collectively “restricted shares”). These restricted shares (1) vest ratably over a period of four years, subject to certain market conditions that require our stock price to increase 25 percent for a defined period, and (2) expire 5 years from the date of grant. The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the restricted shares granted during the three and nine months ended September 29, 2006:

	Three Months Ended	Nine Months Ended
Grant-date fair value	2006	2006
Monte Carlo model	$18.89	$18.89

Assumptions
Dividend yield (A)	1.1%	1.1%
Expected volatility (B)	33.6%	33.6%
Risk-free interest rate (C)	5.1%	5.1%

(A) The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant.

(B) The expected volatility was determined by using a combination of the historical volatility of our stock, the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(C) The risk-free interest rate was based on the U.S. Treasury yield for a term equal to the expected life on the date of grant.

As of September 29, 2006, we had approximately $76 million of unrecognized compensation expense related to our unvested restricted shares. We expect to recognize this compensation expense over a weighted average period of 3.1 years.

For additional information about our share-based payment awards and for additional disclosures required under SFAS 123R, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 4 - INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of September 29, 2006 and December 31, 2005 (in millions):

	September 29,	December 31,
	2006	2005
Finished goods	$631	$483
Raw materials and supplies	331	303
Total inventories	$962	$786

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of September 29, 2006 and December 31, 2005 (in millions):

	September 29,	December 31,
	2006	2005
Land	$533	$503
Building and improvements	2,307	2,176
Cold drink equipment	5,759	5,388
Fleet	1,665	1,610
Machinery and equipment	3,489	3,271
Furniture and office equipment	1,127	1,067
Property, plant, and equipment	14,880	14,015
Less: accumulated depreciation and amortization	8,558	7,756
	6,322	6,259
Construction in process	238	301
Property, plant, and equipment, net	$6,560	$6,560

Depreciation and amortization expense on our property, plant, and equipment totaled $754 million and $777 million during the nine months ended September 29, 2006 and September 30, 2005, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of Coca-Cola products with 93 percent of our sales volume during the nine months ended September 29, 2006 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned 35 percent of our outstanding shares as of September 29, 2006. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

We have received an extension until January 2007 of our bottler agreements with TCCC for our territories in Belgium, continental France, and the Netherlands while we negotiate the renewal of these licenses. We believe that we and TCCC will enter into agreements without material modifications to the terms of the existing agreements and without substantial cost. For additional information about these agreements, refer to Item 1 of Part 1, “Business - European Beverage Agreements,” in our Form 10-K.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Income for the three and nine months ended September 29, 2006 and September 30, 2005 (in millions):

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$114	$116	$320	$324
Dispensing equipment repair services	18	20	55	56
Other transactions	31	19	88	48
Total	$163	$155	$463	$428
Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,189)	$(1,113)	$(3,566)	$(3,380)
Purchases of sweeteners	(64)	(69)	(219)	(170)
Purchases of finished products	(267)	(233)	(675)	(579)
Marketing support funding earned	116	108	336	333
Cold drink equipment placement funding earned	31	10	88	33
Total	$(1,373)	$(1,297)	$(4,036)	$(3,763)
Amounts affecting selling, delivery, and administrative expenses:
Marketing program payments	$(1)	$(1)	$(3)	$(3)
Operating expense cost reimbursements	7	6	21	18
Other transactions	—	(1)	(5)	—
Total	$6	$4	$13	$15

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

NOTE 7 - DEBT

The following table summarizes our debt as of September 29, 2006 and December 31, 2005 (in millions):

	September 29, 2006		December 31, 2005
	Principal		Principal
	Balance	Rates(A)	Balance	Rates(A)
U.S. dollar commercial paper(B)	$961	5.3%	$156	3.9%
Euro commercial paper	120	3.1	236	2.4
Canadian dollar commercial paper	192	4.3	201	3.4
U.S. dollar notes due 2006-2037(B)	1,792	5.3	2,496	5.0
Euro and pound sterling notes due 2006-2021(C)	2,765	5.0	2,563	4.6
Canadian dollar notes due 2009	134	5.9	129	5.9
U.S. dollar debentures due 2012-2098	3,783	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(D)	205	8.4	193	8.4
Various foreign currency debt and credit facilities	101	—	172	—
Capital lease obligations (E)	148	—	132	—
Other debt obligations	51	—	48	—
Total debt	10,252		10,109
Less: current portion of debt	846		944
Debt, less current portion	$9,406		$9,165

(A) These rates represent the weighted average interest rates or effective interest rates on the outstanding balances.

(B) In August 2006, a $450 million, 5.38 percent note matured. In September 2006, a $250 million, 2.50 percent note matured. In connection with the maturing of these notes, we increased our borrowings under our U.S. dollar commercial paper program.

(C) In May 2006, a £175 million British pound sterling, 4.13 percent note (U.S. $330 million) matured. In connection with the maturing of this note, we issued a new £175 million British pound sterling, 5.25 percent note (U.S. $325 million) due May 2009.

(D) Amounts are shown net of unamortized discounts of $424 million and $436 million as of September 29, 2006 and December 31, 2005, respectively.

(E) These amounts represent the present value of our minimum capital lease payments as of September 29, 2006 and December 31, 2005, respectively.

At September 29, 2006 and December 31, 2005, approximately $1.6 billion and $849 million, respectively, of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our Condensed Consolidated Balance Sheets as a result of our intent and ability to refinance these borrowings through amounts available under committed credit facilities.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. Amounts available under committed credit facilities serve as back-up to our domestic and international commercial paper programs and support our working capital needs.  Amounts available under our public debt facilities could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. The following table summarizes our availability under debt and credit facilities as of September 29, 2006 and December 31, 2005 (in millions):

	September 29,	December 31,
	2006	2005
Amounts available for borrowing:
Amounts available under committed credit facilities (A)	$2,920	$2,890
Amounts available under public debt facilities:(B)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	1,514	1,557
Total amounts available under public debt facilities	4,735	4,778

Total amounts available	$7,655	$7,668

(A) At September 29, 2006, there were no outstanding borrowings under our committed credit facilities. Our primary committed credit facility was established in 2004 and matures in 2009. This $2.5 billion revolving credit facility is with a syndicate of 26 banks and serves as a backstop to our various commercial paper programs and for general corporate borrowing purposes.

(B) Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of September 29, 2006. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

We guarantee debt and other obligations of certain third parties. In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of September 29, 2006 and December 31, 2005 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2006	2005	2006	2005
Manufacturing cooperative	Various through 2015	$239	$236	$209	$223
Vending partnership	November 2006	25	25	15	13
Other	Renewable	1	1	1	1
		$265	$262	$225	$237

We hold no assets as collateral against these guarantees and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships.

Legal Contingencies

On February 7, 2006, a purported class action lawsuit was filed against us and several of our current and former officers and directors (the “Argento Suit”). The lawsuit alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. “Copycat” lawsuits virtually identical to this suit, some raising derivative claims under Delaware state law and others bringing claims under the Employees’ Retirement Income Security Act, were filed in courts in Delaware and Georgia. The Delaware suit names TCCC as a defendant and alleges that we are “controlled” by TCCC to our detriment and to the detriment of our shareowners. It is possible that additional suits may be filed in the future. The various suits have been consolidated in each court by suit type. We moved to dismiss the Argento Suit, and by order dated May 19, 2006 that suit was dismissed. On June 30, 2006, an amended complaint was filed, containing allegations substantially similar to those in the Argento Suit. Amended complaints have been filed in the other suits as well.  We possess strong defenses to the claims raised in these lawsuits and either have asked or will ask the courts to dismiss each of the suits. At this time, it is not possible for us to predict the ultimate outcome of these matters.

On February 14, 2006, a lawsuit was filed by a group of United States Coca-Cola bottlers against TCCC and us (the “Ozarks Suit”). This lawsuit brings claims for breach of contract and breach of duty, along with other related claims arising out of our plan to offer warehouse delivery of Powerade to a specific customer within our exclusive territory. The lawsuit seeks unspecified compensatory and exemplary damages and seeks preliminary and permanent injunctive relief. Also, on February 14, 2006, a second lawsuit was filed in Alabama state court by additional bottler plaintiffs. This lawsuit brings claims that are substantially similar to those in the Ozarks Suit, although it does not contain a request for preliminary injunctive relief. On March 17, 2006, the Ozarks Suit was transferred to the U.S. District Court for the Northern District of Georgia. On April 21, 2006, the Ozarks plaintiffs filed a pleading with the federal court suggesting that the court defer any hearing or further briefing on the plaintiffs’ motion for preliminary injunction. Plaintiffs have filed amended complaints in both actions raising comparable allegations regarding programs to offer warehouse delivery of certain Dasani and Minute Maid products to specific customers within our exclusive territory.  We possess strong defenses to the claims. At this time, it is not possible for us to predict the ultimate outcome of these matters.

In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas Supreme Court in November 2004. In an opinion issued October 20, 2006, the Texas Supreme Court reversed the Texas Court of Appeals’ judgment and either dismissed or rendered judgment in favor of us on the claims that were the subject of the appeal. The plaintiffs, however, have the right to file a motion for rehearing. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against an unfavorable outcome in these claims. At this time, we have not recorded any amounts for potential awards related to these additional claims.

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

Environmental

At September 29, 2006, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material adverse effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 38 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

Franchise License Intangible Assets

We perform an annual impairment test of our franchise license intangible assets on the last day of our fiscal October. In performing our 2005 annual impairment test, we estimated that the fair value of our North American franchise license intangible assets exceed their carrying amount by approximately 7 percent. Accordingly, if the estimated value of these rights declined greater than this amount, we would need to record an impairment charge for these assets. Due to the potential impact that the current cost, interest rate, and marketplace environments may have on our future forecasts, there is a possibility that the estimated value of our North American franchise licenses may not exceed their carrying amount when we perform our 2006 annual impairment test. For additional information about our annual impairment test of our franchise license intangible assets, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K.

Letters of Credit

At September 29, 2006, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $399 million and letters of credit for certain operating activities aggregating $4 million.

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

NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three and nine months ended September 29, 2006 and September 30, 2005 (in millions):

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Components of net periodic benefit costs:
Service cost	$37	$34	$110	$99
Interest cost	40	39	118	113
Expected return on plan assets	(47)	(41)	(140)	(121)
Amortization of actuarial loss	20	17	60	49
Net periodic benefit cost	$50	$49	$148	$140

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs and the specific cost to us for those programs and other postretirement healthcare is not significant. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three and nine months ended September 29, 2006 and September 30, 2005 (in millions):

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Components of net periodic benefit costs:
Service cost	$4	$3	$10	$9
Interest cost	6	6	17	17
Amortization of prior service cost	(3)	(4)	(10)	(10)
Amortization of actuarial loss	—	1	3	3
Net periodic benefit cost	$7	$6	$20	$19

Contributions

Contributions to our pension and other postretirement benefit plans were $208 million and $261 million for the nine months ended September 29, 2006 and September 30, 2005, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2006, as well as our actual contributions for the year ended December 31, 2005 (in millions):

	Projected	Actual
	2006	2005
Pension - U.S.	$136	$204
Pension - Foreign	71	70
Other Postretirement	21	22
Total contributions	$228	$296

NOTE 10 - INCOME TAXES

Our effective tax rate was 19 percent and 23 percent for the nine months ended September 29, 2006 and September 30, 2005, respectively. The following table provides a reconciliation of the income tax provision at the statutory federal rate to our actual income tax provision for the nine months ended September 29, 2006 and September 30, 2005 (in millions):

	Nine Months Ended
	2006	2005
U.S. federal statutory expense	$245	$262
State expense, net of federal benefit	7	12
Taxation of European and Canadian operations, net	(68)	(65)
Rate and law change benefit	(71)	(35)
Valuation allowance provision	7	—
Nondeductible items	14	8
Revaluation of income tax obligations	(2)	(3)
Other, net	—	(2)
Total provision for income taxes	$132	$177

NOTE 11 - EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. The following table summarizes our basic and diluted earnings per share calculations for the three and nine months ended September 29, 2006 and September 30, 2005 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net income	$213	$192	$568	$571
Basic weighted average common shares outstanding (A)	476	472	474	471
Effect of dilutive securities (B)	6	4	6	4
Diluted weighted average common shares outstanding	482	476	480	475
Basic net income per share	$0.45	$0.41	$1.20	$1.21
Diluted net income per share	$0.44	$0.40	$1.18	$1.20

(A) At September 29, 2006 and September 30, 2005, we were obligated to issue, for no additional consideration, 2.9 million and 3.3 million common shares, respectively, under deferred share plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share.

(B) Options to purchase 53 million common shares were outstanding as of September 29, 2006 and September 30, 2005. Of these amounts, options to purchase 32 million common shares for the three months ended September 29, 2006 and September 30, 2005 and options to purchase 36 million and 32 million common shares for the nine months ended September 29, 2006 and September 30, 2005, respectively, were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the nine months ended September 29, 2006 and September 30, 2005, we made dividend payments on our common stock totaling $86 million and $57 million, respectively.

NOTE 12 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other adjustments, including items such as foreign currency translation adjustments, hedges of net investments in international subsidiaries, minimum pension liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our international subsidiaries are considered to be indefinitely reinvested. The following table summarizes our comprehensive income (loss) for the three and nine months ended September 29, 2006 and September 30, 2005 (in millions):

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005
Net income	$213	$192	$568	$571
Currency translations	12	93	175	(261)
Net investment hedges, net of tax	2	2	(17)	49
Other adjustments, net of tax	4	1	6	(4)
Net comprehensive income adjustments, net of tax	18	96	164	(216)
Comprehensive income	$231	$288	$732	$355

NOTE 13 - RESTRUCTURING ACTIVITIES

During the three and nine months ended September 29, 2006, we recorded restructuring charges totaling $5 million and $52 million, respectively. These charges, included in SD&A expenses, were primarily related to (1) the reorganization of certain aspects of our operations in Europe; (2) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada; and (3) changes in our executive management. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front-line employees and our customers; and (3) will provide long-term cost savings through improved administrative and operating efficiencies. Similarly, the reorganization of certain aspects of our operations in Europe has helped improve operating effectiveness and efficiency while enabling our front-line employees to better meet the needs of our customers. During the remainder of 2006, we expect to incur additional restructuring charges of approximately $10 million primarily associated with relocations, workforce reductions, and vacating certain real property leases in connection with these restructuring activities. We expect to be substantially complete with these restructuring activities by the end of 2006.

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

The following table summarizes our restructuring activities for the year ended December 31, 2005 and for the nine months ended September 29, 2006 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2004	$—	$—	$—
Provision	61	19	80
Cash payments	(18)	(19)	(37)
Non-cash	(10)	—	(10)
Balance at December 31, 2005	33	—	33
Provision	41	11	52
Cash payments	(38)	(7)	(45)
Non-cash	(5)	(1)	(6)
Balance at September 29, 2006	$31	$3	$34

NOTE 14 - CENTRAL ACQUISITION

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

Seasonality
Our operating results for the third quarter and first nine months of 2006 are not necessarily indicative of the results that may be expected for the full-year ending December 31, 2006 due to business seasonality.  Business seasonality is the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and interest expense, which are not significantly impacted by business seasonality.

Financial Results
Our net income in the third quarter of 2006 was $213 million, or $0.44 per diluted common share, compared to net income of $192 million, or $0.40 per diluted common share, in the third quarter of 2005.

Our third quarter of 2006 results included the following items of significance:

•                  a $5 million ($3 million net of tax, or $0.01 per diluted common share) charge related to restructuring activities, primarily in Europe; and

•                  a $9 million ($5 million net of tax, or $0.01 per diluted common share) increase in compensation expense related to the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”) on January 1, 2006.

Our third quarter of 2005 results included the following items of significance:

•                  a $24 million ($15 million net of tax, or $0.04 per diluted common share) charge related to restructuring activities; and

•                  a $24 million ($15 million net of tax, or $0.03 per diluted common share) charge primarily related to asset write-offs associated with Hurricane Katrina.

Our financial results in the third quarter of 2006 were negatively impacted by marketplace pressures that limited our volume and pricing growth in North America. We also experienced a modestly higher cost of goods environment across our territories. These challenges were offset by (1) the positive impact of continued operating improvement in Europe; (2) the benefit of higher Jumpstart income as a result of increased cold drink equipment placements, primarily related to the rollout of our energy drink portfolio; and (3) a continued focus on controlling our operating expense growth. In North America, we experienced weak CSD category trends, particularly in regular soft drinks, and ongoing pricing pressures in the water category. These items were partially offset by positive volume growth attributable to product innovation, such as Coke Zero. In Europe, we achieved solid operating performance improvement due to a combination of strong volume growth and moderate pricing improvement. These results were achieved despite persistent CSD category weakness in Great Britain.

2006 Outlook

For North America, we expect volume growth to be flat and net price per case growth of approximately 2.0 to 3.0 percent. For Europe, our goals include volume growth of approximately 3.0 percent and net price per case growth of approximately 1.0 to 2.0 percent. We expect our consolidated cost of goods per case to increase approximately 4.0 percent during 2006, which includes the impact of package mix shifts and moderate increases in the cost of concentrate and other ingredient and packaging materials. We expect our overall capital spending to be less than $1.0 billion during 2006.

RESULTS OF OPERATIONS

The following table summarizes our Condensed Consolidated Statements of Income data as a percentage of net operating revenues for the periods presented:

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.9	59.5	60.3	59.3
Gross profit	39.1	40.5	39.7	40.7
Selling, delivery, and administrative expenses	30.5	31.8	31.9	32.0
Operating income	8.6	8.7	7.8	8.7
Interest expense, net	3.1	3.2	3.2	3.3
Other nonoperating income (expense), net	0.1	0.0	0.0	(0.1)
Income before income taxes	5.6	5.5	4.6	5.3
Income tax expense	1.6	1.5	0.8	1.3
Net income	4.0%	4.0%	3.8%	4.0%

Operating Income

Operating income increased $24 million, or 5.5 percent, in the third quarter of 2006 to $449 million from $425 million in the third quarter of 2005. Operating income decreased $67 million, or 5.5 percent, in the first nine months of 2006 to $1.2 billion. The following table summarizes the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest ½ percent):

	Third Quarter 2006		First Nine Months 2006
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost, and mix on gross profit	$(45)	(10.5)%	$6	0.5%
Impact of bottle and can volume on gross profit	34	8.0	97	8.0
Impact of Jumpstart funding on gross profit	21	5.5	55	4.5
Net impact of acquired bottler	2	0.5	5	0.5
Selling, delivery, and administrative expenses	(29)	(7.0)	(159)	(13.0)
Change in accounting for share-based payment awards	(9)	(2.0)	(26)	(2.0)
Net impact of restructuring charges in 2006 and 2005	19	4.5	(20)	(1.5)
Hurricane Katrina asset write-offs in 2005	24	5.5	24	2.0
HFCS litigation settlement proceeds in 2005	—	0.0	(48)	(4.0)
Asset sale in 2005	—	0.0	(7)	(0.5)
Currency exchange rate changes	11	2.5	4	0.0
Other changes	(4)	(1.5)	2	0.0
Change in operating income	$24	5.5%	$(67)	(5.5)%

Net Operating Revenues

Net operating revenues increased 6.5 percent in the third quarter of 2006 to $5.2 billion from $4.9 billion in the third quarter of 2005. The percentage of our third quarter of 2006 net operating revenues derived from North America and Europe was 71 percent and 29 percent, respectively. Great Britain contributed 46 percent of Europe’s net operating revenues in the third quarter of 2006.

Net operating revenues increased 5.5 percent in the first nine months of 2006 to $15.0 billion from $14.2 billion in the first nine months of 2005. The percentage of our first nine months of 2006 net operating revenues derived from North America and Europe was 72 percent and 28 percent, respectively. Great Britain contributed 45 percent of Europe’s net operating revenues in the first nine months of 2006.

Our net operating revenues in the third quarter of 2006 were negatively impacted by limited volume and pricing growth in North America due to weak CSD category trends and ongoing pricing pressures in the water category. In Europe, we achieved strong volume growth and moderate pricing improvement, despite persistent CSD category weakness in Great Britain. We continued to benefit from product innovation and experienced increases in the sale of our lower-calorie beverages, water brands, isotonics, and energy drinks.

Net operating revenue per case increased 4.0 percent in the third quarter of 2006 versus the third quarter of 2005 and increased 3.0 percent in the first nine months of 2006 versus the first nine months of 2005. The following table summarizes the significant components of the change in our net operating revenue per case for the periods presented (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Third Quarter 2006			First Nine Months 2006
	Consolidated	North America	Europe	Consolidated	North America	Europe
Changes in net operating revenue per case:
Bottle and can net pricing per case	1.0%	1.0%	1.5%	2.0%	2.0%	1.5%
Belgium excise and VAT tax changes	0.0	0.0	0.0	0.0	0.0	(0.5)
Post mix, agency, and other revenues	1.0	1.0	0.5	1.0	1.0	0.5
Currency exchange rate changes	2.0	0.5	5.0	0.0	1.0	(1.0)
Change in net operating revenue per case	4.0%	2.5%	7.0%	3.0%	4.0%	0.5%

During the third quarter and the first nine months of 2006, our bottle and can sales accounted for 89 percent and 90 percent of our total net operating revenues, respectively. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher margin packages that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our third quarter of 2006 bottle and can net pricing per case was primarily achieved through higher rates, offset partially by negative mix in North America due to slower immediate consumption sales and increased pricing pressures in the water category.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the United States, we participate in cooperative trade marketing programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative for the North American bottling system. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $570 million and $565 million in the third quarter of 2006 and 2005, respectively, and $1.6 billion and $1.7 billion in the first nine months of 2006 and 2005, respectively. These amounts include net customer marketing accrual reductions related to prior year programs of $13 million and $8 million in the third quarter of 2006 and 2005, respectively, and $39 million and $45 million in the first nine months of 2006 and 2005, respectively. The cost of these various programs as a percentage of gross revenues was 6.2 percent in the third quarter and first nine months of 2006 and 6.6 percent and 6.8 percent in the third quarter and first nine months of 2005, respectively. The decrease in the cost of these various programs as a percentage of gross revenues was the result of higher promotional activities in the third quarter and first nine months of 2005 in conjunction with the significant product innovation that occurred during 2005.

Cost of Sales

Cost of sales increased 9.0 percent in the third quarter of 2006 to $3.2 billion from $2.9 billion in the third quarter of 2005 and increased 7.0 percent in the first nine months of 2006 to $9.0 billion from $8.4 billion in the first nine months of 2005.

Cost of sales per case increased 6.5 percent in the third quarter of 2006 versus the third quarter of 2005 and increased 5.0 percent in the first nine months of 2006 versus the first nine months of 2005. The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest ½ percent and based on wholesale physical case volume):

	Third Quarter 2006			First Nine Months 2006
	Consolidated	North America	Europe	Consolidated	North America	Europe
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	4.0%	4.5%	2.0%	3.5%	4.0%	2.0%
Belgium excise and VAT tax changes	0.0	0.0	0.0	0.0	0.0	(0.5)
HFCS litigation settlement proceeds in 2005	0.0	0.0	0.0	0.5	1.0	0.0
Bottle and can marketing credits and Jumpstart funding	(1.0)	(1.5)	(0.5)	(1.0)	(1.5)	0.0
Costs related to post mix, agency, and other revenues	1.5	2.0	0.5	1.5	2.0	0.5
Currency exchange rate changes	2.0	0.5	5.0	0.5	1.0	(1.0)
Change in cost of sales per case	6.5%	5.5%	7.0%	5.0%	6.5%	1.0%

The increase in our bottle and can ingredient and packaging costs during the third quarter of 2006 was primarily the result of increases in the cost of certain materials, particularly fuel. We also experienced higher costs associated with package mix shifts and moderate increases in the cost of concentrate, PET (plastic), and cans.

We implemented a project in the Netherlands to transition from the production and sale of refillable PET (plastic) bottles to the production and sale of non-refillable PET (plastic) bottles. The transition commenced in 2004 and was completed in the first quarter of 2006. We expect the increased packaging flexibility to increase sales in the Netherlands by offering added variety and convenience to consumers. The transition resulted in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable plastic bottles; (2) costs for removing current production lines; (3) termination and severance costs; (4) training costs; (5) external warehousing costs; and (6) operational inefficiencies. These expenses totaled approximately $19 million, net of $8 million in gains related to the forfeiture of deposits and the sale of refillable PET (plastic) bottles and crates. We recognized $11 million and $16 million of these expenses during 2005 and 2004, respectively, and recorded the $8 million in gains during the first nine months of 2006.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2005 (no acquisitions were made in 2005; selling days were the same in the third quarter and first nine months of 2006 and 2005; rounded to the nearest ½ percent):

	Third Quarter 2006			First Nine Months 2006
	Consolidated	North America	Europe	Consolidated	North America	Europe
Change in volume	2.5%	1.5%	5.5%	2.5%	2.0%	3.0%
Impact of acquisitions	(0.5)	(1.0)	0.0	(0.5)	(0.5)	0.0
Change in volume, adjusted for acquisitions	2.0%	0.5%	5.5%	2.0%	1.5%	3.0%

North America comprised approximately 76 percent of our consolidated bottle and can volume during the third quarter and first nine months of 2006 and 2005.

Brands

The following table summarizes our volume results by major brand category for the periods presented, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2005 (no acquisitions were made in 2005; selling days were the same in the third quarter and first nine months of 2006 and 2005; rounded to the nearest ½ percent):

	Third Quarter 2006		First Nine Months 2006
	Change	Percent of Total	Change	Percent of Total
Consolidated:
Coca-Cola trademark	(1.0)%	57.5%	(1.0)%	59.5%
Soft-drink flavors and energy	3.5	24.5	4.5	24.5
Juices, isotonics, and other	3.5	10.5	2.5	9.0
Water	16.0	7.5	18.0	7.0
Total	2.0%	100.0%	2.0%	100.0%
North America:
Coca-Cola trademark	(3.0)%	55.0%	(2.5)%	56.5%
Soft-drink flavors and energy	3.5	25.5	6.0	26.0
Juices, isotonics, and other	2.0	10.5	1.5	9.0
Water	14.5	9.0	18.5	8.5
Total	0.5%	100.0%	1.5%	100.0%
Europe:
Coca-Cola trademark	4.5%	66.0%	4.0%	68.5%
Soft-drink flavors and energy	3.5	20.5	(3.0)	19.0
Juices, isotonics, and other	8.5	10.5	6.0	10.0
Water	30.5	3.0	13.5	2.5
Total	5.5%	100.0%	3.0%	100.0%

The overall performance of our products during the third quarter and first nine months of 2006 continued to be impacted by trends in the marketplace, which reflect a consumer preference for diet and lower-calorie beverages and an increased demand for multiple beverage choices. In order to capitalize on these trends, we continue to promote product and package innovation, particularly in our diet and light brands, water brands, and sports and energy drinks.

In North America, the sales volume of our Coca-Cola trademark products decreased 3.0 percent during the third quarter of 2006. Our regular Coca-Cola trademark products decreased 3.5 percent, while our diet Coca-Cola trademark products declined 2.0 percent. The decrease in our regular Coca-Cola trademark products was primarily attributable to lower sales of Coke with Lime and Vanilla Coke, offset partially by sales of Black Cherry Vanilla Coke, which was introduced during the first quarter of 2006. The decline in our diet Coca-Cola trademark products was primarily driven by lower sales of Diet Coke with Lime, Diet Vanilla Coke, and Diet Coke Sweetened with Splenda®. These decreases were partially offset by increased year-over-year sales of Coca-Cola Zero, which was launched in the second quarter of 2005, and sales of Diet Black Cherry Vanilla Coke, which was introduced during the first quarter of 2006.

Our soft drink flavors and energy volume in North America increased 3.5 percent during the third quarter of 2006. This increase was primarily driven by the performance of our energy portfolio, including Full Throttle and Rockstar, the introduction of Vault and Vault Zero during the first and second quarters of 2006, respectively, and higher sales of our Fresca products. These increases were offset partially by a year-over-year decline in the sale of Sprite and Sprite Remix products.

Our juices, isotonics, and other volume increased 2.0 percent in North America during the third quarter of 2006. This increase was primarily attributable to Powerade volume growth, offset partially by a decrease in the sale of Minute Maid products. We also introduced Gold Peak, a premium iced tea beverage, during the third quarter of 2006. Our water brands continued to perform well, increasing 14.5 percent during the quarter. This performance was primarily driven by higher Dasani sales volume.

In Europe, the sales volume of our Coca-Cola trademark products increased 4.5 percent during the third quarter of 2006. Our regular Coca-Cola trademark products increased 4.0 percent, driven primarily by higher sales of Coke Classic. Our diet Coca-Cola trademark products increased 6.0 percent, which was primarily attributable to sales of Coca-Cola Zero, which was introduced in Great Britain and Belgium during the second and third quarters of 2006, respectively.

Our soft drink flavors and energy volume in Europe increased 3.5 percent during the third quarter of 2006, while our juices, isotonics, and other volume increased 8.5 percent. The increase in our juices, isotonics, and other volume was primarily driven by volume growth in our sports drink, Aquarius.

Packages

The following table summarizes our volume results by major package category for the periods presented, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2005 (no acquisitions were made in 2005; selling days were the same in the third quarter and first nine months of 2006 and 2005; rounded to the nearest ½ percent):

	Third Quarter 2006		First Nine Months 2006
	Change	Percent of Total	Change	Percent of Total
North America:
Cans	(0.5)%	57.5%	0.5%	59.0%
20-ounce	(2.0)	14.5	0.5	14.5
2-liter	(1.5)	10.0	(2.5)	10.5
Other (includes 500 ml and 32-ounce)	9.5	18.0	9.5	16.0
Total	0.5%	100.0%	1.5%	100.0%
Europe:
Cans	4.0%	37.0%	3.0%	38.5%
Multi serve PET (1-liter and greater)	5.5	31.5	2.5	31.5
Single serve PET	7.0	15.5	4.0	14.0
Other	6.5	16.0	3.0	16.0
Total	5.5%	100.0%	3.0%	100.0%

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (“SD&A”) expenses increased $28 million, or 2.0 percent, in the third quarter of 2006 to $1.6 billion and increased $226 million, or 5.0 percent, in the first nine months of 2006 to $4.8 billion. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest ½ percent):

	Third Quarter 2006		First Nine Months 2006
		Percent		Percent
		Change		Change
	Amount	of Total	Amount	of Total
Changes in SD&A expenses:
Administrative expenses	$(26)	(1.5)%	$18	0.5%
Selling and marketing expenses	32	2.0	93	2.0
Delivery and merchandise expenses	16	1.0	49	1.0
Expenses of acquired bottler	10	0.5	22	0.5
Change in accounting for share-based payment awards	9	0.5	26	0.5
Net impact of restructuring charges in 2006 and 2005	(19)	(1.0)	20	0.5
Hurricane Katrina asset write-offs in 2005	(21)	(1.5)	(21)	(0.5)
Asset sale in 2005	—	0.0	7	0.0
Currency exchange rate changes	20	1.5	13	0.5
Other expenses	7	0.5	(1)	0.0
Change in SD&A expenses	$28	2.0%	$226	5.0%

SD&A expenses as a percentage of net operating revenues was 30.5 percent and 31.8 percent in the third quarter of 2006 and 2005, respectively, and 31.9 percent and 32.0 percent in the first nine months of 2006 and 2005, respectively. The decrease in our SD&A expenses as a percentage of net operating revenues during the third quarter of 2006 was primarily the result of (1) a continued focus on controlling the growth of our operating expenses; (2) lower restructuring charges; and (3) the absence of hurricane related asset write-offs. These items were partially offset by higher employee compensation expense due to the adoption of SFAS 123R.

During the third quarter and first nine months of 2006, we recorded restructuring charges totaling $5 million and $52 million, respectively. These charges were primarily related to (1) the reorganization of certain aspects of our operations in Europe; (2) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada; and (3) changes in our executive management. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front-line employees and our customers; and (3) will provide long-term cost savings through improved administrative and operating efficiencies. Similarly, the reorganization of certain aspects of our operations in Europe has helped improve operating effectiveness and efficiency while enabling our front-line employees to better meet the needs of our customers. During the fourth quarter of 2006, we expect to incur additional restructuring charges of approximately $10 million primarily associated with relocations, workforce reductions, and vacating certain real property leases in connection with these restructuring activities. We expect to be substantially complete with these restructuring activities by the end of 2006.

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

On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards, including employee share options, to be recorded as employee compensation expense over the requisite service period. We applied the modified prospective transition method when we adopted SFAS 123R and, therefore, did not restate any prior periods. During the third quarter and first nine months of 2006, we recorded incremental compensation expense of $9 million and $26 million, respectively, as a result of adopting SFAS 123R. If our share-based payment awards had been accounted for under SFAS 123R during third quarter and first nine months of 2005, our compensation expense would have been approximately $12 million and $37 million higher. For additional information about the adoption of SFAS 123R, refer to Note 3 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Interest Expense, net
Interest expense, net increased 2.0 percent in the third quarter of 2006 to $159 million from $156 million in the third quarter of 2005. Our weighted average cost of debt was 5.9 percent in the third quarter of 2006 versus 5.8 percent in the third quarter of 2005. Our average outstanding debt balance in the third quarter of 2006 was $10.5 billion as compared to $10.7 billion in the third quarter of 2005. At September 29, 2006, approximately 80 percent of our debt portfolio was comprised of fixed-rate debt and 20 percent was floating-rate debt.

Interest expense, net increased 0.5 percent in the first nine months of 2006 to $472 million from $470 million in the first nine months of 2005. Our weighted average cost of debt was 5.9 percent in the first nine months of 2006 versus 5.6 percent in the first nine months of 2005. Our average outstanding debt balance in the first nine months of 2006 was $10.5 billion as compared to $11.0 billion in the first nine months of 2005.

Other nonoperating income (expense), net
During the second quarter of 2005, we recorded a $7 million loss on our investment in certain marketable equity securities, after concluding that our unrealized loss on the investment was other-than-temporary.

Income Tax Expense
Our effective tax rate was 19 percent and 23 percent for the first nine months of 2006 and 2005, respectively. Our effective tax rate for the first nine months of 2006 included the net favorable impact of $71 million (10 percentage point decrease in our effective tax rate) related to state tax law and Canadian federal and provincial tax rate changes. Our effective tax rate for the first nine months of 2005 included the net favorable impact of $35 million (5 percentage point decrease in our effective tax rate) related to state tax law changes and tax rate reductions. Our effective tax rate for the remaining three months of 2006 is projected to be approximately 29 percent. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first nine months of 2006 and 2005.

RELATIONSHIP WITH THE COCA-COLA COMPANY

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume during the first nine months of 2006 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of September 29, 2006. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

The following table summarizes our availability under debt and credit facilities as of September 29, 2006 and December 31, 2005 (in millions):

	September 29,	December 31,
	2006	2005
Amounts available for borrowing:
Amounts available under committed credit facilities (A)	$2,920	$2,890
Amounts available under public debt facilities: (B)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	1,514	1,557
Total amounts available under public debt facilities	4,735	4,778

Total amounts available	$7,655	$7,668

(A) At September 29, 2006, there were no outstanding borrowings under our committed credit facilities. Our primary committed credit facility matures in 2009. This $2.5 billion revolving credit facility is with a syndicate of 26 banks and serves as a backstop to our various commercial paper programs and for general corporate borrowing purposes.

(B) Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At September 29, 2006 and December 31, 2005, we had $1.3 billion and $593 million, respectively, outstanding in commercial paper.  During 2006, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and short-term credit facilities with operating cash flow and intend to refinance the remaining outstanding borrowings.  As shown in the preceding table, at September 29, 2006, we had approximately $2.9 billion available for borrowing under committed credit facilities.

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

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of September 29, 2006. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities
During the first nine months of 2006, our primary sources of cash were proceeds of (1) $657 million from the net issuance of commercial paper and (2) $741 million from the issuance of debt. Our primary uses of cash were (1) debt repayments of $1.6 billion; (2) capital asset investments totaling $621 million; (3) the acquisition of Central

Coca-Cola Bottling, Inc for $102 million, net of cash acquired; and (4) $208 million in pension and other postretirement benefit plan contributions.

Operating Activities
Our net cash derived from operating activities totaled $925 million in the first nine months of 2006 versus $1.2 billion in the first nine months of 2005. This decrease was primarily the result of (1) working capital changes and (2) the receipt of $48 million in proceeds from the settlement of litigation against suppliers of HFCS during the first nine months of 2005. These items were partially offset by a $53 million decrease in our pension and other postretirement benefit plan contributions. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities
Our capital asset investments increased $16 million in the first nine months of 2006 to $621 million and represented the principal use of cash for investing activities. The following table summarizes our capital asset investments for the first nine months of 2006 and 2005 (in millions):

	First Nine Months
	2006	2005
Operational infrastructure improvements	$225	$262
Cold drink equipment	295	195
Fleet purchases	57	83
Information technology and other capital investments	44	65
Total capital asset investments	$621	$605

Our investment in cold drink equipment increased in the first nine months of 2006 as compared to the first nine months of 2005, due to the higher equipment placement requirements in 2006 versus 2005 under our amended Jumpstart agreements with TCCC. The amended agreements include the rollout of our energy drink portfolio.

Financing Activities
Our net cash used in financing activities decreased $248 million in the first nine months of 2006 to $205 million from $453 million in the first nine months of 2005. The following table summarizes our issuances of debt, payments on debt, and our net issuance of commercial paper for the first nine months of 2006 and 2005 (in millions):

			First Nine Months
Issuances of debt	Maturity Date	Rate	2006	2005
£175 million British pound sterling note	May 2009	5.25%	$325	$—
British revolving credit facilities	Uncommitted	—(A)	213	74
French revolving credit facilities	Uncommitted	—(A)	146	225
Other issuances	—	—	57	—
Total issuances of debt, excluding commercial paper			741	299
Net issuances of commercial paper			657	51
Total issuances of debt			$1,398	$350

			First Nine Months
Payments on debt	Maturity Date	Rate	2006	2005
$250 million U.S. dollar note	September 2006	2.50%	$(250)	$—
$450 million U.S. dollar note	August 2006	5.38	(450)	—
£175 million British pound sterling note	May 2006	4.13	(330)	—
$250 million U.S. dollar note	January 2005	8.00	—	(250)
British revolving credit facilities	Uncommitted	—(A)	(254)	(151)
French revolving credit facilities	Uncommitted	—(A)	(194)	(295)
Other payments	—	—	(90)	(84)
Total payments on debt			$(1,568)	$(780)

(A) These credit facilities and notes carry variable interest rates.

During the first nine months of 2006, we made $86 million in dividend payments on our common stock compared to $57 million in the first nine months of 2005.

FINANCIAL POSITION

Assets
Trade accounts receivable, net increased $223 million, or 12.5 percent, to $2.0 billion at September 29, 2006 from $1.8 billion at December 31, 2005. Inventories increased $176 million, or 22.5 percent, to $962 million at September 29, 2006 from $786 million at December 31, 2005. These increases were primarily due to (1) the seasonality of our business which results in higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year and (2) currency exchange rate changes.

Liabilities and Shareowners’ Equity
Accounts payable and accrued expenses decreased $188 million, or 7.0 percent, to $2.5 billion at September 29, 2006 from $2.6 billion at December 31, 2005. This decrease was primarily driven by the timing of payments, including those related to our customer trade marketing programs and annual bonus program, offset partially by currency exchange rate changes.

Total debt increased $143 million to $10.3 billion at September 29, 2006 from $10.1 billion at December 31, 2005. This increase was the result of currency exchange rate changes of $259 million, other increases of $54 million, offset partially by cash repayments exceeding new debt issuances by $170 million.

Defined Benefit Plan Contributions
Contributions to our pension and other postretirement benefit plans were $208 million and $261 million in the first nine months of 2006 and 2005, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2006, as well as our actual contributions for the year ended December 31, 2005 (in millions):

	Projected	Actual
	2006	2005
Pension - U.S.	$136	$204
Pension - Foreign	71	70
Other Postretirement	21	22
Total contributions	$228	$296

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

In North America, we have a pricing agreement with a supplier of a majority of our aluminum purchases that caps the price we pay for aluminum at 85 cents per pound. This pricing agreement and related price cap are set to expire on December 31, 2006. If we did not implement any hedging strategies to mitigate our exposure during 2007, we estimate that each 1 cent increase in the price per pound of aluminum during 2007 over 85 cents per pound would increase our cost of sales by approximately $6 million. However, we have implemented and plan to continue to implement certain hedging strategies, including entering into fixed price agreements, in order to mitigate some of our exposure to price fluctuations in 2007. The agreements entered into to date, though, are at rates higher than our expiring price caps.

In Europe, we have not had fixed pricing agreements with respect to our aluminum purchases during 2006. Additionally, a portion of our cans in Europe are made from steel, rather than aluminum. Considering these facts and based upon the current price of aluminum, we do not foresee a significant increase in our cost of sales in Europe during 2007 as a result of the cost of aluminum.

For additional information about our market risk, refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures About Market Risk,” in our Form 10-K for the year ended December 31, 2005.

Item 4.                          Controls and Procedures

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended September 29, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.                          Legal Proceedings

Harmar Bottling Company, et al. vs. The Coca-Cola Company, et al., Petitioners, reported in our Annual Report on Form 10-K for the year ended December 31, 2005, had an opinion issued judgment and either dismissed or rendered judgment in favor of us on the clams that were the subject of the appeal. The plaintiffs, however, have the right to file a motion for rehearing.

Argento Trading Company et al. vs. Coca-Cola Enterprises Inc. et al., reported in our Annual Report on Form 10-K for the year ended December 31, 2005, was dismissed, with leave to amend, by the United States District Court for the Northern District of Georgia on May 19, 2006.  On June 30, 2006, an amended complaint, styled In re Coca-Cola Enterprises Inc. Securities Litigation, was filed, containing substantially the same allegations as Argento.  Additional suits concerning substantially the same subject matter are pending in Georgia and Delaware. We have either moved or shortly will move to dismiss each such suit.

Ozarks Coca-Cola/Dr. Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises, reported in our Annual Report on Form 10-K for the year ended December 31, 2005, was transferred to the United States District Court for the Northern District of Georgia, and on April 21, 2006, the plaintiffs asked the court to defer any hearing or further briefing on their motion for a preliminary injunction. Plaintiffs in both the Ozarks suit and the companion Alabama suit have filed amended complaints raising comparable allegations regarding programs to offer warehouse delivery of certain Dasani and Minute Maid products to specific customers within our exclusive territory.

Item 1A.                 Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 “Risk Factors,” in our Form 10-K for the year ended December 31, 2005 (“Form 10-K”). The risk factors set forth below were disclosed in our Form 10-K, but have been updated to provide additional information.

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

In North America, we have a pricing agreement with a supplier of a majority of our aluminum purchases that caps the price we pay for aluminum at 85 cents per pound. This pricing agreement and related price cap are set to expire on December 31, 2006. If we did not implement any hedging strategies to mitigate our exposure during 2007, we estimate that each 1 cent increase in the price per pound of aluminum during 2007 over 85 cents per pound would increase our cost of sales by approximately $6 million. However, we have implemented and plan to continue to implement certain hedging strategies, including entering into fixed price agreements, in order to mitigate some of our exposure to price fluctuations in 2007. The agreements entered into to date, though, are at rates higher than our expiring price caps.

In Europe, we have not had fixed pricing agreements with respect to our aluminum purchases during 2006. Additionally, a portion of our cans in Europe are made from steel, rather than aluminum. Considering these facts and based upon the current price of aluminum, we do not foresee a significant increase in our cost of sales in Europe during 2007 as a result of the cost of aluminum.

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

We perform an annual impairment test of our franchise license intangible assets on the last day of our fiscal October. In performing our 2005 annual impairment test, we estimated that the fair value of our North American franchise license intangible assets exceed their carrying amount by approximately 7 percent. Accordingly, if the estimated value of these rights declined greater than this amount, we would need to record an impairment charge for these assets. Due to the potential impact that the current cost, interest rate, and marketplace environments may have on our future forecasts, there is a possibility that the estimated value of our North American franchise licenses may not exceed their carrying amount when we perform our 2006 annual impairment test. For additional information about our annual impairment test of our franchise license intangible assets, refer to Note 1 of the Notes to Consolidated Financial Statements and “Management’s Financial Review — Critical Accounting Policies” in our Form 10-K.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the third quarter of 2006:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 through July 28, 2006	56,777	$21.04	—	33,283,579
July 29, 2006 through August 25, 2006	—	—	—	33,283,579
August 26, 2006 through September 29, 2006	—	—	—	33,283,579
Total	56,777	$21.04	—	33,283,579

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

COCA-COLA ENTERPRISES INC.
(Registrant)

Date: October 27, 2006	/s/ William W. Douglas III
William W. Douglas III
Senior Vice President and Chief Financial Officer

Date: October 27, 2006	/s/ Charles D. Lischer
Charles D. Lischer
Vice President, Controller, and Chief Accounting Officer