Form 10-K
period 2006-12-31
COCA COLA ENTERPRISES INC
filed 2007-02-16
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number 01-09300

(Exact name of registrant as specified in its charter)

Delaware	58-0503352
(State of Incorporation)	(IRS Employer Identification Number)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a nonaccelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Nonaccelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of June 30, 2006 (assuming, for the sole purpose of this calculation, that all directors and executive officers of the registrant are “affiliates”) was $5,583,408,424 (based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange).

There were 479,858,723 shares of common stock outstanding as of January 26, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2007 are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Introduction

Coca-Cola Enterprises Inc. at a glance

•	Markets, sells, manufactures, and distributes nonalcoholic beverages

•	Serves a market of approximately 412 million consumers throughout North America, Great Britain, continental France, Belgium, the Netherlands, Luxembourg, and Monaco

•	Is the world’s largest Coca-Cola bottler

•	Represents approximately 19% of total Coca-Cola product volume worldwide

We were incorporated in Delaware in 1944 by The Coca-Cola Company, and we have been a publicly traded company since 1986. At December 31, 2006, The Coca-Cola Company owned approximately 35% of our common stock.

Our bottling territories in North America and Europe contained approximately 412 million people at the end of 2006. We sold approximately 42 billion bottles and cans (or 2 billion physical cases) throughout our territories in 2006. Products licensed to us through The Coca-Cola Company and its affiliates and its joint ventures represented about 93% of this volume.

We have perpetual bottling rights within the United States for products with the name “Coca-Cola.” For substantially all other products within the United States, and all products elsewhere, the bottling rights have stated expiration dates. Some of these agreements are currently the subject of temporary extensions, as we negotiate definitive agreements with The Coca-Cola Company for renewal periods. For all bottling rights granted by The Coca-Cola Company with stated expiration dates, we believe our interdependent relationship with The Coca-Cola Company and the substantial cost and disruption to that company that would be caused by nonrenewals of these licenses ensure that they will be renewed upon expiration. The terms of these licenses are discussed in more detail in the sections of this report entitled “North American Beverage Agreements” and “European Beverage Agreements.”

References in this report to “we,” “our,” or “us” refer to Coca-Cola Enterprises Inc. and its subsidiaries and divisions, unless the context requires otherwise.

Relationship with The Coca-Cola Company

The Coca-Cola Company is our largest shareowner. Two of our thirteen directors are executive officers of The Coca-Cola Company.

We conduct our business primarily under agreements with The Coca-Cola Company. These agreements give us the exclusive right to produce, market, and distribute beverage products of The Coca-Cola Company in authorized containers in specified territories. These agreements provide The Coca-Cola Company with the ability, in its sole discretion, to establish prices, terms of payment, and other terms and conditions for our purchase of concentrates and syrups from The Coca-Cola Company. See “North American Beverage Agreements” and “European Beverage Agreements.” Other significant transactions and agreements with The Coca-Cola Company include arrangements for cooperative marketing, advertising expenditures, purchases of sweeteners, strategic marketing initiatives, and, from time to time, acquisitions of bottling territories.

We and The Coca-Cola Company continue to expand all aspects of our respective operations to ensure that we are operating in the most efficient and effective way possible. This analysis includes our supply chains, information services, and sales organizations. In addition, our objective is to simplify our relationship and to better align our mutual economic interests, which would free up system resources to reinvest against our brands and to drive growth.

Territories

Our bottling territories in North America are located in 46 states of the United States, the District of Columbia, the United States Virgin Islands, and all ten provinces of Canada. At December 31, 2006, these territories contained approximately 265 million people, representing about 79% of the population of the United States and 98% of the population of Canada.

Our bottling territories in Europe consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands. The aggregate population of these territories was approximately 147 million at December 31, 2006.

During 2006, the revenue split between our North American and European operations was 72% and 28%, respectively. Great Britain contributed approximately 45% of European net operating revenues in 2006.

Products

Our top five brands in North America in 2006:

•	Coca-Cola classic
•	Diet Coke
•	Sprite
•	Dasani
•	POWERade

Our top five brands in Europe in 2006:

•	Coca-Cola
•	Diet Coke/Coca-Cola light
•	Fanta
•	Schweppes
•	Sprite

We manufacture most of our finished product from syrups and concentrates that we buy from The Coca-Cola Company and other licensors.

We deliver most of our product directly to retailers for sale to the ultimate consumers, but for some products, in some territories, we distribute through wholesalers who deliver to retailers.

During 2006, our package mix (based on wholesale physical case volume) was as follows:

•	In North America:

59.5% cans

14.0% 20-ounce

11.0% 2-liter

15.5% other

•	In Europe:

38.0% cans

32.5% multi-serve PET (1-liter and greater)

13.5% single-serve PET

16.0% other

Marketing

Programs

We rely extensively on advertising and sales promotions in marketing our products. The Coca-Cola Company and the other beverage companies that supply concentrates, syrups, and finished products to us make advertising expenditures in all major media to promote sales in the local areas we serve. We also benefit from national advertising programs conducted by The Coca-Cola Company and other beverage companies. Certain of the marketing expenditures by The Coca-Cola Company and other beverage companies are made pursuant to annual arrangements.

We and The Coca-Cola Company engage in a variety of marketing programs to promote the sale of products of The Coca-Cola Company in territories in which we operate. The amounts to be paid under the programs are determined annually and periodically as the programs progress. The Coca-Cola Company is under no obligation to participate in the programs or continue past levels of funding in the future. The amounts paid and terms of similar programs may differ with other licensees. Marketing support funding programs granted to us provide financial support, principally based on product sales, to offset a portion of the costs to us of the programs.

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

Cold Drink Equipment Programs.    We and The Coca-Cola Company (or its affiliates) are parties to Cold Drink Equipment Purchase Partnership programs covering certain of our territories in the United States, Canada, and Europe. The agreements establishing the terms and conditions of these programs have been amended several times — most recently in January 2002, August 2004, February 2005, and December 2005.

Under the January 2002 amendments and restatements, we committed to place 1,200,174 cumulative units of vending equipment in the United States over the period 1999 – 2008; 242,665 units in Canada over the period 1998 – 2008; and 396,867 units in Europe over the period 1998 – 2008.

In the August 2004 amendments, the placement of certain vending equipment in the United States and Canada was deferred from 2004 and 2005 to 2009 and 2010. In exchange for these amendments, we agreed to pay The Coca-Cola Company a total of $15 million, including $1.5 million in 2004, $3 million annually in 2005 through 2008, and $1.5 million in 2009.

In the February 2005 amendment, our European obligations were amended to measure equipment obligations on an annual Europe-wide basis, rather than on a quarterly country-by-country basis, and to alter the mix between coolers and venders. In addition, certain coolers count more than one unit in determining whether we meet our obligations.

In the December 2005 amendments and restatements of our agreements for the United States and Canada, we moved to a system of “credits” based upon the type of equipment placed (or enhancements to units), based upon expected gross profit contribution. These credits would be applied against annual units required to be placed. The amendments also provided that no violation of the programs will occur upon a shortfall in any year in attaining the required number of credits, so long as the shortfall does not exceed 20% of the required credits, a compensating payment is made to The Coca-Cola Company or its affiliate, and the shortfall is corrected in the following year. The December 2005 amendments were effective as of January 1, 2005.

Under the Cold Drink Equipment Purchase Partnership programs, we are committed to purchase approximately 1.8 million cumulative units of vending equipment through 2010. The agreements specify the number of venders and manual equipment that must be purchased by us in each year during the term of the agreement. Our failure to achieve the required number of credits in any year will not be a violation of the United States or Canadian agreements, provided the conditions described in the December 2005 amendments are met.

If we fail to meet our minimum purchase requirements for any calendar year, we will meet with The Coca-Cola Company to mutually develop a reasonable solution/alternative based on marketplace developments, mutual assessment and agreement relative to the continuing availability of profitable placement opportunities, and continuing participation in the market planning process between the two companies. The program can be terminated if no agreement about the shortfall is reached, and the shortfall is not remedied by the end of the first quarter of the succeeding calendar year. The program can also be terminated if the agreement is otherwise breached by us and not resolved within 90 days after notice from The Coca-Cola Company. Upon termination, certain funding amounts previously paid to us would be repaid to The Coca-Cola Company, plus interest at one percent per month from the date of initial funding. However, provided that we have partially performed, such repayment obligation shall be reduced to such lesser amount as The Coca-Cola Company shall reasonably determine will be adequate to deliver the financial returns that would have been received by The Coca-Cola Company had all equipment placement commitments been fully performed, and had the vending volume reasonably anticipated by The Coca-Cola Company been achieved. We would be excused from any failure to perform under the program that is occasioned by any cause beyond our reasonable control.

Equipment purchased by us is to be kept in place at customer locations for at least 12 years from date of purchase, with certain exceptions.

We are required to establish, maintain, and publish for our employees a “flavor set standard” applicable to all venders and units of manual equipment we own, requiring a certain percentage of the products dispensed to be products of The Coca-Cola Company.

For 12 years following the purchase of equipment, we are required to report to The Coca-Cola Company whether equipment purchased under the program has generated, on average, a specified minimum weekly volume and/or gross profit for The Coca-Cola Company during the preceding twelve months. If we are in material breach of any of our agreements with respect to the production and sale of products of The Coca-Cola Company during the term of the agreement, or if we attempt to terminate any of those agreements absent breach by The Coca-Cola Company, then The Coca-Cola Company may terminate the program and recover all money paid to us under the agreement. In the event of a partial performance, the amount to be repaid would be reduced to an amount that is adequate (in The Coca-Cola Company’s reasonable determination) to deliver the financial returns that would have been received by The Coca-Cola Company had all equipment placement commitments been fully performed, and had reasonably anticipated throughputs and/or gross profit for The Coca-Cola Company been achieved.

We received approximately $1.2 billion in payments under the programs during the period 1994 through 2001. No additional amounts are due.

No refunds of amounts previously earned have ever been paid under these programs, and we believe the probability of a partial refund of amounts previously earned under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs. We and The Coca-Cola Company have amended prior agreements to reflect, where appropriate, modified goals, and we believe that we can continue to resolve any differences that might arise over our performance requirements under the cold drink equipment programs, as evidenced by our amendments to the North American programs in 2004 and 2005, discussed above.

Transition Support Funding for Herb Coca-Cola.    The Coca-Cola Company has agreed to provide support payments for the marketing of certain of its brands in the territories of Hondo Incorporated and Herbco Enterprises, Inc. acquired by us in July 2001. We received $14 million in 2006 and will receive $14 million annually through 2008, and $11 million in 2009. Payments received and earned under this agreement are not refundable to The Coca-Cola Company.

Seasonality

Sales of our products are seasonal, with the second and third calendar quarters accounting for higher sales volumes than the first and fourth quarters. Sales in the European bottling territories are more volatile because of the higher sensitivity of European consumption to weather conditions.

Large Customers

Approximately 54% of our North American bottle and can volume and approximately 43% of our European bottle and can volume are sold through the supermarket channel. The supermarket industry is in the process of consolidating, and a few chains control a significant amount of the volume. The loss of one or more chains as a customer could have a material adverse effect upon our business, but we believe that any such loss in North America would be unlikely, because of our products’ proven ability to bring retail traffic into the supermarket and the resulting benefits to the store, and because we are the only source for our bottle and can products within our exclusive territories. Within the European Union, however, our customers can order from any other Coca-Cola bottler within the EU, some of which may have lower prices than our European bottlers. No customer accounted for 10% or more of our consolidated revenue in 2006, although 2006 sales to Wal-Mart Stores Inc. and its affiliated companies exceeded 10% of our North American revenues.

Raw Materials

In addition to concentrates, sweeteners, juices, and finished product, we purchase carbon dioxide, PET preforms, glass and plastic bottles, cans, closures, post-mix (fountain syrup) packaging — such as plastic bags in cardboard boxes — and other packaging materials. We generally purchase our raw materials, other than concentrates, syrups, mineral waters, and sweeteners, from multiple suppliers. The beverage agreements with The Coca-Cola Company provide that all authorized containers, closures, cases, cartons and other packages, and labels for the products of The Coca-Cola Company must be purchased from manufacturers approved by The Coca-Cola Company.

High fructose corn syrup is the principal sweetener used by us in the United States and Canada for beverage products, other than low-calorie products, of The Coca-Cola Company and other cross-franchise brands. Sugar (sucrose) was also used as a sweetener in Canada during 2006. During 2006, substantially all of our requirements for sweeteners in the United States were supplied through purchases by us from The Coca-Cola Company. In Europe, the principal sweetener is sugar from sugar beets, purchased from multiple suppliers. We do not separately purchase low-calorie sweeteners, because sweeteners for low-calorie beverage products are contained in the syrup or concentrate we purchase.

We currently purchase most of our requirements for plastic bottles in North America from manufacturers jointly owned by us and other Coca-Cola bottlers, one of which is a production cooperative in which we participate. We are the majority shareowner of Western Container Corporation, a major producer of plastic bottles. In Europe, we produce most of our plastic bottle requirements using preforms purchased from various merchant suppliers. We believe that ownership interests in certain suppliers, participation in cooperatives, and the self-manufacture of certain packages, serve to reduce or manage costs.

We, together with all other bottlers of Coca-Cola in the United States, are a member of the Coca-Cola Bottlers’ Sales & Services Company LLC (“CCBSS”), which combines the purchasing volumes for goods and supplies of multiple Coca-Cola bottlers to achieve efficiencies in purchasing. CCBSS currently participates in procurement activities with other large Coca-Cola bottlers worldwide. Through its Customer Business Solutions group, CCBSS also consolidates North American sales information for national customers.

We do not use any materials or supplies that are currently in short supply, although the supply and price of specific materials or supplies are periodically adversely affected by strikes, weather conditions, governmental controls, national emergencies, and price or supply fluctuations of their raw material components.

We anticipate significant increases in the cost of certain raw materials during 2007, principally high fructose corn syrup (“HFCS”) and aluminum used in our cans. In addition, we believe that the HFCS cost increases may continue into 2008.

In recent years, there has been consolidation among suppliers of certain of our raw materials. This reduction in the number of competitive sources of supply can have an adverse effect upon our ability to negotiate the lowest costs and, in light of our relatively small in-plant raw material inventory levels, has the potential for causing interruptions in our supply of raw materials.

North American Beverage Agreements

POWERade Litigation

Certain aspects of the United States beverage agreements described in this report are affected by the proposed settlement of the Ozarks Coca-Cola/Dr. Pepper Bottling Company and the Coca-Cola Bottling Company United lawsuits discussed later in this report in Part I, Item 3 (“Legal Proceedings”). Approved alternative route to market projects undertaken by us, The Coca-Cola Company, and other bottlers of Coca-Cola would, in some instances, permit delivery into the territories of all bottlers (in exchange for compensation in most circumstances) despite the terms of the United States beverage agreements making such territories exclusive.

Pricing

Pursuant to the North American beverage agreements, The Coca-Cola Company establishes the prices charged to us for concentrates for beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages”), Allied Beverages (as defined below), noncarbonated beverages, and post-mix. The Coca-Cola Company has no rights under the United States beverage agreements to establish the resale prices at which we sell our products.

Domestic Cola and Allied Beverage Agreements in the United States with The Coca-Cola Company

We purchase concentrates from The Coca-Cola Company and produce, market, and distribute our principal nonalcoholic beverage products within the United States under two basic forms of beverage agreements with The Coca-Cola Company: beverage agreements that cover the Coca-Cola Trademark Beverages (the “Cola Beverage Agreements”), and beverage agreements that cover other carbonated and some noncarbonated beverages of The Coca-Cola Company (the “Allied Beverages” and “Allied Beverage Agreements”) (referred to collectively in this report as the “Domestic Cola and Allied Beverage Agreements”), although in some instances we distribute carbonated and noncarbonated beverages without a written agreement. We are a party to one Cola Beverage Agreement and to various Allied Beverage Agreements for each territory. In this “North American Beverage Agreements” section, unless the context indicates otherwise, a reference to us refers to the legal entity in the United States that is a party to the beverage agreements with The Coca-Cola Company.

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

Our Obligations.    We are obligated:

(a) to maintain such plant and equipment, staff and distribution, and vending facilities as are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in our territories;

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

Exclusivity.    Under the Allied Beverage Agreements, we have exclusive rights to distribute the Allied Beverages in authorized containers in specified territories. Like the Cola Beverage Agreements, we have advertising, marketing, and promotional obligations, but without restriction for most brands as to the marketing of products with similar flavors, as long as there is no manufacturing or handling of other products that would imitate, infringe upon or cause confusion with, the products of The Coca-Cola Company. The Coca-Cola Company has the right to discontinue any or all Allied Beverages, and we have a right, but not an obligation, under each of the Allied Beverage Agreements (except under the Allied Beverage Agreements for Hi-C fruit drinks) to elect to market any new beverage introduced by The Coca-Cola Company under the trademarks covered by the respective Allied Beverage Agreements.

Term and Termination.    Each Allied Beverage Agreement has a term of ten or fifteen years and is renewable by us for an additional ten or fifteen years at the end of each term. Renewal is at our option. We currently intend to renew substantially all the Allied Beverage Agreements as they expire. The Allied Beverage Agreements are subject to termination in the event we default. The Coca-Cola Company may terminate an Allied Beverage Agreement in the event of: (i) insolvency, bankruptcy, dissolution, receivership, or the like; (ii) termination of our Cola Beverage Agreement by either party for any reason; or (iii) any material breach of any of our obligations under the Allied Beverage Agreement that remains uncured after required prior written notice by The Coca-Cola Company.

Noncarbonated Beverage Agreements in the United States with The Coca-Cola Company

We purchase and distribute certain noncarbonated beverages such as isotonics and juice drinks in finished form from The Coca-Cola Company, or its designees or joint ventures, and produce, market, and distribute Dasani water, pursuant to the terms of marketing and distribution agreements (the “Noncarbonated Beverage Agreements”). The Noncarbonated Beverage Agreements contain provisions that are similar to the Domestic Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Domestic Cola and Allied Beverage Agreements.

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

Term.    Each of the Noncarbonated Beverage Agreements has a term of ten or fifteen years and is renewable by us for an additional ten years at the end of each term. Renewal is at our option. We currently intend to renew substantially all of the Noncarbonated Beverage Agreements as they expire.

Marketing and Other Support in the United States from The Coca-Cola Company

The Coca-Cola Company has no obligation under the Domestic Cola and Allied Beverage Agreements and Noncarbonated Beverage Agreements to participate with us in expenditures for advertising, marketing, and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2006. See “Marketing — Programs.”

Post-Mix Sales and Marketing Agreements in the United States with The Coca-Cola Company

We have a distributorship appointment that ends on December 31, 2007 to sell and deliver the post-mix products of The Coca-Cola Company. The appointment is terminable by either party for any reason upon ten days’ written notice. Under the terms of the appointment, we are authorized to distribute such products to retailers for dispensing to consumers within the United States. Unlike the Domestic Cola and Allied Beverage Agreements, there is no exclusive territory, and we face competition not only from sellers of other such products but also from other sellers of such products (including The Coca-Cola Company). In 2006, we sold and/or delivered such post-mix products in all of our major territories in the United States. Depending on the territory, we are involved in the sale, distribution, and marketing of post-mix syrups in differing degrees. In some territories, we sell syrup on our own behalf, but the primary responsibility for marketing lies with The Coca-Cola Company. In other territories, we are responsible for marketing post-mix syrup to certain segments of the business.

Beverage Agreements in the United States with Other Licensors

The beverage agreements in the United States between us and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the Domestic Cola and Allied Beverage Agreements as to use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, and causes for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors in certain territories. Our agreements with subsidiaries of Cadbury Schweppes plc, which represented in 2006 approximately 7% of the beverages sold by us in the United States and the Caribbean, provide that the parties will give each other at least one year’s notice prior to terminating the agreement for any brand, and pay certain fees in some circumstances. Also, we have agreed that we would not cease distributing Dr Pepper brand products prior to December 31, 2010, or Canada Dry, Schweppes, or Squirt brand products prior to December 31, 2010. The termination provisions for Dr Pepper renew for five-year periods; those for the other Cadbury brands renew for three-year periods.

We distribute Rockstar beverages under a subdistribution agreement with The Coca-Cola Company that has terms and conditions similar in many respects to the Allied Beverage Agreements. The Rockstar subdistribution agreement has a four-year term, does not cover all our territory in the United States, and permits certain other sellers of Rockstar beverages in the territory to continue distribution. We purchase Rockstar beverages from Rockstar, Inc. and pay certain fees to The Coca-Cola Company.

In 2007, we will begin the distribution of AriZona Tea in the United States. We have the exclusive rights to distribute certain AriZona brands and packages in certain channels in certain territories for five years, with options to renew. We have additional rights of first refusal for any additional flavors of the same package in the United States.

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

Pricing.    Coca-Cola Ltd., an affiliate of The Coca-Cola Company, supplies the concentrates for the Coca-Cola Trademark Beverages and may establish and revise at any time the price of concentrates, the payment terms, and the other terms and conditions under which we purchase concentrates for the Coca-Cola Trademark Beverages. Unlike other beverage agreements in other parts of the world, Coca-Cola Ltd. may, in its sole discretion, establish maximum prices at which the Coca-Cola Trademark Beverages may be sold by us to our retailers. Coca-Cola Ltd. may also establish maximum retail prices for such beverages, and we are required to use our best efforts to maintain such maximum retail prices. We may not require a deposit on any container used by us for the sale of the Coca-Cola Trademark Beverages unless we are required by law or approved by Coca-Cola Ltd., and, if a deposit is required, such deposit may not exceed the greater of the minimum deposit required by law or the deposit approved by Coca-Cola Ltd.

Term.    The Canadian Beverage Agreements for Coca-Cola Trademark Beverages expire on July 28, 2007, with provisions to renew for two additional terms of ten years each, provided generally that we have complied with and continue to be capable of complying with their provisions. We are working with Coca-Cola Ltd. and The Coca-Cola Company to reach new agreements that will meet mutually acceptable objectives. We believe that our interdependent relationship with The Coca-Cola Company and the substantial cost and disruption to that company that would be caused by nonrenewals ensure that these agreements will be renewed upon expiration. Our authorizations to produce, distribute, and sell pre-mix and post-mix Coca-Cola Trademark Beverages may be terminated by either party on 90 days’ written notice.

Marketing and Other Support.    Coca-Cola Ltd. has no obligation under the Canadian Beverage Agreements to participate with us in expenditures for advertising, marketing, and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2006. See “Marketing —Programs.”

Other Coca-Cola Beverage Products.    Our license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with The Coca-Cola Company, for the Coca-Cola Beverage Products other than Coca-Cola Trademark Beverages are on terms generally similar to those contained in the license agreement for the Coca-Cola Trademark Beverages.

Beverage Agreements in Canada with Other Licensors

We have several license agreements and arrangements with other licensors, including license agreements with subsidiaries of Cadbury Schweppes plc having terms expiring on July 27, 2007 and in December 2036, each being renewable for successive five-year terms until terminated by either party. We are working with Cadbury Schweppes to reach a new agreement that will meet mutually acceptable objectives for the agreement due to expire on July 27, 2007. Given the potential disruption and cost to the system that would be caused by a nonrenewal, it is expected that new agreements will be reached prior to the expiration date. These beverage agreements generally give us the exclusive right to produce and distribute authorized beverages in authorized packaging in specified territories. These beverage agreements also generally provide flexible pricing for the licensors, and in many instances, prohibit us from dealing in beverages confusing with, or imitative of, the authorized beverages. These agreements contain restrictions generally similar to those in the Canadian Beverage Agreements regarding the use of trademarks, approved bottles, cans and labels, sales of imitations, and causes for termination. We have exclusive rights throughout Canada for the distribution of Rockstar beverages, which began in 2005. In 2006, we began distribution of AriZona Teas in Canada. We have the exclusive rights to distribute certain AriZona brands and packages for five years, with options to renew. We have additional rights of first refusal for any additional AriZona brands and packages.

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

Transshipping.    Our European Bottlers are prohibited from making sales of the beverages outside of their territories, or to anyone intending to resell the beverages outside their territories, without the consent of The Coca-Cola Company, except for sales arising out of an unsolicited order from a customer in another member state of the European Economic Area or for export to another such member state. The European Beverage Agreements also contemplate that there may be instances in which large or special buyers have operations transcending the boundaries of the territories, and in such instances, our European Bottlers agree not to oppose, without valid reason, any additional measures deemed necessary by The Coca-Cola Company to improve sales and distribution to such customers. Certain of our European territories, Great Britain in particular, are susceptible to transshipping from bottlers located in other countries where costs are lower. Transshipped product adversely affects our bottlers’ sales, and the trend has become material to our European sales.

Pricing.    The European Beverage Agreements provide that the sales of concentrate, beverage base, juices, mineral waters, and other goods to our European Bottlers are at prices which are set from time to time by The Coca-Cola Company in its sole discretion.

Term and Termination.    The European Beverage Agreements expired July 26, 2006 for Belgium, continental France, and the Netherlands; February 10, 2007 for Great Britain; and will expire January 30, 2008 for Luxembourg, unless terminated earlier as provided therein. If our European Bottlers have complied fully with the agreements during the initial term, are “capable of the continued promotion, development, and exploitation of the full potential of the business,” and request an extension of the agreement, an additional ten-year term may be granted at the sole discretion of The Coca-Cola Company.

In December 2005, we requested extensions of our agreements for Belgium, continental France, and the Netherlands, and in September 2006 we made a similar request for Great Britain. The agreements have been extended by The Coca-Cola Company on a temporary basis until August 10, 2007 for Great Britain, and until July 26, 2007 for Belgium, France, and the Netherlands. The Coca-Cola Company has taken the position that it would like to put in place a new form of agreement, and we have contended that we are entitled to extensions of the existing agreements. We intend to resolve these questions. We believe that our interdependent relationship with The Coca-Cola Company and the substantial cost and disruption to that company that would be caused by nonrenewals ensure that these contractual issues will be resolved.

In February 2007, we requested an extension of the Luxembourg agreement for an additional term of ten years.

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

European Supplemental Agreement with The Coca-Cola Company

In addition to the European Beverage Agreements described above, our European Bottlers (excluding the Luxembourg distributor), The Coca-Cola Company, and The Coca-Cola Export Corporation are parties to a supplemental agreement (the “European Supplemental Agreement”) with regard to our European Bottlers’ rights pursuant to the European Beverage Agreements. The European Supplemental Agreement permits our European Bottlers to prepare, package, distribute, and sell the beverages covered by any of our European Bottlers’ European Beverage Agreements in any other territory of our European Bottlers, provided that we and The Coca-Cola Company have reached agreement upon a business plan for such beverages. The European Supplemental Agreement may be terminated, either in whole or in part by territory, by The Coca-Cola Company at any time with 90 days’ prior written notice.

Marketing and Other Support in Europe from The Coca-Cola Company

The Coca-Cola Company has no obligation under the European Beverage Agreements to participate with us in expenditures for advertising, marketing, and other support. However, it contributed to such expenditures and undertook independent advertising and marketing activities, as well as cooperative advertising and sales promotion programs in 2006. See “Marketing — Programs.”

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

In 2006, our sales represented approximately 13% of total nonalcoholic beverage sales in our North American territories and approximately 8% of total nonalcoholic beverage sales in our European territories. Sales of our products compared to combined alcoholic and nonalcoholic beverage products in our territories would be significantly less.

Our competitors include the local bottlers of competing products and manufacturers of private label products. For example, we compete with bottlers of products of PepsiCo, Inc., Cadbury Schweppes plc, Nestle S.A., Groupe Danone, Kraft Foods Inc., and private label products including those of certain of our customers. In certain of our territories, we sell products we compete against in other territories; however, in all our territories our primary business is the marketing, sale, manufacture, and distribution of products of The Coca-Cola Company. Our primary competitor in each territory may vary, but within North America, our predominant competitors are The Pepsi Bottling Group, Inc. and PepsiAmericas, Inc.

Employees

At December 31, 2006, we employed approximately 74,000 people — about 10,200 of whom worked in our European territories.

Approximately 18,800 of our employees in North America in 164 different employee units are covered by collective bargaining agreements, and essentially all of our employees in Europe are covered by local labor agreements. These bargaining agreements expire at various dates over the next seven years — including 33 agreements in North America expiring in 2007 — but we believe that we will be able to renegotiate subsequent agreements upon satisfactory terms.

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

Beverages in Schools

We have witnessed increased public policy challenges regarding the sale of our beverages in schools, particularly elementary, middle, and high schools. The issue of soft drinks in schools in the United States first achieved visibility in 1999 when a California state legislator proposed a restriction on the sale of soft drinks in local school districts. In 2004, Texas passed state-wide restrictions on the sale of soft drinks and other foods in schools; in 2005, California, Kentucky, and New Jersey passed additional statewide restrictions. Similar regulations have been enacted in a small number of local communities. At December 31, 2006, a total of 29 states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for many years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition, and obesity concerns of today’s youth. The impact of restrictive legislation, if widely enacted, could have a negative effect on our brands, image, and reputation. In 2005, we adopted the Beverage Industry School Vending Policy recommended by the American Beverage Association (“ABA”). In 2006, we worked with the ABA to develop new U.S. school beverage guidelines through a partnership with the Alliance for a Healthier Generation, which is a joint initiative of the William J. Clinton Foundation and the American Heart Association. The Alliance was established to limit portion sizes and reduce the number of calories for food and beverage offerings during the school day. These new guidelines strengthen the current ABA school vending policy, and we are implementing them with new and existing contracts with schools. This policy responds to issues regarding the sale of certain of our beverages in schools, and provides for recommended beverage availability in elementary, middle, and high schools. In 2006, our sales to schools covered by the ABA policy represented approximately 1.5% of our total sales volume in the United States.

In 2006, in Canada, we worked with Refreshments Canada, the Canadian beverage industry association, and established similar guidelines for schools as in the United States. In 2006, sales in elementary, middle, and high schools represented approximately 1.3% of our total sales volume in Canada.

On certain college campuses, our sales of bottled and canned Coca-Cola products have been boycotted or discontinued because of a controversy alleging crimes against union leaders and workers at a Coca-Cola bottler in Colombia. The Coca-Cola Company has denied any involvement in the claimed incidents, but the allegations have been taken up by outside groups who have called for the boycott or removal of Coca-Cola products sold on college campuses. This has occurred at several large campuses within our territories in the United States and Canada. We have no responsibility for the Colombian bottling operations, which have never been part of our territories. If the Colombian allegations remain unresolved, the boycott or removal of our products from other college campuses could occur.

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

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or through the courts. Currently, there are assessments involving certain of our subsidiaries, including one of our Canadian subsidiaries, that may not be resolved for many years. We believe we have substantial defenses to questions being raised and would pursue all legal remedies before an unfavorable outcome would result. We believe we have adequately provided for any ultimate amounts that would result from these proceedings where it is probable we will pay some amounts and the amounts can be estimated; however, it is too early to predict a final outcome in some of these matters.

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

Environmental Regulations

Substantially all of our facilities are subject to laws and regulations dealing with above-ground and underground fuel storage tanks and the discharge of materials into the environment. Compliance with these provisions has not had, and we do not expect such compliance to have, any material effect upon our capital expenditures, net income, financial condition, or competitive position. Our beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. We believe that our current practices and procedures for the control and disposition of such wastes comply with applicable law. In the United States, we have been named as a potentially responsible party in connection with certain landfill sites where we may have been a de minimis contributor. Under current law, our potential liability for cleanup costs may be joint and several with other users of such sites, regardless of the extent of our use in relation to other users. However, in our opinion, our potential liability is not significant and will not have a materially adverse effect on our Consolidated Financial Statements.

We have adopted a plan for the testing, repair, and removal, if necessary, of underground fuel storage tanks at our bottlers in North America; this plan includes any necessary remediation of tank sites and the abatement of any pollutants discharged. Our plan extends to the upgrade of wastewater handling facilities, and any necessary remediation of asbestos-containing materials found in our facilities. We had capital expenditures of approximately $2.9 million in 2006 pursuant to this plan, and we estimate that our capital expenditures will be approximately $2.8 million in 2007 and $2.7 million in 2008 pursuant to this plan. In our opinion, any liabilities associated with the items covered by such plan will not have a materially adverse effect on our Consolidated Financial Statements.

Trade Regulation

Our business, as the exclusive manufacturer and distributor of bottled and canned beverage products of The Coca-Cola Company and other manufacturers within specified geographic territories, is subject to antitrust laws of general applicability. Under the Soft Drink Interbrand Competition Act, applicable to the United States, the exercise and enforcement of an exclusive contractual right to manufacture, distribute, and sell a soft drink product in a geographic territory is presumptively lawful if the soft drink product is in substantial and effective interbrand competition with other products of the same class in the market. We believe that such substantial and effective competition exists in each of the exclusive geographic territories in the United States in which we operate.

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

Financial Information on Industry Segments and Geographic Areas

For financial information on industry segments and operations in geographic areas, see Note 15 of the Notes to our Consolidated Financial Statements.

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

Anyone may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549; information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains our reports, proxy and information statements, and our other SEC filings; the address of that site is http://www.sec.gov.

We make our SEC filings (including any amendments) available on our own internet site as soon as reasonably practicable after we have filed with or furnished to the SEC. Our internet address is http://www.cokecce.com. All of these filings are available on our website free of charge.

The information on our website is not incorporated by reference into this annual report on Form 10-K.

Corporate Governance

We have a Code of Business Conduct for our employees, our officers, and members of our board of directors. This group includes, without limitation, our chief executive officer, our chief financial officer, and our chief accounting officer, and is, therefore, the “code of ethics” applicable to each such officer, as required in the SEC’s Regulation S-K, Item 406. A copy of the code is posted on our website, http://www.cokecce.com. If we amend or grant any waivers of the code that are applicable to our directors or our executive officers — which we do not anticipate doing — we have committed that we will post these amendments or waivers on our website under “Corporate Governance.”

Our website also contains additional information about our corporate governance policies, such as:

•	Board of Directors Guidelines on Significant Corporate Governance Issues

•	Board committee charters

•	Certificate of incorporation

•	Bylaws

Any of these items are available in print to any shareowner who requests them. Requests should be sent to the corporate secretary at Coca-Cola Enterprises Inc., Post Office Box 723040, Atlanta, Georgia 31139-0040.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information as of February 9, 2007 regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years
John F. Brock	58	President and Chief Executive Officer of Coca-Cola Enterprises Inc. since April, 2006. From February 2003 until December 2005, he was Chief Executive Officer of InBev, S.A., a global brewer; and from March 1999 until December 2002, he was Chief Operating Officer of Cadbury Schweppes plc, an international beverage and confectionery company.

John J. Culhane	61	Executive Vice President and General Counsel of Coca-Cola Enterprises since December 2004. He had been Senior Vice President and General Counsel since February 2004. Before that he served as Special Counsel to Coca-Cola Enterprises from October 2001 until his appointment as interim General Counsel in January 2004. From 1998 until October 2001, he was General Counsel and Corporate Secretary of Coca-Cola Hellenic Bottling Company S.A., one of the world’s largest bottlers, having territories in Greece, Ireland, Nigeria, and Eastern Europe. Prior to that he was General Counsel of the Coca-Cola North America division of The Coca-Cola Company.

William W. Douglas III	46	Senior Vice President and Chief Financial Officer since June 2005. He was Vice President, Controller, and Principal Accounting Officer from July 2004 to June 2005. Before that, since February 2000, he had been Chief Financial Officer of Coca-Cola Hellenic Bottling Company S.A.

Shaun B. Higgins	57	Executive Vice President and President, European Group since June 2005, before that Executive Vice President and Chief Financial Officer from August 2004 until June 2005; Senior Vice President and Chief Strategy and Planning Officer from February 2004 to August 2004 and prior to that he had been Senior Vice President, Chief Planning Officer from February 2003 until February 2004. He was Vice President and President of our European Group from October 1999 to February 2003.

Charles D. Lischer	38	Vice President, Controller and Chief Accounting Officer since June 2005. Prior to that, he had been with the accounting firm of Deloitte & Touche in various capacities since July 1999, becoming a partner in August 2004.

Terrance M. Marks	46	Executive Vice President and President, North American Business Unit since February 2006. Prior to that, since January 2005, he had been Senior Vice President and President, North American Business Unit. He was Vice President and Chief Revenue Officer for North America from October 2003 until January 2005, and Vice President and Chief Financial Officer for our Eastern North America Group from 1999 until October 2003.

Vicki R. Palmer	53	Executive Vice President, Financial Services and Administration since January 2004. She had been Senior Vice President, Treasurer and Special Assistant to the Chief Executive Officer from December 1999 until January 2004.

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

Forward-looking statements include, but are not limited to:

•	Projections of revenues, income, earnings per share, capital expenditures, dividends, capital structure, or other financial measures;

•	Descriptions of anticipated plans or objectives of our management for operations, products, or services;

•	Forecasts of performance; and

•	Assumptions regarding any of the foregoing.

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

For example, forward-looking statements include our expectations regarding:

•	earnings per diluted common share;

•	operating income growth;

•	volume growth;

•	net price per case growth;

•	cost of goods per case growth;

•	concentrate cost increases from The Coca-Cola Company;

•	capital expenditures; and

•	developments in accounting standards.

Risks and Uncertainties

We may not be able to successfully respond to changes in the marketplace.

We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our response to continued and increased customer and competitor consolidations and marketplace competition may result in lower than expected net pricing of our products. Our ability to gain or maintain share of sales or gross margins may be limited by the actions of our competitors, who may have advantages in setting their prices because of lower cost of raw materials. Competitive pressures in the markets in which we operate may cause channel and product mix to shift away from more profitable channels and packages. If we are unable to maintain or increase our volume in higher-margin products and in packages sold through higher-margin channels (e.g. immediate consumption), our pricing and gross margins could be adversely affected. Our efforts to improve pricing may result in lower than expected volume.

Concerns about health and wellness could reduce the demand for some of our products.

Health and wellness trends throughout the marketplace have resulted in a decreased demand for regular soft drinks and an increased desire for more diet and low-calorie products, water, isotonics, energy drinks, coffee-flavored beverages, and teas. Our failure to offset the decline in sales of our regular soft drinks and to provide the types of products that some of our customers may prefer could adversely affect our business and financial results.

Our business success may be dependent upon our relationship with The Coca-Cola Company.

Under the express terms of our license agreements with The Coca-Cola Company:

•	There are no limits on the prices The Coca-Cola Company may charge us for concentrate.

•

Much of the marketing and promotional support is at the discretion of The Coca-Cola Company. Programs currently in effect or under discussion contain requirements, or are subject to conditions, established by The Coca-Cola Company that we may be unable to achieve or satisfy, as the case may be. The terms of the product licenses from The Coca-Cola Company contain no express obligation on its part to participate in future programs or continue past levels of payments into the future.

•

Apart from our perpetual rights in the United States to brands carrying the trademarks “Coke” or “Coca-Cola,” our other license agreements state that they are for fixed terms, and most of them are renewable only at the discretion of The Coca-Cola Company at the conclusion of their current terms.

•	We must obtain approval from The Coca-Cola Company to acquire any independent bottler of Coca-Cola or to dispose of one of our Coca-Cola bottling territories.

We have infrastructure programs in place with The Coca-Cola Company. Should we not be able to satisfy the requirements of those programs, and we are unable to agree on an alternative solution, The Coca-Cola Company may be able to seek a partial refund of amounts previously paid.

Disagreements with The Coca-Cola Company concerning other business issues may lead The Coca-Cola Company to act adversely to our interests with respect to the relationships described above.

Our business in Europe is vulnerable to product being imported from outside our territories, which adversely affects our sales.

The rules of the European Economic Area allow bottlers from other member states to fill unsolicited orders within any other member state. As a result, our bottlers in higher-cost countries, particularly Great Britain, lose sales within their territories to other bottlers of Coca-Cola located within another member state.

Increases in costs or limitation of supplies of raw materials could hurt our financial results.

If there are increases in the costs of raw materials, ingredients, or packaging materials, such as fuel, aluminum, high fructose corn syrup, and PET (plastic) or other cost items and we are unable to pass the increased costs on to our customers in the form of higher prices, our financial results could be adversely affected. We primarily use supplier pricing agreements and derivative financial instruments to manage the volatility and market risk with respect to certain commodities. Generally, these hedging instruments establish the purchase price for these commodities in advance of the time of delivery. As such, it is possible that these hedging instruments may lock us into prices that are ultimately higher than the actual market price at the time of delivery.

In North America, we had a supplier pricing agreement for a majority of our aluminum purchases that capped the price we paid for aluminum at 85 cents per pound. This pricing agreement and related price cap expired on December 31, 2006. We have implemented certain hedging strategies, including entering into fixed pricing agreements, in order to mitigate some of our exposure to price fluctuations in 2007. The agreements entered into to date, though, are at rates higher than our expired price cap. In Europe, we did not have fixed pricing agreements with respect to our aluminum purchases during 2006 and, therefore, our aluminum purchases were at market prices. In addition, some of our cans in Europe are made from steel, rather than aluminum. Considering that our 2006 aluminum purchases in Europe were at market prices, and the available alternative to aluminum cans, and based upon the current price of aluminum, we do not foresee a significant increase in our cost of sales in Europe during 2007 as a result of the cost of aluminum.

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

Miscalculation of our need for infrastructure investment could impact our financial results.

Projected requirements of our infrastructure investments may differ from actual levels if our volume growth is not as we anticipate. Our infrastructure investments are generally long-term in nature and, therefore, it is possible that investments made today may not generate our expected return due to future changes in the marketplace. Significant changes from our expected returns on cold drink equipment, fleet, technology, and supply chain infrastructure investments could adversely affect our financial results.

Unexpected changes in interest or currency exchange rates, or our debt rating could harm our financial position.

Changes from our expectations for interest and currency exchange rates can have a material impact on our financial results. We may not be able to completely mitigate the effect of significant interest rate or currency exchange rate changes. Changes in our debt rating could have a material adverse effect on our interest costs and financing sources. Our debt rating can be materially influenced by capital management activities of The Coca-Cola Company and/or changes in the debt rating of The Coca-Cola Company.

Unexpected resolutions of legal contingencies could impact our financial results.

Changes from expectations for the resolution of outstanding legal claims and assessments could have a material impact on our financial results. Our failure to abide by laws, orders, or other legal commitments could subject us to fines, penalties, or other damages.

Legislative changes that affect our distribution and packaging could reduce demand for our products or increase our costs.

Our business model is dependent on the availability of our various products and packages in multiple channels and locations to better satisfy the needs of our customers. Laws that restrict our ability to distribute products in schools and other venues, as well as laws that require deposit liabilities for certain types of packages or those that limit our ability to design new packages, could negatively impact financial results.

Additional taxes could harm our financial results.

Our tax filings are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or through the courts. Currently, there are assessments involving certain of our subsidiaries, including one of our Canadian subsidiaries, which may not be resolved for many years. An assessment of additional taxes resulting from these audits could have a material impact on our financial results.

Adverse weather conditions could limit the demand for our products.

Our sales are influenced to some extent by weather conditions in the markets in which we operate. In particular, cold weather in Europe during the summer months may have a temporary negative impact on the demand for our products and contribute to lower sales, which could have an adverse effect on our financial results.

Global or regional catastrophic events could impact our business and financial results.

Our business can be affected by large-scale terrorist acts, especially those directed against the United States or other major industrialized countries; the outbreak or escalation of armed hostilities; major natural disasters; or widespread outbreaks of infectious disease such as avian influenza. Such events in the geographic regions in which we do business could have a material impact on our sales volume, cost of raw materials, earnings, and financial condition.

Disagreements among bottlers could prevent us from achieving our business goals.

Disagreements among members of the Coca-Cola system could complicate negotiations and planning with customers and other business partners and adversely affect our ability to fully implement our business plans and achieve expected levels of revenue from the execution of those plans.

If we are unable to renew collective bargaining agreements on satisfactory terms or we experience strikes or work stoppages, our business and financial results could be negatively impacted.

Approximately 39 percent of our employees are covered by collective bargaining agreements or local agreements. These bargaining agreements expire at various dates over the next seven years, including 33 agreements in North America in 2007. The inability to renegotiate subsequent agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our financial results. The terms and conditions of existing or renegotiated agreements could also increase the cost to us, or otherwise affect our ability, to fully implement operational changes to enhance our efficiency.

Inaccurate estimates or assumptions used to prepare our Consolidated Financial Statements could lead to unexpected financial results.

Our Consolidated Financial Statements and accompanying Notes include estimates and assumptions made by management that affect reported amounts. Actual results could differ materially from those estimates.

During 2006, we recorded a $2.9 billion non-cash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our annual impairment test of these assets. The fair values calculated in our annual impairment tests were determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated growth rates by geographic region, our long-term anticipated growth rate, the discount rate, and estimates of capital charges. If, in the future, the estimated fair value of our North American franchise rights were to decline further due to changes in our assumptions or a decline in our operating results, it would be necessary to record an additional non-cash impairment charge. Furthermore, future structural changes or divestitures could result in an additional non-cash impairment charge. For additional information about our franchise license intangible assets and the related non-cash impairment charge, refer to Note 1 of the Notes to Consolidated Financial Statements.

Product liability claims brought against us or product recalls could negatively affect our business, financial results, and brand image.

We may be liable if the consumption of our products causes injury or illness. We may also be required to recall products if they become contaminated or are damaged or mislabeled. A significant product liability or other product-related legal judgment against us or a widespread recall of our products could negatively impact our business, financial results, and brand image.

Technology failures could disrupt our operations and negatively impact our business.

We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities, inventory management, and driver handheld devices all utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Like all companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. We have technology security initiatives and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that our operations are not disrupted.

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring and transition programs.

We have implemented, and plan to continue to implement, restructuring and transition programs to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. These programs are intended to maximize our operating effectiveness and efficiency and to reduce our cost. We cannot be assured that we will achieve the targeted benefits under these programs or that the benefits, even if achieved, will be adequate to achieve long-term sustainable growth. In addition, the implementation of key elements of these programs, such as employee job reductions, may have an adverse impact on our business, particularly in the near-term.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal properties include our corporate offices, North American and European business unit headquarters offices, our production facilities, and our sales and distribution centers.

At December 31, 2006, we occupied:

•	79 beverage production facilities (76 owned, the others leased)

21 of which were solely production facilities; and

58 of which were combination production/distribution

•	365 principal distribution facilities (269 owned, the others leased)

One of our facilities is subject to a lien to secure indebtedness, with an aggregate principal balance of approximately $3.6 million at December 31, 2006.

Three of our leased facilities are under industrial revenue bonds issued by local development authorities, having an approximate principal balance of $24 million at December 31, 2006. Under these leases, the property is deeded to us at the end of the term for a nominal amount.

Our principal properties cover approximately 44.9 million square feet in the aggregate. We believe that our facilities are generally sufficient to meet our present operating needs.

At December 31, 2006, we operated approximately 55,000 vehicles of all types. Of this number, approximately 9,500 vehicles were leased; the rest were owned. We owned approximately 2.4 million coolers, beverage dispensers, and vending machines at the end of 2006.

During 2006, our capital expenditures were approximately $882 million.

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

•

In 1999, we acquired all of the stock of CSL of Texas, Inc. (“CSL”), which owns an 18.4 acre tract on Holleman Drive, College Station, Texas that was contaminated by prior industrial users of the property. Cleanup is to be performed under the Texas Voluntary Cleanup Program overseen by the Texas Commission on Environmental Quality and is estimated to cost $2 to $4 million. We believe we are entitled to reimbursement for our costs from CSL’s former shareholders.

•

In 2001, we were named as one of several thousand PRPs at the Beede Waste Oil Superfund site in Plaistow, New Hampshire, which had operated from the 1920s until 1994 in the business of waste oil reprocessing and related activities. In 1990, our facility in Waltham, Massachusetts sent waste oil and contaminated soil to the site in the course of removing an underground storage tank and remediating the surrounding property. The EPA and the state of New Hampshire have spent almost $26 million on the investigation and initial cleanup of the site, and the remaining cost to complete the cleanup has been estimated to be approximately $60 million. Settling small volume PRPs have contributed over $30 million towards the site costs. In December 2006, the remaining PRPs, including us, entered into a consent decree with the EPA to take over the cleanup. Our share of the cleanup costs is estimated at $400,000 to $700,000.

•

In October 2002, the City of Los Angeles filed a complaint against eight named and ten unnamed defendants seeking cost recovery, contribution, and declaratory relief for alleged contamination that occurred over a period of decades at various boat yards in the Port of Los Angeles. The cleanup cost at the Port may run into the millions of dollars. Our subsidiary, BCI Coca-Cola Bottling Company of Los Angeles, was named as a defendant as the alleged successor to the liabilities of a company called Pacific American Industries, Inc., which was the parent of a company called San Pedro Boat Works that operated a boat works business at the port from 1969 until 1974. We filed an answer to the complaint in March 2003 denying liability. The facts are still being investigated, but discovery has been delayed because of the criminal indictment of one of the other defendants, and because of court-ordered mediation.

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

In 2000, in a case styled Harmar Bottling Company, et al. vs. The Coca-Cola Company, et al., we and The Coca-Cola Company were found by a Texas jury to be jointly liable in a combined amount of

$15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and The Coca-Cola Company engaged in anticompetitive marketing practices. The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003, but in October 2006, the Texas Supreme Court reversed the court of appeals and either dismissed or rendered judgment in our favor on the claims that were the subject of the appeal. The plaintiffs have filed a motion for rehearing, but the Texas Supreme Court has not ruled on their motion. The claims of the three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against an unfavorable outcome in these claims and have not recorded any additional amounts for potential awards related to these additional claims.

We and our California subsidiary have been sued by several current and former employees over alleged violations of state wage and hour rules. In a matter combined in a consolidated class action proceeding styled In re BCI Overtime Cases pending in San Bernardino Superior Court (the first consolidated suit was filed July 18, 2001), plaintiffs allege that certain hourly employees were required to work off the clock. The parties have agreed to settle this matter, as well as a smaller accompanying suit, for a total of $14 million, inclusive of claims, attorneys’ fees and costs of administration. The settlement has been preliminarily approved by the court. Other similar suits have been resolved and have been, or soon will be, dismissed. In the remaining California class action, Costanza, et al. vs. BCI Coca-Cola Bottling Company of Los Angeles, et al., in the Superior Court of the State of California for the County of Los Angeles—Civil Central West, Case No. BC 351382, plaintiffs sued on behalf of a putative class of certain exempt supervisory employees who claim to have been misclassified as exempt employees and thus seek overtime pay and other related damages, including but not limited to penalties, interest, and attorneys’ fees. Our subsidiary is vigorously defending the suit, and at present it is not possible to predict the outcome.

On February 7, 2007, the United States District Court for the Northern District of Georgia, Atlanta Division, dismissed the purported class action lawsuit styled In re Coca-Cola Enterprises Inc. Securities Litigation, Civil Action File No. 1:06-CV-0275-TWT (filed originally as Argento Trading Company, et al, vs. Coca-Cola Enterprises Inc. et al. on February 7, 2006). The lawsuit had alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. The order of dismissal gives the plaintiffs 30 days to file an amended complaint.

International Brotherhood of Teamsters vs. The Coca-Cola Company et al. Case No. CA1927-N, was filed February 7, 2006 in the Delaware Court of Chancery. That case, and other “copycat” lawsuits, raised allegations virtually identical to the ones in the original Argento case, some raising derivative claims under Delaware state law and others bringing claims under the Employees’ Retirement Income Security Act. The Delaware cases have been consolidated as In re Coca-Cola Enterprises Inc. Shareholders Litigation, Consolidated C.A. No. 127-N in the Court of Chancery of the State of Delaware in and for New Castle County, the Georgia derivative suits have been consolidated as In Re: Coca-Cola Enterprises Inc. Derivative Litigation, in the United States District Court for the Northern District of Georgia, Master Docket No. 1:06-CV-0467-TWT, and the ERISA cases have been consolidated as In re Coca-Cola Enterprises Inc. ERISA Litigation, Master File No. 1:06-CV-0953-TWT, in the United States District Court for the Northern District of Georgia, Atlanta Division. We have asked each court to dismiss these lawsuits.

On February 8, 2007, some of the parties reached a conditional settlement in both Ozarks Coca-Cola/Dr. Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises, in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action File No. 1:06-cv-0853 and Coca-Cola Bottling Company United, Inc. et al vs. The Coca-Cola Company and Coca-Cola Enterprises, in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV-2006-00916-HSL. These lawsuits were filed in 2006, alleging breach of contract and breach of duty and other related claims arising out of our plan to offer warehouse delivery of

POWERade to a specific customer within our territory. Under the terms of the proposed settlement, following full approval by all parties, the cases will be dismissed without prejudice to their being filed again, and there will be a two-year test (through 2008) of (1) national warehouse delivery of brands of The Coca-Cola Company into the exclusive territory of almost every bottler of Coca-Cola in the United States, even nonparties to the litigation, in exchange for compensation in most circumstances, and (2) limits on local warehouse delivery within the parties’ territories. The proposed settlement does not require any payment by the defendants to the plaintiffs.

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

LISTED AND TRADED: New York Stock Exchange

TRADED: Boston, Chicago, National,

Pacific, and Philadelphia Exchanges

Common shareowners of record as of January 26, 2007: 15,780

STOCK PRICES

2006	High	Low
Fourth Quarter	$21.33	$19.53
Third Quarter	22.49	20.06
Second Quarter	20.95	18.83
First Quarter	20.93	18.94

2005	High	Low
Fourth Quarter	$20.53	$18.52
Third Quarter	23.92	19.01
Second Quarter	22.81	19.10
First Quarter	23.36	20.22

DIVIDENDS

Regular quarterly dividends were paid in the amount of $0.04 per share from July 1, 1998 until March 30, 2006, at which time they were raised to the current amount, $0.06 per share.

The information under the heading “Equity Compensation Plan Information” in our proxy statement for the annual meeting of our shareowners to be held April 24, 2007 (our “2007 Proxy Statement”) is incorporated into this report by reference.

SHARE REPURCHASES

The following table presents information with respect to our repurchases of common stock of the Company made during the fourth quarter of 2006:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2006 through October 27, 2006	—	—	None	33,283,579
October 28, 2006 through November 24, 2006	—	—	None	33,283,579
November 25, 2006 through December 31, 2006	7,673	$20.895	None	33,283,579

Total	7,673	$20.895	None	33,283,579

(A)

The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. by employees in payment of tax obligations related to the vesting of restricted shares.

SHARE PERFORMANCE

Comparison of Five-Year Cumulative Total Return

Date	Coca-Cola Enterprises	Peer Set	S&P 500 Comp-LTD
12/31/2001	100.00	100.00	100.00
12/31/2002	115.56	92.93	77.89
12/31/2003	117.32	107.06	100.23
12/31/2004	112.64	105.93	111.13
12/31/2005	104.40	112.82	114.47
12/31/2006	112.51	129.66	132.50

The graph shows the cumulative total return to our shareowners beginning as of December 31, 2001 and for each year of the five years ended December 31, 2006, in comparison to the cumulative returns of the S&P Composite 500 Index and to an index of peer group companies we selected. The peer group consists of The Coca-Cola Company, PepsiCo, Inc., Coca-Cola Bottling Co. Consolidated, Cadbury Beverages plc, PepsiAmericas, Inc., and The Pepsi Bottling Group, Inc. The graph assumes $100 invested on December 31, 2000 in our common stock and in each index, with the subsequent reinvestment of dividends on a quarterly basis.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data

	FISCAL YEAR
(in millions, except per share data)	2006	2005	2004	2003	2002
OPERATIONS SUMMARY
Net operating revenues(A)	$19,804	$18,743	$18,190	$17,330	$16,058
Cost of sales(A)	11,986	11,185	10,771	10,165	9,458

Gross profit	7,818	7,558	7,419	7,165	6,600
Selling, delivery, and administrative expenses(A)	6,391	6,127	5,983	5,588	5,236
Franchise impairment charge	2,922	—	—	—	—

Operating (loss) income	(1,495)	1,431	1,436	1,577	1,364
Interest expense, net	633	633	619	607	662
Other nonoperating income (expense), net	10	(8)	1	2	3

(Loss) income before income taxes	(2,118)	790	818	972	705
Income tax (benefit) expense(B)	(975)	276	222	296	211

Net (loss) income	(1,143)	514	596	676	494
Preferred stock dividends	—	—	—	2	3

Net (loss) income applicable to common shareowners	$(1,143)	$514	$596	$674	$491

OTHER OPERATING DATA
Depreciation and amortization	$1,012	$1,044	$1,068	$1,022	$965
Capital asset investments	882	902	949	1,099	1,029
AVERAGE COMMON SHARES OUTSTANDING
Basic	475	471	465	454	449
Diluted	475	476	473	461	458
PER SHARE DATA
Basic net (loss) income per common share	$(2.41)	$1.09	$1.28	$1.48	$1.09
Diluted net (loss) income per common share	(2.41)	1.08	1.26	1.46	1.07
Dividends declared per share	0.18	0.22	0.16	0.16	0.16
Closing stock price	20.42	19.17	20.85	21.87	21.72
YEAR-END FINANCIAL POSITION
Property, plant, and equipment, net	$6,698	$6,560	$6,913	$6,794	$6,393
Franchise license intangible assets, net	11,452	13,832	14,517	14,171	13,450
Total assets	23,225	25,357	26,461	25,700	24,375
Total debt	10,022	10,109	11,130	11,646	12,023
Shareowners’ equity	4,526	5,643	5,378	4,365	3,347

Acquisitions were made in all years except 2005 and 2004. These acquisitions were included in our Consolidated Financial Statements from the respective acquisition date and did not significantly affect our operating results in any one fiscal period.

(A)

Amounts reflect the adoption of Emerging Issues Task Force (“EITF”) No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” on January 1, 2003. Upon adoption, we reclassified the following amounts in our Consolidated Statement of Operations for the year ended December 31, 2002 as reductions in cost of sales: (1) $882 million of direct marketing support from The Coca-Cola Company (“TCCC”) and other licensors previously included in net operating revenues and (2) $77 million of cold drink equipment placement funding from TCCC previously included as a reduction in selling, delivery, and administrative (“SD&A”) expenses. We also reclassified to net operating revenues $51 million of net payments received from TCCC for dispensing equipment repair services. These amounts were previously included in SD&A expenses.

(B)

Income tax (benefit) expense in 2006 included a $1.1 billion income tax benefit related to a $2.9 billion non-cash franchise impairment charge recorded in 2006. For additional information about the non-cash franchise impairment charge, refer to Note 1 of the Notes to Consolidated Financial Statements. Income tax (benefit) expense in 2005 included a $128 million income tax provision related to the repatriation of non-U.S. earnings. Income tax (benefit) expense also included the impact of favorable tax law changes and/or tax rate changes of $80 million in 2006, $40 million in 2005, $20 million in 2004, $16 million in 2002, and unfavorable tax rate changes of $23 million in 2003. Additionally, income tax (benefit) expense included benefits related to the revaluation of various income tax obligations of approximately $15 million in 2006, $27 million in 2005, $25 million in 2003, and $4 million in 2002. Our 2003 income tax benefit (expense) also included a $6 million benefit related to other tax adjustments in 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in this Form 10-K.

Overview

Business

We are the world’s largest marketer, producer, and distributor of bottle and can nonalcoholic beverages. We market, produce, and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States, the District of Columbia, the United States Virgin Islands, and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as “Europe”).

We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, economic conditions, consumer preferences, local and national laws and regulations, fuel prices, and weather patterns.

Licensee of The Coca-Cola Company

Our financial success is greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary in order to create new brands, to market our products more effectively, to find ways to maximize efficiency, and to profitably grow the entire Coca-Cola system.

Financial Results

During 2006, we had a net loss of $1.1 billion or $2.41 per common share, compared to net income of $514 million or $1.08 per diluted common share in 2005.

The following items of significance impacted our 2006 financial results:

•

a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) non-cash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our annual impairment test of these assets;

•	charges totaling $66 million ($44 million net of tax, or $0.09 per common share) related to restructuring activities, primarily in Europe;

•

a $35 million ($22 million net of tax, or $0.05 per common share) increase in compensation expense related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) on January 1, 2006;

•	expenses totaling $14 million related to the settlement of litigation ($8 million net of tax, or $0.02 per common share); and

•

a tax benefit totaling $95 million ($0.20 per common share) as a result of net favorable tax items, primarily for state tax law changes, Canadian federal and provincial tax rate changes, and the revaluation of various income tax obligations.

The following items of significance impacted our 2005 financial results:

•

a $53 million ($33 million net of tax, or $0.07 per diluted common share) decrease in our cost of sales from the receipt of proceeds related to the settlement of litigation against suppliers of high fructose corn syrup (“HFCS”);

•	charges totaling $80 million ($50 million net of tax, or $0.11 per diluted common share) related to restructuring activities, primarily in North America and at our corporate headquarters;

•	charges totaling $28 million ($17 million net of tax, or $0.03 per diluted common share) primarily related to asset write-offs associated with damage caused by Hurricanes Katrina, Rita, and Wilma;

•

an $8 million ($5 million net of tax, or $0.01 per diluted common share) net loss resulting from the early extinguishment of certain debt obligations in conjunction with the repatriation of non-U.S. earnings;

•	a $128 million ($0.27 per diluted common share) income tax provision related to the repatriation of non-U.S. earnings; and

•	a tax benefit totaling $67 million ($0.14 per diluted share) as a result of net favorable tax items, primarily for state tax rate changes and for the revaluation of various income tax obligations.

Revenue and Volume Growth

During 2006, our consolidated bottle and can net price per case grew 2.0 percent, while our volume increased 1.0 percent. In North America, we experienced moderate bottle and can net price per case improvement of 2.5 percent and limited volume growth of 0.5 percent. Our volume growth was limited due to weak carbonated soft drink (“CSD”) category trends and downward pressure attributable to higher price increases that were implemented to cover rising raw material costs. Our increased pricing was offset partially by negative mix, which resulted from competitive pricing pressures in the water category and a decline in higher-margin immediate consumption sales. Our volume results were once again impacted by a shifting consumer preference for diet and lower-calorie beverages, as evidenced by a 2.5 percent decline in our sugared CSD portfolio. We continued to benefit from recent product innovation, which drove higher volumes in several high-growth and high-margin categories, such as isotonics and energy drinks.

In Europe, we achieved balanced volume and pricing growth, which included a 3.5 percent increase in volume and a 1.5 percent increase in bottle and can net price per case. These results were driven by the strong execution of a number of operating and sales initiatives, including World Cup activation and “boost zones” in France, which helped drive higher immediate consumption growth. In our continental European territories we experienced renewed CSD growth, which resulted in a volume increase of 6.0 percent. Our results in Great Britain, which represents nearly half of our European business, were not as strong due to continued marketplace challenges, including persistent CSD category weakness and difficult retail trends.

Cost of Sales

The cost environment across all of our territories continued to be challenging during 2006, particularly in North America, where our year-over-year bottle and can ingredient and packaging cost per case increased 4.0 percent. This increase was driven by higher cost associated with package mix shifts, a moderate increase in the cost of concentrate, and increased conversion costs due to higher energy prices. We also experienced increases in the cost of certain materials, particularly aluminum, PET (plastic), and HFCS. During 2007, we expect our cost of sales per case to increase significantly due to double-digit growth in the cost of aluminum and HFCS.

Operating Expenses

The benefit of ongoing operating expense initiatives allowed us to successfully control the growth of our underlying operating expenses during 2006. We intend to remain diligent in our efforts to manage our operating expenses during 2007 in order to maintain the flexibility needed to deal with the expected challenges of a difficult raw material cost environment.

Franchise Impairment Charge

During 2006, we recorded a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) non-cash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our annual impairment test of these assets. If, in the future, the estimated fair value of our North American franchise rights were to decline further, it would be necessary to record an additional non-cash impairment charge. The decline in the estimated fair value of our North American franchise intangible assets reflects the negative impact of several contributing factors, which resulted in a reduction in the forecasted cash flows and growth rates used to estimate fair value. These factors include, but are not limited to, (1) an extraordinary increase in raw material costs expected in 2007, driven by significant increases in the cost of aluminum and HFCS; (2) a challenging marketplace environment including continued weakness in the CSD category and increased pricing pressures in several high-growth categories, such as water; and (3) increased interest rates contributing to a higher discount rate and capital charge. Furthermore, the business and marketplace environments in which we currently operate differ significantly from the historical environments that drove the business cases used to value and record the acquisition of certain of our North American franchise rights. Accordingly, for certain acquisitions we have been unable to attain the forecasted growth projections that were used to value the franchise rights at the time they were acquired. For additional information about our franchise license intangible assets and the related non-cash impairment charge, refer to Note 1 of the Notes to Consolidated Financial Statements.

Our Strategic Priorities

In order to remain focused on implementing a strategic, long-term business plan that will position our organization to excel in a dynamic and changing market environment, we have identified three priorities that are essential to our transformation. The following is a summary of the key initiatives that we believe will help drive our future performance:

•Strengthen our brand portfolio

We must continue to strengthen our position in each beverage category by growing the value of our existing brands, while at the same time strategically broadening our presence in fast growing beverage groups. Our current portfolio remains heavily dependent on CSD products; however, over the next five years, most volume growth in the nonalcoholic ready-to-drink category will come from water, juices and juice drinks, and other noncarbonated beverages. While carbonated beverages remain profitable and vital to our success, the broadening of our presence in faster growing beverage groups is necessary. Essential to our future growth is leveraging our powerful relationship with TCCC, which itself is dedicated to expanding its product portfolio and competing more fully for every beverage purchase. TCCC demonstrated its commitment early in 2007 with the announcement that it would acquire FUZE Beverages LLC, a maker of enhanced juices and teas. This acquisition supports other innovation in the growing tea category, such as the expanded Nestea line, the new Enviga green tea, premium Gold Peak teas, and our expanded relationship with AriZona tea.

•Transform our go-to-market model and improve efficiency and effectiveness

We must be flexible to transform our go-to-market model in order to improve customer service and in-store execution while embracing the most effective distribution channels for each of our products.

Our direct store delivery (“DSD”) model remains the fastest and most powerful method of distributing the vast majority of our products. Among other advantages, our DSD model allows us to (1) remain in continuous contact with our customers, giving us the ability to seize in-store placement opportunities, and (2) rapidly establish new products in emerging categories. However, shifts in consumer demand for increasingly specialized products, coupled with a rapidly evolving retail environment, have created new distribution realities that cannot be ignored. The proliferation of brands, packages, and products necessitates that we take a fresh look at how we bring each of our products to market. During 2006, we moved forward in testing new delivery opportunities, including warehouse delivery of certain products to Wal-Mart and Valero, a large convenience store operator. These projects demonstrate our commitment to evolving our go-to-market model to meet the demands of a changing marketplace.

As we refine our DSD model, we must also seek opportunities to improve our efficiency and effectiveness. This includes driving improved consistency and best practices across our organization. In recent years, we have made significant strides in this area, including redesigning our North American business model, reorganizing certain aspects of our operations in Europe, and consolidating certain administrative, financial, and accounting functions for North America into a single shared services center. We believe, however, that additional efforts to enhance our efficiency could yield even greater productivity across our organization. Accordingly, we are implementing a host of initiatives to improve our operating performance. For example, we are moving forward with faster water production lines, more productive selling systems for our customers, more productive delivery vehicles, and synergistic delivery and warehouse practices. These, and other initiatives underway, represent only the beginning of our commitment to develop more efficient operating methods in order to enhance our performance over the long-term.

•Commitment to our people

Our people are the key to our success. As such, we must attract, develop, and retain a highly talented and diverse workforce in order to further establish a winning and inclusive culture. In order to ensure that our people are able to fully utilize their skills and abilities we must provide them with the right tools and right products to win in the marketplace. By developing clear, concise job responsibilities, with goals that are clearly understood, and by improving communication to make certain we share best practices effectively, we will create improved customer satisfaction and generate increased productivity.

Operations Review

The following table summarizes our Consolidated Statements of Operations data as a percentage of net operating revenues for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Net operating revenues	100.0%	100.0%	100.0%
Cost of sales	60.5	59.7	59.2

Gross profit	39.5	40.3	40.8
Selling, delivery, and administrative expenses	32.3	32.7	32.9
Franchise impairment charge	14.8	0.0	0.0

Operating (loss) income	(7.6)	7.6	7.9
Interest expense, net	3.2	3.4	3.4

(Loss) income before income taxes	(10.8)	4.2	4.5
Income tax (benefit) expense	(5.0)	1.5	1.2

Net (loss) income	(5.8)%	2.7%	3.3%

The following table summarizes our operating (loss) income by operating segment for the years ended December 31, 2006, 2005, and 2004 (in millions; percentages rounded to the nearest  1/2 percent):

	2006		2005		2004
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
North America	$(1,711)	(114.5)%	$1,175	82.0%	$1,184	82.5%
Europe	718	48.0	730	51.0	737	51.5
Corporate	(502)	(33.5)	(474)	(33.0)	(485)	(34.0)

Consolidated	$(1,495)	100.0%	$1,431	100.0%	$1,436	100.0%

2006 versus 2005

During 2006, we had an operating loss of $1.5 billion compared to operating income of $1.4 billion in 2005. The following table summarizes the significant components of the change in our 2006 operating (loss) income (in millions; percentages rounded to the nearest  1/2 percent):

	Amount	Change Percent of Total
Changes in operating (loss) income:
Impact of bottle and can price, cost, and mix on gross profit	$35	2.5%
Impact of bottle and can volume on gross profit	88	6.0
Impact of Jumpstart funding on gross profit	57	4.0
Net impact of acquired bottler	7	0.5
Selling, delivery, and administrative expenses	(175)	(12.5)
Change in accounting for share-based payment awards	(35)	(2.5)
Franchise impairment charge in 2006	(2,922)	(204.0)
Net impact of restructuring charges in 2006 and 2005	14	1.0
Legal settlements in 2006	(14)	(1.0)
Hurricane related asset write-offs in 2005	28	2.0
HFCS litigation settlement proceeds in 2005	(53)	(3.5)
Asset sale in 2005	(8)	(0.5)
Currency exchange rate changes	15	1.0
Other changes	37	2.5

Change in operating (loss) income	$(2,926)	(204.5)%

2005 versus 2004

Operating income decreased $5 million, or 0.5 percent, in 2005 to $1.4 billion. The following table summarizes the significant components of the change in our 2005 operating income (in millions; percentages rounded to the nearest  1/2 percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost, and mix on gross profit	$28	2.0%
Impact of bottle and can volume on gross profit	35	2.5
Impact of bottle and can selling day shift on gross profit	(44)	(3.0)
Selling, delivery, and administrative expenses	(22)	(1.5)
Restructuring charges in 2005	(80)	(5.5)
Hurricane related asset write-offs in 2005	(28)	(2.0)
HFCS litigation settlement proceeds in 2005	53	3.5
Asset sale in 2005	8	0.5
New concentrate pricing structure in 2004	41	3.0
Currency exchange rate changes	—	0.0
Other changes	4	0.0

Change in operating income	$(5)	(0.5)%

Net Operating Revenues

2006 versus 2005

Net operating revenues increased 5.5 percent in 2006 to $19.8 billion from $18.7 billion in 2005. The percentage of our 2006 net operating revenues derived from North America and Europe was 72 percent and 28 percent, respectively. Great Britain contributed 45 percent of Europe’s net operating revenues in 2006.

During 2006, our net operating revenues in North America were impacted by moderate pricing improvement and limited volume growth. Our volume growth was negatively impacted by weak CSD category trends and downward pressure due to higher price increases that were implemented to cover rising raw material costs. Our increased pricing was offset partially by competitive pricing pressures in the water category and a decline in immediate consumption sales. In Europe, we achieved balanced volume and pricing growth driven by marketing initiatives, such as World Cup activation, the launch of Coca-Cola Zero, and “boost zones” in France. We experienced renewed CSD growth in our continental European territories, but continued to be negatively impacted by persistent CSD category weakness in Great Britain. In both North America and Europe we continued to benefit from product and package innovation and experienced increases in the sale of our lower-calorie beverages, water brands, isotonics, and energy drinks.

Net operating revenue per case increased 4.0 percent in 2006 versus 2005. The following table summarizes the significant components of the change in our 2006 net operating revenue per case (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in net operating revenue per case:
Bottle and can net price per case	2.5%	1.5%	2.0%
Belgium excise tax and VAT changes	0.0	(0.5)	0.0
Customer marketing and other promotional adjustments	0.0	(0.5)	0.0
Post mix revenues, agency revenues, and other revenues	1.0	0.5	1.0
Currency exchange rate changes	0.5	1.5	1.0

Change in net operating revenue per case	4.0%	2.5%	4.0%

Our bottle and can sales accounted for 90 percent of our net operating revenues during 2006. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher-margin packages that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our 2006 bottle and can net pricing per case was achieved through higher rates, offset partially by negative mix in North America due to slower immediate consumption sales and increased pricing pressures in the water category.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the United States, we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative of the North American bottling system. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $2.2 billion in both 2006 and 2005. These amounts included net customer marketing accrual reductions related to prior year programs of $54 million and $75 million in 2006 and 2005, respectively. The cost of these various programs as a percentage of gross revenues was approximately 6.2 percent and 6.8 percent in 2006 and 2005, respectively. The decrease in the cost of these various programs as a percentage of gross revenues was the result of higher promotional activities in 2005 in conjunction with the significant product innovation that occurred during 2005.

We frequently participate with TCCC in contractual arrangements at specific athletic venues, school districts, colleges and universities, and other locations, whereby we obtain pouring or vending rights at a specific location in exchange for cash payments. We record our obligation under each contract at inception and defer and amortize the total required payments using the straight-line method over the term of the contract. At December 31, 2006, the net unamortized balance of these arrangements, which was included in customer distribution rights and other noncurrent assets, net on our Consolidated Balance Sheet, totaled $446 million ($1,030 million capitalized, net of $584 million in accumulated amortization). Amortization expense related to these assets, included as a reduction in net operating revenues, totaled $150 million, $145 million, and $150 million in 2006, 2005, and 2004, respectively.

2005 versus 2004

Net operating revenues increased 3.0 percent in 2005 to $18.7 billion from $18.2 billion in 2004. The percentage of our 2005 net operating revenues derived from North America and Europe was 72 percent and 28 percent, respectively. Great Britain contributed 46 percent of Europe’s net operating revenues in 2005.

Our net operating revenues in 2005 were impacted by pricing improvement in North America and increased sales of our lower-calorie beverages, water brands, and energy drinks. These positive factors were offset by a continuing decline in the sale of regular soft drinks across all our territories and by significant marketplace challenges in Europe, including changing consumer preferences and the growth of deep discounters.

Net operating revenue per case increased 3.0 percent in 2005 versus 2004. The following table summarizes the significant components of the change in our 2005 net operating revenue per case (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in net operating revenue per case:
Bottle and can net price per case	3.0%	1.0%	2.0%
Belgium excise tax and VAT changes	0.0	0.5	0.0
Customer marketing and other promotional adjustments	(0.5)	0.5	0.0
Post mix revenues, agency revenues, and other revenues	1.0	0.0	0.5
Currency exchange rate changes	0.5	0.0	0.5

Change in net operating revenue per case	4.0%	2.0%	3.0%

Our bottle and can sales accounted for 90 percent of our net operating revenues during 2005. The increase in our 2005 bottle and can net pricing per case was primarily achieved with rate increases, but also reflected additional mix benefit associated with the growth of our immediate consumption business and increased sales of higher-margin products, such as energy drinks.

The cost of various customer programs and arrangements designed to increase the sale of our products by these customers totaled $2.2 billion and $1.9 billion in 2005 and 2004, respectively. These amounts included net customer marketing accrual reductions related to prior year programs of $75 million and $71 million in 2005 and 2004, respectively. The cost of these various programs as a percentage of gross revenues was approximately 6.8 percent and 6.2 percent in 2005 and 2004, respectively. The increase in the cost of these various programs as a percentage of gross revenues was the result of higher promotional activities in 2005 in conjunction with the significant product innovation that occurred during 2005.

Cost of Sales

2006 versus 2005

Cost of sales increased 7.0 percent in 2006 to $12.0 billion from $11.2 billion in 2005. Cost of sales per case increased 5.5 percent in 2006 versus 2005. The following table summarizes the significant components of the change in our 2006 cost of sales per case (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	4.0%	2.0%	3.5%
Belgium excise tax and VAT changes	0.0	(0.5)	0.0
HFCS litigation settlement proceeds in 2005	0.5	0.0	0.5
Bottle and can marketing credits and Jumpstart funding	(1.0)	0.0	(1.0)
Costs related to post mix, agency, and other revenues	2.0	0.5	1.5
Currency exchange rate changes	0.5	1.5	1.0

Change in cost of sales per case	6.0%	3.5%	5.5%

The cost environment across all of our territories continued to be challenging during 2006, particularly in North America, where our year-over-year bottle and can ingredient and packaging cost per case increased 4.0 percent. This increase was driven by higher costs associated with package mix shifts, a moderate increase in the cost of concentrate, and increased conversion costs due to higher energy prices. We also experienced increases in the cost of certain materials, particularly aluminum, PET (plastic), and HFCS. During 2006, our cost of sales benefited from the recognition of increased Jumpstart income due to higher cold drink equipment placements under our amended Jumpstart agreements with TCCC (programs with TCCC designed to promote the placement of cold drink equipment) and the rollout of our energy drink portfolio.

We have implemented a project in the Netherlands to transition from the production and sale of refillable PET (plastic) bottles to the production and sale of non-refillable PET (plastic) bottles. The transition commenced in 2004 and was completed in the first quarter of 2006. The increased packaging flexibility has led to increased sales in the Netherlands by offering added variety and convenience to consumers. The transition resulted in (1) accelerated depreciation for certain machinery and equipment, plastic crates, and refillable plastic bottles; (2) costs for removing current production lines; (3) termination and severance costs; (4) training costs; (5) external warehousing costs; and (6) operational inefficiencies. The expenses related to this project totaled approximately $27 million, offset partially by $8 million in gains related to the forfeiture of customer deposits and the sale of refillable PET (plastic) bottles and crates. We recognized $11 million and $16 million of these expenses during 2005 and 2004, respectively, and recorded the $8 million in gains during 2006.

2005 versus 2004

Cost of sales increased 4.0 percent in 2005 to $11.2 billion from $10.8 billion in 2004. Cost of sales per case increased 4.0 percent in 2005 versus 2004. The following table summarizes the significant components of the change in our 2005 cost of sales per case (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	5.0%	1.5%	3.5%
Belgium excise tax and VAT changes	0.0	0.5	0.0
HFCS litigation settlement proceeds in 2005	(0.5)	0.0	(0.5)
New concentrate pricing structure in 2004	(0.5)	0.0	0.0
Bottle and can marketing credits and Jumpstart funding	(0.5)	(0.5)	(0.5)
Costs related to post mix, agency, and other revenues	1.5	0.5	1.0
Currency exchange rate changes	0.5	(0.5)	0.5

Change in cost of sales per case	5.5%	1.5%	4.0%

The increase in our bottle and can ingredient and packaging costs during 2005 was primarily the result of increases in the cost of certain materials, particularly PET (plastic), aluminum, and fuel. We also experienced a moderate increase in the cost of concentrate. The increased costs we experienced in North America were due, in part, to the impact of the hurricanes.

Volume

2006 versus 2005

The following table summarizes the change in our 2006 bottle and can volume versus 2005, as adjusted to reflect the impact of an acquisition completed in 2006 as if that acquisition were completed in 2005 (no acquisitions were made in 2005; selling days were the same in 2006 and 2005; rounded to the nearest  1/2 percent):

	North America	Europe	Consolidated
Change in volume	1.0%	3.5%	1.5%
Impact of acquisition	(0.5)	0.0	(0.5)

Change in volume, adjusted for acquisition	0.5%	3.5%	1.0%

North America comprised 76 percent and 77 percent of our consolidated bottle and can volume during 2006 and 2005, respectively. Great Britain contributed 46 percent and 47 percent of our European bottle and can volume in 2006 and 2005, respectively. In 2006 and 2005, our sales represented approximately 13 percent of the total nonalcoholic beverage sales in our North American territories and approximately 8 percent of total nonalcoholic beverage sales in our European territories.

Brands

The following table summarizes our 2006 bottle and can volume results by major brand category, as adjusted to reflect the impact of an acquisition completed in 2006 as if that acquisition were completed in 2005 (no acquisitions were made in 2005; selling days were the same in 2006 and 2005; rounded to the nearest  1/2 percent):

	Change	Percent of Total
North America:
Coca-Cola trademark	(3.0)%	57.5%
Soft-drink flavors and energy	4.0	26.0
Juices, isotonics, and other	1.5	8.5
Water	19.0	8.0

Total	0.5%	100.0%

Europe:
Coca-Cola trademark	4.5%	68.5%
Soft-drink flavors and energy	(1.0)	19.5
Juices, isotonics, and other	5.0	9.5
Water	13.5	2.5

Total	3.5%	100.0%

Consolidated:
Coca-Cola trademark	(1.0)%	60.0%
Soft-drink flavors and energy	3.0	24.5
Juices, isotonics, and other	2.5	8.5
Water	18.5	7.0

Total	1.0%	100.0%

The overall performance of our product portfolio in 2006 and 2005 continued to be impacted by trends in the marketplace, which reflect a consumer preference for diet and lower-calorie beverages and an increased demand for specialized beverage choices. In order to capitalize on these trends, we have continued to focus our product and package innovation on diet and light brands, water brands, teas, and sports and energy drinks.

In North America, the sales volume of our Coca-Cola trademark products decreased 3.0 percent during 2006. Our regular Coca-Cola trademark products decreased 4.0 percent, while our diet Coca-Cola trademark products declined 2.0 percent. The decrease in our regular Coca-Cola trademark products was primarily attributable to lower sales of Coca-Cola classic, Coca-Cola with Lime, and Vanilla Coca-Cola, offset partially by sales of Black Cherry Vanilla Coke, which was introduced during the first quarter of 2006. The decline in our diet Coca-Cola trademark products was primarily driven by lower sales of Diet Coke, Diet Coke with Lime, and Diet Vanilla Coca-Cola. These decreases were partially offset by a substantial increase in the year-over-year sales of Coca-Cola Zero, which was launched in the second quarter of 2005, and sales of Diet Black Cherry Vanilla Coke, which was introduced during the first quarter of 2006.

Our soft-drink flavors and energy volume in North America increased 4.0 percent during 2006. This increase was primarily driven by the performance of our energy portfolio, including Full Throttle and Rockstar, the introduction of Vault and Vault Zero during the first and second quarters of 2006, respectively, and higher sales of our Fresca products. These increases were offset partially by a year-over-year decline in the sale of Sprite and Sprite Remix products.

Our juices, isotonics, and other volume increased 1.5 percent in North America during 2006. This increase was primarily attributable to POWERade volume growth, offset partially by a decrease in the sale of Minute Maid products. We also introduced Gold Peak, a premium iced tea beverage, during the third quarter of 2006. Our water brands continued to perform well in North America, increasing 19.0 percent during 2006. This performance was primarily driven by higher Dasani sales volume.

In Europe, the sales volume of our Coca-Cola trademark products increased 4.5 percent during 2006. Our regular Coca-Cola trademark products increased 4.0 percent, driven primarily by higher sales of Coca-Cola. Our zero-sugar Coca-Cola trademark products increased 5.0 percent, which was primarily attributable to sales of Coca-Cola Zero, which was introduced in Great Britain and Belgium during the second and third quarters of 2006, respectively. Our soft-drink flavors and energy volume in Europe decreased 1.0 percent during 2006, while our juices, isotonics, and other volume increased 5.0 percent. The increase in our juices, isotonics, and other volume was primarily driven by volume growth in our sports drinks, POWERade and Aquarius. Our overall volume results in Europe were positively impacted during 2006 by marketing initiatives, such as World Cup activation, the launch of Coca-Cola Zero, and “boost zones” in France.

Packages

The following table summarizes our 2006 bottle and can volume results by major package category, as adjusted to reflect the impact of an acquisition completed in 2006 as if that acquisition were completed in 2005 (no acquisitions were made in 2005; selling days were the same in 2006 and 2005; rounded to the nearest  1/2 percent):

	Change	Percent of Total
North America:
Cans	(0.5)%	59.5%
20-ounce	(0.5)	14.0
2-liter	(4.0)	11.0
Other (includes 500 ml and 32-ounce)	9.5	15.5

Total	0.5%	100.0%

Europe:
Cans	4.0%	38.0%
Multi-serve PET (1-liter and greater)	3.5	32.5
Single-serve PET	4.0	13.5
Other	3.0	16.0

Total	3.5%	100.0%

2005 versus 2004

The following table summarizes the change in our 2005 bottle and can volume versus 2004, as adjusted to reflect the impact of two fewer selling days in 2005 versus 2004 (no acquisitions were made in 2005 or 2004; rounded to the nearest  1/2 percent):

	North America	Europe	Consolidated
Change in volume	0.5%	(2.5)%	0.0%
Impact of selling day shift	0.5	0.5	0.5

Change in volume, adjusted for selling day shift	1.0%	(2.0)%	0.5%

North America comprised 77 percent and 76 percent of our consolidated bottle and can volume during 2005 and 2004, respectively. Great Britain contributed 47 percent of our European bottle and can volume in 2005 and 2004. In 2005 and 2004, our sales represented approximately 13 percent of the total nonalcoholic beverage sales in our North American territories and approximately 8 percent of total nonalcoholic beverage sales in our European territories.

Brands

The following table summarizes our 2005 bottle and can volume results by major brand category, as adjusted to reflect the impact of two fewer selling days in 2005 versus 2004 (no acquisitions were made in 2005 or 2004; rounded to the nearest  1/2 percent):

	Change	Percent of Total
North America:
Coca-Cola trademark	(1.5)%	59.5%
Soft-drink flavors and energy	2.5	25.0
Juices, isotonics, and other	2.5	8.5
Water	24.0	7.0

Total	1.0%	100.0%

Europe:
Coca-Cola trademark	(1.5)%	68.0%
Soft-drink flavors and energy	(6.5)	20.5
Juices, isotonics, and other	9.0	9.5
Water	(4.0)	2.0

Total	(2.0)%	100.0%

Consolidated:
Coca-Cola trademark	(1.5)%	61.5%
Soft-drink flavors and energy	0.5	24.0
Juices, isotonics, and other	4.0	8.5
Water	21.0	6.0

Total	0.5%	100.0%

In North America, the sales volume of our Coca-Cola trademark products decreased 1.5 percent during 2005. Our regular Coca-Cola trademark products decreased 3.0 percent, while our diet Coca-Cola trademark products increased 1.0 percent. The decrease in our regular Coca-Cola trademark products was primarily attributable to lower sales of Coca-Cola classic, Coca-Cola C2, and Vanilla Coca-Cola, offset partially by the sale of Coca-Cola with Lime, which was introduced during the first quarter of 2005. The increase in our diet Coca-Cola trademark products was primarily driven by significant product innovation during the second quarter of 2005, which included the introduction of Coca-Cola Zero and Diet Coke Sweetened with Splenda®. The positive impact of these new products was partially offset by a decrease in the sale of regular Diet Coke.

Our soft-drink flavors and energy volume in North America increased 2.5 percent during 2005. This increase was primarily driven by higher sales of Fresca and Fanta products, along with the introduction of two new energy drinks, Full Throttle and Rockstar, during the first and second quarters of 2005, respectively. These increases were offset partially by a year-over-year decline in the sale of Sprite and Sprite Remix products.

Our juices, isotonics, and other volume increased 2.5 percent in North America during 2005. This increase was primarily attributable to a 27.5 percent increase in POWERade, which included the introduction of POWERade Option, a reduced calorie sports drink, during the third quarter of 2005. This increase was offset partially by declines in the sale of Minute Maid products and Nestea. Our water brands increased 24.0 percent in North America during 2005 due to a significant increase in the sale of Dasani and the introduction of Dasani flavored waters beginning in the second quarter of 2005.

In Europe, the sales volume of our Coca-Cola trademark products decreased 1.5 percent during 2005. Our regular Coca-Cola trademark products decreased 3.0 percent, driven primarily by lower sales of Coca-Cola and Vanilla Coca-Cola. Our zero-sugar Coca-Cola trademark products increased 1.0 percent, which was primarily attributable to sales of Coca-Cola Light with Lime, offset partially by a decline in the sales of Coca-Cola Light with Lemon. Our soft-drink flavors and energy volume in Europe decreased 6.5 percent during 2005, due to a significant decline in the sale of Fanta products.

Packages

The following table summarizes our 2005 bottle and can volume results by major package category, as adjusted to reflect the impact of two fewer selling days in 2005 versus 2004 (no acquisitions were made in 2005 or 2004; rounded to the nearest  1/2 percent):

	Change	Percent of Total
North America:
Cans	(1.0)%	60.0%
20-ounce	2.5	14.5
2-liter	(6.0)	11.0
Other (includes 500 ml and 32-ounce)	17.5	14.5

Total	1.0%	100.0%

Europe:
Cans	(1.5)%	38.0%
Multi-serve PET (1-liter and greater)	(5.0)	32.5
Single-serve PET	2.0	13.5
Other	1.0	16.0

Total	(2.0)%	100.0%

Selling, Delivery, and Administrative Expenses

2006 versus 2005

Selling, delivery, and administrative (“SD&A”) expenses increased $264 million, or 4.5 percent, to $6.4 billion in 2006. The following table summarizes the significant components of the change in our 2006 SD&A expenses (in millions; percentages rounded to the nearest  1/2 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
Administrative expenses	$26	0.5%
Delivery and merchandise expenses	55	1.0
Selling and marketing expenses	100	1.5
Depreciation and amortization	(31)	(0.5)
Expenses of acquired bottler	31	0.5
Change in accounting for share-based payment awards	35	0.5
Net impact of restructuring charges in 2006 and 2005	(14)	0.0
Legal settlements in 2006	14	0.0
Hurricane related asset write-offs in 2005	(26)	(0.5)
Asset sale in 2005	8	0.0
Currency exchange rate changes	41	1.0
Other expenses	25	0.5

Change in SD&A expenses	$264	4.5%

SD&A expenses as a percentage of net operating revenues was 32.3 percent and 32.7 percent in 2006 and 2005, respectively. The decrease in our SD&A expenses as a percentage of net operating revenues during 2006 was primarily the result of (1) a continued focus on controlling the growth of our operating expenses; (2) lower restructuring charges; and (3) the absence of hurricane related asset write-offs. These items were partially offset by higher employee compensation expense due to the adoption of SFAS 123R and legal settlement expense.

During 2006 and 2005, we recorded restructuring charges totaling $66 million and $80 million, respectively. These charges were primarily related to (1) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada; (2) the reorganization of certain aspects of our operations in Europe; (3) changes in our executive management; and (4) the elimination of certain corporate headquarters positions. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front-line employees and our customers; and (3) will provide long-term cost savings through improved administrative and operating efficiencies. Similarly, the reorganization of certain aspects of our operations in Europe has helped improve operating effectiveness and efficiency while enabling our front-line employees to better meet the needs of our customers.

In February 2007, we announced a restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program will impact certain aspects of our North American and European operations as well as our corporate headquarters. Through this restructuring program we will (1) enhance standardization in our operating structure and business practices; (2) create a more efficient supply chain and order fulfillment structure; and (3) improve customer service in North America through the implementation of a new selling system for smaller customers. These restructuring activities are expected to result in a charge of approximately $300 million, including transition costs, and a net job reduction of approximately

5 percent of our total workforce, or approximately 3,500 positions. The majority of the expense is expected to be recognized in 2007 and 2008.

On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards, including employee share options, to be recorded as employee compensation expense over the requisite service period. We applied the modified prospective transition method when we adopted SFAS 123R and, therefore, did not restate any prior periods. During 2006, we recorded incremental compensation expense totaling $35 million as a result of adopting SFAS 123R. If our share-based payment awards had been accounted for under SFAS 123R during 2005, our compensation expense would have been approximately $48 million higher. For additional information about the adoption of SFAS 123R, refer to Note 11 of the Notes to Consolidated Financial Statements.

During 2005, we recorded charges totaling $28 million related to damage caused by Hurricanes Katrina, Rita, and Wilma. These charges were primarily for (1) the write-off of damaged or destroyed fixed assets; (2) the estimated costs to retrieve and dispose of non-usable vending equipment; and (3) the loss of inventory. Approximately $26 million of the charges were included in SD&A and $2 million was recorded in cost of sales.

2005 versus 2004

SD&A expenses increased $144 million, or 2.5 percent, to $6.1 billion in 2005. The following table summarizes the significant components of the change in our 2005 SD&A expenses (in millions; percentages rounded to the nearest  1/2 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
Administrative expenses	$(16)	(0.5)%
Delivery and merchandise expenses	35	0.5
Selling and marketing expenses	14	0.5
Restructuring charges in 2005	80	1.5
Hurricane related asset write-offs in 2005	26	0.5
Asset sale in 2005	(8)	0.0
Currency exchange rate changes	24	0.5
Other expenses	(11)	(0.5)

Change in SD&A expenses	$144	2.5%

SD&A expenses as a percentage of net operating revenues was 32.7 percent and 32.9 percent in 2005 and 2004, respectively. During 2005, we were able to control the growth of our underlying operating expenses, as we realized cost savings associated with our ongoing operating expense initiatives. Our SD&A expenses were also impacted by the restructuring charges that were recorded during the year and the asset write-offs associated with hurricane damage.

Franchise Impairment Charge

During 2006, we recorded a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) non-cash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our annual impairment test. For additional information about our franchise license intangible assets and the related non-cash impairment charge, refer to Note 1 of the Notes to Consolidated Financial Statements.

Interest Expense

2006 versus 2005

Interest expense, net totaled $633 million in 2006 and 2005. During 2006, we experienced higher interest rates, offset partially by a lower average outstanding debt balance. Our 2005 interest expense, net included a net charge totaling $8 million resulting from the early extinguishment of certain debt obligations in conjunction with the repatriation of non-U.S. earnings. At December 31, 2006, approximately 83 percent of our debt portfolio was comprised of fixed-rate debt and 17 percent was floating-rate debt. Our weighted average cost of debt was 5.9 percent in 2006 versus 5.7 percent in 2005. Our average outstanding debt balance in 2006 was $10.4 billion as compared to $10.8 billion in 2005.

2005 versus 2004

Interest expense, net increased 2.5 percent in 2005 to $633 million from $619 million in 2004. During 2005, we recorded a net charge totaling $8 million resulting from the early extinguishment of certain debt obligations in conjunction with the repatriation of non-U.S. earnings. We also experienced higher interest rates, partially offset by a lower average outstanding debt balance. At December 31, 2005, approximately 86 percent of our debt portfolio was comprised of fixed-rate debt and 14 percent was floating-rate debt. Our weighted average cost of debt was 5.7 percent in 2005 versus 5.3 percent in 2004. Our average outstanding debt balance in 2005 was $10.8 billion as compared to $11.4 billion in 2004.

Income Tax Expense

2006 versus 2005

Our effective tax rate was a benefit of 46 percent and a provision of 35 percent for 2006 and 2005, respectively. Our 2006 rate included (1) an $80 million (10 percentage point decrease in our effective tax rate) tax benefit, primarily for state tax law changes and Canadian federal and provincial tax rate changes and (2) a $15 million (2 percentage point decrease in our effective tax rate) tax benefit related to the revaluation of various income tax obligations. Our 2006 rate also included a $1.1 billion (63 percentage point decrease in our effective tax rate) income tax benefit related to a $2.9 billion non-cash franchise impairment charge. For additional information about the non-cash franchise impairment charge, refer to Note 1 of the Notes to Consolidated Financial Statements. Our 2005 rate included (1) a $40 million (5 percentage point decrease in our effective tax rate) tax benefit, primarily for state tax rate changes and (2) a $27 million (3 percentage point decrease in our effective tax rate) tax benefit related to the revaluation of various income tax obligations. Our 2005 rate also included a $128 million (16 percentage point increase in our effective tax rate) income tax provision related to the repatriation of $1.6 billion in previously undistributed non-U.S. earnings and basis. This repatriation was completed in connection with the American Jobs Creation Act of 2004, which contained, among other things, a repatriation provision that provided a special, one-time tax deduction of 85 percent of certain non-U.S. earnings that were repatriated prior to December 31, 2005, provided certain criteria were met. For additional information about the repatriation, refer to Note 10 of the Notes to Consolidated Financial Statements.

2005 versus 2004

Our effective tax rate was a provision of 35 percent and 27 percent for 2005 and 2004, respectively. Our 2005 rate included (1) a $128 million (16 percentage point increase in our effective tax rate) income tax provision related to the repatriation of non-U.S. earnings; (2) a $40 million (5 percentage point decrease in our effective tax rate) tax benefit, primarily for state tax rate changes; and (3) a $27 million (3 percentage point decrease in our effective tax rate) tax benefit related to the revaluation of various income tax obligations. Our 2004 rate included tax rate reductions totaling $20 million (2 percentage point decrease in our effective rate) due to the benefit of favorable tax rate changes, primarily in Europe.

Relationship With The Coca-Cola Company

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of December 31, 2006. For information about our transactions with TCCC during 2006, 2005, and 2004, refer to Note 3 of the Notes to Consolidated Financial Statements.

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

The following table summarizes our availability under debt and credit facilities as of December 31, 2006 and 2005 (in millions):

	At December 31,
	2006	2005
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities(A)	$1,940	$2,297
Amounts available under public debt facilities:(B)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	1,514	1,557

Total amounts available under public debt facilities	4,735	4,778

Total amounts available	$6,675	$7,075

(A)

Amounts are shown net of outstanding commercial paper totaling $998 million and $593 million as of December 31, 2006 and 2005, respectively, since these facilities serve as a backstop to our commercial paper programs. At December 31, 2006 and 2005, there were no outstanding borrowings under our committed credit facilities. Our primary committed facility matures in 2009 and is a $2.5 billion revolving credit facility with a syndicate of 26 banks.

(B)	Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At December 31, 2006 and 2005, we had approximately $998 million and $593 million, respectively, outstanding in commercial paper. During 2007, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and short-term credit facilities with operating cash flow and intend to refinance the remaining outstanding borrowings. As shown in the preceding table, at December 31, 2006, we had approximately $1.9 billion available for borrowing under committed domestic and international credit facilities.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s, and Fitch are A2, A, and A, respectively. In February 2007, Moody’s placed our long-term rating on review for a possible downgrade. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our Consolidated Financial Statements.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of December 31, 2006. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

2006

Our principal sources of cash consisted of (1) those derived from operations of $1.6 billion; (2) proceeds from the issuance of debt and net issuance of commercial paper totaling $1.1 billion; and (3) proceeds from the disposal of capital assets totaling $50 million. Our primary uses of cash were for (1) debt payments of $1.6 billion; (2) capital asset investments of $882 million; (3) the acquisition of Central Coca-Cola Bottling, Inc for $106 million; and (4) dividend payments totaling $114 million.

2005

Our principal sources of cash consisted of (1) those derived from operations of $1.6 billion; (2) proceeds from the issuance of debt totaling $1.5 billion; (3) proceeds from the settlement of our interest rate swap agreements totaling $46 million; and (4) proceeds from the disposal of capital assets totaling $48 million. Our primary uses of cash were for (1) debt payments of $1.8 billion; (2) net payments on commercial paper of $599 million; (3) capital asset investments of $902 million; and (4) dividend payments totaling $76 million.

2004

Our principal sources of cash consisted of (1) those derived from operations of $1.6 billion; (2) proceeds from the issuance of debt totaling $558 million; and (3) proceeds from the exercise of employee share options totaling $181 million. Our primary uses of cash were for (1) debt payments of $1.3 billion; (2) capital asset investments of $949 million; and (3) dividend payments totaling $76 million.

Operating Activities

2006 versus 2005

Our net cash derived from operating activities decreased $29 million in 2006 to $1.6 billion. This decrease was primarily the result of (1) working capital changes and (2) the receipt of $53 million in proceeds from the settlement of litigation against suppliers of HFCS during 2005. These items were partially offset by a $61 million decrease in our pension and postretirement benefit plan contributions. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

2005 versus 2004

Our net cash derived from operating activities increased $1 million in 2005 to $1.6 billion. This increase was primarily driven by favorable changes in our assets and liabilities. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

2006 versus 2005

Our capital asset investments decreased $20 million in 2006 to $882 million and represented the principal use of cash for investing activities. The following table summarizes our capital asset investments for the years ended December 31, 2006 and 2005 (in millions):

	2006	2005
Supply chain infrastructure improvements	$376	$420
Cold drink equipment	349	283
Fleet purchases	85	78
Information technology and other capital investments	72	121

Total capital asset investments	$882	$902

Our investment in cold drink equipment increased in 2006 as compared to 2005, due to the higher equipment placements under our amended Jumpstart agreements with TCCC and the rollout of our energy drink portfolio.

2005 versus 2004

Our capital asset investments decreased $47 million in 2005 to $902 million and represented the principal use of cash for investing activities. The following table summarizes our capital asset investments for the years ended December 31, 2005 and 2004 (in millions):

	2005	2004
Supply chain infrastructure improvements	$420	$395
Cold drink equipment	283	343
Fleet purchases	78	98
Information technology and other capital investments	121	113

Total capital asset investments	$902	$949

Financing Activities

2006 versus 2005

Our net cash used in financing activities decreased $233 million in 2006 to $571 million from $804 million in 2005. The following table summarizes our issuances of debt, payments on debt, and our net issuances on commercial paper for the year ended December 31, 2006 (in millions):

Issuances of Debt	Maturity Date	Rate		Amount
£175 million British pound sterling note	May 2009	5.25%		$325
British revolving credit facilities	Uncommitted	—	(A)	127
Belgian revolving credit facilities	Uncommitted	—	(A)	97
French revolving credit facilities	Uncommitted	—	(A)	147

Total issuances of debt, excluding commercial paper				696
Net issuances of commercial paper				387

Total issuances of debt				$1,083

Payments on Debt	Maturity Date	Rate		Amount
$250 million U.S. dollar note	September 2006	2.50%		$(250)
$450 million U.S. dollar note	August 2006	5.38		(450)
£175 million British pound sterling note	May 2006	4.13		(330)
British revolving credit facilities	Uncommitted	—	(A)	(254)
Belgian revolving credit facilities	Uncommitted	—	(A)	(90)
French revolving credit facilities	Uncommitted	—	(A)	(201)
Other payments	—	—		(42)

Total payments on debt				$(1,617)

(A)	These credit facilities and notes carry variable interest rates.

During 2006 and 2005, we made dividend payments on our common stock totaling $114 million and $76 million, respectively. In December 2005, we increased our quarterly dividend 50 percent from $0.04 per common share to $0.06 per common share.

2005 versus 2004

Our net cash used in financing activities increased $172 million in 2005 to $804 million from $632 million in 2004. The following table summarizes our issuances of debt, payments on debt, and our net payments on commercial paper for the year ended December 31, 2005 (in millions):

Issuances of Debt	Maturity Date	Rate		Amount
550 million Euro note(A)	June 2007	—	(B)	$651
350 million Euro note(A)	December 2008	3.13%		414
British revolving credit facilities	Uncommitted	—	(B)	180
French revolving credit facilities	Uncommitted	—	(B)	283
Other issuances	—	—		13

Total issuances of debt				$1,541

Payments on Debt	Maturity Date	Rate		Amount
$500 million U.S. dollar note(C)	May 2007	5.25%		$(505)
$300 million U.S. dollar note(C)	September 2009	7.13%		(183)
$550 million U.S. dollar note(C)	August 2011	6.13%		(279)
$250 million U.S. dollar note	January 2005	8.00%		(250)
French revolving credit facilities	Uncommitted	—	(B)	(308)
British revolving credit facilities	Uncommitted	—	(B)	(151)
Other payments	—	—		(80)

Total payments on debt, excluding commercial paper				(1,756)
Net payments on commercial paper				(599)

Total payments on debt				$(2,355)

(A)

These notes were issued in conjunction with the repatriation of non-U.S. earnings that occurred in December 2005. For additional information about the repatriation, refer to Note 10 of the Notes to Consolidated Financial Statements.

(B)	These credit facilities and notes carry variable interest rates.

(C)

These notes were extinguished or partially extinguished in conjunction with the repatriation of non-U.S. earnings that occurred in December 2005. As a result of these extinguishments, we recorded a net loss of $8 million ($5 million net of tax), which is included in interest expense, net on our Consolidated Statement of Operations.

Financial Position

Assets

2006 versus 2005

Trade accounts receivable increased $287 million, or 16 percent, to $2.1 billion at December 31, 2006. This increase was primarily the result of higher year-over-year December sales, a slight increase in our average days sales outstanding, and currency exchange rate changes.

Customer distribution rights and other noncurrent assets, net decreased $211 million, or 21 percent, to $781 million at December 31, 2006. This decrease was primarily the result of a reduction in our pension assets due to the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). For additional information about the adoption of SFAS 158, refer to Note 9 of the Notes to Consolidated Financial Statements.

Franchise intangible assets, net decreased $2.4 billion, or 17 percent, to $11.5 billion at December 31, 2006. This decrease was primarily the result of a $2.9 billion non-cash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value. This decrease was offset partially by currency exchange rate changes.

2005 versus 2004

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

Liabilities and Shareowners’ Equity

2006 versus 2005

Accounts payable and accrued expenses increased $93 million to $2.7 billion at December 31, 2006. This increase was primarily the result of currency exchange rate changes, offset partially by a decrease in accrued taxes, which were higher as of December 31, 2005 due to the repatriation of non-U.S. earnings.

Our total debt decreased $87 million to $10.0 billion at December 31, 2006. This decrease was the result of cash repayments on debt exceeding debt issuances by approximately $534 million, offset partially by a $377 million increase resulting from currency exchange rate changes, a $42 million increase from capital lease additions, and a $28 million increase from other debt related changes.

In 2006, currency exchange rate changes resulted in a net gain recognized in comprehensive income of $183 million. This amount consisted of a $211 million gain in currency translation adjustments offset by the impact of net investment hedges of $28 million.

2005 versus 2004

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

Contractual Obligations and Other Commercial Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2006 (in millions):

	Payments due by Period
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Debt, excluding capital leases(A)	$777	$1,358	$2,476	$266	$298	$4,691	$9,866
Capital leases(B)	27	21	20	19	19	50	156
Operating leases(C)	127	113	103	97	84	256	780
Purchase agreements(D)	827	—	—	—	—	—	827
Customer contract arrangements(E)	141	76	56	40	26	26	365
Other purchase obligations(F)	160	11	—	—	—	—	171

Total contractual obligations	$2,059	$1,579	$2,655	$422	$427	$5,023	$12,165

	Amount of Commitment Expiration by Period
Other Commercial Commitments	2007	2008	2009	2010	2011	Thereafter	Total
Affiliate guarantees(G)	$6	$9	$22	$16	$59	$121	$233
Standby letters of credit(H)	293	4	—	—	—	—	297

Total commercial commitments	$299	$13	$22	$16	$59	$121	$530

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

(B)

These amounts represent our minimum capital lease payments, net of interest payments totaling $31 million. For additional information about our capital leases, refer to Note 6 of the Notes to Consolidated Financial Statements.

(C)

These amounts represent our minimum operating lease payments due under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2006. For additional information about our operating leases, refer to Note 7 of the Notes to Consolidated Financial Statements.

(D)

These amounts represent non-cancelable purchase agreements with various suppliers that are enforceable and legally binding and that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. We have excluded amounts related to agreements that require us to purchase a certain percentage of our future raw material needs from a specific supplier, since these agreements do not specify a fixed or minimum quantity requirement.

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

(G)

We guarantee debt and other obligations of certain third parties. In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest. At December 31, 2006, the maximum amount of our guarantee was $257 million, of which $233 million was outstanding. For additional information about these affiliate guarantees, refer to Note 8 of the Notes to Consolidated Financial Statements.

(H)

We had letters of credit outstanding totaling $297 million at December 31, 2006, primarily for self-insurance programs. For additional information about these letters of credit, refer to Note 8 of the Notes to Consolidated Financial Statements.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension and other postretirement benefit plans for the years ended December 31, 2006 and 2005, as well as our projected contributions for the year ending December 31, 2007 (in millions):

	Actual		Projected
	2006	2005	2007
Pension – U.S.	$137	$204	$105
Pension – Non-U.S.	77	70	81
Other Postretirement	21	22	23

Total contributions	$235	$296	$209

We fund our U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 90 percent current liability funded status. At January 1, 2006, the date of the most recent actuarial valuation, all U.S. funded defined benefit pension plans reflected current liability funded status equal to or greater than 90 percent. Our primary Canadian plan does not require contributions at this time. Contributions to our primary Great Britain plan are based on a percentage of employees’ pay.

For additional information about our pension and other postretirement benefit plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have identified the manufacturing cooperatives and the purchasing cooperative in which we participate as variable interest entities (“VIEs”). Our variable interests in these cooperatives include an equity investment in each of the entities and certain debt guarantees. Our maximum exposure as a result of our involvement in these entities is approximately $265 million, including our equity investments and debt guarantees. The largest of these cooperatives, of which we have determined we are not the primary beneficiary, represents greater than 95 percent of our maximum exposure. We have been purchasing PET (plastic) bottles from this cooperative since 1984 and our first equity investment was made in 1988. For additional information about these entities, refer to Note 8 of the Notes to Consolidated Financial Statements.

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

We believe the current assumptions and other considerations used to estimate amounts reflected in our Consolidated Financial Statements are appropriate. However, should our actual experience differ from these assumptions and other considerations used in estimating these amounts, the impact of these differences could have a material impact on our Consolidated Financial Statements.

Impairment Testing of Goodwill and Franchise License Intangible Assets

We perform annual impairment tests of our goodwill and franchise license intangible assets at the North American and European group levels, which are our reporting units. Our franchise license agreements contain performance requirements and convey to us the rights to distribute and sell products of the licensor within specified territories. Our domestic cola franchise license agreements with TCCC do not expire, reflecting a long and ongoing relationship. Our agreements with TCCC covering our United States non-cola, European and Canadian operations are renewable periodically. TCCC does not grant perpetual franchise license intangible rights outside the United States; however, these agreements can be renewed for additional terms with minimal cost. We have received an extension until July 2007 of our bottler agreements with TCCC for our territories in Belgium, continental France, and the Netherlands and until August 2007 of our bottler agreements with TCCC in Great Britain while we negotiate the renewal of these licenses. In February 2007, we requested an extension of our bottler agreement with TCCC in Luxembourg for an additional ten years. We believe that we and TCCC will enter into agreements without material modifications to the terms of the existing agreements and without substantial cost. We have never had a franchise license agreement with TCCC be terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term. After evaluating the renewal provisions of our franchise license agreements and our mutually beneficial relationship with TCCC, we have assigned indefinite lives to all of our franchise license intangible assets.

The fair values calculated in our annual impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated growth rates by geographic region, our long-term anticipated growth rate, the discount rate, and estimates of capital charges for our franchise license intangible assets. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows. In performing our 2006 impairment tests, the following critical assumptions were used in determining the fair values of our goodwill and franchise license intangible assets: (1) projected operating income growth averaging 3.0 percent in North America and 4.0 percent in Europe; (2) projected long-term growth of 2.5 percent for determining terminal value; (3) an average discount rate of 7.2 percent, representing our targeted weighted average cost of capital (“WACC”); and

(4) a capital charge for our franchise licenses of 1.80 percent in North America and 1.54 percent in Europe. These and other assumptions were impacted by the current economic environment and our current expectations, which could change in the future based on period specific facts and circumstances. Factors inherent in determining our WACC were (1) the value of our common stock; (2) the volatility of our common stock; (3) expected interest costs on debt and debt market conditions; and (4) the amounts and relationships of expected debt and equity capital.

We performed our 2006 annual impairment tests of goodwill and franchise license intangible assets as of October 27, 2006. The results of the impairment tests of our goodwill and European franchise license intangible assets indicated that their estimated fair values exceeded their carrying amounts and, therefore, are not impaired. The results of the impairment test of our North American franchise license intangible assets indicated that their estimated fair value was less than their carrying amount. As such, we recorded a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) non-cash impairment charge to reduce the carrying amount of these assets to their estimated fair value. If, in the future, the estimated fair value of our North American franchise rights were to decline further, it would be necessary to record an additional non-cash impairment charge. The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our North American franchise license intangible assets (the approximate impact of the change in each critical assumption assumes all other assumptions and factors remain constant; in millions, except percentages):

Critical Assumption	Change	Approximate Impact on Fair Value
WACC	0.20%	$350
Capital charge	0.05	225
2007 estimated operating income	2.00	325
2008 estimated operating income	2.00	300

For additional information about our goodwill and franchise license intangible assets and the non-cash franchise impairment charge, refer to Note 1 of the Notes to Consolidated Financial Statements.

Pension Plan Valuations

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. Several critical assumptions are made in determining our pension plan liabilities and related pension expense. We believe the most critical of these assumptions are the discount rate and the expected long-term return on assets (“EROA”). Other assumptions we make are related to employee demographic factors such as rate of compensation increases, mortality rates, retirement patterns and turnover rates.

We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. Decreasing our discount rate (5.7 percent for the year ended December 31, 2006) by 0.5 percent would increase our 2007 pension expense by approximately $42 million.

The EROA is based on long-term expectations given current investment objectives and historical results. We utilize a combination of active and passive fund management of pension plan assets in order to maximize pension returns within established risk parameters. We periodically revise asset allocations, where appropriate, to improve returns and manage risk. Pension expense in 2007 would increase by approximately $13 million if the EROA were 0.5 percent lower (8.3 percent for the year ended December 31, 2006).

As a result of asset losses and the decline of discount rates in recent years, our unrecognized losses now exceed the defined corridor of losses. This causes our pension expense to be higher, since the excess losses must be amortized to expense until such time as, for example, increases in asset values and/or discount rates result in a reduction in unrecognized losses to a point where they do not exceed the defined corridor. Our 2006 pension expense was approximately $15 million higher than our 2005 pension expense and we expect our 2007 pension expense to be approximately $22 million lower than our 2006 expense as a result of the amortization of our excess losses. Unrecognized losses, net of gains, totaling $727 million and $990 million were deferred through December 31, 2006 and 2005, respectively.

For additional information about our pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Tax Accounting

We recognize valuation allowances when we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. Deferred tax assets associated with U.S. federal and state and non-U.S. net operating loss and tax credit carryforwards totaled $231 million at December 31, 2006. We believe the majority of our deferred tax assets will be realized because of the reversal of certain significant timing differences and anticipated future taxable income from operations. However, valuation allowances of approximately $78 million have been provided against a portion of our U.S. state and non-U.S. carryforwards. For additional information about our income taxes and tax accounting, refer to Note 10 of the Notes to Consolidated Financial Statements.

Cold Drink Equipment Placement Funding

We participate in programs with TCCC designed to promote the placement of cold drink equipment (“Jumpstart Programs”). We recognize the majority of support payments received from TCCC under the Jumpstart Programs as we place cold drink equipment. A small portion of the support payments are recognized on a straight-line basis over the 12-year period beginning after equipment is placed. Approximately $500 is recognized for each credit that is earned. Our principal requirement under these programs is the placement of equipment. If, for example, we are unable to earn 10,000 credits for placing units of equipment projected to be placed in a given year, we would reduce our recognition in income of deferred cash receipts from TCCC by $5 million in that year. Should we not satisfy certain provisions of the programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to seek a partial refund. No refunds of amounts previously earned have ever been paid under the programs and we believe the probability of a partial refund of amounts previously earned under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs that could potentially result in a refund of amounts previously earned. At December 31, 2006, $219 million in support payments were deferred under the Jumpstart Programs.

We believe the most critical assumptions related to the accounting for these programs are (1) the probability of our compliance with the placement and gross profit requirements, as amended, and (2) the probability of TCCC asserting their refund rights. For additional information about our Jumpstart Programs, refer to Note 3 of the Notes to Consolidated Financial Statements.

Marketing Programs and Sales Incentives with Customers

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the United States, we participate in CTM programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative for the North American bottling system. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The costs of all these various programs, included as a reduction in net operating revenues, totaled approximately $2.2 billion in 2006 and 2005 and $1.9 billion in 2004, respectively. These amounts are net of customer marketing accrual reductions related to prior year programs of $54 million, $75 million, and $71 million in 2006, 2005, and 2004, respectively.

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

Workforce

At December 31, 2006, we had approximately 74,000 employees, including 10,200 in Europe. Approximately 18,800 of our employees in North America are covered by collective bargaining agreements in 164 different employee units and essentially all of our employees in Europe are covered by local agreements. These bargaining agreements expire at various dates over the next seven years, including 33 agreements in North America in 2007. We believe that we will be able to renegotiate subsequent agreements on satisfactory terms.

Recently Issued Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We are in the process of evaluating the impact that SFAS 157 will have on our Consolidated Financial Statements.

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

Current Trends And Uncertainties

Interest Rate, Currency, and Commodity Price Risk Management

Interest Rates

Interest rate risk is present with both fixed and floating-rate debt. We are exposed to interest rate risk in international currencies because of our intent to finance the purchase and cash flow requirements of our international subsidiaries with local borrowings. Interest rates in these markets typically differ from those in the United States. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt profile. At

December 31, 2006, approximately 83 percent of our debt portfolio was comprised of fixed-rate debt and 17 percent was floating-rate debt. We did not have any outstanding interest rate swap agreements as of December 31, 2006.

We estimate that a one percent change in the interest costs of floating-rate debt outstanding at December 31, 2006 would change interest expense on an annual basis by approximately $17 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt. This estimate does not include the effects of other possible occurrences such as actions to mitigate this risk or changes in our financial structure.

Currency Exchange Rates

Our European operations represented approximately 28 percent of our consolidated net operating revenues during 2006 and approximately 30 percent of our consolidated long-lived assets at December 31, 2006. Our Canadian operations represented approximately 6 percent of our consolidated net operating revenues during 2006 and approximately 9 percent of our consolidated long-lived assets at December 31, 2006. We are exposed to translation risk because our operations in Canada and Europe are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of the income statements of international businesses into U.S. dollars affects the comparability of revenues and expenses between years. We hedge a portion of our net investments in international subsidiaries with non-U.S. currency denominated debt at the parent company level. Our revenues are denominated in each international subsidiary’s local currency; thus, we are not exposed to currency transaction risk on our revenues. We are exposed to currency transaction risk on certain purchases of raw materials and certain obligations of our international subsidiaries.

We currently use currency forward agreements and option contracts to hedge a certain portion of the aforementioned raw material purchases. These forward agreements and option contracts are scheduled to expire in 2007. For the years ended December 31, 2006, 2005, and 2004, the result of a hypothetical 10 percent adverse movement in currency exchange rates applied to the hedging agreements and underlying exposures would not have had a material effect on our Consolidated Financial Statements.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations. We manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk.

Aluminum

During 2006, we had a supplier pricing agreement for a majority of our North American aluminum purchases that capped the price we paid for aluminum at 85 cents per pound. This pricing agreement and related price cap expired on December 31, 2006. We have implemented certain hedging strategies, including entering into fixed pricing agreements, in order to mitigate some of our exposure to market price fluctuations in 2007. The agreements entered into to date, though, are at rates higher than our expired price cap. Including the effect of the pricing agreements entered into to date, we estimate that a 10 percent increase in the market price per pound of aluminum over the current market price would increase our cost of sales during the twelve months ended December 31, 2007 by approximately $45 million (based on our 2006 volume levels).

PET (plastic)

The cost of PET resin, which is a major cost component of our PET bottles, is variable and based on market prices. We currently do not have hedging instruments to mitigate our exposure to fluctuations in the market price of resin and, therefore, are subject to market changes. We estimate that a 10 percent increase in the market price of resin over the current market price would increase our cost of sales during the twelve months ended December 31, 2007 by approximately $55 million (based on our 2006 volume levels).

High Fructose Corn Syrup (“HFCS”)

We have entered into pricing agreements with our supplier of HFCS to mitigate our exposure to market price fluctuations in 2007. Including the effect of these pricing agreements, a 10 percent increase in the market price of HFCS over the current market price would not have a material impact on our cost of sales during the twelve months ended December 31, 2007.

Vehicle Fuel

During 2006, we began using derivative instruments to hedge a portion of our vehicle fuel purchases in North America. The majority of these derivative instruments were designated as cash flow hedges related to the future purchases of vehicle fuel. Including the effect of these hedges, a 10 percent increase in the market price of fuel over the current market price would not have a material impact on our operating expenses during the twelve months ended December 31, 2007.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2006. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of December 31, 2006.

Audit Committee’s Responsibility

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting, and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of our independent registered public accounting firm and approves decisions regarding the appointment or removal of our Vice President of Internal Audit. It meets periodically with management, the independent registered public accounting firm, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company in addition to reviewing the Company’s financial reports. Our independent registered public accounting firm and our internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

/S/ JOHN F. BROCK
President and Chief Executive Officer

/S/ WILLIAM W. DOUGLAS III
Senior Vice President and Chief Financial Officer

/S/ CHARLES D. LISCHER
Vice President, Controller, and Chief Accounting Officer

Atlanta, Georgia

February 13, 2007

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareowners of Coca-Cola Enterprises Inc.

We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2, 9, 11, and 13 in 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” and the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Coca-Cola Enterprises Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 13, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareowners of Coca-Cola Enterprises Inc.

We have audited management’s assessment, included in the Internal Control Over Financial Reporting section of the accompanying Report of Management, that Coca-Cola Enterprises Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coca-Cola Enterprises Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Coca-Cola Enterprises Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Coca-Cola Enterprises Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coca-Cola Enterprises Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 13, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 13, 2007

Coca-Cola Enterprises Inc.

Consolidated Statements of Operations

	Year ended December 31,
(in millions, except per share data)	2006	2005	2004
Net operating revenues	$19,804	$18,743	$18,190
Cost of sales	11,986	11,185	10,771

Gross profit	7,818	7,558	7,419
Selling, delivery, and administrative expenses	6,391	6,127	5,983
Franchise impairment charge	2,922	—	—

Operating (loss) income	(1,495)	1,431	1,436
Interest expense, net	633	633	619
Other nonoperating income (expense), net	10	(8)	1

(Loss) income before income taxes	(2,118)	790	818
Income tax (benefit) expense	(975)	276	222

Net (loss) income	$(1,143)	$514	$596

Basic net (loss) income per share	$(2.41)	$1.09	$1.28

Diluted net (loss) income per share	$(2.41)	$1.08	$1.26

Dividends declared per share	$0.18	$0.22	$0.16

Basic weighted average common shares outstanding	475	471	465

Diluted weighted average common shares outstanding	475	476	473

Income (expense) from transactions with The Coca-Cola Company – Note 3:
Net operating revenues	$614	$574	$547
Cost of sales	(5,124)	(4,877)	(4,906)
Selling, delivery, and administrative expenses	16	41	(5)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2006	2005
ASSETS
Current:
Cash and cash equivalents	$184	$107
Trade accounts receivable, less allowances of $50 and $40, respectively	2,089	1,802
Inventories	792	786
Current deferred income tax assets	230	313
Prepaid expenses and other current assets	396	387

Total current assets	3,691	3,395
Property, plant, and equipment, net	6,698	6,560
Goodwill	603	578
Franchise license intangible assets, net	11,452	13,832
Customer distribution rights and other noncurrent assets, net	781	992

Total assets	$23,225	$25,357

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,732	$2,639
Amounts payable to The Coca-Cola Company, net	218	180
Deferred cash receipts from The Coca-Cola Company	64	83
Current portion of debt	804	944

Total current liabilities	3,818	3,846
Debt, less current portion	9,218	9,165
Retirement and insurance programs and other long-term obligations	1,423	1,300
Deferred cash receipts from The Coca-Cola Company, less current	169	255
Long-term deferred income tax liabilities	4,057	5,106
Amounts payable to The Coca-Cola Company, net	14	42

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 487,564,031 and 481,827,242 shares, respectively	488	482
Additional paid-in capital	3,068	2,943
Reinvested earnings	940	2,170
Accumulated other comprehensive income	143	162
Common stock in treasury, at cost – 7,873,661 and 8,031,660 shares, respectively	(113)	(114)

Total shareowners’ equity	4,526	5,643

Total liabilities and shareowners’ equity	$23,225	$25,357

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(in millions)	2006	2005	2004
Cash Flows From Operating Activities:
Net (loss) income	$(1,143)	$514	$596
Adjustments to reconcile net (loss) income to net cash derived from operating activities:
Depreciation and amortization	1,012	1,044	1,068
Franchise impairment charge	2,922	—	—
Net change in customer distribution rights	35	29	18
Share-based compensation expense	63	30	23
Deferred funding income from The Coca-Cola Company	(105)	(47)	(50)
Deferred income tax (benefit) expense	(1,073)	78	124
Pension expense less than retirement plan contributions	(10)	(87)	(113)
Changes in assets and liabilities, net of acquisition amounts:
Trade accounts and other receivables	(173)	(30)	(21)
Inventories	46	(48)	(2)
Prepaid expenses and other assets	24	(26)	29
Accounts payable and accrued expenses	(19)	264	57
Other changes, net	11	(102)	(111)

Net cash derived from operating activities	1,590	1,619	1,618

Cash Flows From Investing Activities:
Capital asset investments	(882)	(902)	(949)
Capital asset disposals, $9 million from The Coca-Cola Company in 2005	50	48	24
Acquisition of bottling operations, net of cash acquired	(106)	—	—
Other investing activities	(14)	—	—

Net cash used in investing activities	(952)	(854)	(925)

Cash Flows From Financing Activities:
Increase (decrease) in commercial paper, net	387	(599)	172
Issuances of debt	696	1,541	386
Payments on debt	(1,617)	(1,756)	(1,295)
Dividend payments on common stock	(114)	(76)	(76)
Exercise of employee share options	73	40	181
Interest rate swap settlements and other financing activities	4	46	—

Net cash used in financing activities	(571)	(804)	(632)

Net effect of currency exchange rate changes on cash and cash equivalents	10	(9)	14

Net Change In Cash and Cash Equivalents	77	(48)	75
Cash and Cash Equivalents At Beginning of Year	107	155	80

Cash and Cash Equivalents At End of Year	$184	$107	$155

Supplemental Noncash Investing And Financing Activities:
Acquisitions of bottling operations:
Fair value of assets acquired	$162	$—	$—
Fair value of liabilities assumed	(56)	—	—

Cash paid, net of cash acquired	106	—	—

Capital lease additions	$42	$36	$53
Interest paid, net of amounts capitalized	607	630	583
Income taxes paid, net	187	137	108

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Consolidated Statements of Shareowners’ Equity

	Year ended December 31,
(in millions)	2006	2005	2004
Common Stock:
Balance at beginning of year	$482	$477	$462
Exercise of employee share options	4	3	13
Deferred compensation plans	—	—	1
Issuance of share-based compensation awards	2	2	1

Balance at end of year	488	482	477

Additional Paid-in Capital:
Balance at beginning of year	2,943	2,860	2,611
Issuance of share-based compensation awards	(2)	46	32
Unamortized cost of share-based compensation awards	—	(48)	(33)
Deferred compensation plans	(8)	(3)	21
Share-based compensation expense	63	30	23
Exercise of employee share options	69	37	168
Tax benefit from share-based compensation awards	1	17	37
Other changes, net	2	4	1

Balance at end of year	3,068	2,943	2,860

Reinvested Earnings:
Balance at beginning of year	2,170	1,761	1,241
Dividends declared on common stock	(87)	(105)	(76)
Net (loss) income	(1,143)	514	596

Balance at end of year	940	2,170	1,761

Accumulated Other Comprehensive Income (Loss):
Balance at beginning of year	162	390	133
Currency translations	211	(303)	305
Net investment hedges	(28)	54	(28)
Pension liability adjustments	161	23	(23)
Other changes, net	11	(2)	3

Net other comprehensive income (loss) adjustments, net of tax	355	(228)	257
Impact of adopting SFAS 158, net of tax	(374)	—	—

Balance at end of year	143	162	390

Treasury Stock:
Balance at beginning of year	(114)	(110)	(82)
Deferred compensation plans	8	3	(22)
Other changes, net	(7)	(7)	(6)

Balance at end of year	(113)	(114)	(110)

Total Shareowners’ Equity	$4,526	$5,643	$5,378

Comprehensive (Loss) Income:
Net (loss) income	$(1,143)	$514	$596
Net other comprehensive income (loss) adjustments, net of tax	355	(228)	257

Total comprehensive (loss) income	$(788)	$286	$853

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

We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, economic conditions, consumer preferences, local and national laws and regulations, fuel prices, and weather patterns.

Basis of Presentation and Consolidation

Our Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest as well as variable interest entities for which we are the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation. Our fiscal year ends on December 31. For interim quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days in 2006 and 2005 and there were two fewer selling days in 2005 versus 2004.

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

Revenue Recognition

We recognize net operating revenues from the sale of our products when we deliver the products to our customers and, in the case of full service vending, when we collect cash from vending machines. We earn service revenues for equipment maintenance and production when services are completed.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in cost of sales on our Consolidated Statements of Operations. Shipping and handling costs incurred to move finished goods from our sales distribution

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

centers to customer locations are included in selling, delivery, and administrative (“SD&A”) expenses on our Consolidated Statements of Operations and totaled approximately $1.6 billion in 2006, 2005, and 2004. Our customers do not pay us separately for shipping and handling costs.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased. The fair value of our cash and cash equivalents approximate the amounts shown in our Consolidated Balance Sheets due to their short-term nature.

Credit Risk and Trade Accounts Receivable Allowance

We sell our products to retailers, wholesalers, and other customers and extend credit, generally without requiring collateral, based on our evaluation of the customer’s financial condition. While we have a concentration of credit risk in the retail sector, this risk is mitigated due to our large number of geographically dispersed customers. Potential losses on receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. We carry our trade accounts receivable at net realizable value. Typically, our accounts receivable are collected in fewer than 40 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; (2) analyzing our history of sales adjustments; and (3) reviewing our high-risk customers. Past due receivable balances are written-off when our internal collection efforts have been unsuccessful in collecting the amount due.

Inventories

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of December 31, 2006 and 2005 (in millions):

	2006	2005
Finished goods	$495	$483
Raw materials and supplies	297	303

Total inventories	$792	$786

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of our assets. Our cold drink equipment and containers, such as reusable crates, shells, and bottles, are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, we do not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. We capitalize the costs of refurbishing our cold drink equipment and depreciate those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

improvement. The majority of our depreciation and amortization expense is recorded in SD&A expenses; however, a portion is recorded as cost of sales. For tax purposes, we use other depreciation methods (generally, accelerated depreciation methods), where appropriate.

Our interests in assets acquired under capital leases are included in property, plant, and equipment and primarily relate to fleet assets and certain buildings. Amounts due under capital leases are recorded as liabilities and are included in our total debt (refer to Note 6).

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

We capitalize certain development costs associated with internal use software, including external direct costs of materials and services and payroll costs for employees devoting time to a software project. Costs incurred during the preliminary project stage, as well as costs for maintenance and training, are expensed as incurred. During 2006 and 2005, we capitalized $23 million and $35 million, respectively, related to our multi-year effort to redesign our business processes and implement the SAP software platform.

The following table summarizes our property, plant, and equipment as of December 31, 2006 and 2005 (in millions):

	2006	2005	Useful Life
Land	$492	$470	n/a
Building and improvements	2,425	2,209	20 to 40 years
Cold drink equipment	5,676	5,388	5 to 13 years
Fleet	1,685	1,610	5 to 20 years
Machinery, equipment, and containers	3,500	3,300	3 to 20 years
Furniture and office equipment	1,112	1,066	3 to 10 years

Property, plant, and equipment	14,890	14,043
Less: accumulated depreciation and amortization	8,465	7,756

	6,425	6,287
Construction in process	273	273

Property, plant, and equipment, net	$6,698	$6,560

Goodwill and Franchise License Intangible Assets

We do not amortize our goodwill and franchise license intangible assets. Instead, we test these assets for impairment annually (as of the last fiscal day of October), or more frequently if events or changes in circumstances indicate they may be impaired. We perform our impairment tests of goodwill and franchise license intangible assets at the North American and European group levels, which are our reporting units.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The impairment test for our goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The impairment test for our franchise license intangible assets involves comparing the estimated fair value of franchise license intangible assets for a reporting unit, as determined using discounted future cash flows, to its carrying amount to determine if a write-down to fair value is required. The fair values calculated in our annual impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated growth rates by geographic region, our long-term anticipated growth rate, the discount rate, and estimates of capital charges for our franchise license intangible assets. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows.

We performed our 2006 annual impairment tests of goodwill and franchise license intangible assets as of October 27, 2006. The results of the impairment tests of our goodwill and European franchise license intangible assets indicated that their estimated fair values exceeded their carrying amounts and, therefore, are not impaired. The results of the impairment test of our North American franchise license intangible assets indicated that their estimated fair value was less than their carrying amount. As such, we recorded a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) non-cash impairment charge to reduce the carrying amount of these assets to their estimated fair value. If, in the future, the estimated fair value of our North American franchise rights were to decline further, it would be necessary to record an additional non-cash impairment charge. The decline in the estimated fair value of our North American franchise intangible assets reflects the negative impact of several contributing factors, which resulted in a reduction in the forecasted cash flows and growth rates used to estimate fair value. These factors include, but are not limited to, (1) an extraordinary increase in raw material costs expected in 2007, driven by significant increases in the cost of aluminum and HFCS; (2) a challenging marketplace environment including continued weakness in the CSD category and increased pricing pressures in several high-growth categories, such as water; and (3) increased interest rates contributing to a higher discount rate and capital charge. Furthermore, the business and marketplace environments in which we currently operate differ significantly from the historical environments that drove the business cases used to value and record the acquisition of certain of our North American franchise rights. Accordingly, for certain acquisitions we have been unable to attain the forecasted growth projections that were used to value the franchise rights at the time they were acquired.

The following table summarizes the change in our franchise license intangible assets for the year ended December 31, 2006 (in millions):

	North America	Europe	Consolidated
Balance at December 31, 2005	$10,367	$3,465	$13,832
Acquisition	81	—	81
Impairment charge	(2,922)	—	(2,922)
Other adjustments(A)	5	456	461

Balance at December 31, 2006	$7,531	$3,921	$11,452

(A)	These other adjustments primarily relate to non-U.S. currency translation adjustments.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Our franchise license agreements contain performance requirements and convey to us the rights to distribute and sell products of the licensor within specified territories. Our domestic cola franchise license agreements with TCCC do not expire, reflecting a long and ongoing relationship. Our agreements with TCCC covering our U.S. non-cola, European, and Canadian operations are periodically renewable. TCCC does not grant perpetual franchise license intangible rights outside the U.S.; however, these agreements can be renewed for additional terms with minimal cost. We believe and expect that these and other renewable licensor agreements will be renewed at each expiration date and, therefore, are essentially perpetual. We have received an extension until July 2007 of our bottler agreements with TCCC for our territories in Belgium, continental France, and the Netherlands and until August 2007 of our bottler agreements with TCCC in Great Britain while we negotiate the renewal of these licenses. In February 2007, we requested an extension of our bottler agreement with TCCC in Luxembourg for an additional ten years. We believe that we and TCCC will enter into agreements without material modifications to the terms of the existing agreements and without substantial cost. We have never had a franchise license agreement with TCCC be terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term. After evaluating the renewal provisions of our franchise license agreements and our mutually beneficial relationship with TCCC, we have assigned indefinite lives to all of our franchise license intangible assets.

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

Rabbi Trust

We maintain a self-directed non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. Amounts deferred under the plan are invested at the direction of the employee into various mutual funds and stocks, including our common stock. The investment assets of the trust, which exclude shares of our common stock, are included in our Consolidated Balance Sheets. The amount of compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in our Consolidated Balance Sheets. This liability equals the recorded asset and represents our obligation to distribute the funds to the participants. The investment assets of the trust are classified as trading securities and, accordingly, changes in their fair values are recorded in our Consolidated Statements of Operations.

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

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized (refer to Note 10).

Non-U.S. Currency Translation

Assets and liabilities of our international operations are translated from local currencies into U.S. dollars at currency exchange rates in effect at the end of a fiscal period. Gains and losses from the translation of non-U.S. entities are included in accumulated other comprehensive income on our Consolidated Balance Sheets. Revenues and expenses are translated at average monthly currency exchange rates. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other nonoperating income (expense), net on our Consolidated Statements of Operations.

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

Derivative Financial Instruments

We, at times, use interest rate swap agreements and other financial instruments to manage the fluctuation of interest rates on our debt portfolio. We also use currency swap agreements, forward agreements, options, and other financial instruments to minimize the impact of currency exchange rate changes on our nonfunctional currency cash flows and to protect the value of our net investments in non-U.S. operations. All derivative financial instruments are recorded at fair value on our Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes.

Interest rate swap agreements designated as fair value hedges are used, at times, to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. Effective changes in the fair value of these hedges are recognized as adjustments to the carrying values of the related hedged liabilities. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net on our Consolidated Statements of Operations.

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency and commodity price fluctuations associated with certain forecasted transactions, including our raw material purchases and vehicle fuel purchases. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income on our Consolidated Balance Sheets. The effective changes are then recognized in the period that the

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

forecasted purchases or payments are made in the expense line item on our Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item.

We enter into certain non-U.S. currency denominated borrowings as net investment hedges of our international subsidiaries. Changes in the carrying value of these borrowings arising from currency exchange rate changes are recognized in accumulated other comprehensive income on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged.

We also, at times, enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. Changes in the fair value of these instruments are recognized in the expense line item on our Consolidated Statements of Operations that is consistent with the nature of the hedged risk.

We are exposed to counterparty credit risk on all of our derivative financial instruments. Because the amounts are recorded at fair value, the full amount of our exposure is the carrying value of these instruments. We only enter into derivative transactions with well established financial institutions, so we believe our risk is minimal. We do not require collateral under these agreements.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the United States, we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative for the North American bottling system. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The costs of all these various programs, included as a reduction in net operating revenues, totaled $2.2 billion in 2006 and 2005 and $1.9 billion in 2004.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based upon expected customer performance and estimated sales volume.

We frequently participate with TCCC in contractual arrangements at specific athletic venues, school districts, colleges and universities, and other locations, whereby we obtain pouring or vending rights at a specific location in exchange for cash payments. We record our obligation under each contract at inception and defer and amortize the total required payments using the straight-line method over the term of the contract. At December 31, 2006, the net unamortized balance of these arrangements, which was included in customer distribution rights and other noncurrent assets, net on our Consolidated Balance Sheet, totaled $446 million ($1,030 million capitalized, net of $584 million in accumulated amortization). Amortization expense related to these assets, included as a reduction in

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

net operating revenues, totaled $150 million, $145 million, and $150 million in 2006, 2005, and 2004, respectively. The following table summarizes the estimated future amortization expense related to these assets as of December 31, 2006 (in millions):

Years ending December 31,	Amortization Expense
2007	$129
2008	101
2009	72
2010	51
2011	35
Thereafter	58

Total future amortization expense	$446

At December 31, 2006, the liability associated with these arrangements totaled $365 million, $141 million of which is included in accounts payable and accrued expenses on our Consolidated Balance Sheet, and $224 million is included in other long-term obligations on our Consolidated Balance Sheet. Cash payments on these obligations totaled $115 million, $116 million, and $132 million in 2006, 2005, and 2004, respectively. The following table summarizes the estimated future payments required under these arrangements as of December 31, 2006 (in millions):

Years ending December 31,	Future Payments
2007	$141
2008	76
2009	56
2010	40
2011	26
Thereafter	26

Total future payments	$365

For presentation purposes, the net change in customer distribution rights on our Consolidated Statements of Cash Flows is presented net of cash payments made under these arrangements.

For additional information about our transactions with TCCC, refer to Note 3.

Licensor Support Arrangements

We participate in various funding programs supported by TCCC or other licensors, whereby we receive funds from the licensors to support customer marketing programs or other arrangements that promote the sale of the licensors’ products. Under these programs, certain costs incurred by us are reimbursed by the applicable licensor. Payments from TCCC and other licensors for marketing programs and other similar arrangements to promote the sale of products are classified as a reduction in cost of sales, unless we can overcome the presumption that the cash consideration is a reduction in the price of the vendor’s products. These payments are recognized either in the period in which payments are specified or on a per unit basis as product is sold. Payments for volume-based marketing programs are recognized as product is sold and payments for programs covering a specific period are recognized on a straight-line basis over the specified period. Support payments

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

from licensors received in connection with market or infrastructure development are classified as a reduction in cost of sales.

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

Recently Adopted Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company’s fiscal year-end; and (4) provide enhanced disclosures. The provisions of SFAS 158 are effective for our year ended December 31, 2006, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year-end, which is effective for the year ended December 31, 2008. For additional information about the impact of SFAS 158 on our defined pension and other postretirement benefit plans, refer to Note 9.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward, without change, the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 was effective January 1, 2006 and did not have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 pro-forma disclosures. For additional information about the pro-forma effect of recording our share-based compensation plans under the fair value method of SFAS 123, refer to Note 11.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on normal capacity of production facilities. SFAS 151 was effective January 1, 2006 and did not have a material impact on our Consolidated Financial Statements.

Note 3

RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of December 31, 2006. From time-to-time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the transactions with TCCC that directly affected our Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004 (in millions):

	2006	2005	2004
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$415	$428	$428
Dispensing equipment repair services	74	70	63
Other transactions	125	76	56

Total	$614	$574	$547

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(4,603)	$(4,411)	$(4,609)
Purchases of sweeteners	(274)	(226)	(309)
Purchases of finished products	(821)	(731)	(615)
Marketing support funding earned	470	444	577
Cold drink equipment placement funding earned	104	47	50

Total	$(5,124)	$(4,877)	$(4,906)

Amounts affecting selling, delivery, and administrative expenses	$16	$41	$(5)

Fountain Syrup and Packaged Product Sales

We sell fountain syrup to TCCC in certain territories and deliver this syrup to certain major fountain accounts of TCCC. We will, on behalf of TCCC, invoice and collect amounts receivable for these fountain sales. We also sell bottle and can products to TCCC at prices that are generally similar to the prices charged by us to our major customers.

Purchases of Syrup, Concentrate, Mineral Water, Juice, Sweeteners, and Finished Products

We purchase syrup, concentrate, mineral water, and juice from TCCC to produce, package, distribute, and sell TCCC products under licensing agreements. These licensing agreements give TCCC complete discretion to set prices of syrup and concentrate. Pricing of mineral water is based on contractual arrangements with TCCC. We also purchase finished products and fountain syrup from TCCC for sale within certain of our territories and have an agreement with TCCC to purchase from them substantially all of our requirements for sweeteners in the United States.

During 2005, we received approximately $53 million in proceeds from the settlement of litigation against suppliers of high fructose corn syrup (“HFCS”). These proceeds were recorded as a reduction in our cost of sales and included a payment of approximately $49 million from TCCC, which represented our share of the proceeds received by TCCC from the claims administrator. The amount received from TCCC is included in purchases of sweetener in the preceding table.

Marketing Support Funding Earned and Other Arrangements

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid under the programs are determined annually and periodically as the programs progress. TCCC is under no obligation to participate in the programs or continue past levels of funding in the future. The amounts paid and terms of similar programs may differ with other licensees. Marketing support funding programs granted to us provide

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

financial support principally based on product sales to offset a portion of the costs to us of the programs. TCCC also administers certain other marketing programs directly with our customers. During 2006, 2005, and 2004, direct-marketing support paid or payable to us, or to customers in our territories, by TCCC, totaled approximately $583 million, $580 million, and $681 million, respectively. We recognized $470 million, $444 million, and $577 million of these amounts as a reduction in cost of sales during 2006, 2005, and 2004, respectively. Amounts paid directly to our customers by TCCC during 2006, 2005, and 2004 totaled $113 million, $136 million, and $104 million, respectively, and are not included in the preceding table.

Effective May 1, 2004 in the United States and June 1, 2004 in Canada, we and TCCC agreed that a significant portion of our funding from TCCC would be netted against the price we pay TCCC for concentrate. As a result of this change, we and TCCC agreed to terminate the Strategic Growth Initiative (“SGI”) program and eliminate the Special Marketing Funds (“SMF”) funding program previously in place. TCCC paid us for all funding earned under the SMF funding program. Under the SGI program, we recognized $58 million during 2004 related to sales and volume growth through the termination date of the program. This amount is included in the total amounts recognized in marketing support funding earned in the preceding table.

In conjunction with the above changes, we and TCCC agreed to establish a Global Marketing Fund (“GMF”), effective May 1, 2004, under which TCCC is paying us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive ten-year periods thereafter unless either party gives written notice to terminate the agreement. The marketing activities to be funded under this agreement will be agreed upon each year as part of the annual joint planning process and will be incorporated into the annual marketing plans of both companies. TCCC may terminate this agreement for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control. We received $61.5 million in conjunction with the GMF in 2006 and 2005, and a prorata amount of $41.5 million during 2004. These amounts are included in the total amounts recognized in marketing support funding earned in the preceding table.

Effective January 1, 2007 in Great Britain, we and TCCC agreed that a significant portion of our funding from TCCC as well as certain other arrangements with TCCC related to the purchase of concentrate would be netted against the price we pay TCCC for concentrate. As a result of this change, we expect to forgo approximately $3 million in marketing funding from TCCC in the first quarter of 2007, due to the fact that our marketing funding was previously based on sales volume.

We participate in CTM programs in the United States administered by TCCC. We are responsible for all costs of the programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative of the Coca-Cola North American bottling system. Amounts paid under CTM programs to TCCC for payment to our customers are included as a reduction in net operating revenues and totaled $276 million, $243 million, and $224 million in 2006, 2005, and 2004, respectively. These amounts are not included in the preceding table.

We have an agreement with TCCC under which TCCC provides support payments for the marketing of certain brands of TCCC in the Herb territories acquired in 2001. Under the terms of this agreement, we received $14 million in 2006, 2005, and 2004, and will receive $14 million annually through 2008 and $11 million in 2009. Payments received under this agreement are not refundable to TCCC. These amounts are included in the total amounts recognized in marketing support funding earned in the preceding table.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In December 2005, we and TCCC amended our Jumpstart agreements in North America to move to a system of “credits,” whereby we earn credit toward our annual purchase and placement requirements (expressed as “total credits”) based upon the type of equipment placed and the expected gross profit contribution of the equipment. The amended agreements also provide that no violation of the Jumpstart Programs will occur even if we do not attain the required number of credits in any given year, so long as (1) the shortfall does not exceed 20 percent of the required credits for that year; (2) a compensating payment is made to TCCC or its affiliate; (3) the shortfall is corrected in the following year; and (4) we meet all specified credit requirements by the end of 2010. The amended Jumpstart agreements were effective January 1, 2005.

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

We received approximately $1.2 billion in Jumpstart support payments from TCCC during the period 1994 through 2001. There are no additional amounts payable to us from TCCC under these programs. We recognize the majority of support payments received from TCCC as we place cold drink equipment. A small portion of the support payments are recognized on a straight-line basis over the 12-year period beginning after equipment is placed. We recognized a total of $104 million, $47 million, and $50 million as a reduction to cost of sales during 2006, 2005, and 2004, respectively. The increase in recognized Jumpstart funding in 2006 as compared to 2005 and 2004 reflects higher equipment placements in 2006 under our amended Jumpstart agreements, with TCCC and the rollout of our energy drink portfolio.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2006, $219 million in support payments were deferred under the Jumpstart Programs. Approximately $200 million of this amount is expected to be recognized during the period 2007 through 2010 as equipment is placed and approximately $19 million is expected to be recognized over the 12-year period after the equipment is placed. We have allocated the support payments to equipment units based on per unit funding amounts. The amount allocated to the requirement to place equipment is the balance remaining after determining the potential cost of moving the equipment after initial placement. The amount allocated to the potential cost of moving equipment after initial placement is determined based on an estimate of the units of equipment that could potentially be moved and an estimate of the cost to move that equipment.

Other Transactions

Other transactions with TCCC include the sale of bottle preforms, management fees, office space leases, and purchases of point-of-sale and other advertising items.

During 2004, we recalled the Dasani water brand in Great Britain because of bromate levels exceeding British regulatory standards. We received $32 million from TCCC during 2004 as reimbursement for recall costs. We recognized this reimbursement as an offset to the related costs of the recall. This amount is not included in the preceding table.

Note 4

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of December 31, 2006 and 2005 (in millions)

	2006	2005
Trade accounts payable	$877	$744
Accrued marketing costs	660	597
Accrued compensation and benefits	385	362
Accrued interest costs	178	179
Accrued taxes	189	275
Accrued self-insurance obligations	181	194
Other accrued expenses	262	288

Accounts payable and accrued expenses	$2,732	$2,639

Note 5

DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

In December 2005, we settled all of our outstanding fixed-to-floating interest rate swaps with an aggregate notional amount of $1.4 billion. These swaps were previously designated as fair value hedges of fixed-rate debt instruments due August 15, 2006, May 15, 2007, September 30, 2009, and August 15, 2011. As a result of the settlement, we received $46 million, which represented the fair value of the hedges on the date of settlement. This amount included $4 million that was previously recognized as adjustments to interest expense under the terms of the swap agreements. Accordingly, the fair value adjustments to the previously hedged debt instruments totaled $42 million at the time of

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

settlement. We recognized $23 million of this amount as part of the loss on the extinguishment of a portion of the previously hedged debt instruments and are recognizing $19 million as a reduction to interest expense over the remaining term of the previously hedged debt instruments. We extinguished the debt instruments in conjunction with the repatriation of non-U.S. earnings that occurred in December 2005 (refer to Note 10).

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency and commodity price fluctuations associated with certain forecasted transactions, including our raw material purchases and vehicle fuel purchases. During 2006, 2005, and 2004, there was no material ineffectiveness related to the change in the fair value of these hedges.

At December 31, 2006, our cash flow hedges related to the currency price fluctuations with the purchase of raw materials included hedge assets with a fair value of $0.3 million, which was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet, and hedge liabilities with a fair value of $0.2 million, which was recorded in accounts payable and accrued expenses on our Consolidated Balance Sheet. Unrealized net of tax losses of $0.2 million related to these hedges was included in accumulated other comprehensive income on our Consolidated Balance Sheet. We expect these losses to be reclassified into cost of sales within the next 12 months as the forecasted purchases are made. At December 31, 2005, our cash flow hedges related to the purchase of raw materials included hedge assets with a fair value of $1.1 million, which was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet. Unrealized net of tax gains of $0.5 million related to these hedges was included in accumulated other comprehensive income on our Consolidated Balance Sheet. These gains were reclassified into cost of sales during 2006 as the forecasted purchases were made.

During 2006, we began using derivative instruments to hedge a portion of our vehicle fuel purchases in North America. The majority of these derivative instruments were designated as cash flow hedges related to the future purchase of vehicle fuel. At December 31, 2006, these cash flow hedges included hedge assets with a fair value of $2.9 million, which were recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet, and hedge liabilities with a fair value of $2.2 million, which were recorded in accounts payable and accrued expenses on our Consolidated Balance Sheet. There were no unrealized gains or losses related to these hedges as of December 31, 2006.

Net Investment Hedges

We enter into certain non-U.S. currency denominated borrowings as net investment hedges of our international subsidiaries. During 2006, 2005, and 2004, we recorded a net of tax loss of $28 million, a net of tax gain of $54 million, and a net of tax loss of $28 million, respectively, in accumulated other comprehensive income on our Consolidated Balance Sheets, related to these hedges.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 6

DEBT AND CAPITAL LEASES

The following table summarizes our debt as of December 31, 2006 and 2005 (in millions, except rates):

	2006		2005
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$689	5.3%	$156	3.9%
Euro and pound sterling commercial paper	161	5.1	236	2.4
Canadian dollar commercial paper	148	4.3	201	3.4
U.S. dollar notes due 2007-2037(B)	1,791	5.3	2,496	5.0
Euro and pound sterling notes due 2007-2021(C)	2,887	5.1	2,563	4.6
Canadian dollar notes due 2009	129	5.9	129	5.9
U.S. dollar debentures due 2012-2098	3,783	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(D)	209	8.4	193	8.4
Various non-U.S. currency debt and credit facilities	22	—	172	—
Capital lease obligations(E)	156	—	132	—
Other debt obligations	47	—	48	—

Total debt(F)	10,022		10,109

Less: current portion of debt	804		944

Debt, less current portion	$9,218		$9,165

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding.

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

(D)	These amounts are shown net of unamortized discounts of $420 million and $436 million as of December 31, 2006 and December 31, 2005, respectively.

(E)	These amounts represent the present value of our minimum capital lease payments as of December 31, 2006 and 2005, respectively.

(F)	The total fair value of our debt was $10.8 billion and $11.1 billion at December 31, 2006 and 2005, respectively.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Future Maturities

The following table summarizes our debt maturities and capital lease obligations as of December 31, 2006, as adjusted to reflect the long-term classification of certain of our borrowings due in the next 12 months as a result of our intent and ability to refinance these borrowings (in millions):

Years ending December 31,	Debt Maturities
2007	$777
2008	1,358
2009	2,476
2010	266
2011	298
Thereafter	4,691

Debt, excluding capital leases	$9,866

Years ending December 31,	Capital Leases
2007	$27
2008	21
2009	20
2010	19
2011	19
Thereafter	50

Present value of minimum capital lease payments(A)	156

Total debt	$10,022

(A)	Amounts due under capital lease are net of interest payments totaling $31 million.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2006 and 2005, approximately $1.4 billion and $849 million, respectively, of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our Consolidated Balance Sheets as a result of our intent and our ability to refinance these borrowings on a long-term basis. If we are unable to refinance these borrowings with similar obligations we would refinance the borrowings through amounts available under committed domestic and international credit facilities. The $1.4 billion is included in our 2009 maturities in the preceding table, which corresponds to the scheduled expiration of our primary committed domestic credit facility discussed below.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. Amounts available under our committed credit facilities serve as a backstop to our domestic and international commercial paper programs and support our working capital needs. Amounts available under our public debt facilities could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. The following table summarizes our availability under debt and credit facilities as of December 31, 2006 and 2005 (in millions):

	At December 31,
	2006	2005
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities(A)	$1,940	$2,297
Amounts available under public debt facilities:(B)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program	1,514	1,557

Total amounts available under public debt facilities	4,735	4,778

Total amounts available	$6,675	$7,075

(A)

Amounts are shown net of outstanding commercial paper totaling $998 million and $593 million as of December 31, 2006 and 2005, respectively, since these facilities serve as a backstop to our commercial paper programs. At December 31, 2006 and 2005, there were no outstanding borrowings under our committed credit facilities. Our primary committed facility matures in 2009 and is a $2.5 billion revolving credit facility with a syndicate of 26 banks.

(B)	Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of December 31, 2006. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 7

OPERATING LEASES

We lease office and warehouse space, computer hardware, machinery, and equipment and vehicles under non-cancelable operating lease agreements expiring at various dates through 2049. Some lease agreements contain standard renewal provisions, which allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Certain lease agreements contain residual guarantees that require us to guarantee the value of the leased assets for the lessor at the end of the lease term. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense under non-cancelable operating lease agreements totaled $190 million, $165 million, and $170 million during 2006, 2005, and 2004, respectively.

The following table summarizes our minimum lease payments under non-cancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2006 (in millions):

Years ending December 31,	Operating Leases
2007	$127
2008	113
2009	103
2010	97
2011	84
Thereafter	256

Total minimum operating lease payments	$780

Note 8

COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

We guarantee debt and other obligations of certain third parties. In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of December 31, 2006 and 2005 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2006	2005	2006	2005
Manufacturing cooperative	Various through 2015	$239	$236	$221	$223
Vending partnership	November 2009	17	25	11	13
Other	Renewable	1	1	1	1

		$257	$262	$233	$237

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the expiration of amounts outstanding under our guarantees as of December 31, 2006 (in millions):

Years ending December 31,	Outstanding Amounts
2007	$6
2008	9
2009	22
2010	16
2011	59
Thereafter	121

Total outstanding amounts	$233

We hold no assets as collateral against these guarantees and no contractual recourse provisions exist under the guarantees that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships.

Variable Interest Entities

We have identified the manufacturing cooperatives and the purchasing cooperative in which we participate as variable interest entities (“VIEs”). Our variable interests in these cooperatives include an equity investment in each of the entities and certain debt guarantees. We are required to consolidate the assets, liabilities, and results of operations of all VIEs for which we determine that we are the primary beneficiary. At December 31, 2006, these entities had total assets of approximately $430 million and total debt of approximately $280 million. For the year ended December 31, 2006, these entities had total revenues, including sales to us, of approximately $860 million. Our maximum exposure as a result of our involvement in these entities is approximately $265 million, including our equity investments and debt guarantees. The largest of these cooperatives, of which we have determined we are not the primary beneficiary, represents greater than 95 percent of our maximum exposure. We have been purchasing PET (plastic) bottles from this cooperative since 1984 and our first equity investment was made in 1988.

Purchase Commitments

We have non-cancelable purchase agreements with various suppliers that specify a fixed or minimum quantity that we must purchase. At December 31, 2006, we had purchase commitments for 2007 totaling $827 million and had no purchase commitments beyond 2007. All purchases made under these agreements are subject to standard quality and performance criteria.

Legal Contingencies

On February 7, 2006, a purported class action lawsuit was filed against us and several of our current and former officers and directors (the “Argento Suit”). The lawsuit alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. “Copycat” lawsuits virtually identical to this suit, some raising derivative claims under Delaware state law and others bringing claims under the Employees’ Retirement Income Security Act, were filed in courts in Delaware and Georgia. The Delaware suit names TCCC as a defendant and alleges that we are “controlled” by TCCC to our detriment and to the detriment of our shareowners. The various suits have been

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

consolidated in each court by suit type. Amended complaints containing allegations substantially similar to the original suits have now been filed in each suit. We possess strong defenses to the claims raised in these lawsuits and have asked or will ask the courts to dismiss each of the suits. In an order dated February 7, 2007, the court granted our motion to dismiss the consolidated securities class action in Atlanta. The court’s order was without prejudice, and the plaintiffs have 30 days from the date of the order to re-file their suit. At this time, it is not possible for us to predict the ultimate outcome of these matters.

On February 14, 2006, a lawsuit was filed by a group of United States Coca-Cola bottlers against TCCC and us (the “Ozarks Suit”). This lawsuit brings claims for breach of contract and breach of duty, along with other related claims arising out of our plan to offer warehouse delivery of POWERade to a specific customer within our exclusive territory. The lawsuit seeks unspecified compensatory and exemplary damages and seeks injunctive relief. Also, on February 14, 2006, a second lawsuit was filed in Alabama state court by additional bottler plaintiffs. This lawsuit brings claims that are substantially similar to those in the Ozarks Suit. Plaintiffs subsequently filed amended complaints in both actions raising comparable allegations regarding programs to offer warehouse delivery of certain Dasani and Minute Maid products to specific customers within our exclusive territory. On February 8, 2007, some of the parties to these lawsuits agreed to a conditional settlement. Under the terms of the proposed settlement, following full approval by all parties, the cases will be dismissed without prejudice and there will be a two-year test (through 2008) of (1) national warehouse delivery of brands of TCCC into the exclusive territory of almost every bottler of Coca-Cola in the U.S., even nonparties to the litigation, in exchange for compensation in most circumstances, and (2) limits on local warehouse delivery within the parties’ territories. The proposed settlement does not require any payment by the defendants to the plaintiffs.

In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas Supreme Court in November 2004. In an opinion issued October 20, 2006, the Texas Supreme Court reversed the Texas Court of Appeals’ judgment and either dismissed or rendered judgment in favor of us on the claims that were the subject of the appeal. The plaintiffs have filed a motion for rehearing, but the Supreme Court has not yet ruled on their motion. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against an unfavorable outcome in these claims. At this time, we have not recorded any amounts for potential awards related to these additional claims.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. In a matter combined in a consolidated class action proceeding, plaintiffs alleged that certain hourly employees were required to work off the clock. In December 2006, the parties agreed to settle this matter, as well as a smaller accompanying suit, for a total of $14 million, inclusive of claims, attorneys’ fees, and costs of administration. The settlement has been preliminarily approved by the court. Several other California suits have now been resolved and are to be dismissed. Amounts to be paid toward the settlements reached in these suits have been recorded in our Consolidated Financial Statements. Our California subsidiary is vigorously defending against the remaining claims. At this time, it is not possible for us to predict the ultimate outcome of these matters.

We are a party to various other matters of litigation or claims, including other employment matters, generally arising out of the normal course of business. Although it is difficult to predict the ultimate

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

outcome of these matters, we believe that any ultimate liability would not have a material adverse effect on our Consolidated Financial Statements.

Environmental

At December 31, 2006, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 38 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for having deposited hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

Letters of Credit

At December 31, 2006, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $294 million and letters of credit for certain operating activities aggregating $3 million.

Workforce

At December 31, 2006, we had approximately 74,000 employees, including 10,200 in Europe. Approximately 18,800 of our employees in North America are covered by collective bargaining agreements in 164 different employee units and essentially all of our employees in Europe are covered by local agreements. (These employee numbers are unaudited.) These bargaining agreements expire at various dates over the next seven years, including 33 agreements in North America in 2007. We believe that we will be able to renegotiate subsequent agreements on satisfactory terms.

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

Other Postretirement Plans

We sponsor unfunded defined benefit postretirement plans providing healthcare and life insurance benefits to substantially all U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs and the specific cost to us for those programs and other postretirement healthcare is not significant. The primary U.S. postretirement benefit plan is a defined dollar benefit plan limiting the effects of medical inflation by establishing dollar limits for determining our contribution. The plan has established dollar limits for determining our contributions and, therefore, the effect of a 1 percent increase in the assumed healthcare cost trend rate is not significant. The Canadian plan also contains provisions that limit the effects of inflation on our future costs. Our defined benefit postretirement plans were measured as of December 31st.

The following table summarizes information about our pension and other postretirement benefit plans subsequent to the adoption of SFAS 158 (in millions, except percentages):

	Pension Plans		Other Postretirement Plans
	2006	2005	2006	2005
Reconciliation of benefit obligation:
Benefit obligation at beginning of plan year	$2,904	$2,576	$414	$390
Service cost	151	128	13	12
Interest cost	157	146	22	22
Plan participants’ contributions	13	12	8	5
Amendments	5	3	2	—
Actuarial (gain) loss	(161)	184	(9)	11
Benefit payments	(95)	(86)	(29)	(27)
Business combinations	16	—	—	—
Curtailment gain	(14)	—	—	—
Currency translation adjustments	87	(59)	1	1

Benefit obligation at end of plan year	$3,063	$2,904	$422	$414

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of plan year	$2,221	$1,810	$—	$—
Actual gain on plan assets	217	266	—	—
Employer contributions	211	266	21	22
Plan participants’ contributions	13	12	8	5
Benefit payments	(95)	(86)	(29)	(27)
Business combinations	12	—	—	—
Currency translation adjustments	77	(47)	—	—

Fair value of plan assets at end of plan year	$2,656	$2,221	$—	$—

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

	Pension Plans			Other Postretirement Plans
	2006	2005		2006	2005
Funded status:
Projected benefit obligation (“PBO”)	$(3,063)	$(2,904)		$(422)	$(414)
Plan assets at fair value	2,656	2,221		—	—
Fourth quarter contributions	18	15		—	—

Net funded status	(389)	(668)		(422)	(414)

Funded status – overfunded	26	—		—	—
Funded status – underfunded	$(415)	$(668)		$(422)	$(414)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$26	n/a	(A)	$—	n/a	(A)
Current liabilities	(9)	n/a	(A)	(22)	n/a	(A)
Noncurrent liabilities	(406)	n/a	(A)	(400)	n/a	(A)

Net amounts recognized	$(389)	n/a	(A)	$(422)	n/a	(A)

Accumulated benefit obligation (“ABO”)	$2,588	$2,457		n/a	n/a

Amounts in accumulated other comprehensive income:
Prior service cost (credits)	$33	$32		$(69)	$(84)
Net losses	727	990		99	113

Amounts in accumulated other comprehensive income	$760	$1,022		$30	$29

Amortization expense expected to be recognized during next fiscal year:
Amortization of prior service cost (credit)	$3	$4		$(13)	$(13)
Amortization of net losses	55	77		4	5

Total amortization expense	$58	$81		$(9)	$(8)

Incremental effect of adopting SFAS 158:
Increase in liabilities	$217	n/a	(A)	$30	n/a	(A)
Decrease in assets	331	n/a	(A)	—	n/a	(A)
Decrease in accumulated other comprehensive income	(355)	n/a	(A)	(19)	n/a	(A)
Decrease in long-term deferred income tax liabilities	(193)	n/a	(A)	(11)	n/a	(A)
Weighted average assumptions to determine:
Benefit obligations at the measurement date
Discount rate	5.7%	5.4%		6.1%	5.6%
Rate of compensation increase	4.5	4.6		—	—
Net periodic pension cost for years ended December 31
Discount rate	5.4	5.8		5.6	5.9
Expected return on assets	8.3	8.3		—	—
Rate of compensation increase	4.6	4.6		—	—

(A)	These disclosures are not applicable to our 2005 pension and other postretirement benefit plans since SFAS 158 was effective for our year ended December 31, 2006.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about our pension and other postretirement benefit plans prior to the adoption of SFAS 158 (in millions):

	Pension Plans	Other Postretirement Plans
	2005	2005
Amounts recognized in the balance sheet consist of:
Prepaid benefits cost	$198	$—
Accrued benefits liability	(352)	(385)
Intangible assets	26	—
Accumulated other comprehensive income	482	—

Net amounts recognized	$354	$(385)

The following table summarizes information about our defined benefit pension plans as of our measurement dates (in millions):

	2006	2005
Information for plans with an ABO in excess of plan assets:
Projected benefit obligation	$853	$2,034
Accumulated benefit obligation	802	1,790
Fair value of plan assets	622	1,443

Information for plans with a PBO in excess of plan assets:
Projected benefit obligation	$2,451	$2,904
Accumulated benefit obligation	2,161	2,457
Fair value of plan assets	2,033	2,221

Information for plans with a PBO less than plan assets:
Projected benefit obligation	$612	$—
Accumulated benefit obligation	427	—
Fair value of plan assets	623	—

The following table summarizes the net periodic benefit costs of our pension plans and other postretirement plans for the years ended December 31, 2006, 2005, and 2004 (in millions):

	Pension Plans			Other Postretirement Plans
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit costs:
Service cost	$151	$128	$108	$13	$12	$11
Interest cost	157	146	131	22	22	21
Expected return on plan assets	(188)	(158)	(135)	—	—	—
Amortization of prior service cost (credit)	4	4	2	(13)	(13)	(13)
Recognized actuarial loss	77	62	47	5	5	3

Net periodic benefit cost	201	182	153	27	26	22
Other	(3)	1	—	—	—	—

Total costs	$198	$183	$153	$27	$26	$22

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Pension Plan Assets

Pension assets of our North American and Great Britain plans represent approximately 96 percent of our total pension plan assets. The following table summarizes the pension plan asset allocations of those assets as of the measurement date and the expected long-term rates of return by asset category:

	Weighted Average Allocation			Weighted Average Expected Long-Term Rate of Return
	Target	Actual
Asset Category	2006	2006	2005
Equity securities(A)	62%	66%	70%	8.9%
Fixed income securities	21	19	20	5.4
Real estate	7	4	3	8.0
Other(B)	10	11	7	10.5

Total	100%	100%	100%	8.3%

(A)

The overweight in equity securities versus our target allocation is primarily the result of funds that are invested on an interim basis until they are redirected to the real estate and other asset categories.

(B)	The other category consists of investments in hedge funds, private equity funds, and timber funds.

We have established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rates of return are based on a January 2007 review of such rates.

Our fixed income securities portfolio is invested primarily in commingled funds and is generally managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension and other postretirement benefit plans for the years ended December 31, 2006 and 2005, as well as our projected contributions for the year ending December 31, 2007 (in millions):

	Actual		Projected(A)
	2006	2005	2007
Pension – U.S.	$137	$204	$105
Pension – Non-U.S.	77	70	81
Other Postretirement	21	22	23

Total contributions	$235	$296	$209

(A)	These amounts are unaudited.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

We fund our U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 90 percent current liability funded status. At January 1, 2006, the date of the most recent actuarial valuation, all U.S. funded defined benefit pension plans reflected current liability funded status equal to or greater than 90 percent. Our primary Canadian plan does not require contributions at this time. Contributions to the primary Great Britain plan are based on a percentage of employees’ pay.

Benefit Plan Payments

Benefit payments are made primarily from funded benefit plan trusts and current assets. The following table summarizes our expected future benefit payments as of December 31, 2006 (in millions):

Years ending December 31,	Pension Benefit Plan Payments(A)	Other Postretirement Benefit Plan Payments(A)
2007	$104	$23
2008	106	24
2009	113	25
2010	122	26
2011	131	28
2012 – 2016	841	151

(A)	These amounts are unaudited.

Defined Contribution Plans

We sponsor qualified defined contribution plans covering substantially all employees in the U.S., France, Canada, and certain employees in Great Britain and the Netherlands. Our contributions to these plans totaled $24 million, $23 million, and $24 million in 2006, 2005, and 2004, respectively. Under our primary plan in the U.S., we matched 25 percent in 2006, 2005, and 2004 of participants’ voluntary contributions up to a maximum of 7 percent of the participants’ contributions.

Multi-Employer Pension Plans

We participate in various multi-employer pension plans (mostly in the U.S.). Pension expense for multi-employer plans totaled $37 million, $36 million, and $37 million in 2006, 2005, and 2004, respectively.

Note 10

INCOME TAXES

The following table summarizes our (loss) income before income taxes for the years ended December 31, 2006, 2005, and 2004 (in millions):

	2006	2005	2004
United States(A)	$(2,186)	$288	$294
Non – U.S.(A)	68	502	524

(Loss) income before income taxes	$(2,118)	$790	$818

(A)

Our 2006 U.S. and non-U.S. (loss) income before income taxes included a non-cash franchise impairment charge of $2,538 million and $384 million, respectively. For additional information about the non-cash franchise impairment charge, refer to Note 1.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax (benefit) provision represents the change in deferred tax liabilities and assets and, for business combinations, the change in tax liabilities and assets since the date of acquisition. The following table summarizes the significant components of our provision for income taxes for the years ended December 31, 2006, 2005, and 2004 (in millions):

	2006	2005	2004
Current:
United States:
Federal	$(7)	$36	$—
State and local	13	9	7
European and Canadian	92	153	91

Total current	98	198	98

Deferred:
United States:
Federal(A)	(766)	171	107
State and local(A)	(102)	(6)	21
European and Canadian(A)	(125)	(47)	16
Rate changes	(80)	(40)	(20)

Total deferred	(1,073)	78	124

Income tax (benefit) expense	$(975)	$276	$222

(A)

Our 2006 U.S. federal, U.S. state and local, and European and Canadian amounts included an income tax benefit of $888 million, $99 million, and $122 million, respectively, related to the $2.9 billion non-cash franchise impairment charge recorded during 2006. These income tax benefits do not impact our current or future cash taxes. For additional information about the non-cash franchise impairment charge, refer to Note 1.

Our effective tax rate was a benefit of 46 percent, a provision of 35 percent, and a provision of 27 percent for the years ended December 31, 2006, 2005, and 2004, respectively. The following table provides a reconciliation of our income tax (benefit) provision at the statutory federal rate to our actual income tax (benefit) provision for the years ended December 31, 2006, 2005, and 2004 (in millions):

	2006	2005	2004
U.S. federal statutory (benefit) expense	$(741)	$276	$286
U.S. state (benefit) expense, net of federal benefit	(85)	7	12
Taxation of European and Canadian operations, net	(74)	(73)	(71)
Rate and law change benefit	(80)	(40)	(20)
Repatriation of non-U.S earnings	—	128	—
Valuation allowance provision	4	(3)	13
Nondeductible items	14	12	12
Revaluation of income tax obligations	(16)	(33)	(10)
Other, net	3	2	—

Income tax (benefit) expense	$(975)	$276	$222

As of December 31, 2006, our non-U.S. subsidiaries had $104 million in undistributed earnings. These earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The earnings from our non-U.S. subsidiaries are considered to be indefinitely

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these non-U.S. earnings in the form of dividends or otherwise, would subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

As of December 31, 2005, our non-U.S. subsidiaries did not have any undistributed earnings due to the repatriation that was completed in connection with the unique provisions of the American Jobs Creation Act of 2004 (“Tax Act”). The Tax Act contained, among other things, a repatriation provision that provided a special, one-time tax deduction of 85 percent of certain non-U.S. earnings that were repatriated prior to December 31, 2005, provided certain criteria were met. As such, in December 2005, we repatriated a total of $1.6 billion in previously undistributed non-U.S. earnings and basis. The total income tax provision associated with the repatriation was $128 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2006 and 2005 (in millions):

	2006	2005
Deferred tax liabilities:
Franchise license and other intangible assets	$3,956	$4,940
Property, plant, and equipment	681	723

Total deferred tax liabilities	4,637	5,663

Deferred tax assets:
Net operating loss and other carryforwards	(150)	(316)
Employee and retiree benefit accruals	(486)	(374)
Alternative minimum tax and other credits	(81)	(68)
Deferred revenue	(94)	(123)
Other, net	(77)	(63)

Total deferred tax assets	(888)	(944)
Valuation allowances on deferred tax assets	78	74

Net deferred tax liabilities	3,827	4,793
Current deferred income tax assets	230	313

Long-term deferred income tax liabilities	$4,057	$5,106

We recognize valuation allowances on deferred tax assets reported if, based on the weight of the evidence, we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We believe the majority of our deferred tax assets will be realized because of the reversal of certain significant temporary differences and anticipated future taxable income from operations.

As of December 31, 2006 and 2005, we had valuation allowances of $78 million and $74 million, respectively. The net increase in our valuation allowances in 2006 was primarily due to increases resulting from the generation of certain non-U.S. net operating losses and state income tax credits, offset partially by the release of net operating losses and credits upon utilization and expirations, and

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

from modifications as a result of state law changes. Included in our valuation allowances as of December 31, 2006 and 2005 was $1 million for net operating loss carryforwards of acquired companies.

As of December 31, 2006, we had U.S. federal tax operating loss carryforwards totaling $200 million. These carryforwards are available to offset future taxable income until they expire at varying dates through 2024. We also had U.S. state operating loss carryforwards totaling $1.7 billion, which expire at varying dates through 2026. The following table summarizes the estimated amount of our U.S. federal and U.S. state tax operating loss carryforwards that expire each year (in millions):

Years ending December 31,	U.S. Federal	U.S. State
2007	$—	$235
2008	3	141
2009	—	108
2010	—	106
2011	—	67
Thereafter	197	1,054

Total tax operating loss carryforwards	$200	$1,711

Note 11

SHARE-BASED COMPENSATION PLANS

We maintain share-based compensation plans that provide for the granting of non-qualified share options and restricted share awards and restricted share units (collectively “restricted shares”) to certain executive and management level employees. We believe that these awards better align the interests of our employees with the interests of our shareowners.

On January 1, 2006, we adopted SFAS 123R, which requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R by applying the modified prospective transition method and, therefore, (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 pro-forma disclosures.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Prior to adopting SFAS 123R, we accounted for our share-based payment awards using the intrinsic value method of APB 25 and related interpretations. Under APB 25, we did not record compensation expense for employee share options, unless the awards were modified, because our share options were granted with exercise prices equal to or greater than the fair value of our stock on the date of grant. The following table illustrates the effect on reported net income and earnings per share applicable to common shareowners for the years ended December 31, 2005 and 2004, had we accounted for our share-based compensation plans using the fair value method of SFAS 123 (in millions, except per share data):

	2005	2004
Net income, as reported	$514	$596
Add: Total share-based employee compensation costs included in net income, net of tax	19	15
Less: Total share-based employee compensation costs determined under the fair value method for all awards, net of tax	(52)	(71)

Net income, pro-forma	$481	$540

Net income per share:
Basic – as reported	$1.09	$1.28

Basic – pro-forma	$1.02	$1.16

Diluted – as reported	$1.08	$1.26

Diluted – pro-forma	$1.01	$1.14

During the year ended December 31, 2006, we recorded $63 million in compensation expense related to our share-based payment awards. This amount included $35 million ($22 million net of tax, or $0.05 per common share) of incremental expense as a result of adopting SFAS 123R. Our share-based compensation expense for the year ended December 31, 2006 also included $4 million related to the modification of certain awards in connection with our restructuring activities (refer to Note 16). We recognize compensation expense for our share-based payment awards on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. Compensation expense related to our share-based payment awards is recorded in SD&A expenses. We determine the grant-date fair value of our share-based payment awards using a Black-Scholes model, unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

Share Options

Our share options (1) are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant; (2) vest ratably over a period of three to nine years; and (3) expire 10 years from the date of grant. Certain of the share options that were granted during the year ended December 31, 2006 are subject to market conditions that require our stock price to increase 25 percent and 50 percent for a defined period. We also have certain outstanding share options that contain provisions that allow for accelerated vesting should various stock performance criteria be met. Generally, when options are exercised we issue new shares, rather than issuing shares from treasury.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the share options granted during the years ended December 31, 2006, 2005, and 2004:

Grant-date fair value	2006	2005	2004
Black-Scholes model	$8.77	$7.61	$10.04
Monte Carlo model	7.84	n/a	n/a

Assumptions
Dividend yield(A)	1.2%	0.7%	0.4%
Expected volatility(B)	32.7%	30.0%	40.0%
Risk-free interest rate(C)	4.9%	3.9%	3.5%
Expected life(D)	7.4 years	6.0 years	6.0 years

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant.

(B)

The expected volatility was determined by using a combination of the historical volatility of our stock, the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(C)	The risk-free interest rate was based on the U.S. Treasury yield with a term equal to the expected life on the date of grant.

(D)

The expected life was used for options valued by the Black-Scholes model. It was determined by using a combination of actual exercise and post-vesting cancellation history for the types of employees included in the grant population.

The following table summarizes our share option activity during the years ended December 31, 2006, 2005, and 2004 (shares in thousands):

	2006		2005		2004
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	54,427	$25.04	56,013	$25.09	63,831	$23.01
Granted	3,627	21.47	2,709	22.31	6,724	23.67
Exercised(A)	(4,207)	17.25	(2,644)	15.18	(13,225)	13.85
Forfeited or expired	(4,781)	32.83	(1,651)	37.90	(1,317)	29.86

Outstanding at end of year	49,066	24.69	54,427	25.04	56,013	25.09

Options exercisable at end of year	40,766	24.80	44,023	25.23	37,586	26.39

Options available for future grant	25,533		27,530		29,730

(A)	The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $14 million, $17 million, and $147 million, respectively.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes our options outstanding and our options exercisable as of December 31, 2006 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding (A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$16.01 to $22.00	27,837	5.18	$19.43	24,266	4.56	$19.13
22.01 to 32.00	14,628	5.84	24.68	11,142	5.23	25.22
32.01 to 42.00	3,427	1.74	36.02	2,184	1.58	36.53
Over 42.00	3,174	1.47	58.55	3,174	1.47	58.55

	49,066	4.90	24.69	40,766	4.34	24.80

(A)	The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2006 was $42 million.

As of December 31, 2006, we had approximately $39 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of 2 years.

Restricted Shares

Our restricted shares generally vest upon continued employment for a period of at least four years and the attainment of certain share price targets. Certain of our restricted shares expire 5 years from the date of grant. All restricted share awards entitle the participant to full dividend and voting rights. Unvested shares are restricted as to disposition and subject to forfeiture under certain circumstances.

During the years ended December 31, 2006, 2005, and 2004 we granted 2.4 million, 1.9 million, and 1.2 million restricted shares, respectively. The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the restricted shares granted during the years ended December 31, 2006, 2005, and 2004:

Grant-date fair value	2006	2005(A)	2004(A)
Monte Carlo model	$18.80	n/a	n/a
Intrinsic value(A)	n/a	$22.31	$23.36

Assumptions
Dividend yield(B)	1.1%	n/a	n/a
Expected volatility(C)	33.6%	n/a	n/a
Risk-free interest rate(D)	5.1%	n/a	n/a

(A)	Under APB 25 and related interpretations, the grant-date fair value of restricted shares equaled the intrinsic value on the date of grant.

(B)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant.

(C)

The expected volatility was determined by using a combination of the historical volatility of our stock, the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(D)	The risk-free interest rate was based on the U.S. Treasury yield with a term equal to the expected life on the date of grant.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes our restricted share award activity during the years ended December 31, 2006 (shares in thousands):

	Restricted Shares	Weighted Average Grant Date Fair Value	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	3,923	$21.31	546	$21.67
Granted	1,464	18.70	946	18.95
Vested	(601)	18.04	(8)	16.25
Forfeited	(130)	21.70	(21)	21.95

Outstanding at December 31, 2006	4,656	20.92	1,463	19.73

During 2006, 2005, and 2004, we recognized amortization expense totaling $23 million, $27 million, and $20 million, respectively, related to our restricted share awards. As of December 31, 2006, we had approximately $79 million in total unrecognized compensation expense related to our restricted share awards. We expect to recognize this compensation cost over a weighted average period of 2.9 years. As of December 31, 2006, we had approximately 2.5 million restricted shares available for future grant.

Note 12

EARNINGS (LOSS) PER SHARE

We calculate our basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are calculated in a similar manner, but include the dilutive effect of securities. To the extent that securities are antidilutive, they are excluded from the calculation of earnings (loss) per share. The following table summarizes our basic and diluted earnings (loss) per share calculations for the years ended December 31, 2006, 2005, and 2004 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	2006	2005	2004
Net (loss) income	$(1,143)	$514	$596

Basic weighted average common shares outstanding (A)	475	471	465
Effect of dilutive securities (B)	—	5	8

Diluted weighted average common shares outstanding (A)	475	476	473

Basic (loss) earnings per share	$(2.41)	$1.09	$1.28

Diluted (loss) earnings per share	$(2.41)	$1.08	$1.26

(A)

At December 31, 2006, 2005, and 2004, we were obligated to issue, for no additional consideration, 2.8 million, 3.3 million, and 3.4 million common shares, respectively, under deferred stock plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share for each year presented.

(B)

For the year ended December 31, 2006, all outstanding options to purchase common shares were excluded from the calculation of diluted earnings per share because their effect on our loss per common share was antidilutive. For the years ended December 31, 2005 and 2004, outstanding options to purchase 32 million and 17 million common shares, respectively, were excluded from the diluted earnings per share calculation because the exercise price of the options was greater than the average price of our common stock. The dilutive impact of the remaining options outstanding in these years was included in the effect of dilutive securities.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

We paid a quarterly dividend of $0.06 during 2006 and $0.04 during 2005 and 2004. Dividends are declared at the discretion of our Board of Directors.

Note 13

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. The following table summarizes our accumulated other comprehensive income (loss) activity for the years ended December 31, 2006, 2005, and 2004 (in millions):

	Currency Translations	Net Investment Hedges	Pension Liability Adjustments(A)	Other Adjustments, Net	Total
Balance, December 31, 2003	$379	$57	$(301)	$(2)	$133
2004 Pre-tax activity	305	(44)	(36)	5	230
2004 Tax effect	—	16	13	(2)	27

Balance, December 31, 2004	684	29	(324)	1	390
2005 Pre-tax activity	(303)	86	37	(4)	(184)
2005 Tax effect	—	(32)	(14)	2	(44)

Balance, December 31, 2005	381	83	(301)	(1)	162
2006 Pre-tax activity	211	(44)	(309)	17	(125)
2006 Tax effect	—	16	96	(6)	106

Balance, December 31, 2006	$592	$55	$(514)	$10	$143

(A)	The 2006 activity includes the impact of adopting SFAS 158.

During 2005, we recorded a $7 million loss ($4 million net of tax) on our investment in certain marketable equity securities, after concluding that the unrealized loss on our investment was other than temporary. As of December 31, 2006, the gross unrealized gain related to this investment was approximately $13 million. The aggregate fair value of this investment was approximately $47 million and $30 million at December 31, 2006 and 2005, respectively.

Refer to Note 9 for additional information about our pension liability adjustments and Note 5 for additional information about our net investment hedges.

Note 14

SHARE REPURCHASE PROGRAM

Under the 1996 and 2000 share repurchase programs we are authorized to repurchase up to 60 million shares, of which we have repurchased a total of 26.7 million shares. We can repurchase shares in the open market and in privately negotiated transactions. In 2006, 2005, and 2004 there were no share repurchases under these share repurchase programs.

We consider market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 15

OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing bottle and can nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores, Inc accounted for approximately 10 percent of our 2006 net operating revenues. No single customer accounted for more than 10 percent of our 2006 net operating revenues in Europe.

We evaluate our operating segments separately to individually monitor the different factors affecting their financial performance. Segment income or loss includes substantially all of the segment’s cost of production, distribution, and administration. Our information technology, share-based compensation, and debt portfolio are all managed on a global basis and, therefore, expenses and/or costs attributable to these items are included in our corporate operating segment. In addition, certain administrative expenses for departments that support our segments such as legal, accounting, and risk management are included in our corporate operating segment. We evaluate segment performance and allocate resources based on several factors, of which net revenues and operating income are the primary financial measures.

The following table summarizes selected financial information related to our operating segments for the years ended December 31, 2006, 2005, and 2004 (in millions):

	North America(A)	Europe(B)	Corporate	Consolidated
2006
Net operating revenues	$14,221	$5,583	$—	$19,804
Operating (loss) income(C)	(1,711)	718	(502)	(1,495)
Interest expense, net	—	—	633	633
Depreciation and amortization	699	250	63	1,012
Long-lived assets	13,179	5,875	480	19,534
Capital asset investments	568	232	82	882
2005
Net operating revenues	$13,492	$5,251	$—	$18,743
Operating income(D)	1,175	730	(474)	1,431
Interest expense, net(E)	—	—	633	633
Depreciation and amortization	725	268	51	1,044
Long-lived assets	16,161	5,288	513	21,962
Capital asset investments	524	262	116	902
2004
Net operating revenues	$12,907	$5,283	$—	$18,190
Operating income(F)	1,184	737	(485)	1,436
Interest expense, net	—	—	619	619
Depreciation and amortization	731	277	60	1,068
Long-lived assets	16,529	5,944	617	23,090
Capital asset investments	534	320	95	949

(A)

Canada contributed approximately 9 percent of North America’s net operating revenues during 2006 and 2005 and 8 percent during 2004. At December 31, 2006, 2005, and 2004, Canada’s long-lived assets represented approximately 13 percent, 12 percent, and 12 percent of North America’s long-lived assets, respectively.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

(B)	Great Britain contributed approximately 45 percent, 46 percent, and 47 percent of Europe’s net operating revenues during 2006, 2005, and 2004, respectively.

(C)

In 2006, our operating income in North America, Europe, and Corporate included restructuring charges totaling $16 million, $40 million, and $10 million, respectively. Our operating income in North America also included a $2.9 billion non-cash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value. Our Corporate operating income included a $35 million increase in compensation expense related to adoption of SFAS 123R on January 1, 2006 and expenses totaling $14 million related to the settlement of litigation. For additional information about the non-cash franchise impairment charge, the adoption of SFAS 123R, and our restructuring activities, refer to Notes 1, 11, and 16, respectively.

(D)

In 2005, our operating income in North America, Europe, and Corporate included restructuring charges totaling $40 million, $5 million, and $35 million, respectively. Our operating income in North America also included (1) a reduction in our cost of sales from the receipt of $53 million in proceeds related to the settlement of litigation against suppliers of HFCS and (2) a $28 million charge for asset write-offs associated with damage caused by Hurricanes Katrina, Rita, and Wilma.

(E)	In 2005, our interest expense included an $8 million net loss resulting from the early extinguishment of certain debt obligations in conjunction with the repatriation of non-U.S. earnings.

(F)	In 2004, our operating income in North America included a $41 million increase in our cost of sales related to the transition to a new concentrate price structure with TCCC.

Note 16

RESTRUCTURING ACTIVITES

During the years ended December 31, 2006 and 2005, we recorded restructuring charges totaling $66 million and $80 million, respectively. These charges, included in SD&A expenses, were primarily related to (1) workforce reductions associated with the reorganization of our North American operations into six United States business units and Canada; (2) the reorganization of certain aspects of our operations in Europe; (3) changes in our executive management; and (4) the elimination of certain corporate headquarters positions. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front-line employees and our customers; and (3) will provide long-term cost savings through improved administrative and operating efficiencies. Similarly, the reorganization of certain aspects of our operations in Europe has helped improve operating effectiveness and efficiency while enabling our front-line employees to better meet the needs of our customers. We were substantially complete with these restructuring activities by the end of 2006.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes our restructuring activities for the years ended December 31, 2006 and 2005 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2004	$—	$—	$—
Provision	61	19	80
Cash payments	(18)	(19)	(37)
Non-cash	(10)	—	(10)

Balance at December 31, 2005	33	—	33
Provision	45	21	66
Cash payments	(41)	(14)	(55)
Non-cash	(4)	—	(4)

Balance at December 31, 2006	$33	$7	$40

The following table summarizes the total restructuring costs incurred by operating segment for the years ended December 31, 2006 and 2005 (in millions):

	2006	2005
North America	$16	$40
Europe	40	5
Corporate	10	35

Consolidated	$66	$80

Note 17

OTHER EVENTS

Central Acquisition

On February 28, 2006, we acquired the bottling operations of Central Coca-Cola Bottling Company, Inc. (“Central”) for a total purchase price of $106 million, net of cash acquired. The acquisition of Central, which operates in parts of Virginia, West Virginia, Pennsylvania, Maryland, and Ohio, bolsters our customer and supply chain alignment in the United States. Based upon our preliminary purchase price allocation, we have assigned a value of $6 million to customer relationships, $81 million to franchise license rights, and $28 million to non-deductible goodwill. The value of the customer relationships is being amortized over a period of 15 years. We have assigned an indefinite life to the franchise license rights since our domestic cola franchise license agreements with TCCC do not expire and our domestic non-cola franchise license agreements with TCCC can be renewed for additional terms with minimal cost (refer to Note 1 for additional information about our franchise license agreements with TCCC). The preliminary purchase price allocation is subject to change and will be revised, as necessary, based upon the final determination of the fair value of the assets and liabilities assumed as of the date of the acquisition. In connection with this acquisition, we recorded a liability as of the acquisition date totaling $1 million for costs associated with the severance and relocation of certain Central employees and the elimination of duplicate facilities. The operating results of Central have been included in our Consolidated Statement of Operations since the date of acquisition. This acquisition did not have a material impact on our Consolidated Financial Statements.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Hurricanes

During the latter part of 2005, Hurricanes Katrina, Rita, and Wilma negatively impacted our operations throughout the areas affected by the hurricanes. We sustained damage to several of our production and distribution facilities and had large quantities of vending equipment and inventory damaged or destroyed. We also experienced increased costs in the aftermath of the hurricanes, including higher fuel prices, nonproductive labor expenses, outsourced services, and extra storage space. As a result of these hurricanes, we recorded charges totaling $28 million during 2005, primarily related to (1) the write-off of damaged or destroyed fixed assets; (2) the estimated costs to retrieve and dispose of non-usable vending equipment; and (3) the loss of inventory. Approximately $26 million of the charges were included in SD&A and the remainder were recorded in cost of sales.

Bravo! Foods

In August 2005, we entered into a master distribution agreement (“MDA”) with Bravo! Foods (“Bravo”). Bravo is a producer and distributor of branded, shelf stable, flavored milk products. The MDA is effective October 31, 2005 through August 15, 2015 and may be terminated by either party subsequent to August 15, 2006, subject to a twelve-month notification period. In conjunction with the execution of this agreement, we received from Bravo a warrant to purchase up to 30 million shares of Bravo common stock at $0.36 per share. The warrant is exercisable in whole or in part at any time until August 31, 2008. The estimated fair value of the warrant on the date received was approximately $14 million. We attributed the value of the warrant received to the MDA and are recognizing this amount on a straight-line basis as a reduction to cost of sales over the term of the MDA. On the date the warrant was received, the 30 million shares represented approximately 19 percent of Bravo’s outstanding common stock. We account for the warrant at cost due to the limited market for Bravo! shares. As of December 31, 2006, the warrant had an estimated fair value of approximately $4 million. We have concluded that the unrealized loss on this warrant is temporary and we have the intent and ability to continue to hold this investment.

Note 18

SUBSEQUENT EVENT

In February 2007, we announced a restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program will impact certain aspects of our North American and European operations as well as our corporate headquarters. Through this restructuring program we will (1) enhance standardization in our operating structure and business practices; (2) create a more efficient supply chain and order fulfillment structure; and (3) improve customer service in North America through the implementation of a new selling system for smaller customers. These restructuring activities are expected to result in a charge of approximately $300 million, including transition costs, and a net job reduction of approximately 5 percent of our total workforce, or approximately 3,500 positions. The majority of the expense is expected to be recognized in 2007 and 2008.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 19

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our quarterly financial information for the years ended December 31, 2006 and 2005 (in millions, except per share data):

2006	First(A)	Second(B)	Third(C)	Fourth(D)	Fiscal Year
Net operating revenues	$4,333	$5,467	$5,218	$4,786	$19,804

Gross profit	1,737	2,176	2,037	1,868	7,818

Operating income (loss)	176	539	448	(2,658)	(1,495)

Net income (loss)	16	339	213	(1,711)	(1,143)

Basic net income (loss) per share(E)	$0.03	$0.71	$0.45	$(3.59)	$(2.41)

Diluted net income (loss) per share(E)	$0.03	$0.71	$0.44	$(3.59)	$(2.41)

2005	First	Second(B)	Third(C)	Fourth(D)	Fiscal Year
Net operating revenues	$4,203	$5,138	$4,907	$4,495	$18,743

Gross profit	1,685	2,120	1,985	1,768	7,558

Operating income	220	582	423	206	1,431

Net income (loss)	46	333	192	(57)	514

Basic net income (loss) per share(E)	$0.10	$0.71	$0.41	$(0.12)	$1.09

Diluted net income (loss) per share(E)	$0.10	$0.70	$0.40	$(0.12)	$1.08

(A)

Net income in the first quarter of 2006 included a $39 million ($26 million net of tax, or $0.06 per diluted common share) charge for restructuring activities, primarily in Europe, and an $8 million ($5 million net of tax, or $0.01 per diluted common share) increase in compensation expense as a result of adopting SFAS 123R.

(B)

Net income in the second quarter of 2006 included (1) an $8 million ($5 million net of tax, or $0.01 per diluted common share) charge for restructuring activities, primarily in Europe; (2) a $9 million ($6 million net of tax, or $0.01 per diluted common share) increase in compensation expense as a result of adopting SFAS 123R; and (3) a $71 million ($0.15 per diluted common share) tax benefit for state tax law changes and Canadian federal and provincial tax rate changes. Net income in the second quarter of 2005 included (1) a $48 million ($30 million net of tax, or $0.06 per diluted common share) decrease in our cost of sales from the receipt of proceeds related to the settlement of litigation against suppliers of HFCS; (2) an $8 million ($5 million net of tax, or $0.01 per diluted common share) charge for restructuring activities, primarily in North America; and (3) a $34 million ($0.07 per diluted common share) tax benefit primarily due to state tax rate changes.

(C)

Net income in the third quarter of 2006 included a $5 million ($3 million net of tax, or $0.01 per diluted common share) charge for restructuring activities, primarily in Europe, and a $9 million ($6 million net of tax, or $0.01 per diluted common share) increase in compensation expense as a result of adopting SFAS 123R. Net income in the third quarter of 2005 included a $24 million ($15 million net of tax, or $0.04 per diluted common share) charge for restructuring activities, primarily in North America, and a $24 million ($15 million net of tax, or $0.03 per diluted common share) charge for asset write-offs associated with damage caused by Hurricanes Katrina, Rita, and Wilma.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

(D)

Net income in the fourth quarter of 2006 included (1) a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) non-cash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated value; (2) a $14 million ($10 million net of tax, or $0.02 per common share) charge for restructuring activities, primarily in Europe; (3) a $9 million ($5 million net of tax, or $0.01 per common share) increase in compensation expense as a result of adopting FAS 123R; (4) a $14 million ($8 million net of tax, or $0.02 per common share) expense related to the settlement of litigation; and (5) a $24 million ($0.05 per common share) tax benefit for state tax law changes, Canadian federal and provincial tax rate changes, and for the revaluation of various income tax obligations. Net income in the fourth quarter of 2005 included (1) a $5 million ($3 million net of tax, or $0.01 per diluted common share) decrease in our cost of sales from the receipt of proceeds related to the settlement of litigation against suppliers of HFCS; (2) a $48 million ($30 million net of tax, or $0.06 per diluted common share) charge for restructuring activities, primarily in North America; (3) a $4 million ($2 million net of tax) charge for asset write-offs associated with damage caused by Hurricanes Katrina, Rita, and Wilma; (4) a $128 million ($0.27 per diluted common share) income tax provision related to the repatriation of non-U.S. earnings; (5) an $8 million ($5 million net of tax, or $0.01 per diluted common share) net loss resulting from the early extinguishment of certain debt obligations in conjunction with the repatriation of non-U.S. earnings; and (6) a $32 million ($0.06 per diluted common share) tax benefit primarily for state tax rate changes and for the revaluation of various income tax obligations.

(E)

Basic and diluted earnings per share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted earnings per share reported for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the chief executive officer and the chief financial officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act)”) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. During the fourth quarter of 2006, we successfully implemented a new accounts receivable system in the United States. As a result, certain processes were standardized across the United States. Other than the implementation of this system, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

See “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA — Report of Management and Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” in ITEM 8.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is in our 2007 Proxy Statement under the heading “Governance of the Company — Current Board of Directors and Nominees for Election” and is incorporated into this report by reference.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2007 Proxy Statement under the heading “Security Ownership of Directors and Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” and information about the Audit Committee and the Audit Committee Financial Expert is in our 2007 Proxy Statement under the heading “Governance of the Company — Committees of the Board — Audit Committee,” all of which is incorporated into this report by reference.

The information required by this item concerning our executive officers is contained in this report in Part I, Item 1, “BUSINESS — EXECUTIVE OFFICERS OF THE REGISTRANT.”

We have adopted a Code of Business Conduct for our employees and directors, including, specifically our executive officers. A copy of the code is posted on our website (http://www.cokecce.com). If we amend the code, or grant any waivers under the code, that are applicable to our directors, chief executive officer, or other persons subject to our securities trading policy — which we do not anticipate doing — then we will promptly post that amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information about director compensation is in our 2007 Proxy Statement under the heading “Governance of the Company — Director Compensation,” and information about executive compensation is in our 2007 Proxy Statement under the heading “Executive Compensation,” all of which is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in our 2007 Proxy Statement under the heading “Equity Compensation Plan Information,” and information about ownership of our common stock by certain persons is in our 2007 Proxy Statement under the headings “Principal Shareowners” and “Security Ownership of Directors and Officers,” all of which is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain transactions between us, The Coca-Cola Company and its affiliates, and certain other persons is in our 2007 Proxy Statement under the heading “Certain Relationships and Related Transactions” and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees and services provided to us by Ernst & Young LLP is in our 2007 Proxy Statement under the heading “Matters that May be Brought before the Annual Meeting — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.    The following documents are filed as a part of this report:

Report of Management.

Report of Independent Registered Public Accounting Firm on Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Consolidated Statements of Operations — Years ended December 31, 2006, 2005, and 2004.

Consolidated Balance Sheets — December 31, 2006 and 2005.

Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005, and 2004.

Consolidated Statements of Shareowners’ Equity — Years ended December 31, 2006, 2005, and 2004.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules.    The following financial statement schedule is included in this report:

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005, and 2004	F-2

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are not applicable.

(3) Exhibits.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing.

3.1	—	Restated Certificate of Incorporation of Coca-Cola Enterprises (restated as of April 15, 1992) as amended by Certificate of Amendment dated April 21, 1997 and by Certificate of Amendment dated April 26, 2000.	Exhibit 3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

3.2	—	Bylaws of Coca-Cola Enterprises, as amended through February 9, 2007.	Exhibit 3(ii) to our Current Report on Form 8-K (Date of Report: February 9, 2007).

4.1	—	Indenture dated as of July 30, 1991, together with the First Supplemental Indenture thereto dated January 29, 1992, between Coca-Cola Enterprises and The Chase Manhattan Bank, formerly known as	Exhibit 4.1 to our Current Report on Form 8-K (Date of Report: July 30, 1991); Exhibits 4.01 and 4.02 to our Current Report on Form 8-K (Date of Report: January 29, 1992); Exhibit 4.01 to our
		Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), as Trustee, with regard to certain unsecured and unfunded debt securities of Coca-Cola Enterprises, and forms of notes and debentures issued thereunder.	Current Report on Form 8-K (Date of Report: September 8, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 15, 1993); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: May 12, 1995); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 25, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 3, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: November 15, 1996); Exhibit 4.3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: December 2, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 6, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: May 13, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 18, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 28, 1998); Exhibit 4.01 to our Current Report on Form 8-K/A (Date of Report: September 16, 1999); Exhibit 4.02 to our Current Report on Form 8-K (Date of Report: August 9, 2001); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 9, 2002); Exhibit 4.02 to our Current Report on Form 8-K (Date of Report: September 29, 2003).

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing.

4.2	—	Instrument of Resignation of Resigning Trustee, Appointment of Successor Trustee and Acceptance among Coca-Cola Enterprises, JPMorgan Chase Bank, and Deutsche Bank Trust Company Association, dated as of December 1, 2006.	Filed herewith.

4.3	—	Medium-Term Notes Issuing and Paying Agency Agreement dated as of October 24, 1994, between Coca-Cola Enterprises and The Chase Manhattan Bank, formerly known as Chemical Bank, as issuing and paying agent, including as Exhibit B thereto the form of Medium-Term Note issuable thereunder.	Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

4.4	—	Five Year Credit Agreement among Coca-Cola Enterprises, Coca-Cola Enterprises (Canada) Bottling Finance Company, the initial Lenders named therein, and Citibank, N.A. as Administrative Agent and Bank of America, N.A. and Deutsche Bank Securities Inc., as Co-Syndication Agents.	Filed herewith.

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

10.1	—	Coca-Cola Enterprises 1997 Stock Option Plan.*	Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.2	—	Coca-Cola Enterprises 1999 Stock Option Plan.*	Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.3	—	Coca-Cola Enterprises Executive Pension Plan (Amended and Restated January 1, 2002).*	Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.4	—	1997 Director Stock Option Plan.*	Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.5	—	Coca-Cola Enterprises 2001 Restricted Stock Award Plan.*	Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing.

10.6	—	Coca-Cola Enterprises 2001 Stock Option Plan.*	Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.7	—	Coca-Cola Enterprises Executive Management Incentive Plan (Effective January 1, 2005).*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: April 29, 2005).

10.8	—	Coca-Cola Enterprises Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated January 1, 2002).*	Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.9	—	Coca-Cola Enterprises Executive Retiree Medical Plan.*	Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.10	—	Form of Stock Option Agreement under the Coca-Cola Enterprises 2001 Stock Option Plan.*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.11	—	Form of Stock Option Agreement for Nonemployee Directors under the Coca-Cola Enterprises 2001 Stock Option Plan.*	Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.12	—	Form of Restricted Stock Award Agreement under the Coca-Cola Enterprises 2001 Restricted Stock Award Plan.*	Exhibit 99.3 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.13	—	Coca-Cola Enterprises 2004 Stock Award Plan.*	Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.14	—	Form of Deferred Stock Unit Award Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.15	—	Form of Stock Option Grant Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.16	—	Form of Stock Option Grant to Nonemployee Directors Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.3 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.17	—	Form of Restricted Stock Award Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.4 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing.

10.18	—	Summary Plan Description for Coca-Cola Enterprises Executive Long-Term Disability Plan.*	Filed herewith.

10.19	—	Executive Severance Guidelines approved by the Compensation Committee of the Board of Directors on October 25, 2005.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: October 25, 2005).

10.20	—	Consulting Agreement between Coca-Cola Enterprises and Lowry F. Kline, effective October 25, 2006.*	Filed herewith.

10.21	—	Letter dated April 25, 2006 from Coca-Cola Enterprises Inc. to John F. Brock.*	Exhibit 10 to Current Report on Form 8-K (Date of Report: April 25, 2006).

10.22	—	Form of Stock Option Agreement (Chief Executive Officer).*	Exhibit 10.1 to Current Report on Form 8-K (Date of Report: August 3, 2006).

10.23	—	Form of Deferred Stock Unit Agreement (Chief Executive Officer) in connection with the 2004 Stock Award Plan.*	Filed herewith.

10.24	—	Form of Stock Option Grant Agreement (Senior Officers) in connection with the 2004 Stock Award Plan.*	Exhibit 10.3 to Current Report on Form 8-K (Date of Report: August 3, 2006).

10.25	—	Form of Deferred Stock Unit Agreement (Senior Officers) in connection with the 2004 Stock Award Plan.*	Filed herewith.

10.26	—	Form of Stock Option Grant Agreement (Senior Officers residing in the United Kingdom) in connection with the 2004 Stock Award Plan.*	Exhibit 10.5 to Current Report on Form 8-K (Date of Report: August 3, 2006).

10.27	—	Form of Deferred Stock Unit Agreement (Senior Officers residing in the United Kingdom) in connection with the 2004 Stock Award Plan.*	Filed herewith.

10.28	—	Form of Director Deferred Stock Unit Award Agreement.*	Exhibit 10.1 to Current Report on Form 8-K (Date of Report: October 23, 2006).

10.29	—	Coca-Cola Enterprises Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated effective January 1, 2005) .*	Exhibit 10.2 to Current Report on Form 8-K (Date of Report: October 23, 2006).

10.30	—	Coca-Cola Enterprises Stock Deferral Plan (As Amended and Restated Effective January 1, 2005).*	Exhibit 10.1 to Current Report on Form 8-K (Date of Report: December 14, 2006).

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing.

10.31	—	Tax Sharing Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.1 to our Registration Statement on Form S-1, No. 33-9447.

10.32	—	Registration Rights Agreement dated November 12, 1986 between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.3 to our Registration Statement on Form S-1, No. 33-9447.

10.33	—	Registration Rights Agreement dated as of December 17, 1991 among Coca-Cola Enterprises, The Coca-Cola Company and certain stockholders of Johnston Coca-Cola Bottling Group named therein.	Exhibit 10 to our Current Report on Form 8-K (Date of Report: December 18, 1991).

10.34	—	Form of Bottle Contract.	Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

10.35	—	Sweetener Sales Agreement — Bottler between The Coca-Cola Company and various Coca-Cola Enterprises bottlers, dated October 15, 2002.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

10.36	—	Can Supply Agreement, dated as of January 1, 1999, between American National Can Company and Coca-Cola Enterprises.**	Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by American National Can Group, Inc. with the Securities and Exchange Commission under File No. 1-15163, for the period ended September 30, 1999.

10.37	—	Amendment to Can Supply Agreement, dated as of June 25, 2002, between Rexam Beverage Can Company and Coca-Cola Enterprises.**	Exhibit 99 to our Registration Statement on Form S-3, No. 333-100543.

10.38	—	Amendment (Letter Agreement) to Can Supply Agreement dated June 25, 2002 between Rexam Beverage Can Company and Coca-Cola Enterprises.**	Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.39	—	Amendment (Letter Agreement) to Can Supply Agreement, dated September 3, 2003, between Rexam Beverage Can Company and Coca-Cola Enterprises.**	Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

10.40	—	Share Repurchase Agreement dated January 1, 1991 between The Coca-Cola Company and Coca-Cola Enterprises.	Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.41	—	Form of Bottler’s Agreement.	Exhibit 10.33 to our Annual Report on Form 10 -K for the fiscal year ended December 31, 1996.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing.

10.42	—	Supplemental Agreement with effect from October 6, 2000 among The Coca-Cola Company, The Coca-Cola Export Corporation, Bottling Holdings (Netherlands) B.V., Coca-Cola Enterprises Belgium, Coca-Cola Enterprise, Coca-Cola Enterprises Nederland B.V., Coca-Cola Enterprises Limited, and La Société de Boissons Gazeuses de la Côte d’Azur, S.A.	Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

10.43	—	1999 – 2008 Cold Drink Equipment Purchase Partnership Program for the United States between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 23, 2002); Exhibit 10.1 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: January 23, 2002).

10.44	—	Letter Agreement dated August 9, 2004 amending the 1999 – 2010 Cold Drink Equipment Purchase Partnership Program (United States).**	Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.45	—	Letter agreement, dated December 20, 2005, by and between Coca-Cola Enterprises and The Coca-Cola Company, amending and restating 1999 – 2010 Cold Drink Equipment Purchase Partnership Program.**	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: December 20, 2005).

10.46	—	Cold Drink Equipment Purchase Partnership Program for Europe between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: January 23, 2002); Exhibit 10.2 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: January 23, 2002).

10.47	—	Amendment dated February 8, 2005 between Coca-Cola Enterprises and The Coca-Cola Export Corporation to Cold Drink Equipment Purchase Partnership Program of January 23, 2002.**	Exhibit 10 to our Current Report on Form 8-K (Date of Report: February 8, 2005); Exhibit 10 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: February 8, 2005).

10.48	—	1998-2008 Cold Drink Equipment Purchase Partnership Program for Canada between Coca-Cola Enterprises and The Coca-Cola Company, as amended and restated January 23, 2002.**	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: January 23, 2002); Exhibit 10.3 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: January 23, 2002).

10.49	—	Letter Agreement dated August 9, 2004 amending the 1999 – 2010 Cold Drink Equipment Purchase Partnership Program (Canada).**	Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing.

10.50	—	Letter Agreement dated December 20, 2005, by and between Coca-Cola Bottling Company and Coca-Cola Ltd., amending and restating 1998 – 2010 Cold Drink Equipment Purchase Partnership Program.**	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: December 20, 2005).

10.51	—	Letter Agreement dated May 1, 2006 from The Coca-Cola Company to Coca-Cola Enterprises Inc. amending the U.S. and Canada Cold Drink Equipment Purchase Partnership Programs.	Exhibit 10.1 to Current Report on Form 8-K (Date of report: May 9, 2006).

10.52	—	Agreement for Marketing Programs with The Coca-Cola Company in the former Herb bottling territories, between Coca-Cola Enterprises and The Coca-Cola Company.	Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.53	—	Growth Initiative Program agreement with The Coca-Cola Company dated April 15, 2002.	Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2002.

10.54	—	Letter agreement dated March 11, 2003 between The Coca-Cola Company and Coca-Cola Enterprises amending Growth Initiative Program agreement dated April 15, 2002.	Exhibit 10.44 to our Current Report on Form 10-K for the fiscal year ended December 31, 2002.

10.55	—	Letter Agreement dated July 13, 2004 terminating the Growth Initiative Program, eliminating SMF funding, and providing a new concentrate pricing schedule.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.56	—	Letter Agreement dated July 13, 2004 between The Coca-Cola Company and Coca-Cola Enterprises establishing a Global Marketing Fund.	Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.57	—	Undertaking from Bottling Holdings (Luxembourg), dated October 19, 2004, relating to various commercial practices that had been under investigation by the European Commission.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: October 19, 2004).

10.58	—	Final Undertaking from Bottling Holdings (Luxembourg) adopted by European Commission on June 22, 2005.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: June 22, 2005).

12	—	Statement re computation of ratios.	Filed herewith.

21	—	Subsidiaries of the Registrant.	Filed herewith.

23	—	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the

file numbers noted wherever such statements
are identified in the exhibit listing.

24	—	Powers of Attorney.	Filed herewith.

31.1	—	Certification by John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to §302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241).	Filed herewith.

31.2	—	Certification by William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to §302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241).	Filed herewith.

32.1	—	Certification by John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to §906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §1350).	Filed herewith.

32.2	—	Certification by William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to §906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §1350).	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form pursuant to Item 15(b).
**	The filer has requested confidential treatment with respect to portions of this document.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedules

See item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC. (Registrant)

By:	/s/ JOHN F. BROCK
John F. Brock
President and Chief Executive Officer

Date: February 16, 2007

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN F. BROCK (John F. Brock)	President and Chief Executive Officer and a Director	February 16, 2007

/S/ WILLIAM W. DOUGLAS III (William W. Douglas III)	Senior Vice President and Chief Financial Officer (principal financial officer)	February 16, 2007

/S/ CHARLES D. LISCHER (Charles D. Lischer)	Vice President, Controller and Chief Accounting Officer (principal accounting officer)	February 16, 2007

* (Lowry F. Kline)	Chairman of the Board and a Director	February 16, 2007

* (Fernando Aguirre)	Director	February 16, 2007

* (James E. Copeland, Jr.)	Director	February 16, 2007

* (Calvin Darden)	Director	February 16, 2007

* (J. Trevor Eyton)	Director	February 16, 2007

* (Gary P. Fayard)	Director	February 16, 2007

* (Irial Finan)	Director	February 16, 2007

Signature	Title	Date

* (Marvin J. Herb)	Director	February 16, 2007

* (L. Phillip Humann)	Director	February 16, 2007

* (Donna A. James)	Director	February 16, 2007

* (Summerfield K. Johnston, III)	Director	February 16, 2007

* (Paula R. Reynolds)	Director	February 16, 2007

*By:	/S/ JOHN J. CULHANE
John J. Culhane
Attorney-in-Fact

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005, and 2004	F-2

F-1

COCA-COLA ENTERPRISES INC.

10-K SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe		Balance at End of Period
Fiscal Year Ended:
December 31, 2006
Allowances for losses on trade accounts	$40	$17	$—	$7	(A)	$50	(B)
Valuation allowances for deferred tax assets	74	4	—	—	(C)	78
Fiscal Year Ended:
December 31, 2005
Allowances for losses on trade accounts	43	14	—	17	(A)	40	(B)
Valuation allowances for deferred tax assets	88	(3)	—	11	(D)	74
Fiscal Year Ended:
December 31, 2004
Allowances for losses on trade accounts	46	2	—	5	(A)	43	(B)
Valuation allowances for deferred tax assets	125	13	—	50	(E)	88

(A)	Charge-offs of/adjustments for uncollectible accounts, net.
(B)

Our allowances for losses on trade accounts receivable represent an estimate for losses related to bad debts and billing adjustments. The deductions presented in this table represent the activity specifically related to bad debts.

(C)	Valuation allowance increase of $4 million for changes to state net operating loss carryforward assets, offset by a $4 million reduction due to net operating loss expirations.
(D)	Valuation allowance reductions of $6 million for changes to state net operating loss carryforward assets and $5 million due to net operating loss expirations.
(E)	Valuation allowance reductions of $29 million for changes to state net operating loss carryforward assets and $21 million due to net operating loss expirations.

F-2