Form 10-Q
period 2007-03-30
COCA COLA ENTERPRISES INC
filed 2007-05-03
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-09300

(Exact name of registrant as specified in its charter)

Delaware	58-0503352
(State of incorporation)	(I.R.S. Employer Identification No.)

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

480,941,325 Shares of $1 Par Value Common Stock as of March 30, 2007

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 30, 2007

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Three Months Ended
	March 30, 2007	March 31, 2006
Net operating revenues	$4,567	$4,333
Cost of sales	2,795	2,596

Gross profit	1,772	1,737
Selling, delivery, and administrative expenses	1,581	1,561

Operating income	191	176
Interest expense, net	156	152
Other nonoperating expense, net	(14)	—

Income before income taxes	21	24
Income tax expense	6	8

Net income	$15	$16

Basic net income per share	$0.03	$0.03

Diluted net income per share	$0.03	$0.03

Dividends declared per share	$0.06	$—

Basic weighted average common shares outstanding	478	473

Diluted weighted average common shares outstanding	483	479

Income (expense) amounts from transactions with The Coca-Cola Company – Note 6:
Net operating revenues	$151	$137
Cost of sales	(1,288)	(1,178)
Selling, delivery, and administrative expenses	6	3

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	March 30, 2007	December 31, 2006
ASSETS
Current:
Cash and cash equivalents	$110	$184
Trade accounts receivable, less allowances of $52 and $50, respectively	2,130	2,089
Inventories	959	792
Current deferred income tax assets	217	230
Prepaid expenses and other current assets	404	401

Total current assets	3,820	3,696
Property, plant, and equipment, net	6,590	6,698
Goodwill	604	603
Franchise license intangible assets, net	11,487	11,452
Customer distribution rights and other noncurrent assets, net	740	781

Total assets	$23,241	$23,230

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,511	$2,732
Amounts payable to The Coca-Cola Company, net	281	218
Deferred cash receipts from The Coca-Cola Company	64	64
Current portion of debt	856	804

Total current liabilities	3,712	3,818
Debt, less current portion	9,395	9,218
Retirement and insurance programs and other long-term obligations	1,374	1,423
Deferred cash receipts from The Coca-Cola Company, less current	161	174
Long-term deferred income tax liabilities	4,059	4,057
Amounts payable to The Coca-Cola Company, net	4	14

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 488,128,924 and 487,564,031 shares, respectively	488	488
Additional paid-in capital	3,067	3,068
Reinvested earnings	919	940
Accumulated other comprehensive income	166	143
Common stock in treasury, at cost – 7,187,599 and 7,873,661 shares, respectively	(104)	(113)

Total shareowners’ equity	4,536	4,526

Total liabilities and shareowners’ equity	$23,241	$23,230

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	March 30, 2007	March 31, 2006
Cash Flows From Operating Activities:
Net income	$15	$16
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	262	244
Loss on equity securities	14	—
Net change in customer distribution rights	3	14
Share-based compensation expense	12	17
Deferred funding income from The Coca-Cola Company, net of cash received	(13)	(27)
Deferred income tax expense	3	8
Pension expense (less) greater than retirement plan contributions	(72)	35
Net changes in assets and liabilities, net of acquisition amounts	(372)	(269)
Other changes, net	81	(50)

Net cash used in operating activities	(67)	(12)

Cash Flows From Investing Activities:
Capital asset investments	(207)	(202)
Capital asset disposals	17	4
Acquisition of bottling operations, net of cash acquired	—	(102)
Other investing activities	(3)	—

Net cash used in investing activities	(193)	(300)

Cash Flows From Financing Activities:
Increase in commercial paper, net	506	281
Issuances of debt	112	193
Payments on debt	(421)	(122)
Dividend payments on common stock	(29)	(28)
Exercise of employee share options	11	6
Other financing activities	6	2

Net cash derived from financing activities	185	332

Net effect of exchange rate changes on cash and cash equivalents	1	(1)

Net Change In Cash and Cash Equivalents	(74)	19
Cash and Cash Equivalents At Beginning of Period	184	107

Cash and Cash Equivalents At End of Period	$110	$126

Supplemental Noncash Investing Activities:
Capital lease additions	$—	$12

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”). For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days in the first quarter of 2007 and 2006.

Reclassifications

We have reclassified certain amounts in our prior year’s Condensed Consolidated Financial Statements to conform to our current presentation.

Seasonality

Our operating results for the three months ended March 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007, due to business seasonality. Business seasonality is the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and interest expense, which are not significantly impacted by business seasonality.

NOTE 2 - NEW ACCOUNTING STANDARDS

Recently Issued Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective January 1, 2008. We are in the process of evaluating the impact that SFAS 159 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We are in the process of evaluating the impact that SFAS 157 will have on our Consolidated Financial Statements.

Recently Adopted Standards

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48, as amended, clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 was effective January 1, 2007 and did not have a material impact on our Condensed Consolidated Financial Statements. For additional information about the adoption of FIN 48, refer to Note 10.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 was effective January 1, 2007 and did not have a material impact on our Condensed Consolidated Financial Statements.

In June 2006, the FASB issued Emerging Issues Task Force (“EITF”) 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). The consensus reached in EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective January 1, 2007. We record substantially all of the taxes within the scope of EITF 06-03 on a net basis, except for certain taxes in Europe. During the three months ended March 30, 2007 and March 31, 2006, we recorded approximately $40 million of taxes within the scope of EITF 06-03 on a gross basis.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 - SHARE-BASED PAYMENT AWARDS

During the three months ended March 30, 2007 and March 31, 2006, we recorded $12 million and $17 million, respectively, in compensation expense related to our share-based payment awards. Our compensation expense for the three months ended March 31, 2006 included $4 million related to the modification of certain awards in connection with our restructuring activities (refer to Note 13). Compensation expense related to our share-based payment awards is recorded in selling, delivery, and administrative (“SD&A”) expenses on our Condensed Consolidated Statement of Operations.

During the three months ended March 30, 2007, we granted 24,650 restricted shares and 4,530 share options to certain employees. We issued an aggregate of 590,800 shares of common stock during the three months ended March 30, 2007 from the exercise of share options. As of March 30, 2007, we had approximately $72 million and $37 million of unrecognized compensation expense related to our unvested restricted shares and unvested share options, respectively. We expect to recognize this compensation expense over a weighted average period of 3.2 years for our unvested restricted shares and 1.8 years for our unvested share options. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 4 - INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of March 30, 2007 and December 31, 2006 (in millions):

	March 30, 2007	December 31, 2006
Finished goods	$661	$495
Raw materials and supplies	298	297

Total inventories	$959	$792

NOTE 5 - PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of March 30, 2007 and December 31, 2006 (in millions):

	March 30, 2007	December 31, 2006
Land	$493	$492
Building and improvements	2,465	2,425
Cold drink equipment	5,768	5,676
Fleet	1,688	1,685
Machinery, equipment, and containers	3,559	3,500
Furniture and office equipment	1,146	1,112

Property, plant, and equipment	15,119	14,890
Less: accumulated depreciation and amortization	8,709	8,465

	6,410	6,425
Construction in process	180	273

Property, plant, and equipment, net	$6,590	$6,698

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 - RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume during the three months ended March 30, 2007 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of March 30, 2007. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the three months ended March 30, 2007 and March 31, 2006 (in millions):

	Three Months Ended
	2007	2006
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$100	$96
Dispensing equipment repair services	19	18
Other transactions	32	23

Total	$151	$137

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,143)	$(1,070)
Purchases of sweeteners	(74)	(76)
Purchases of finished products	(203)	(162)
Marketing support funding earned	120	103
Cold drink equipment placement funding earned	12	27

Total	$(1,288)	$(1,178)

Amounts affecting selling, delivery, and administrative expenses	$6	$3

During the first quarter of 2007, we entered into a $104 million discretionary marketing arrangement in North America with TCCC. The activities required under this arrangement were agreed to during the annual joint planning process and include (1) an annual total soft drink price pack plan; (2) support for the implementation of segmented merchandising; and (3) support of shared strategic initiatives. Amounts under this program will be received quarterly during 2007 and are included in the marketing support funding earned in the preceding table. These amounts are recognized in cost of sales as inventory is sold. If we do not meet the stated requirements under this arrangement, TCCC may remove some or all of the funding on a prospective basis.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 - DEBT

The following table summarizes our debt as of March 30, 2007 and December 31, 2006 (in millions):

	March 30, 2007		December 31, 2006
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$797	5.3%	$689	5.3%
Euro and pound sterling commercial paper	548	4.1	161	5.1
Canadian dollar commercial paper	168	4.3	148	4.3
U.S. dollar notes due 2008-2037	1,790	5.3	1,791	5.3
Euro and pound sterling notes due 2007-2021(B)	2,512	5.0	2,887	5.1
Canadian dollar notes due 2009	130	5.9	129	5.9
U.S. dollar debentures due 2012-2098	3,783	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(C)	213	8.4	209	8.4
Various non-U.S. currency debt and credit facilities	114	—	22	—
Capital lease obligations(D)	150	—	156	—
Other debt obligations	46	—	47	—

Total debt	10,251		10,022

Less: current portion of debt	856		804

Debt, less current portion	$9,395		$9,218

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding.
(B)	In March 2007, a 300 million Eurobond, 5.88 percent note (U.S. $394 million) matured. In connection with the maturing of this note, we increased our borrowings under our Euro commercial paper program.
(C)	These amounts are shown net of unamortized discounts of $416 million and $420 million as of March 30, 2007 and December 31, 2006, respectively.
(D)	These amounts represent the present value of our minimum capital lease payments as of March 30, 2007 and December 31, 2006.

At March 30, 2007 and December 31, 2006, approximately $1.8 billion and $1.4 billion, respectively, of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our Condensed Consolidated Balance Sheets as a result of our intent and ability to refinance these borrowings on a long-term basis. If we are unable to refinance these borrowings with similar obligations we would refinance the borrowings through amounts available under our committed domestic and international credit facilities.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. Amounts available under our committed credit facilities are a backstop to our domestic and international commercial paper programs and support our working capital needs. Amounts available under our public debt facilities could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. The following table summarizes our availability under debt and credit facilities as of March 30, 2007 and December 31, 2006 (in millions):

	March 30, 2007	December 31, 2006
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities(A)	$1,430	$1,940
Amounts available under public debt facilities:(B)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program(C)	—	1,514

Total amounts available under public debt facilities	3,221	4,735

Total amounts available	$4,651	$6,675

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(A)

Amounts are shown net of outstanding commercial paper totaling $1.5 billion and $998 million as of March 30, 2007 and December 31, 2006, respectively, since these facilities are a backstop to our commercial paper programs. At March 30, 2007 and December 31, 2006, there were no outstanding borrowings under our committed credit facilities. Our primary committed facility matures in 2009 and is a $2.5 billion revolving credit facility with a syndicate of 26 banks.

(B)	Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.
(C)	In March 2007, our Euro medium-term note program expired as scheduled. We did not renew this program.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of March 30, 2007. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

We guarantee debt and other obligations of certain third parties. In North America, we guarantee repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of March 30, 2007 and December 31, 2006 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2007	2006	2007	2006
Manufacturing cooperative	Various through 2015	$240	$240	$222	$222
Vending partnership	November 2009	17	17	14	11

		$257	$257	$236	$233

We hold no assets as collateral against these guarantees and no contractual recourse provisions exist under the guarantees that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Contingencies

On February 7, 2006, a purported class action lawsuit was filed against us and several of our current and former officers and directors (the “Argento Suit”). The lawsuit alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. “Copycat” lawsuits virtually identical to this suit, some raising derivative claims under Delaware state law and others bringing claims under the Employees’ Retirement Income Security Act, were filed in courts in Delaware and Georgia. The Delaware suit names TCCC as a defendant and alleges that we are “controlled” by TCCC to our detriment and to the detriment of our shareowners. The various suits have been consolidated in each court by suit type. Amended complaints containing allegations substantially similar to the original suits have now been filed in each suit. We possess strong defenses to the claims raised in these lawsuits and have asked the courts to dismiss each of the suits. In an order dated February 7, 2007, the court granted our motion to dismiss the consolidated securities class action in Atlanta. The court’s order was without prejudice, and the plaintiffs have re-filed their suit and we have again asked that the case be dismissed. In an order dated March 13, 2007, that same federal court granted our motion to dismiss a related derivative lawsuit. At this time, it is not possible for us to predict the ultimate outcome of these matters.

We and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas Supreme Court in November 2004. In an opinion issued October 20, 2006, the Texas Supreme Court reversed the Texas Court of Appeals’ judgment and either dismissed or rendered judgment in favor of us on the claims that were the subject of the appeal. The plaintiffs have filed a motion for rehearing, but the Texas Supreme Court has not yet ruled on their motion. The claims of three remaining plaintiffs in this case remain to be tried. We intend to vigorously defend against an unfavorable outcome in these claims. At this time, we have not recorded any amounts for potential awards related to the three remaining claims.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Several of these suits have now been resolved and are to be dismissed, subject to final court approval. Amounts to be paid toward the settlements reached in these suits have been recorded in our Condensed Consolidated Financial Statements. Our California subsidiary is vigorously defending against the remaining claims. At this time, it is not possible for us to predict the ultimate outcome of these matters.

We are a party to various other matters of litigation or claims, including other employment matters, generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these matters, we believe that any ultimate liability would not have a material adverse effect on our Condensed Consolidated Financial Statements.

Environmental

At March 30, 2007, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

believe any ultimate liability under these PRP designations will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 38 other federal and 10 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for having deposited hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or through the courts. Currently, there are assessments involving certain of our subsidiaries, including one of our Canadian subsidiaries, which may not be resolved for many years. We believe we have substantial defenses to the questions being raised and would pursue all legal remedies before an unfavorable outcome would result. We believe we have adequately provided for any assessments that could result from those proceedings where it is more likely than not that we will pay some amount. At this time, it is not possible for us to predict the ultimate outcome of some of these matters.

Cold Drink Equipment Placement Funding Earned

We participate in programs with TCCC designed to promote the placement of cold drink equipment (“Jumpstart Programs”). Under the Jumpstart Programs, as amended, we agree to (1) purchase and place specified numbers of cold drink equipment each year through 2010; (2) maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum sales volume of TCCC products; and (5) achieve for TCCC a certain gross profit on TCCC products sold through energy coolers. We have agreed to relocate equipment if it is not generating sufficient volume to meet minimum requirements. Movement of the equipment is required only if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the programs.

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

Letters of Credit

At March 30, 2007, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $291 million and letters of credit for certain operating activities aggregating $3 million.

Indemnifications

In the normal course of business, we enter into agreements that provide general indemnifications. We have not made significant indemnification payments under such agreements in the past and we believe

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the likelihood of incurring such obligations in the future is remote. Furthermore, we cannot reasonably estimate future potential payment obligations, because we cannot predict when and under what circumstances they may be incurred. As a result, we have not recorded a liability in our Condensed Consolidated Financial Statements with respect to these general indemnifications.

Rexam Strike

On April 10, 2007, certain workers at U.S. plants of Rexam PLC, our primary supplier of cans in North America, went on strike. We have executed contingency plans and are working with our suppliers to limit the potential impact on our can supply. At this time, we are unable to predict when our supply of cans will be insufficient to meet demand, but if the strike were to continue for a prolonged period of time, it is likely that our can supply would be adversely affected.

NOTE 9 - PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three months ended March 30, 2007 and March 31, 2006 (in millions):

	Three Months Ended
	2007	2006
Components of net periodic benefit costs:
Service cost	$36	$36
Interest cost	43	39
Expected return on plan assets	(53)	(46)
Amortization of prior service cost	1	—
Recognized actuarial loss	14	20

Net periodic benefit cost	$41	$49

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs and the specific cost to us for those programs and other postretirement healthcare is not significant. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three months ended March 30, 2007 and March 31, 2006 (in millions):

	Three Months Ended
	2007	2006
Components of net periodic benefit costs:
Service cost	$3	$3
Interest cost	6	6
Amortization of prior service credit	(3)	(3)
Recognized actuarial loss	1	1

Net periodic benefit cost	$7	$7

Contributions

Contributions to our pension and other postretirement benefit plans were $120 million and $21 million for the three months ended March 30, 2007 and March 31, 2006, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2007, as well as our actual contributions for the year ended December 31, 2006 (in millions):

	Projected 2007	Actual 2006
Pension - U.S.	$105	$137
Pension - Non-U.S.	81	77
Other Postretirement	23	21

Total contributions	$209	$235

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 - INCOME TAXES

Our effective tax rate was 28 percent and 31 percent for the three months ended March 30, 2007 and March 31, 2006, respectively. The following table provides a reconciliation of the income tax provision at the statutory federal rate to our actual income tax provision for the three months ended March 30, 2007 and March 31, 2006 (in millions):

	Three Months Ended
	2007	2006
U.S. federal statutory expense	$7	$8
State expense, net of federal benefit	1	—
Taxation of European and Canadian operations, net	(2)	(2)
Rate change expense	—	1
Other, net	—	1

Total provision for income taxes	$6	$8

On January 1, 2007, we adopted the provisions of FIN 48. Upon adoption, we recorded an adjustment to retained earnings of $9 million and had gross unrecognized tax benefits for uncertain tax positions totaling $12 million. The amount of unrecognized tax benefits that would impact our effective tax rate if they were recognized is not material. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our Condensed Consolidated Financial Statements. We record interest and penalties related to unrecognized tax benefits in interest expense, net and other nonoperating expense, net, respectively, on our Condensed Consolidated Statement of Operations. Interest and penalties related to unrecognized tax benefits are not material.

The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax jurisdiction	Years subject to examination
U.S. federal, state, and local	1998 - forward
Netherlands	2001 - forward
Canada and Luxembourg	2002 - forward
Belgium, France, and Great Britain	2004 - forward

NOTE 11 - EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the dilutive effect of securities. To the extent these securities are antidilutive, they are excluded from the calculation of earnings per share. The following table summarizes our basic and diluted earnings per share calculations for the three months ended March 30, 2007 and March 31, 2006 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended
	2007	2006
Net income	$15	$16

Basic weighted average common shares outstanding (A)	478	473
Effect of dilutive securities (B)	5	6

Diluted weighted average common shares outstanding (A)	483	479

Basic earnings per share	$0.03	$0.03

Diluted earnings per share	$0.03	$0.03

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(A)

At March 30, 2007 and March 31, 2006, we were obligated to issue, for no additional consideration, 1.4 million and 3.0 million common shares, respectively, under deferred stock plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share for each period presented.

(B)

Options to purchase 48 million and 54 million common shares were outstanding as of March 30, 2007 and March 31, 2006, respectively. Of these amounts, options to purchase 33 million and 35 million common shares for the three months ended March 30, 2007 and March 31, 2006, respectively, were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the three months ended March 30, 2007 and March 31, 2006, we made dividend payments on common stock totaling $29 million and $28 million, respectively, which represented our regular quarterly dividend of $0.06 per common share.

NOTE 12 - COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. The following table summarizes our comprehensive income for the three months ended March 30, 2007 and March 31, 2006 (in millions):

	Three Months Ended
	2007	2006
Net income	$15	$16
Currency translations	23	9
Net investment hedges, net of tax	(3)	(5)
Pension liability adjustments, net of tax	7	—
Other adjustments, net of tax	(4)	—

Net comprehensive income adjustments, net of tax	23	4

Comprehensive income	$38	$20

NOTE 13 - RESTRUCTURING ACTIVITIES

2007 and 2008 Program

During the three months ended March 30, 2007, we recorded restructuring charges totaling $26 million. These charges, included in SD&A expenses, were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American and European operations as well as our corporate headquarters. Through this restructuring program we will (1) enhance standardization in our operating structure and business practices; (2) create a more efficient supply chain and order

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Unaudited)

fulfillment structure; and (3) improve customer service in North America through the implementation of a new selling system for smaller customers. During the remainder of 2007 and in 2008, we expect these restructuring activities to result in additional charges totaling approximately $275 million, including transition costs. We expect to be substantially complete with these restructuring activities by the end of 2008 and expect a net job reduction of approximately 5 percent of our total workforce, or approximately 3,500 positions. The following table summarizes these restructuring activities for the three months ended March 30, 2007 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2006	$—	$—	$—
Provision	20	6	26
Cash payments	(1)	(4)	(5)

Balance at March 30, 2007	$19	$2	$21

2005 and 2006 Program

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

The following table summarizes these restructuring activities for the years ended December 31, 2005 and 2006, and for the three months ended March 30, 2007 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2004	$—	$—	$—
Provision	61	19	80
Cash payments	(18)	(19)	(37)
Non-cash payments	(10)	—	(10)

Balance at December 31, 2005	$33	$—	$33
Provision	45	21	66
Cash payments	(41)	(14)	(55)
Non-cash payments	(4)	—	(4)

Balance at December 31, 2006	$33	$7	$40
Cash payments	(13)	(3)	(16)

Balance at March 30, 2007	$20	$4	$24

For additional information about our restructuring activities, refer to Notes 16 and 18 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Unaudited)

NOTE 14 – OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores, Inc accounted for approximately 11 percent and 10 percent of our net operating revenues during the three months ended March 30, 2007 and March 31, 2006, respectively. No single customer accounted for more than 10 percent of our net operating revenues in Europe during the three months ended March 30, 2007 and March 31, 2006.

We evaluate our operating segments separately to individually monitor the different factors affecting their financial performance. Segment income or loss includes substantially all of the segment’s cost of production, distribution, and administration. Our information technology, share-based compensation, and debt portfolio are all managed on a global basis and, therefore, expenses and/or costs attributable to these activities are included in our corporate operating segment. In addition, certain administrative expenses for departments that support our segments such as legal, accounting, and risk management are included in our corporate operating segment. We evaluate segment performance and allocate resources based on several factors, of which net revenues and operating income are the primary financial measures.

The following table summarizes selected financial information about our operating segments (in millions):

	North America (A)	Europe (B)	Corporate	Consolidated
Three months ended March 30, 2007:
Net operating revenues	$3,237	$1,330	$—	$4,567
Operating income (C)	173	131	(113)	191
Capital asset investments	117	77	13	207

Three months ended March 31, 2006:
Net operating revenues	$3,195	$1,138	$—	$4,333
Operating income (D)	222	78	(124)	176
Capital asset investments	135	59	8	202

(A)	Canada contributed approximately 8 percent of North America’s net operating revenues during the three months ended March 30, 2007 and March 31, 2006.
(B)	Great Britain contributed approximately 41 percent and 43 percent of Europe’s net operating revenues during the three months ended March 30, 2007 and March 31, 2006, respectively.
(C)	For the three months ended March 30, 2007, our operating income in North America, Europe, and Corporate included restructuring charges totaling $22 million, $1 million, and $3 million, respectively.
(D)	For the three months ended March 31, 2006, our operating income in North America, Europe, and Corporate included restructuring charges totaling $4 million, $28 million, and $7 million, respectively.

NOTE 15 – OTHER EVENTS AND TRANSACTIONS

Central Acquisition

On February 28, 2006, we acquired the bottling operations of Central Coca-Cola Bottling Company, Inc. (“Central”) for a total adjusted purchase price of $105 million, net of cash acquired. The acquisition of Central, which operates in parts of Virginia, West Virginia, Pennsylvania, Maryland, and Ohio, bolstered our

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATMENTS

(Unaudited)

customer and supply chain alignment in the United States. Based upon our final purchase price allocation, we have assigned a value of $6 million to customer relationships, $81 million to franchise license rights, and $29 million to non-deductible goodwill. The value of the customer relationships is being amortized over a period of 15 years. We have assigned an indefinite life to the franchise license rights since our domestic cola franchise license agreements with TCCC do not expire and our domestic non-cola franchise license agreements with TCCC can be renewed for additional terms with minimal cost (refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for additional information about our franchise license agreements with TCCC). In connection with this acquisition, we recorded a liability as of the acquisition date totaling $1 million for costs associated with the severance and relocation of certain Central employees and the elimination of duplicate facilities. The operating results of Central have been included in our Consolidated Financial Statements since the date of acquisition. This acquisition did not have a material impact on our Consolidated Financial Statements.

Bravo! Foods

In August 2005, we entered into a master distribution agreement (“MDA”) with Bravo! Foods (“Bravo”). Bravo is a producer and distributor of branded, shelf-stable, flavored milk products. The MDA is effective October 31, 2005 through August 15, 2015 and may be terminated by either party subsequent to August 15, 2006, subject to a twelve-month notification period. In conjunction with the execution of this agreement, we received from Bravo a warrant to purchase up to 30 million shares of Bravo common stock at $0.36 per share. The warrant is exercisable in whole or in part at any time until August 31, 2008. The estimated fair value of the warrant on the date received was approximately $14 million. We attributed the value of the warrant received to the MDA and are recognizing this amount on a straight-line basis as a reduction to cost of sales over the term of the MDA. On the date the warrant was received, the 30 million shares represented approximately 19 percent of Bravo’s outstanding common stock. We have accounted for the warrant at cost due to the limited market for Bravo shares. During the three months ended March 30, 2007, we recorded a $14 million loss in other nonoperating expense, net on our Condensed Consolidated Statement of Operations to write-off the value of the warrants after concluding the unrealized loss on our investment was other-than-temporary.

Waste Electrical and Electronic Equipment

During the three months ended March 30, 2007, we recorded a $10 million charge in depreciation expense related to certain obligations associated with the member states adoption of the European Union’s (“EU”) Directive on Waste Electrical and Electronic Equipment (“WEEE”). Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

COCA-COLA ENTERPRISES INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Business

We are the world’s largest marketer, producer, and distributor of bottle and can nonalcoholic beverages. We market, produce, and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States, the District of Columbia, the United States Virgin Islands, and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as “Europe”). Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”).

Licensee of The Coca-Cola Company

Our financial success is greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create new brands; (2) market our products more effectively; (3) find ways to maximize efficiency; and (4) profitably grow the entire Coca-Cola system.

Seasonality

Our operating results for the first quarter of 2007 are not necessarily indicative of the results that may be expected for the full-year ending December 31, 2007 due to business seasonality. Business seasonality is the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and interest expense, which are not significantly impacted by business seasonality.

Financial Results

Our net income in the first quarter of 2007 was $15 million, or $0.03 per diluted common share, compared to net income of $16 million, or $0.03 per diluted common share, in the first quarter of 2006.

Our first quarter of 2007 results included the following items of significance:

•	a $26 million ($18 million net of tax, or $0.04 per diluted common share) charge related to restructuring activities, primarily in North America; and

•	a $14 million ($10 million net of tax, or $0.02 per diluted common share) loss to write-off the value of our Bravo! warrants.

Our first quarter of 2006 results included the following item of significance:

•	a $39 million ($26 million net of tax, or $0.06 per diluted common share) charge related to restructuring activities, primarily in Europe.

Our operating results in the first quarter of 2007 reflect the impact of (1) strong pricing growth and lower volume in North America; (2) continued operating improvement in Europe; (3) higher cost of goods, particularly in North America, driven by significant increases in the cost of aluminum and high fructose corn syrup (“HFCS”); and (4) a continued focus on controlling our operating expenses. We achieved strong pricing growth in North America primarily through rate increases that were implemented during the latter part of 2006 and during the first quarter of 2007. Our volume in North America declined 4.0

COCA-COLA ENTERPRISES INC.

percent, reflecting the negative impact of higher prices and weak category performance for our sparkling beverages (formerly CSD), offset partially by continued growth in water, energy drinks, and sports drinks. In Europe, we achieved balanced pricing and volume growth with bottle and can net price per case growth of 3.0 percent and volume growth of 4.0 percent. Our volume results in Europe reflect the benefit of strong sales of Coca-Cola Zero and solid growth across most categories in our continental European territories, with France, our second largest European territory, generating double digit growth. Our volume in Great Britain, our largest European territory, continued to be negatively impacted by marketplace challenges, including persistent sparkling beverage category weakness.

OPERATIONS REVIEW

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	First Quarter
	2007	2006
Net operating revenues	100.0%	100.0%
Cost of sales	61.2	59.9

Gross profit	38.8	40.1
Selling, delivery, and administrative expenses	34.6	36.0

Operating income	4.2	4.1
Interest expense, net	3.4	3.5
Other nonoperating expense, net	(0.3)	0.0

Income before income taxes	0.5	0.6
Income tax expense	0.2	0.2

Net income	0.3%	0.4%

Operating Income

The following table summarizes our operating income by operating segment for the periods presented (in millions; percentages rounded to the nearest  1/2 percent):

	First Quarter
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
North America	$173	90.5%	$222	126.0%
Europe	131	68.5	78	44.5
Corporate	(113)	(59.0)	(124)	(70.5)

Consolidated	$191	100.0%	$176	100.0%

COCA-COLA ENTERPRISES INC.

Our operating income increased $15 million, or 8.5 percent, in the first quarter of 2007 to $191 million from $176 million in the first quarter of 2006. The following table summarizes the significant components of the change in our first quarter of 2007 operating income (in millions; percentages rounded to the nearest  1/2 percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost, and mix on gross profit	$28	16.0%
Impact of bottle and can volume on gross profit	(28)	(16.0)
Impact of Jumpstart funding on gross profit	(15)	(8.5)
Selling, delivery, and administrative expenses	(4)	0.0
Net impact of restructuring charges in 2007 and 2006	13	8.0
Currency exchange rate changes	6	0.5
Other changes	15	8.5

Change in operating income	$15	8.5%

Net Operating Revenues

Net operating revenues increased 5.5 percent in the first quarter of 2007 to $4.6 billion. The percentage of our first quarter of 2007 net operating revenues derived from North America and Europe was 71 percent and 29 percent, respectively. Great Britain contributed approximately 41 percent of Europe’s net operating revenues in the first quarter of 2007.

During the first quarter of 2007, our net operating revenues in North America were impacted by strong pricing growth and a decline in volume. Our pricing growth was primarily attributable to rate increases, which were implemented to cover higher raw material costs. Our volume decline was driven by higher prices and weak sparkling beverage trends, offset partially by continued growth in water, energy drinks, and sports drinks. In Europe, our net operating revenues reflect balanced pricing and volume growth, which was driven by strong sales of Coca-Cola Zero and solid volume growth in our continental European territories. Our volume in Great Britain, however, continued to be negatively impacted by persistent weakness in the sparkling beverage category and difficult retail trends.

Net operating revenue per case increased 7.5 percent in the first quarter of 2007 versus the first quarter of 2006. The following table summarizes the significant components of the change in our first quarter of 2007 net operating revenue per case (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in net operating revenue per case:
Bottle and can net price per case	4.0%	3.0%	4.0%
Customer marketing and other promotional adjustments	0.0	(1.0)	0.0
Post mix revenues, agency revenues, and other revenues	1.0	0.5	1.0
Currency exchange rate changes	0.0	10.0	2.5

Change in net operating revenue per case	5.0%	12.5%	7.5%

Our bottle and can sales accounted for 90 percent of our net operating revenues during the first quarter of 2007. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per

COCA-COLA ENTERPRISES INC.

package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher margin packages that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our first quarter of 2007 bottle and can net price per case was primarily achieved through rate increases.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the United States, we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative of the North American bottling system. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $550 million and $465 million in the first quarter of 2007 and 2006, respectively. Our 2006 amount included net customer marketing accrual reductions related to prior year programs of $13 million. The cost of these various programs as a percentage of gross revenues was approximately 7.1 percent and 6.1 percent in the first quarter of 2007 and 2006, respectively. The increase in the cost of these various programs as a percentage of gross revenues was primarily the result of increased promotional activities, primarily in Europe.

Cost of Sales

Cost of sales increased 7.5 percent in the first quarter of 2007 to $2.8 billion. Cost of sales per case increased 9.5 percent in the first quarter of 2007 versus the first quarter of 2006. The following table summarizes the significant components of the change in our first quarter of 2007 cost of sales per case (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	7.5%	2.0%	6.5%
Bottle and can marketing credits and Jumpstart funding	(1.0)	0.0	(1.0)
Costs related to post mix, agency, and other revenues	1.5	0.0	1.0
Currency exchange rate changes	0.0	10.0	3.0

Change in cost of sales per case	8.0%	12.0%	9.5%

During the first quarter of 2007, the increase in our bottle and can ingredient and packaging costs was primarily the result of significant increases in the cost of aluminum and HFCS in North America. We also experienced higher costs associated with package mix shifts and an increase in the cost of concentrate. The increase in the cost of aluminum was partially due to the expiration of a supplier pricing agreement on December 31, 2006 that capped the price we paid for a majority of our North American aluminum purchases at 85 cents per pound.

Rexam Strike

On April 10, 2007, certain workers at U.S. plants of Rexam PLC, our primary supplier of cans in North America, went on strike. We have executed contingency plans and are working with our suppliers to limit the potential impact on our can supply. At this time, we are unable to predict when our supply of cans will be insufficient to meet demand, but if the strike were to continue for a prolonged period of time, it is likely that our can supply would be adversely affected.

COCA-COLA ENTERPRISES INC.

Volume

The following table summarizes the change in our first quarter of 2007 bottle and can volume versus the first quarter of 2006, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2006 (selling days were the same in the first quarter of 2007 and 2006; rounded to the nearest  1/2 percent):

	North America	Europe	Consolidated
Change in volume	(3.5)%	4.0%	(2.0)%
Impact of acquisition	(0.5)	0.0	0.0

Change in volume, adjusted for acquisition	(4.0)%	4.0%	(2.0)%

North America comprised 76 percent and 77 percent of our consolidated bottle and can volume during the first quarter of 2007 and 2006, respectively. Great Britain contributed 40 percent and 44 percent of our European bottle and can volume during the first quarter of 2007 and 2006, respectively.

Brands

The following table summarizes our first quarter of 2007 bottle and can volume results by major brand category, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2006 (selling days were the same in the first quarter of 2007 and 2006; rounded to the nearest  1/2 percent):

	Change	Percent of Total
North America:
Coca-Cola trademark	(6.0)%	58.0%
Sparkling flavors and energy	(5.5)	25.5
Juices, isotonics, and other	(3.0)	7.5
Water	19.0	9.0

Total	(4.0)%	100.0%

Europe:
Coca-Cola trademark	3.5%	70.5%
Sparkling flavors and energy	2.0	17.0
Juices, isotonics, and other	4.0	9.5
Water	26.0	3.0

Total	4.0%	100.0%

Consolidated:
Coca-Cola trademark	(3.5)%	61.0%
Sparkling flavors and energy	(4.5)	23.5
Juices, isotonics, and other	(1.0)	8.0
Water	19.5	7.5

Total	(2.0)%	100.0%

The overall performance of our product portfolio continued to be impacted by underlying trends in the marketplace, which reflect a consumer preference for diet and lower-calorie beverages and an increased demand for specialized beverage choices. In order to capitalize on these trends, we continue to focus our product and package innovation on diet and light brands, water brands, teas, and sports and energy drinks. Our innovation during the first quarter of 2007 included product introductions such as Diet Coke Plus, Coca-Cola Zero Cherry, and Vault Red Blitz in North America and the expansion of Coca-Cola Zero in Europe.

During the first quarter of 2007, our sales volume in North America declined 4.0 percent as compared to the first quarter of 2006. This decrease was due, in part, to significant price increases that were

COCA-COLA ENTERPRISES INC.

implemented during the latter part of 2006 and during the first quarter of 2007. We experienced a 6.0 percent decline in our
Coca-Cola trademark portfolio, which included an 8.5 percent decline in our regular Coca-Cola trademark products and a 2.5 percent decrease in our diet Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was primarily attributable to lower sales of Coca-Cola classic and Black Cherry Vanilla Coke. The decline in our diet Coca-Cola trademark products was primarily driven by lower sales of Diet Black Cherry Vanilla Coke, offset partially by a year-over-year increase in the sale of Coca-Cola Zero and the launch of Coca-Cola Zero Cherry during the first quarter of 2007.

Our sparkling flavors and energy volume in North America decreased 5.5 percent during the first quarter of 2007. This decrease was primarily driven by lower sales of our Sprite products, offset partially by increased sales volume of our energy drink portfolio, including Full Throttle and Rockstar. Our juices, isotonics, and other volume decreased 3.0 percent in North America during the first quarter of 2007. This decrease was due to a decline in the sale of Minute Maid products, offset partially by POWERade volume growth. We also benefited from the growth of our tea portfolio, which included sales of Gold Peak, a premium iced tea beverage, new Nestea products, and our expanded relationship with AriZona tea. Our water brands continued to perform well in North America, increasing 19.0 percent during the first quarter of 2007. This performance was primarily driven by higher Dasani sales volume.

In Europe, the sales volume of our Coca-Cola trademark products increased 3.5 percent during the first quarter of 2007. Our regular Coca-Cola trademark products increased 0.5 percent, driven by higher sales of Coca-Cola. Our zero-sugar Coca-Cola trademark products increased 9.5 percent, which was primarily attributable to strong sales of Coca-Cola Zero, which was introduced in France and The Netherlands during the first quarter of 2007, and in Great Britain and Belgium during the second and third quarters of 2006, respectively. Our sparkling flavors and energy volume in Europe increased 2.0 percent during the first quarter of 2007, while our juices, isotonics, and other volume increased 4.0 percent. The increase in our juices, isotonics, and other volume was primarily driven by volume growth in our sports drinks, POWERade and Aquarius.

Packages

The following table summarizes our first quarter of 2007 volume results by major package category, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2006 (selling days were the same in the first quarter of 2007 and 2006; rounded to the nearest  1/2 percent):

	Change	Percent of Total
North America:
Cans	(5.0)%	58.5%
20-ounce	(7.5)	14.5
2-liter	(8.5)	11.0
Other (includes 500 ml and 32-ounce)	9.5	16.0

Total	(4.0)%	100.0%

Europe:
Cans	0.0%	37.5%
Multi-serve PET (1-liter and greater)	5.0	33.0
Single-serve PET	12.5	13.5
Other	4.0	16.0

Total	4.0%	100.0%

COCA-COLA ENTERPRISES INC.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (“SD&A”) expenses increased $20 million, or 1.5 percent, to $1.6 billion in the first quarter of 2007. The following table summarizes the significant components of the change in our first quarter of 2007 SD&A expenses (in millions; percentages rounded to the nearest  1/2 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
Administrative expenses	$(16)	(1.0)%
Delivery and merchandise expenses	6	0.5
Selling and marketing expenses	(9)	(0.5)
Depreciation and amortization expense	8	0.5
Net impact of restructuring charges in 2007 and 2006	(13)	(1.0)
Currency exchange rate changes	29	2.0
Other expenses	15	1.0

Change in SD&A expenses	$20	1.5%

SD&A expenses as a percentage of net operating revenues was 34.6 percent and 36.0 percent in the first quarter of 2007 and 2006, respectively. The decrease in our SD&A expenses as a percentage of net operating revenues was primarily the result of a continued focus on controlling the growth of our operating expenses and lower restructuring charges.

During the first quarter of 2007, we recorded restructuring charges totaling $26 million. These charges were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American and European operations as well as our corporate headquarters. Through this restructuring program we will (1) enhance standardization in our operating structure and business practices; (2) create a more efficient supply chain and order fulfillment structure; and (3) improve customer service in North America through the implementation of a new selling system for smaller customers. During the remainder of 2007 and in 2008, we expect these restructuring activities to result in additional charges totaling approximately $275 million, including transition costs. We expect to be substantially complete with these restructuring activities by the end of 2008 and expect a net job reduction of approximately 5 percent of our total workforce, or approximately 3,500 positions.

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

During the first quarter of 2007, we recorded a $10 million charge in depreciation expense related to certain obligations associated with the member states adoption of the European Union’s (“EU”) Directive on Waste Electrical and Electronic Equipment (“WEEE”). Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

COCA-COLA ENTERPRISES INC.

As a result of ineffectiveness associated with certain vehicle fuel derivatives designated as cash flow hedges, we recorded a $7 million gain during the first quarter of 2007. These derivatives hedge a portion of our vehicle fuel purchases in North America for the remainder of 2007. If these hedges had not resulted in ineffectiveness, the gains would have impacted earnings in the period that the forecasted vehicle fuel purchases were made. For additional information about our derivative instruments, refer to Notes 1 and 5 of the Notes to Consolidated Financial Statements in our Form 10-K.

Interest Expense

Interest expense, net increased 2.5 percent in the first quarter of 2007 to $156 million from $152 million in the first quarter of 2006. The following table summarizes the primary items that impacted our interest expense in the first quarter of 2007 and 2006 ($ in billions):

	First Quarter
	2007	2006
Average outstanding debt balance	$10.1	$10.2

Weighted average cost of debt	6.1%	5.9%
Fixed-rate debt (% of portfolio)	77%	83%
Floating-rate debt (% of portfolio)	23%	17%

Other nonoperating expense, net

During the first quarter of 2007, we recorded a $14 million loss to write-off the value of warrants received from Bravo! Foods (“Bravo”) after concluding the unrealized loss on our investment was other-than-temporary. For additional information about the warrants and our relationship with Bravo, refer to Note 15 in this Form 10-Q.

Income Tax Expense

Our effective tax rate was 28 percent and 31 percent for the first quarter of 2007 and 2006, respectively. Our effective tax rate for the first quarter of 2006 included the unfavorable impact of $1 million (4 percentage point increase in our effective tax rate) related to state tax rate increases. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first quarter of 2007 and 2006.

RELATIONSHIP WITH THE COCA-COLA COMPANY

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume during the first quarter of 2007 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of March 30, 2007. For additional information about our transactions with TCCC, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

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

The following table summarizes our availability under debt and credit facilities as of March 30, 2007 and December 31, 2006 (in millions):

	March 30, 2007	December 31, 2006
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities(A)	$1,430	$1,940
Amounts available under public debt facilities:(B)
Shelf registration statement with the U.S. Securities and Exchange Commission	3,221	3,221
Euro medium-term note program(C)	—	1,514

Total amounts available under public debt facilities	3,221	4,735

Total amounts available	$4,651	$6,675

A)

Amounts are shown net of outstanding commercial paper totaling $1.5 billion and $998 million as of March 30, 2007 and December 31, 2006, respectively, since these facilities serve as a backstop to our commercial paper programs. At March 30, 2007 and December 31, 2006, there were no outstanding borrowings under our committed credit facilities. Our primary committed facility matures in 2009 and is a $2.5 billion revolving credit facility with a syndicate of 26 banks.

(B)	Amounts available under each of these public debt facilities and the related costs to borrow are subject to market conditions at the time of borrowing.
(C)	In March 2007, our Euro medium-term note program expired as scheduled. We did not renew this program.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At March 30, 2007 and December 31, 2006, we had approximately $1.5 billion and $998 million, respectively, outstanding in commercial paper. During 2007, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and short-term credit facilities with operating cash flow and intend to refinance the remaining outstanding borrowings.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. In May 2007, Moody’s downgraded our long-term rating from A2 to A3. Currently, our long-term ratings from Moody’s, Standard and Poor’s, and Fitch are A3, A, and A, respectively. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our Condensed Consolidated Financial Statements.

COCA-COLA ENTERPRISES INC.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of March 30, 2007. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first quarter of 2007, our primary sources of cash were proceeds of (1) $506 million from the net issuance of commercial paper and (2) $112 million from the issuance of debt. Our primary uses of cash were for (1) debt repayments of $421 million; (2) capital asset investments of $207 million; (3) pension and other postretirement benefit plan contributions of $120 million; and (4) dividend payments totaling $29 million.

Operating Activities

Our net cash used in operating activities totaled $67 million in the first quarter of 2007 versus $12 million in the first quarter of 2006. This decrease was primarily driven by working capital changes and an increase in our pension and other postretirement benefit plan contributions due to the accelerated timing of certain of these contributions. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our net cash used in investing activities totaled $193 million in the first quarter of 2007 versus $300 million in the first quarter of 2006. This decrease was primarily due to the acquisition of Central Coca-Cola Bottling, Inc. in the first quarter of 2006 for $102 million, net of cash acquired. The following table summarizes our capital asset investments for the first quarter of 2007 and 2006 (in millions):

	First Quarter
	2007	2006
Supply chain infrastructure improvements	$84	$77
Cold drink equipment	96	101
Fleet purchases	12	12
Information technology and other capital investments	15	12

Total capital asset investments	$207	$202

COCA-COLA ENTERPRISES INC.

Financing Activities

Our net cash derived from financing activities decreased $147 million in the first quarter of 2007 to $185 million from $332 million in the first quarter of 2006. The following table summarizes our issuances of debt, payments on debt, and our net issuances on commercial paper for the first quarter of 2007 and 2006 (in millions):

	Maturity Date	Rate		First Quarter
Issuances of debt				2007	2006
British revolving credit facilities	Uncommitted	—	(A)	$57	$133
Belgian revolving credit facilities	Uncommitted	—	(A)	19	—
French revolving credit facilities	Uncommitted	—	(A)	36	43
Other issuances	—	—		—	17

Total issuances of debt, excluding commercial paper				112	193
Net issuances of commercial paper				506	281

Total issuances of debt				$618	$474

	Maturity Date	Rate		First Quarter
Payments on debt				2007	2006
300 million Eurobond	March 2007	5.88%		$(394)	$—
Belgian revolving credit facilities	Uncommitted	—	(A)	(19)	—
British revolving credit facilities	Uncommitted	—	(A)	—	(50)
French revolving credit facilities	Uncommitted	—	(A)	—	(55)
Other payments	—	—		(8)	(17)

Total payments on debt				$(421)	$(122)

(A)	These credit facilities and notes carry variable interest rates.

During the first quarter of 2007 and 2006, we made dividend payments on our common stock totaling $29 million and $28 million, respectively, representing our regular quarterly dividend of $0.06 per common share.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $41 million, or 2.0 percent, to $2.1 billion at March 30, 2007. Inventories increased $167 million, or 21.0 percent, to $959 million at March 30, 2007 from $792 million at December 31, 2006. These increases were primarily due to (1) the seasonality of our business and (2) currency exchange rate changes. In addition, our inventory balance increased as a result of higher cost of goods on hand at the end of the first quarter.

Liabilities and Shareowners’ Equity

Accounts payable and accrued expenses decreased $221 million, or 8.0 percent, to $2.5 billion at March 30, 2007 from $2.7 billion at December 31, 2006. This decrease was primarily driven by the timing of payments, including those related to our customer trade marketing programs and annual bonus program, which were made in the first quarter of 2007.

Our total debt increased $229 million to $10.3 billion at March 30, 2007. This increase was the result of (1) debt issuances (including commercial paper) exceeding debt repayments by $197 million and (2) currency exchange rate changes.

COCA-COLA ENTERPRISES INC.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans were $120 million and $21 million for the first quarter of 2007 and 2006, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2007, as well as our actual contributions for the year ended December 31, 2006 (in millions):

	Projected 2007	Actual 2006
Pension - U.S.	$105	$137
Pension - Non-U.S.	81	77
Other Postretirement	23	21

Total contributions	$209	$235

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

Aluminum

During 2006, we had a supplier pricing agreement for a majority of our North American aluminum purchases that capped the price we paid for aluminum at 85 cents per pound. This pricing agreement and related price cap expired on December 31, 2006. We have implemented certain hedging strategies, including entering into fixed pricing agreements, in order to mitigate some of our exposure to market price fluctuations in 2007. The agreements entered into to date, though, are at rates higher than our expired price cap. Including the effect of the pricing agreements entered into to date, we estimate that a 10 percent increase in the market price per pound of aluminum over the current average market price would increase our cost of sales during the next twelve months by approximately $40 million (based on our 2006 volume levels).

PET (plastic)

The cost of PET resin, which is a major cost component of our PET bottles, is variable and based on market prices. We currently do not have hedging instruments to mitigate our exposure to fluctuations in the market price of resin and, therefore, are subject to market changes. We estimate that a 10 percent increase in the market price of resin over the current average market price would increase our cost of sales during the next twelve months by approximately $50 million (based on our 2006 volume levels).

High Fructose Corn Syrup (“HFCS”)

We have entered into pricing agreements with our supplier of HFCS to mitigate our exposure to market price fluctuations in 2007. Including the effect of these pricing agreements, a 10 percent increase in the market price of HFCS over the current average market price would not have a material impact on our cost of sales during the next twelve months.

COCA-COLA ENTERPRISES INC.

Vehicle Fuel

During 2006, we began using derivative instruments to hedge a portion of our vehicle fuel purchases in North America. The majority of these derivative instruments were designated as cash flow hedges related to the future purchases of vehicle fuel. Including the effect of these hedges, a 10 percent increase in the market price of fuel over the current average market price would not have a material impact on our operating expenses during the next twelve months.

For additional information about our market risk, refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures About Market Risk,” in our Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended March 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In April 2007, we implemented a new SAP supply chain module at one of our production facilities in Europe.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The plaintiffs in a purported class action lawsuit styled In re Coca-Cola Enterprises Inc. Securities Litigation, Civil Action File No. 1:06-CV-0275-TWT (filed originally as Argento Trading Company, et al, vs. Coca-Cola Enterprises Inc. et al.) – dismissed by the United States District Court for the Northern District of Georgia, Atlanta Division, but with the plaintiffs being given the right to file an amended complaint – filed an amended complaint on March 12, 2007. On April 16, 2007, we filed a renewed motion to dismiss this lawsuit.

In an order dated March 13, 2007, the court dismissed In Re: Coca-Cola Enterprises Inc. Derivative Litigation, in the United States District Court for the Northern District of Georgia, Master Docket No. 1:06-CV-0467-TWT. The plaintiffs have indicated that they will appeal the dismissal.

On March 2, 2007 both (1) Ozarks Coca-Cola/Dr. Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises, in the United States District Court for the Northern District of Georgia, Atlanta Division, Civil Action File No. 1:06-CV-0853 was dismissed without prejudice, and (2) Coca-Cola Bottling Company United, Inc. et al vs. The Coca-Cola Company and Coca-Cola Enterprises, in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV-2006-00916-HSL, were dismissed without prejudice. Both dismissals resulted from the settlement of these cases.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors,” in our Form 10-K for the year ended December 31, 2006 (“Form 10-K”).

COCA-COLA ENTERPRISES INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the first quarter of 2007:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 through January 26, 2007	4,221	$20.72	—	33,283,579
January 27, 2007 through February 23, 2007	450,310	20.53	—	33,283,579
February 24, 2007 through March 30, 2007	193,016	20.16	—	33,283,579

Total	647,547	$20.42	—	33,283,579

(A)

The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. by employees in payment of tax obligations related to stock option exercises, vesting of restricted shares, or distributions from our Stock Deferral Plan.

Item 6.	Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
10	Amended and Restated Can Supply Agreement dated February 28, 2007 between Coca-Cola Bottlers’ Sales & Services Company LLC and Rexam Beverage Can Company, effective as of January 1, 2006.*	Filed herewith.

12	Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	The filer has requested confidential treatment with respect to portions of this document.

COCA-COLA ENTERPRISES INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date: May 3, 2007	/s/ William W. Douglas III
William W. Douglas III
Senior Vice President and Chief Financial Officer

Date: May 3, 2007	/s/ Charles D. Lischer
Charles D. Lischer
Vice President, Controller, and Chief Accounting Officer