Form 10-Q
period 2007-06-29
COCA COLA ENTERPRISES INC
filed 2007-07-27
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

or

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

483,142,893 Shares of $1 Par Value Common Stock as of June 29, 2007

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 29, 2007

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Net operating revenues	$5,665	$5,467	$10,232	$9,800
Cost of sales	3,477	3,291	6,272	5,887

Gross profit	2,188	2,176	3,960	3,913
Selling, delivery, and administrative expenses	1,668	1,637	3,249	3,198

Operating income	520	539	711	715
Interest expense, net	156	161	312	313
Other nonoperating income (expense), net	2	3	(12)	3

Income before income taxes	366	381	387	405
Income tax expense	96	42	102	50

Net income	$270	$339	$285	$355

Basic net income per share	$0.56	$0.71	$0.59	$0.75

Diluted net income per share	$0.56	$0.71	$0.59	$0.74

Dividends declared per share	$0.06	$0.06	$0.12	$0.06

Basic weighted average common shares outstanding	479	474	479	474

Diluted weighted average common shares outstanding	485	480	484	479

Income (expense) amounts from transactions with The Coca-Cola Company – Note 6:
Net operating revenues	$173	$163	$324	$300
Cost of sales	(1,582)	(1,485)	(2,870)	(2,663)
Selling, delivery, and administrative expenses	8	4	14	7

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	June 29, 2007	December 31, 2006
ASSETS
Current:
Cash and cash equivalents	$177	$184
Trade accounts receivable, less allowances of $55 and $50, respectively	2,624	2,089
Amounts receivable from The Coca-Cola Company	131	106
Inventories	1,087	792
Current deferred income tax assets	216	230
Prepaid expenses and other current assets	419	401

Total current assets	4,654	3,802
Property, plant, and equipment, net	6,601	6,698
Goodwill	604	603
Franchise license intangible assets, net	11,641	11,452
Customer distribution rights and other noncurrent assets, net	774	811

Total assets	$24,274	$23,366

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,896	$2,732
Amounts payable to The Coca-Cola Company	486	324
Deferred cash receipts from The Coca-Cola Company	59	64
Current portion of debt	744	804

Total current liabilities	4,185	3,924
Debt, less current portion	9,386	9,218
Retirement and insurance programs and other long-term obligations	1,464	1,467
Deferred cash receipts from The Coca-Cola Company, less current	150	174
Long-term deferred income tax liabilities	4,131	4,057

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 490,307,244 and 487,564,031 shares, respectively	490	488
Additional paid-in capital	3,121	3,068
Reinvested earnings	1,159	940
Accumulated other comprehensive income	292	143
Common stock in treasury, at cost – 7,164,351 and 7,873,661 shares, respectively	(104)	(113)

Total shareowners’ equity	4,958	4,526

Total liabilities and shareowners’ equity	$24,274	$23,366

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	June 29, 2007	June 30, 2006
Cash Flows From Operating Activities:
Net income	$285	$355
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	522	497
Loss on equity securities	14	—
Net change in customer distribution rights	3	21
Share-based compensation expense	18	31
Deferred funding income from The Coca-Cola Company, net of cash received	(29)	(57)
Deferred income tax expense	55	19
Pension expense less than retirement plan contributions	(50)	(49)
Net changes in assets and liabilities, net of acquisition amounts	(447)	(628)

Net cash derived from operating activities	371	189

Cash Flows From Investing Activities:
Capital asset investments	(408)	(420)
Capital asset disposals	20	18
Acquisition of bottling operations, net of cash acquired	—	(102)
Other investing activities	(6)	—

Net cash used in investing activities	(394)	(504)

Cash Flows From Financing Activities:
Increase in commercial paper, net	969	224
Issuances of debt	270	721
Payments on debt	(1,228)	(548)
Dividend payments on common stock	(58)	(57)
Exercise of employee share options	51	23
Other financing activities	9	1

Net cash derived from financing activities	13	364

Net effect of exchange rate changes on cash and cash equivalents	3	5

Net Change In Cash and Cash Equivalents	(7)	54
Cash and Cash Equivalents At Beginning of Period	184	107

Cash and Cash Equivalents At End of Period	$177	$161

Supplemental Noncash Investing Activities:
Capital lease additions	$1	$25

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”). For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days during the three and six months ended June 29, 2007 and June 30, 2006.

Reclassifications

In order to conform to our current year presentation, we have reclassified the gross amounts of our receivables from and payables to TCCC in our Condensed Consolidated Balance Sheet for the year ended December 31, 2006.

Seasonality

Our operating results for the three and six months ended June 29, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007, due to business seasonality. Business seasonality is the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and interest expense, which are not significantly impacted by business seasonality.

NOTE 2—NEW ACCOUNTING STANDARDS

Recently Issued Standards

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

reporting date. SFAS 159 is effective for us on January 1, 2008. We are in the process of evaluating the impact that SFAS 159 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us on January 1, 2008. We are in the process of evaluating the impact that SFAS 157 will have on our Consolidated Financial Statements.

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 is effective for us on January 1, 2008. We are in the process of evaluating the impact that EITF 06-11 will have on our Consolidated Financial Statements.

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

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). The consensus provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective January 1, 2007. We record substantially all of the taxes within the scope of EITF 06-03 on a net basis, except for certain taxes in Europe. During the six months ended June 29, 2007 and June 30, 2006, we recorded approximately $85 million of taxes within the scope of EITF 06-03 on a gross basis.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—SHARE-BASED PAYMENT AWARDS

Compensation expense related to our share-based payment awards totaled $6 million and $18 million during the three and six months ended June 29, 2007, respectively, and $14 million and $31 million during the three and six months ended June 30, 2006, respectively. Our compensation expense during the three and six months ended June 29, 2007 was reduced by the impact of a higher estimated forfeiture rate, which was increased to reflect a greater number of forfeitures. Our compensation expense for the six months ended June 30, 2006 included $4 million related to the modification of certain awards in connection with our restructuring activities (refer to Note 13). Compensation expense related to our share-based payment awards is recorded in selling, delivery, and administrative (“SD&A”) expenses on our Condensed Consolidated Statement of Operations.

During the three and six months ended June 29, 2007, we granted 55,630 and 80,280 restricted shares (units), respectively, and 11,850 and 16,380 share options, respectively, to certain employees. We issued an aggregate of 2.1 million and 2.7 million shares of common stock during the three and six months ended June 29, 2007, respectively, from the exercise of share options. As of June 29, 2007, we had approximately $70 million and $28 million of unrecognized compensation expense related to our unvested restricted shares (units) and unvested share options, respectively. We expect this compensation expense to be recognized over a weighted average period of 3.0 years for our unvested restricted shares (units) and 1.7 years for our unvested share options. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 4—INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of June 29, 2007 and December 31, 2006 (in millions):

	June 29, 2007	December 31, 2006
Finished goods	$750	$495
Raw materials and supplies	337	297

Total inventories	$1,087	$792

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of June 29, 2007 and December 31, 2006 (in millions):

	June 29, 2007	December 31, 2006
Land	$508	$492
Building and improvements	2,494	2,425
Cold drink equipment	5,893	5,676
Fleet	1,699	1,685
Machinery, equipment, and containers	3,615	3,500
Furniture and office equipment	1,142	1,112

Property, plant, and equipment	15,351	14,890
Less: accumulated depreciation and amortization	8,952	8,465

	6,399	6,425
Construction in process	202	273

Property, plant, and equipment, net	$6,601	$6,698

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6—RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of Coca-Cola products with 93 percent of our sales volume during the three and six months ended June 29, 2007 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of June 29, 2007. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

Our bottler agreements with TCCC for our territories in Belgium, continental France, the Netherlands, and Canada have been extended to January 28, 2008; our agreement in Great Britain has been extended to February 10, 2008. These temporary extensions of the agreements are in connection with our negotiations with TCCC for the extensions of these agreements for full ten-year terms. Also being negotiated is a similar full-term extension of the Luxembourg bottler agreement upon the conclusion of its current term (January 30, 2008). We believe that we and TCCC will enter into agreements without material modifications to the terms of the existing agreements and without substantial cost. For additional information about these agreements, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2007 and June 30, 2006 (in millions):

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$108	$110	$208	$206
Dispensing equipment repair services	20	19	39	37
Other transactions	45	34	77	57

Total	$173	$163	$324	$300

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,390)	$(1,307)	$(2,533)	$(2,377)
Purchases of sweeteners	(97)	(79)	(171)	(155)
Purchases of finished products	(261)	(246)	(464)	(408)
Marketing support funding earned	148	117	268	220
Cold drink equipment placement funding earned	18	30	30	57

Total	$(1,582)	$(1,485)	$(2,870)	$(2,663)

Amounts affecting selling, delivery, and administrative expenses	$8	$4	$14	$7

During the first quarter of 2007, we entered into a $104 million discretionary marketing arrangement in the United States with TCCC. The activities required under this arrangement were agreed to during the annual joint planning process and include (1) an annual total soft drink price pack plan; (2) support for the implementation of segmented merchandising; and (3) support of shared strategic initiatives. Amounts under this program are being received quarterly during 2007 and are included in the marketing support funding earned in the preceding table. These amounts are recognized in cost of sales as inventory is sold. If we do not meet the stated requirements under this arrangement, TCCC may remove some or all of the funding on a prospective basis.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gross amounts of our receivables from and payables to TCCC, and the respective line items in which they were recorded on our Condensed Consolidated Balance Sheets as of June 29, 2007 and December 31, 2006 (in millions):

	June 29, 2007	December 31, 2006
Assets:
Amounts receivable from TCCC	$131	$106
Customer distribution rights and other noncurrent assets, net	31	30

Liabilities:
Amounts payable to TCCC	486	324
Retirement and insurance programs and other long-term obligations	36	44

NOTE 7—DEBT

The following table summarizes our debt as of June 29, 2007 and December 31, 2006 (in millions):

	June 29, 2007		December 31, 2006
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$613	5.4%	$689	5.3%
Euro and pound sterling commercial paper	1,173	4.2	161	5.1
Canadian dollar commercial paper	186	4.3	148	4.3
U.S. dollar notes due 2008-2037	1,789	5.3	1,791	5.3
Euro and pound sterling notes due 2007-2021(B)	1,812	5.4	2,887	5.1
Canadian dollar notes due 2009	141	5.9	129	5.9
U.S. dollar debentures due 2012-2098	3,784	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(C) (D)	204	8.4	209	8.4
Various non-U.S. currency debt and credit facilities	239	—	22	—
Capital lease obligations (E)	146	—	156	—
Other debt obligations	43	—	47	—

Total debt	10,130		10,022

Less: current portion of debt	744		804

Debt, less current portion	$9,386		$9,218

(A)	These rates represent the weighted average interest rates or effective interest rates on the outstanding balances.
(B)

In March 2007, a 300 million Euro bond, 5.88 percent note (U.S. $394 million) matured and in June 2007, a 550 million Euro bond, 3.99 percent note (U.S. $744 million) matured. In connection with the maturing of these notes, we increased our borrowings under our Euro commercial paper program.

(C)

During the second quarter of 2007, we paid $19 million to repurchase zero coupon notes with a par value totaling $41 million and unamortized discounts of $27 million. As a result of these extinguishments, we recorded a net loss of $5 million ($3 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statement of Operations.

(D)	These amounts are shown net of unamortized discounts of $385 million and $420 million as of June 29, 2007 and December 31, 2006, respectively.
(E)	These amounts represent the present value of our minimum capital lease payments as of June 29, 2007 and December 31, 2006, respectively.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 29, 2007 and December 31, 2006, approximately $1.8 billion and $1.4 billion, respectively, of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our Condensed Consolidated Balance Sheets as a result of our intent and ability to refinance these borrowings on a long-term basis. If we are unable to refinance these borrowings with similar obligations we would refinance the borrowings through amounts available under committed credit facilities.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. Amounts available under committed credit facilities are a backstop to our domestic and international commercial paper programs and support our working capital needs. Amounts available under our public debt facilities could be used for long-term financing, refinancing of debt maturities, and refinancing of commercial paper. The following table summarizes our availability under debt and credit facilities as of June 29, 2007 and December 31, 2006 (in millions):

	June 29, 2007	December 31, 2006
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities (A)	$978	$1,940
Amounts available under public debt facilities:
Shelf registration statement with the U.S. Securities and Exchange Commission (B)	3,221	3,221
Euro medium-term note program (C)	—	1,514

Total amounts available under public debt facilities	3,221	4,735

Total amounts available	$4,199	$6,675

(A)

Amounts are shown net of outstanding commercial paper totaling $2.0 billion and $998 million as of June 29, 2007 and December 31, 2006, respectively, since these facilities are a backstop to our commercial paper programs. At June 29, 2007 and December 31, 2006, there were no outstanding borrowings under our committed credit facilities. Our primary committed facility matures in 2009 and is a $2.5 billion revolving credit facility with a syndicate of 26 banks.

(B)	Amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.
(C)	In March 2007, our Euro medium-term note program expired as scheduled. We did not renew this program.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of June 29, 2007. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

We guarantee debt and other obligations of certain third parties. In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of June 29, 2007 and December 31, 2006 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2007	2006	2007	2006
Manufacturing cooperative	Various through 2015	$240	$240	$210	$222
Vending partnership	November 2009	17	17	14	11

		$257	$257	$224	$233

We could be required to perform under these guarantees if there is a default on the outstanding affiliate debt. The guarantees expire upon the expiration of the outstanding debt. We hold no assets as collateral against these guarantees and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships.

Legal Contingencies

On February 7, 2006, a purported class action lawsuit was filed against us and several of our current and former officers and directors (the “Argento Suit”). The lawsuit alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. Lawsuits virtually identical to this suit, some raising derivative claims under Delaware state law and others bringing claims under the Employees’ Retirement Income Security Act (“ERISA”), were filed in courts in Delaware and Georgia. The Delaware suit names TCCC as a defendant and alleges that we are “controlled” by TCCC to our detriment and to the detriment of our shareowners. The various suits have been consolidated in each court by suit type. Amended complaints containing allegations substantially similar to the original suits have now been filed in each suit. We possess strong defenses to the claims raised in these lawsuits and have asked the courts to dismiss each of the suits. In an order dated February 7, 2007, the court granted our motion to dismiss the consolidated securities class action in Atlanta. The court’s order was without prejudice, and the plaintiffs have re-filed their suit and we have again asked that the case be dismissed. In an order dated March 13, 2007, that same federal court granted our motion to dismiss a related derivative lawsuit, and on June 19, 2007, the same court granted our motion to dismiss the related ERISA class action. Plaintiffs in the ERISA suit were given the right to file an amended complaint; however, the court did dismiss several claims and defendants with prejudice. At this time, it is not possible for us to predict the ultimate outcome of these matters.

In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas Supreme Court in November 2004. In an opinion issued October 20, 2006, the Texas Supreme Court reversed the Texas Court of Appeals’ judgment and either dismissed or rendered judgment in favor of us on the claims that were the subject of the appeal. The plaintiffs filed a motion for rehearing, but the Texas Supreme Court denied their motion and issued its mandate on May 7, 2007. On May 31, 2007, the trial court dismissed the claims of all the distributors, including three others whose claims remained to be tried. As such, during the second quarter of 2007, we reversed a $13 million liability related to this case. This amount included our estimated portion of the damages initially awarded plus accrued interest of approximately $5 million.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Several of these suits have now been resolved and are to be dismissed, subject to final court approval. Amounts to be paid toward settlements reached in these suits and for unresolved suits for which we believe a payment is probable and estimable have been recorded in our Condensed Consolidated Financial Statements. Our California subsidiary is vigorously defending against the remaining claims. At this time, it is not possible for us to predict the ultimate outcome of these matters.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We are a party to various other matters of litigation or claims, including other employment matters, generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these matters, we believe that any ultimate liability would not have a material adverse effect on our Condensed Consolidated Financial Statements.

Environmental

At June 29, 2007, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material adverse effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 38 other federal and 11 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

Cold Drink Equipment Placement Funding Earned

We participate in programs with TCCC designed to promote the placement of cold drink equipment (“Jumpstart Programs”). Under the Jumpstart Programs, as amended, we agree to (1) purchase and place specified numbers of cold drink equipment each year through 2010; (2) maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum sales volume of TCCC products. In July 2007, we and TCCC amended our Jumpstart agreements in North America. The amendment (1) eliminated the requirement that we achieve for TCCC a certain gross profit on TCCC products sold through energy drink coolers and replaced it with the pre-existing requirement that we achieve a stated minimum sales volume of TCCC products prospectively; (2) eliminated the alternative credit previously established for energy drink coolers; and (3) updated the purchase plan requirements.

Our obligations under the Jumpstart Programs continue until 12 years after the last piece of equipment is placed, which is currently anticipated to be 2010. We have agreed to relocate equipment if the previously placed equipment is not generating sufficient volume to meet the minimum requirements. Movement of the equipment is only required if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the programs. We are unable to quantify the maximum potential amount of future payments required under this obligation because the dates and costs to relocate equipment in the future are indeterminate. As of June 29, 2007, our liability for the estimated costs of relocating equipment in the future was approximately $19 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain if we are required to act upon our obligations under the Jumpstart Programs.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We purchase products of TCCC in the ordinary course of business to achieve the minimum required sales volume of TCCC products. However, we are unable to quantify the amount of these future purchases because we will purchase products at various costs, quantities, and mix in the future.

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

Letters of Credit

At June 29, 2007, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $292 million and letters of credit for certain operating activities aggregating $4 million.

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

NOTE 9—PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three and six months ended June 29, 2007 and June 30, 2006 (in millions):

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Components of net periodic benefit costs:
Service cost	$37	$37	$73	$73
Interest cost	43	39	86	78
Expected return on plan assets	(53)	(47)	(106)	(93)
Amortization of prior service costs	1	—	2	—
Recognized actuarial loss	14	20	28	40

Net periodic benefit cost	$42	$49	$83	$98

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs and the specific cost to us for those programs and other postretirement healthcare is not significant. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three and six months ended June 29, 2007 and June 30, 2006 (in millions):

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Components of net periodic benefit costs:
Service cost	$4	$3	$7	$6
Interest cost	6	5	12	11
Amortization of prior service credit	(4)	(4)	(7)	(7)
Recognized actuarial loss	1	2	2	3

Net periodic benefit cost	$7	$6	$14	$13

Contributions

Contributions to our pension and other postretirement benefit plans were $147 million and $160 million for the six months ended June 29, 2007 and June 30, 2006, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2007, as well as our actual contributions for the year ended December 31, 2006 (in millions):

	Projected 2007	Actual 2006
Pension—U.S.	$105	$137
Pension—non-U.S.	81	77
Other Postretirement	23	21

Total contributions	$209	$235

NOTE 10—INCOME TAXES

Our effective tax rate was 26 percent and 12 percent for the six months ended June 29, 2007 and June 30, 2006, respectively. The following table provides a reconciliation of the income tax provision at the statutory federal rate to our actual income tax provision for the six months ended June 29, 2007 and June 30, 2006 (in millions):

	Six Months Ended
	2007	2006
U.S. federal statutory expense	$135	$142
State expense, net of federal benefit	8	5
Taxation of European and Canadian operations, net	(42)	(39)
Rate and law change benefit	(5)	(70)
Valuation allowance provision	—	4
Nondeductible items	6	8

Total provision for income taxes	$102	$50

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax jurisdiction	Years subject to examination
U.S. federal, state, and local	1998 - forward
Netherlands	2001 - forward
Canada and Luxembourg	2002 - forward
Belgium, France, and United Kingdom	2004 - forward

In July 2007, the United Kingdom enacted a tax rate change that will reduce the tax rate in the United Kingdom by 2 percentage points effective April 1, 2008. As a result, we expect to record a deferred tax benefit of approximately $65 million during the third quarter of 2007 to adjust our deferred taxes.

NOTE 11—EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of earnings per share. The following table summarizes our basic and diluted earnings per share calculations for the three and six months ended June 29, 2007 and June 30, 2006 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Net income	$270	$339	$285	$355

Basic weighted average common shares outstanding (A)	479	474	479	474
Effect of dilutive securities (B)	6	6	5	5

Diluted weighted average common shares outstanding (A)	485	480	484	479

Basic net income per share	$0.56	$0.71	$0.59	$0.75

Diluted net income per share	$0.56	$0.71	$0.59	$0.74

(A)

At June 29, 2007 and June 30, 2006, we were obligated to issue, for no additional consideration, 1.4 million and 2.9 million common shares, respectively, under deferred share plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share.

(B)

Options to purchase 45 million and 52 million common shares were outstanding as of June 29, 2007 and June 30, 2006, respectively. Of these amounts, options to purchase 30 million and 34 million common shares for both the three and six months ended June 29, 2007 and June 30, 2006, respectively, were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the six months ended June 29, 2007 and June 30, 2006, we made dividend payments on our common stock totaling $58 million and $57 million, respectively, which represented our regular quarterly dividend of $0.06 per common share.

NOTE 12—COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

reinvested. The following table summarizes our comprehensive income for the three and six months ended June 29, 2007 and June 30, 2006 (in millions):

	Three Months Ended		Six Months Ended
	2007	2006	2007	2006
Net income	$270	$339	$285	$355
Currency translations	126	154	149	163
Net investment hedges, net of tax	(4)	(14)	(7)	(19)
Pension liability adjustments, net of tax	9	(1)	16	(1)
Other adjustments, net of tax	(5)	3	(9)	3

Net comprehensive income adjustments	126	142	149	146

Comprehensive income	$396	$481	$434	$501

NOTE 13—RESTRUCTURING ACTIVITIES

2007 and 2008 Program

During the three and six months ended June 29, 2007, we recorded restructuring charges totaling $35 million and $61 million, respectively. These charges, included in SD&A expenses, were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American and European operations as well as our corporate headquarters. Through this restructuring program we will (1) enhance standardization in our operating structure and business practices; (2) create a more efficient supply chain and order fulfillment structure; and (3) improve customer service in North America through the implementation of a new selling system for smaller customers. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $240 million, including transition costs. We expect to be substantially complete with these restructuring activities by the end of 2008 and expect a net job reduction of approximately 5 percent of our total workforce, or approximately 3,500 positions.

The following table summarizes these restructuring activities for the six months ended June 29, 2007 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2006	$—	$—	$—
Provision	45	16	61
Cash payments	(15)	(9)	(24)
Non-cash payments	—	(1)	(1)

Balance at June 29, 2007	$30	$6	$36

2005 and 2006 Programs

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes these restructuring activities for the years ended December 31, 2005 and 2006, and for the six months ended June 29, 2007 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2004	$—	$—	$—
Provision	61	19	80
Cash payments	(18)	(19)	(37)
Non-cash payments	(10)	—	(10)

Balance at December 31, 2005	33	—	33
Provision	45	21	66
Cash payments	(41)	(14)	(55)
Non-cash payments	(4)	—	(4)

Balance at December 31, 2006	33	7	40
Cash payments	(13)	(3)	(16)

Balance at June 29, 2007	$20	$4	$24

For additional information about our restructuring activities, refer to Notes 16 and 18 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 14—OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores, Inc. accounted for approximately 11 percent and 10 percent of our net operating revenues during the six months ended June 29, 2007 and June 30, 2006, respectively. No single customer accounted for more than 10 percent of our net operating revenues in Europe during the six months ended June 29, 2007 and June 30, 2006.

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

COCA-COLA ENTERPRISES INC.

The following table summarizes selected financial information about our operating segments (in millions):

	North America (A)	Europe (B)	Corporate	Consolidated
Three months ended June 29, 2007:
Net operating revenues	$3,929	$1,736	$—	$5,665
Operating income (C)	364	261	(105)	520

Three months ended June 30, 2006:
Net operating revenues	$3,889	$1,578	$—	$5,467
Operating income (D)	408	260	(129)	539

Six months ended June 29, 2007:
Net operating revenues	$7,166	$3,066	$—	$10,232
Operating income (E)	537	392	(218)	711
Capital asset investments	250	133	25	408

Six months ended June 30, 2006:
Net operating revenues	$7,084	$2,716	$—	$9,800
Operating income (F)	630	338	(253)	715
Capital asset investments	283	116	21	420

(A)	Canada contributed approximately 9 percent and 8 percent of North America’s net operating revenues during the six months ended June 29, 2007 and June 30, 2006, respectively.
(B)	Great Britain contributed approximately 42 percent and 44 percent of Europe’s net operating revenues during the six months ended June 29, 2007 and June 30, 2006, respectively.
(C)

For the three months ended June 29, 2007, our operating income in North America, Europe, and Corporate included restructuring charges totaling $27 million, $4 million, and $4 million, respectively. Our Corporate operating income also included $8 million related to a legal settlement accrual reversal.

(D)	For the three months ended June 30, 2006, our operating income in North America, Europe, and Corporate included restructuring charges totaling $1 million, $6 million, and $1 million, respectively.
(E)

For the six months ended June 29, 2007, our operating income in North America, Europe, and Corporate included restructuring charges totaling $49 million, $5 million, and $7 million, respectively. Our Corporate operating income also included $8 million related to a legal settlement accrual reversal.

(F)	For the six months ended June 30, 2006, our operating income in North America, Europe, and Corporate included restructuring charges totaling $5 million, $34 million, and $8 million, respectively.

NOTE 15—OTHER EVENTS AND TRANSACTIONS

Central Acquisition

On February 28, 2006, we acquired the bottling operations of Central Coca-Cola Bottling Company, Inc. (“Central”) for a total adjusted purchase price of $105 million, net of cash acquired. The acquisition of Central, which operates in parts of Virginia, West Virginia, Pennsylvania, Maryland, and Ohio, bolstered our customer and supply chain alignment in the United States. Based upon our final purchase price allocation, we have assigned a value of $6 million to customer relationships, $81 million to franchise license rights, and $29 million to non-deductible goodwill. The value of the customer relationships is being amortized over a period of 15 years. We have assigned an indefinite life to the franchise license rights since our domestic cola franchise license agreements with TCCC do not expire and our domestic non-cola franchise license agreements with TCCC can be renewed for additional terms with minimal cost (refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for additional information about our franchise license agreements with TCCC). In connection with this acquisition, we recorded a liability as of the acquisition date totaling $1 million for costs associated with the severance and relocation of certain Central employees and the elimination of duplicate facilities. The operating results of Central have been included in our Consolidated Financial Statements since the date of acquisition. This acquisition did not have a material impact on our Consolidated Financial Statements.

COCA-COLA ENTERPRISES INC.

Bravo! Brands

In July 2007, we terminated our master distribution agreement (“MDA”) with Bravo! Brands (“Bravo”), a producer and distributor of branded, shelf-stable, flavored milk products. The MDA commenced on October 31, 2005 and was scheduled to continue through August 15, 2015. In conjunction with the execution of the original agreement, we received from Bravo a warrant to purchase up to 30 million shares of Bravo common stock at $0.36 per share. The estimated fair value of the warrant on the date received was approximately $14 million. We attributed the value of the warrant received to the MDA and were recognizing this amount on a straight-line basis as a reduction to cost of sales over the term of the MDA. This warrant, which was written-off to other nonoperating expense during the first quarter of 2007, was cancelled in connection with the termination of the MDA. We will recognize the remaining deferred amount of $12 million in other nonoperating income on our Condensed Consolidated Statement of Operations during the third quarter of 2007.

Waste Electrical and Electronic Equipment

During the six months ended June 29, 2007, we recorded charges totaling $12 million in depreciation expense related to certain obligations associated with the member states’ adoption of the European Union’s (“EU”) Directive on Waste Electrical and Electronic Equipment (“WEEE”). Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

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

Seasonality

Our operating results for the second quarter and first six months of 2007 are not necessarily indicative of the results that may be expected for the full-year ending December 31, 2007 due to business seasonality. Business seasonality is the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and interest expense, which are not significantly impacted by business seasonality.

Financial Results

Our net income in the second quarter of 2007 was $270 million, or $0.56 per diluted common share, compared to net income of $339 million, or $0.71 per diluted common share, in the second quarter of 2006.

Our second quarter of 2007 results included the following items of significance:

•	a $35 million ($21 million net of tax, or $0.04 per diluted common share) charge related to restructuring activities, primarily in North America;

•	a $13 million ($8 million net of tax, or $0.02 per diluted common share) benefit from a legal settlement accrual reversal;

•	a $5 million ($3 million net of tax, or $0.01 per diluted common share) loss on the extinguishment of debt; and

•	a $5 million ($0.01 per diluted common share) benefit from U.S. state tax rate changes.

Our second quarter of 2006 results included the following items of significance:

•	an $8 million ($5 million net of tax, or $0.01 per diluted common share) charge related to restructuring activities, primarily in Europe; and

•	a $71 million ($0.15 per diluted common share) benefit from U.S. state tax law and Canadian federal and provincial tax rate changes.

COCA-COLA ENTERPRISES INC.

Our results in the second quarter of 2007 reflect the impact of (1) strong pricing growth and lower sales volume in North America; (2) modest volume gains in Europe due to the performance of our continental European territories; (3) higher cost of goods, particularly in North America, driven by significant increases in the cost of aluminum and high fructose corn syrup (“HFCS”); (4) ongoing operating expense control efforts throughout our organization; and (5) favorable currency exchange rate changes.

We achieved net pricing per case growth of 4.5 percent in North America primarily through rate increases that were implemented during the latter part of 2006 and during the first quarter of 2007. Our North American sales volume decreased 3.0 percent during the period, reflecting the negative impact of higher prices and weak category performance of our regular Coca-Cola trademark products and other sparkling beverages. These negative factors were offset partially by the success of Coca-Cola Zero and the continued growth in energy drinks, sports drinks, and teas. The growth in our tea portfolio can be attributed to the benefit of brand and package innovation, such as Gold Peak and our expanded relationship with AriZona tea.

In Europe, we achieved modest sales volume growth of 2.0 percent, while our pricing was flat. Our volume results reflect the continued strength of our business in continental Europe, particularly France, and the strong performance of Coca-Cola Zero, which was introduced in Great Britain and Belgium during the latter part of 2006 and throughout France and the Netherlands during early 2007. We continued to face marketplace challenges in Great Britain and the Netherlands, including persistent softness in the sparkling beverage category, which negatively impacted our volume.

OPERATIONS REVIEW

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	Second Quarter		First Six Months
	2007	2006	2007	2006
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.4	60.2	61.3	60.1

Gross profit	38.6	39.8	38.7	39.9
Selling, delivery, and administrative expenses	29.4	29.9	31.8	32.6

Operating income	9.2	9.9	6.9	7.3
Interest expense, net	2.8	2.9	3.0	3.2
Other nonoperating income (expense), net	0.0	0.0	(0.1)	0.0

Income before income taxes	6.4	7.0	3.8	4.1
Income tax expense	1.6	0.8	1.0	0.5

Net income	4.8%	6.2%	2.8%	3.6%

Operating Income

The following table summarizes our operating income by operating segment for the periods presented (in millions; percentages rounded to the nearest  1/2 percent):

	Second Quarter				First Six Months
	2007		2006		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
North America	$364	70.0%	$408	75.5%	$537	75.5%	$630	88.0%
Europe	261	50.0	260	48.5	392	55.0	338	47.5
Corporate	(105)	(20.0)	(129)	(24.0)	(218)	(30.5)	(253)	(35.5)

Consolidated	$520	100.0%	$539	100.0%	$711	100.0%	$715	100.0%

COCA-COLA ENTERPRISES INC.

Operating income decreased $19 million, or 3.5 percent, in the second quarter of 2007 to $520 million from $539 million in the second quarter of 2006. Operating income decreased $4 million, or 0.5 percent, in the first six months of 2007 to $711 million from $715 million in the first six months of 2006. The following table summarizes the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest  1/2 percent):

	Second Quarter 2007		First Six Months 2007
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost, and mix on gross profit	$—	0.0%	$29	4.0%
Impact of bottle and can volume on gross profit	(35)	(6.5)	(64)	(9.0)
Impact of Jumpstart funding on gross profit	(12)	(2.5)	(27)	(3.5)
Impact of post mix, agency, and other on gross profit	13	2.5	25	3.5
Selling, delivery, and administrative expenses	16	3.0	12	1.5
Net impact of restructuring charges in 2007 and 2006	(27)	(5.0)	(14)	(2.0)
Legal settlement accrual reversal	8	1.5	8	1.0
Currency exchange rate changes	18	3.5	24	3.5
Other changes	—	0.0	3	0.5

Change in operating income	$(19)	(3.5)%	$(4)	(0.5)%

Net Operating Revenues

Net operating revenues increased 3.5 percent in the second quarter of 2007 to $5.7 billion from $5.5 billion in the second quarter of 2006. The percentage of our second quarter of 2007 net operating revenues derived from North America and Europe was 69 percent and 31 percent, respectively. Great Britain contributed 43 percent of Europe’s net operating revenues in the second quarter of 2007.

Net operating revenues increased 4.5 percent in the first six months of 2007 to $10.2 billion from $9.8 billion in the first six months of 2006. The percentage of our first six months of 2007 net operating revenues derived from North America and Europe was 70 percent and 30 percent, respectively. Great Britain contributed 42 percent of Europe’s net operating revenues in the first six months of 2007.

Our net operating revenues in North America during the second quarter and first six months of 2007 reflect the impact of strong pricing growth and a decline in volume. Our decreased volume was primarily attributable to the negative impact of price increases that were implemented to mitigate the significant increase in our cost of goods, as well as weak category performance of our regular Coca-Cola trademark products and other sparkling beverages. These negative factors were offset partially by the success of Coca-Cola Zero and continued growth in energy drinks, sports drinks, and teas. In Europe, our net operating revenues reflect modest volume growth driven by strong sales of Coca-Cola Zero and growth in the still beverage category. Sales volume in our continental European territories continued to grow, while our volume in Great Britain and the Netherlands was negatively impacted by persistent weakness in the sparkling beverage category. Our net operating revenues also benefited from favorable currency exchange rate changes.

COCA-COLA ENTERPRISES INC.

Net operating revenue per case increased 5.5 percent in the second quarter of 2007 versus the second quarter of 2006 and increased 6.5 percent in the first six months of 2007 versus the first six months of 2006. The following table summarizes the significant components of the change in our net operating revenue per case for the periods presented (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	Second Quarter 2007			First Six Months 2007
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in net operating revenue per case:
Bottle and can net price per case	4.5%	0.0%	3.5%	4.5%	1.5%	4.0%
Customer marketing and other promotional adjustments	0.0	0.0	0.0	0.0	(0.5)	0.0
Post mix, agency, and other	(0.5)	0.5	(0.5)	0.0	0.5	0.0
Currency exchange rate changes	0.0	7.5	2.5	0.0	8.5	2.5

Change in net operating revenue per case	4.0%	8.0%	5.5%	4.5%	10.0%	6.5%

During the second quarter and the first six months of 2007, our bottle and can sales accounted for 90 percent of our total net operating revenues. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher margin packages that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our second quarter and first six months of 2007 bottle and can net pricing per case was primarily achieved through higher rates.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the United States, we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative of the North American bottling system. Coupon programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $678 million and $590 million in the second quarter of 2007 and 2006, respectively, and $1.2 billion and $1.1 billion in the first six months of 2007 and 2006, respectively. These amounts include net customer marketing accrual reductions related to prior year programs of $13 million and $19 million in the second quarter of 2007 and 2006, respectively, and $12 million and $32 million in the first six months of 2007 and 2006, respectively. The cost of these various programs as a percentage of gross revenues was 7.0 percent in the second quarter and first six months of 2007 and 6.1 percent in the second quarter and first six months of 2006. The increase in the cost of these various programs as a percentage of gross revenues was the result of higher promotional activities, primarily in Europe.

Cost of Sales

Cost of sales increased 5.5 percent in the second quarter of 2007 to $3.5 billion from $3.3 billion in the second quarter of 2006 and increased 6.5 percent in the first six months of 2007 to $6.3 billion from $5.9 billion in the first six months of 2006.

Cost of sales per case increased 7.5 percent in the second quarter of 2007 versus the second quarter of 2006 and increased 8.5 percent in the first six months of 2007 versus the first six months of 2006. The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

COCA-COLA ENTERPRISES INC.

	Second Quarter 2007			First Six Months 2007
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	9.5%	2.0%	7.5%	9.0%	2.0%	7.0%
Bottle and can marketing credits and Jumpstart funding	(2.0)	0.0	(1.5)	(1.5)	0.0	(1.0)
Costs related to post mix, agency, and other	(1.5)	0.0	(1.0)	(0.5)	0.0	0.0
Currency exchange rate changes	0.5	7.0	2.5	0.0	8.5	2.5

Change in cost of sales per case	6.5%	9.0%	7.5%	7.0%	10.5%	8.5%

During the second quarter of 2007, the increase in our bottle and can ingredient and packaging costs was primarily the result of significant increases in the cost of aluminum and HFCS in North America. We also experienced higher costs associated with package mix shifts and an increase in the cost of concentrate. The increase in the cost of aluminum was due to the expiration of a supplier pricing agreement on December 31, 2006 that capped the price we paid for a majority of our North American aluminum purchases at 85 cents per pound.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2006 (selling days were the same in the second quarter and first six months of 2007 and 2006; rounded to the nearest  1/2 percent):

	Second Quarter 2007			First Six Months 2007
	North America	Europe	Consolidated	North America	Europe	Consolidated
Change in volume	(3.0)%	2.0%	(1.5)%	(3.0)%	3.0%	(1.5)%
Impact of acquisition	0.0	0.0	0.0	(0.5)	0.0	(0.5)

Change in volume, adjusted for acquisition	(3.0)%	2.0%	(1.5)%	(3.5)%	3.0%	(2.0)%

North America comprised 75 percent of our consolidated bottle and can volume during the second quarter and first six months of 2007. Great Britain contributed 44 percent and 42 percent of our European bottle and can volume during the second quarter and first six months of 2007, respectively.

COCA-COLA ENTERPRISES INC.

Brands

The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2006 (selling days were the same in the second quarter and first six months of 2007 and 2006; rounded to the nearest  1/2 percent):

	Second Quarter 2007		First Six Months 2007
	Change	Percent of Total	Change	Percent of Total
North America:
Coca-Cola trademark	(3.0)%	56.5%	(4.5)%	57.0%
Sparkling flavors and energy	(8.0)	25.0	(7.5)	25.0
Juices, isotonics, and other	7.5	9.5	4.0	9.0
Water	1.5	9.0	8.0	9.0

Total	(3.0)%	100.0%	(3.5)%	100.0%

Europe:
Coca-Cola trademark	1.5%	69.0%	2.5%	69.5%
Sparkling flavors and energy	(3.5)	18.0	(1.0)	17.5
Juices, isotonics, and other	12.5	10.5	9.0	10.0
Water	12.0	2.5	17.5	3.0

Total	2.0%	100.0%	3.0%	100.0%

Consolidated:
Coca-Cola trademark	(1.5)%	59.5%	(2.5)%	60.5%
Sparkling flavors and energy	(7.0)	23.0	(6.0)	23.0
Juices, isotonics, and other	9.0	9.5	5.5	9.0
Water	2.5	8.0	9.0	7.5

Total	(1.5)%	100.0%	(2.0)%	100.0%

The overall performance of our product portfolio continued to be impacted by trends in the marketplace, which reflect a consumer preference for diet and lower-calorie beverages and an increased demand for specialized beverage choices. As such, we continue to focus our product and package innovation on diet and light brands, water brands, teas, and sports and energy drinks. Our product innovation during the first six months of 2007 included the introduction of Diet Coke Plus, Coca-Cola Zero Cherry, and Vault Red Blitz in North America and the expansion of Coca-Cola Zero to France and the Netherlands. Our product portfolio has also been expanded through new opportunities such as FUZE and Campbell’s beverages.

During the second quarter of 2007, our sales volume in North America declined 3.0 percent as compared to the second quarter of 2006. Our volume performance continued to be impacted by price increases that were implemented during the latter part of 2006 and the first quarter of 2007. We experienced a 3.0 percent decline in our Coca-Cola trademark portfolio, which included a 6.0 percent decline in our regular Coca-Cola trademark products; offset partially by a 1.0 percent increase in our zero-sugar Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was primarily attributable to lower sales of Coca-Cola classic, Black Cherry Vanilla Coke, and Coke with Lime. The increase in our zero-sugar Coca-Cola trademark products was driven by a year-over-year increase in the sale of Coca-Cola Zero and the introduction of Coca-Cola Cherry Zero and Diet Coke Plus during the first and second quarters of 2007, respectively. The growth within our zero-sugar Coca-Cola trademark portfolio was somewhat tempered by lower sales of Diet Coke and Diet Black Cherry Vanilla Coke.

Our sparkling flavors and energy volume in North America declined 8.0 percent during the second quarter of 2007 versus the second quarter of 2006. This decrease was primarily driven by lower sales volume of Sprite and Dr. Pepper products, as well as a decline in the sale of Vault, which was introduced during the first quarter of

COCA-COLA ENTERPRISES INC.

2006. We continued to experience positive growth in our energy drink portfolio, which included the introduction of Full Throttle Blue Demon during the second quarter of 2007. Our juices, isotonics, and other volume increased 7.5 percent during the second quarter of 2007, driven primarily by growth within our tea portfolio and continued strong performance of POWERade. The growth in our tea portfolio was mostly due to our expanded relationship with AriZona tea, sales of Gold Peak, and the expansion of our Nestea product line. Our water brands continued to perform well in North America, increasing 1.5 percent during the second quarter of 2007, despite lapping strong 24-pack promotional activity during the second quarter of 2006. This performance was primarily driven by higher Dasani sales volume, but also reflects the introduction of Dasani Plus, a new enhanced water.

In Europe, our second quarter of 2007 sales volume grew 2.0 percent when compared to the second quarter of 2006. This performance reflects continued strength in continental Europe, where volume grew 4.0 percent, offset partially by a 0.5 percent volume decline in Great Britain. The increased sales volume in continental Europe was primarily driven by growth in the sparkling beverage category, while our volume in Great Britain and The Netherlands continued to be negatively impacted by category softness and difficult retail trends.

Our Coca-Cola trademark products in Europe increased 1.5 percent during the second quarter of 2007 as compared to the second quarter of 2006. This increase was driven by a 6.0 percent increase in our zero-sugar Coca-Cola trademark products, offset partially by a 0.5 percent decrease in our regular Coca-Cola trademark products. The increase in our zero-sugar Coca-Cola trademark products was primarily attributable to strong sales of Coca-Cola Zero, which was introduced in France and The Netherlands during the first quarter of 2007, and in Great Britain and Belgium during the second and third quarters of 2006, respectively. Our sparkling flavors and energy volume in Europe decreased 3.5 percent during the second quarter of 2007. This decrease was primarily driven by lower sales of Fanta products. Our juices, isotonics, and other volume increased 12.5 percent during the second quarter of 2007 driven by strong growth in Oasis, our sports drinks POWERade and Aquarius, and the impact of successful initiatives surrounding our Capri-Sun brand. Our water volume in Europe increased 12.0 percent during the second quarter of 2007, which was primarily due to higher sales of Chaudfontaine mineral water.

Packages

The following table summarizes our volume results by major package category for the periods presented, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2006 (selling days were the same in the second quarter and first six months of 2007 and 2006; rounded to the nearest  1/2 percent):

	Second Quarter 2007		First Six Months 2007
	Change	Percent of Total	Change	Percent of Total
North America:
Cans	(3.5)%	60.0%	(4.5)%	59.5%
20-ounce	(3.5)	14.0	(5.5)	14.0
2-liter	(3.5)	9.5	(6.0)	10.5
Other (includes 500 ml and 32-ounce)	0.5	16.5	4.0	16.0

Total	(3.0)%	100.0%	(3.5)%	100.0%

Europe:
Cans	2.5%	39.5%	1.5%	38.5%
Multi serve PET (1-liter and greater)	(1.0)	32.5	3.0	33.5
Single serve PET	1.5	13.5	6.0	13.5
Other	7.0	14.5	3.0	14.5

Total	2.0%	100.0%	3.0%	100.0%

COCA-COLA ENTERPRISES INC.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (“SD&A”) expenses increased $31 million, or 2.0 percent, in the second quarter of 2007 to $1.7 billion and increased $51 million, or 1.5 percent, in the first six months of 2007 to $3.2 billion. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest  1/2 percent):

	Second Quarter 2007		First Six Months 2007
	Amount	Percent Change of Total	Amount	Percent Change of Total
Changes in SD&A expenses:
Administrative expenses	$—	0.0%	$(12)	(0.5)%
Selling and marketing expenses	(16)	(1.0)	(25)	(1.0)
Depreciation and amortization expense	(2)	0.0	6	0.0
Net impact of restructuring charges in 2007 and 2006	27	1.5	14	0.5
Legal settlement accrual reversal	(8)	0.0	(8)	0.0
Currency exchange rate changes	28	1.5	57	2.0
Other expenses	2	0.0	19	0.5

Change in SD&A expenses	$31	2.0%	$51	1.5%

SD&A expenses as a percentage of net operating revenues was 29.4 percent and 29.9 percent in the second quarter of 2007 and 2006, respectively, and 31.8 percent and 32.6 percent in the first six months of 2007 and 2006, respectively. The decrease in our SD&A expenses as a percentage of net operating revenues during the first six months of 2007 was primarily driven by ongoing operating expense control efforts throughout our organization, but also includes the benefit of lower year-over-year share-based compensation expense. These positive factors were offset partially by an increase in restructuring charges.

During the second quarter and first six months of 2007, we recorded restructuring charges totaling $35 million and $61 million, respectively. These charges were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American and European operations as well as our corporate headquarters. Through this restructuring program we will (1) enhance standardization in our operating structure and business practices; (2) create a more efficient supply chain and order fulfillment structure; and (3) improve customer service in North America through the implementation of a new selling system for smaller customers. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $240 million, including transition costs. We expect to be substantially complete with these restructuring activities by the end of 2008 and expect a net job reduction of approximately 5 percent of our total workforce, or approximately 3,500 positions.

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

COCA-COLA ENTERPRISES INC.

During the second quarter of 2007, we reversed a $13 million liability related to the dismissal of a legal case in Texas. This amount included our estimated portion of the damages initially awarded plus accrued interest of approximately $5 million. The accrued interest portion of the reversed liability was recorded as a reduction to interest expense, net. For additional information about this case, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

During the first six months of 2007, we recorded charges totaling $12 million in depreciation expense related to certain obligations associated with the member states’ adoption of the European Union’s (“EU”) Directive on Waste Electrical and Electronic Equipment (“WEEE”). Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

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

Interest Expense, net

Interest expense, net decreased 3.0 percent in the second quarter of 2007 to $156 million from $161 million in the second quarter of 2006. Interest expense, net decreased 0.5 percent in the first six months of 2007 and totaled $312 million. The following table summarizes the primary items that impacted our interest expense for the periods presented ($ in billions):

	Second Quarter 2007		First Six Months 2007
	2007	2006	2007	2006
Average outstanding debt balance	$10.2	$10.8	$10.2	$10.5

Weighted average cost of debt	6.1%	5.8%	6.1%	5.9%
Fixed-rate debt (% of portfolio)	78%	82%	78%	82%
Floating-rate debt (% of portfolio)	22%	18%	22%	18%

During the second quarter of 2007, we paid $19 million to repurchase zero coupon notes with a par value totaling $41 million and unamortized discounts of $27 million. As a result of these extinguishments, we recorded a net loss of $5 million in interest expense, net.

Other nonoperating income (expense), net

During the first quarter of 2007, we recorded a $14 million loss to write-off the value of warrants received from Bravo! Brands (“Bravo”) after concluding that the unrealized loss on our investment was other-than-temporary. For additional information about the warrants and our relationship with Bravo, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Income Tax Expense

Our effective tax rate was 26 percent and 12 percent for the first six months of 2007 and 2006, respectively. Our effective tax rate for the first six months of 2007 included the net favorable impact of $5 million (1.0 percentage point decrease in our effective tax rate) related to U.S. state tax rate changes. Our effective tax rate for the first six months of 2006 included the net favorable impact of $70 million (17 percentage point decrease in our effective tax rate) related to U.S. state tax law and Canadian federal and provincial tax rate changes. Refer to

COCA-COLA ENTERPRISES INC.

Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first six months of 2007 and 2006.

In July 2007, the United Kingdom enacted a tax rate change that will reduce the tax rate in the United Kingdom by 2 percentage points effective April 1, 2008. As a result, we expect to record a deferred tax benefit of approximately $65 million during the third quarter of 2007 related to adjusting our deferred taxes.

RELATIONSHIP WITH THE COCA-COLA COMPANY

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume during the second quarter and first six months of 2007 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of June 29, 2007. For additional information about our transactions with TCCC, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

The following table summarizes our availability under debt and credit facilities as of June 29, 2007 and December 31, 2006 (in millions):

	June 29, 2007	December 31, 2006
Amounts available for borrowing:
Amounts available under committed domestic and international credit facilities (A)	$978	$1,940
Amounts available under public debt facilities:
Shelf registration statement with the U.S. Securities and Exchange Commission (B)	3,221	3,221
Euro medium-term note program (C)	—	1,514

Total amounts available under public debt facilities	3,221	4,735

Total amounts available	$4,199	$6,675

(A)

Amounts are shown net of outstanding commercial paper totaling $2.0 billion and $998 million as of June 29, 2007 and December 31, 2006, respectively, since these facilities are a backstop to our commercial paper programs. At June 29, 2007 and December 31, 2006, there were no outstanding borrowings under our committed credit facilities. Our primary committed facility matures in 2009 and is a $2.5 billion revolving credit facility with a syndicate of 26 banks.

(B)	Amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.
(C)	In March 2007, our Euro medium-term note program expired as scheduled. We did not renew this program.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At June 29, 2007 and December 31,

COCA-COLA ENTERPRISES INC.

2006, we had $2.0 billion and $998 million, respectively, outstanding in commercial paper. During 2007, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and short-term credit facilities with operating cash flow and intend to refinance the remaining outstanding borrowings.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. In May 2007, Moody’s downgraded our long-term rating from A2 to A3. Currently, our long-term ratings from Moody’s, Standard and Poor’s and Fitch are A3, A, and A, respectively. Changes in our operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our Condensed Consolidated Financial Statements.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of June 29, 2007. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first six months of 2007, our primary sources of cash were proceeds of (1) $969 million from the net issuance of commercial paper; (2) $270 million from the issuance of debt; and (3) $51 million from the exercise of employee share options. Our primary uses of cash were (1) payments on debt of $1.2 billion; (2) capital asset investments totaling $408 million; (3) pension and other postretirement benefit contributions of $147 million; and (4) dividend payments totaling $58 million.

Operating Activities

Our net cash derived from operating activities totaled $371 million in the first six months of 2007 versus $189 million in the first six months of 2006. This increase was primarily the result of improved working capital. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our net cash used in investing activities totaled $394 million in the first six months of 2007 versus $504 million in the first six months of 2006. This decrease was primarily due to the acquisition of Central Coca-Cola Bottling, Inc. in the first quarter of 2006 for $102 million, net of cash acquired. The following table summarizes our capital asset investments in the first six months of 2007 and 2006 (in millions):

	First Six Months
	2007	2006
Supply chain infrastructure improvements	$164	$155
Cold drink equipment	191	209
Fleet purchases	28	32
Information technology and other capital investments	25	24

Total capital asset investments	$408	$420

COCA-COLA ENTERPRISES INC.

Financing Activities

Our net cash derived from financing activities decreased $351 million in the first six months of 2007 to $13 million from $364 million in the first six months of 2006. The following table summarizes our issuances of debt, payments on debt, and our net issuances of commercial paper for the first six months of 2007 and 2006 (in millions):

				First Six Months
Issuances of debt	Maturity Date	Rate		2007	2006
175 million pound sterling note	May 2009	5.25%		$—	$325
British revolving credit facilities	Uncommitted	—	(A)	162	211
Belgian revolving credit facilities	Uncommitted	—	(A)	69	—
French revolving credit facilities	Uncommitted	—	(A)	39	139
Other issuances	—	—		—	46

Total issuances of debt, excluding commercial paper				270	721
Net issuances of commercial paper				969	224

Total issuances of debt				$1,239	$945

				First Six Months
Payments on debt	Maturity Date	Rate		2007	2006
300 million Euro bond	March 2007	5.88%		$(394)	$—
550 million Euro bond	June 2007	3.99		(744)	—
U.S. dollar zero coupon notes (B)	June 2020	8.35		(19)	—
175 million pound sterling note	May 2006	4.13		—	(330)
Belgian revolving credit facilities	Uncommitted	—	(A)	(38)	—
French revolving credit facilities	Uncommitted	—	(A)	(17)	(98)
British revolving credit facilities	Uncommitted	—	(A)	—	(80)
Other payments	—	—		(16)	(40)

Total payments on debt				$(1,228)	$(548)

(A)	These credit facilities and notes carry variable interest rates.
(B)

During the second quarter of 2007, we paid $19 million to repurchase zero coupon notes with a par value totaling $41 million and unamortized discounts of $27 million. As a result of these extinguishments, we recorded a net loss of $5 million ($3 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statement of Operations.

During the first six months of 2007 and 2006, dividend payments on our common stock totaled $58 million and $57 million, respectively. These amounts represented our regular quarterly dividend of $0.06 per common share.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $535 million, or 25.5 percent, to $2.6 billion at June 29, 2007. Inventories increased $295 million, or 37.0 percent, to $1.1 billion at June 29, 2007 from $792 million at December 31, 2006. These increases were primarily due to (1) the seasonality of our business and (2) currency exchange rate changes. In addition, our inventory balance increased as a result of higher cost of goods on hand at the end of the second quarter of 2007.

Liabilities and Shareowners’ Equity

Accounts payable and accrued expenses increased $164 million, or 6.0 percent, to $2.9 billion at June 29, 2007 from $2.7 billion at December 31, 2006. This increase was primarily driven by the timing of payments, including those related to our customer trade marketing programs, and currency exchange rate changes.

COCA-COLA ENTERPRISES INC.

Our total debt increased $108 million to $10.1 billion at June 29, 2007. This increase was the result of (1) debt issuances (including commercial paper) exceeding payments on debt by $11 million and (2) currency exchange rate changes.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans were $147 million and $160 million in the first six months of 2007 and 2006, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2007, as well as our actual contributions for the year ended December 31, 2006 (in millions):

	Projected 2007	Actual 2006
Pension—U.S.	$105	$137
Pension—non-U.S.	81	77
Other Postretirement	23	21

Total contributions	$209	$235

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

Aluminum

During 2006, we had a supplier pricing agreement for a majority of our North American aluminum purchases that capped the price we paid for aluminum at 85 cents per pound. This pricing agreement and related price cap expired on December 31, 2006. We have implemented certain hedging strategies, including entering into fixed pricing agreements, in order to mitigate some of our exposure to market price fluctuations in 2007. The agreements entered into to date, though, are at rates higher than our expired price cap. Including the effect of the pricing agreements entered into to date, we estimate that a 10 percent increase in the market price per pound of aluminum over the current average market price would increase our cost of sales during the next twelve months by approximately $35 million (based on our 2006 volume levels).

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

COCA-COLA ENTERPRISES INC.

Vehicle Fuel

We use derivative instruments to hedge a portion of our vehicle fuel purchases in North America. The majority of these derivative instruments are designated as cash flow hedges related to the future purchases of vehicle fuel. Including the effect of these hedges, we estimate that a 10 percent increase in the market price of fuel over the current average market price would increase our fuel expense during the next twelve months by approximately $10 million (based on our 2006 volume levels).

High Fructose Corn Syrup (“HFCS”)

We have entered into pricing agreements with our supplier of HFCS to mitigate our exposure to market price fluctuations. Including the effect of these pricing agreements, a 10 percent increase in the market price of HFCS over the current average market price would not have a material impact on our cost of sales during the next twelve months.

For additional information about our market risk, refer to Item 7A of Part II, “Quantitative and Qualitative Disclosures About Market Risk,” in our Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information required to be disclosed in our reports filed or submitted under the Exchange Act. We began implementing a restructuring program in the first quarter of 2007, which includes organizational and process changes that will enhance operating consistency and efficiency. As a result, certain financial processes were standardized across our operations in North America during the second quarter. Other than this restructuring program, there has been no change in our internal control over financial reporting during the quarter ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On June 19, 2007, the court dismissed In Re: Coca-Cola Enterprises Inc. ERISA Litigation, in the United States District Court for the Northern District of Georgia, Master Docket No. 1:06-CV-0953 (TWT). Plaintiffs were given the right to file an amended complaint; however, the court did dismiss several claims and defendants with prejudice.

On May 31, 2007, the court dismissed the claims of all the distributors in Harmar Bottling Company, et. al. vs. The Coca-Cola Company, et. al. We and TCCC had been found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas Supreme Court in November 2004. In an opinion issued October 20, 2006, the Texas Supreme Court reversed the Texas Court of Appeals’ judgment and either dismissed or rendered judgment in favor of us on the claims that were the subject of the appeal. The plaintiffs filed a motion for rehearing, but the Texas Supreme Court denied their motion and issued its mandate on May 7, 2007. On May 31, 2007, the trial court dismissed the claims of all the distributors, including three others whose claims remained to be tried.

COCA-COLA ENTERPRISES INC.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors,” in our Form 10-K for the year ended December 31, 2007 (“Form 10-K”).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the second quarter of 2006:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2007 through April 27, 2007	—	—	—	33,283,579
April 28, 2007 through May 25, 2007	3,896	$22.66	—	33,283,579
May 26, 2007 through June 29, 2007	—	—	—	33,283,579

Total	3,896	$22.66	—	33,283,579

(A)	The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. in payment of tax obligations related to the vesting of restricted shares.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners was held on Tuesday, April 24, 2007 in Atlanta, Georgia at which the following matters were submitted to a vote of the shareowners of the Company:

(a)	Votes cast for or withheld regarding the election of Directors for terms expiring in 2010:

	For	Withheld
Gary P. Fayard	406,126,989	20,580,997
Marvin J. Herb	421,026,524	5,681,462
L. Phillip Humann	411,446,232	15,261,754
Paula R. Reynolds	419,157,707	7,550,279

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2008	Term expiring in 2009
Fernando Aguirre	Calvin Darden
John F. Brock	Donna A. James
James E. Copeland, Jr.	Thomas H. Johnson
Irial Finan	Lowry F. Kline
Curtis R. Welling

COCA-COLA ENTERPRISES INC.

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
Approval of the 2007 Incentive Award Plan	378,157,647	24,362,022	1,591,431	22,596,886

Ratification of the Audit Committee’s appointment of independent auditors	421,538,820	3,815,712	1,338,805	14,649

Shareowner proposal relating to shareowner approval of certain severance agreements	123,101,327	279,540,390	1,469,384	22,596,885

Item 6.	Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
12	Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

COCA-COLA ENTERPRISES INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date: July 27, 2007	/s/ William W. Douglas III
William W. Douglas III
Senior Vice President and Chief Financial Officer

Date: July 27, 2007	/s/ Charles D. Lischer
Charles D. Lischer
Vice President, Controller, and Chief Accounting Officer