Form 10-Q
period 2007-09-28
COCA COLA ENTERPRISES INC
filed 2007-10-26
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

or

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

485,064,018 Shares of $1 Par Value Common Stock as of September 28, 2007

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 28, 2007

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Net operating revenues	$5,405	$5,218	$15,637	$15,018
Cost of sales	3,320	3,181	9,592	9,068

Gross profit	2,085	2,037	6,045	5,950
Selling, delivery, and administrative expenses	1,635	1,589	4,884	4,787

Operating income	450	448	1,161	1,163
Interest expense, net	155	159	467	472
Other nonoperating income (expense), net	9	5	(3)	8

Income before income taxes	304	294	691	699
Income tax expense	36	81	138	131

Net income	$268	$213	$553	$568

Basic net income per share	$0.56	$0.45	$1.15	$1.20

Diluted net income per share	$0.55	$0.44	$1.14	$1.18

Dividends declared per share	$0.06	$0.06	$0.18	$0.12

Basic weighted average common shares outstanding	481	476	480	474

Diluted weighted average common shares outstanding	488	482	485	480

Income (expense) amounts from transactions with The Coca-Cola Company – Note 6:
Net operating revenues	$167	$163	$491	$463
Cost of sales	(1,410)	(1,373)	(4,280)	(4,036)
Selling, delivery, and administrative expenses	2	6	16	13

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	September 28, 2007	December 31, 2006
ASSETS
Current:
Cash and cash equivalents	$130	$184
Trade accounts receivable, less allowances of $54 and $50, respectively	2,254	2,089
Amounts receivable from The Coca-Cola Company	180	106
Inventories	1,074	792
Current deferred income tax assets	198	230
Prepaid expenses and other current assets	418	401

Total current assets	4,254	3,802
Property, plant, and equipment, net	6,666	6,698
Goodwill	606	603
Franchise license intangible assets, net	11,837	11,452
Customer distribution rights and other noncurrent assets, net	778	811

Total assets	$24,141	$23,366

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,807	$2,732
Amounts payable to The Coca-Cola Company	356	324
Deferred cash receipts from The Coca-Cola Company	49	64
Current portion of debt	812	804

Total current liabilities	4,024	3,924
Debt, less current portion	9,007	9,218
Retirement and insurance programs and other long-term obligations	1,425	1,467
Deferred cash receipts from The Coca-Cola Company, less current	140	174
Long-term deferred income tax liabilities	4,155	4,057

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 492,175,835 and 487,564,031 shares, respectively	492	488
Additional paid-in capital	3,168	3,068
Reinvested earnings	1,398	940
Accumulated other comprehensive income	435	143
Common stock in treasury, at cost – 7,111,817 and 7,873,661 shares, respectively	(103)	(113)

Total shareowners’ equity	5,390	4,526

Total liabilities and shareowners’ equity	$24,141	$23,366

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended
	September 28, 2007	September 29, 2006
Cash Flows From Operating Activities:
Net income	$553	$568
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	784	754
Net change in customer distribution rights	4	23
Share-based compensation expense	28	47
Deferred funding income from The Coca-Cola Company, net of cash received	(49)	(88)
Deferred income tax expense	45	73
Pension expense less than retirement plan contributions	(47)	(40)
Net changes in assets and liabilities, net of acquisition amounts	(372)	(412)

Net cash derived from operating activities	946	925

Cash Flows From Investing Activities:
Capital asset investments	(633)	(621)
Capital asset disposals	56	21
Acquisition of bottling operations, net of cash acquired	—	(102)
Other investing activities	(9)	(10)

Net cash used in investing activities	(586)	(712)

Cash Flows From Financing Activities:
(Decrease) increase in commercial paper, net	(328)	657
Issuances of debt	1,354	741
Payments on debt	(1,458)	(1,568)
Dividend payments on common stock	(87)	(86)
Exercise of employee share options	88	49
Other financing activities	12	2

Net cash used in financing activities	(419)	(205)

Net effect of exchange rate changes on cash and cash equivalents	5	5

Net Change In Cash and Cash Equivalents	(54)	13
Cash and Cash Equivalents At Beginning of Period	184	107

Cash and Cash Equivalents At End of Period	$130	$120

Supplemental Noncash Investing Activities:
Capital lease additions	$4	$30

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ACCOUNTING AND REPORTING POLICIES

Business

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our,” or “us”) is the world’s largest marketer, producer, and distributor of bottle and can nonalcoholic beverages. We market, produce, and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States (“U.S.”), the District of Columbia, the U.S. Virgin Islands, certain other Caribbean islands, and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as “Europe”).

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”). For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days during the three and nine months ended September 28, 2007 and September 29, 2006.

Reclassifications

In order to conform to our current year presentation, we have reclassified the gross amounts of our receivables from and payables to TCCC in our Condensed Consolidated Balance Sheet for the year ended December 31, 2006 (refer to Note 6). We have also reclassified certain other amounts in our prior year’s Condensed Consolidated Statement of Operations to conform to our current year presentation.

Seasonality

Due to the seasonality of our business, our operating results for the three and nine months ended September 28, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. Business seasonality is the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and rent and interest expense, which are not significantly impacted by business seasonality.

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-03”). The consensus provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 was effective January 1, 2007. We record substantially all of the taxes within the scope of EITF 06-03 on a net basis, except for certain taxes in Europe. During the nine months ended September 28, 2007 and September 29, 2006, we recorded approximately $130 million of taxes within the scope of EITF 06-03 on a gross basis.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3—SHARE-BASED PAYMENT AWARDS

Compensation expense related to our share-based payment awards totaled $10 million and $28 million during the three and nine months ended September 28, 2007, respectively, and $16 million and $47 million during the three and nine months ended September 29, 2006, respectively. The year-over-year decrease in our compensation expense was due, in part, to the impact of a higher estimated forfeiture rate, which was increased to reflect a greater number of forfeitures associated with our restructuring activities (refer to Note 13). Our compensation expense for the nine months ended September 29, 2006 also included $5 million related to the modification of certain awards in connection with our restructuring activities. Compensation expense related to our share-based payment awards is recorded in selling, delivery, and administrative (“SD&A”) expenses on our Condensed Consolidated Statements of Operations.

During the three and nine months ended September 28, 2007, we granted 58,900 and 139,180 restricted shares (units), respectively. We issued an aggregate of 1.9 million and 4.6 million shares of common stock during the three and nine months ended September 28, 2007, respectively, from the exercise of share options. As of September 28, 2007, we had approximately $53 million and $21 million of unrecognized compensation expense related to our unvested restricted shares (units) and unvested share options, respectively. We expect this compensation expense to be recognized over a weighted average period of 2.7 years for our unvested restricted shares (units) and 1.5 years for our unvested share options. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 4—INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of September 28, 2007 and December 31, 2006 (in millions):

	September 28, 2007	December 31, 2006
Finished goods	$752	$495
Raw materials and supplies	322	297

Total inventories	$1,074	$792

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5—PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of September 28, 2007 and December 31, 2006 (in millions):

	September 28, 2007	December 31, 2006
Land	$514	$492
Building and improvements	2,558	2,425
Machinery, equipment, and containers	3,756	3,500
Cold drink equipment	6,041	5,676
Fleet	1,708	1,685
Furniture and office equipment	1,158	1,112

Property, plant, and equipment	15,735	14,890
Less: accumulated depreciation and amortization	9,234	8,465

	6,501	6,425
Construction in process	165	273

Property, plant, and equipment, net	$6,666	$6,698

NOTE 6—RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of Coca-Cola products with 93 percent of our sales volume during the three and nine months ended September 28, 2007 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of September 28, 2007. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

Our bottler agreements with TCCC for our territories in Belgium, continental France, and the Netherlands have been extended to January 26, 2008. Our agreement in Canada has been extended to January 28, 2008, and our agreement in Great Britain has been extended to February 10, 2008. These temporary extensions of the agreements are in connection with our negotiations with TCCC for the extensions of these agreements for full ten-year terms. We are also negotiating similar full-term extensions of our bottler agreements in the U.S. Virgin Islands and certain other Caribbean islands upon the conclusion of their current terms (December 31, 2007) and for our bottler agreement in Luxemburg upon the conclusion of its current term (January 30, 2008). We believe that we and TCCC will enter into agreements without material modifications to the terms of the existing agreements and without substantial cost. For additional information about these agreements, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2007 and September 29, 2006 (in millions):

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$109	$114	$317	$320
Dispensing equipment repair services	20	18	59	55
Other transactions	38	31	115	88

Total	$167	$163	$491	$463

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,215)	$(1,189)	$(3,748)	$(3,566)
Purchases of sweeteners	(74)	(64)	(245)	(219)
Purchases of finished products	(286)	(267)	(750)	(675)
Marketing support funding earned	146	116	414	336
Cold drink equipment placement funding earned	19	31	49	88

Total	$(1,410)	$(1,373)	$(4,280)	$(4,036)

Amounts affecting selling, delivery, and administrative expenses	$2	$6	$16	$13

During the first quarter of 2007, we entered into a $104 million discretionary marketing arrangement in the U.S. with TCCC. The activities required under this arrangement were agreed to during the annual joint planning process and include (1) an annual total soft drink price pack plan; (2) support for the implementation of segmented merchandising; and (3) support of shared strategic initiatives. Amounts under this program are being received quarterly during 2007 and are included in the marketing support funding earned in the preceding table. These amounts are recognized in cost of sales as inventory is sold. If we do not meet the stated requirements under this arrangement, TCCC may remove some or all of the funding on a prospective basis.

In August 2007, we entered into a master distribution agreement (“MDA”) with Energy Brands Inc. (“Energy Brands”), a wholly owned subsidiary of TCCC. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced water products including vitaminwater, smartwater, and vitaminenergy. The MDA is effective November 1, 2007 for a period of ten years, and will be automatically renewed for succeeding ten-year terms, subject to a twelve-month non-renewal notification. In conjunction with the execution of the MDA, we entered into an agreement with TCCC whereby we agreed not to introduce new brands or certain brand extensions in the U.S. through August 31, 2010 unless mutually agreed to by us and TCCC.

The following table summarizes the gross amounts of our receivables from and payables to TCCC, and the respective line items in which they were recorded in our Condensed Consolidated Balance Sheets as of September 28, 2007 and December 31, 2006 (in millions):

	September 28, 2007	December 31, 2006
Assets:
Amounts receivable from TCCC	$180	$106
Customer distribution rights and other noncurrent assets, net	33	30

Liabilities:
Amounts payable to TCCC	356	324
Retirement and insurance programs and other long-term obligations	34	44

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7—DEBT

The following table summarizes our debt as of September 28, 2007 and December 31, 2006 (in millions):

	September 28, 2007		December 31, 2006
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$464	5.0%	$689	5.3%
Euro and pound sterling commercial paper	47	4.9	161	5.1
Canadian dollar commercial paper	220	5.0	148	4.3
U.S. dollar notes due 2008-2037(B)	2,238	5.3	1,791	5.3
Euro and pound sterling notes due 2007-2021(C)	1,863	5.4	2,887	5.1
Canadian dollar notes due 2009	151	5.9	129	5.9
U.S. dollar debentures due 2012-2098	3,784	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(D) (E)	208	8.4	209	8.4
Multi-currency credit facility(F)	521	—	—	—
Various non-U.S. currency debt and credit facilities	134	—	22	—
Capital lease obligations (G)	148	—	156	—
Other debt obligations	41	—	47	—

Total debt	9,819		10,022

Less: current portion of debt	812		804

Debt, less current portion	$9,007		$9,218

(A)	These rates represent the weighted average interest rates or effective interest rates on the outstanding balances.
(B)	In August 2007, we issued a $450 million variable rate note due in 2009.
(C)	In March 2007, a 300 million Euro bond, 5.88 percent note (U.S. $394 million) matured and in June 2007, a 550 million Euro bond, 3.99 percent note (U.S. $744 million) matured.
(D)

During the second quarter of 2007, we paid $19 million to repurchase zero coupon notes with a par value totaling $41 million and unamortized discounts of $27 million. As a result of these extinguishments, we recorded a net loss of $5 million ($3 million net of tax) in interest expense, net on our Condensed Consolidated Statement of Operations.

(E)	These amounts are shown net of unamortized discounts of $380 million and $420 million as of September 28, 2007 and December 31, 2006, respectively.
(F)

In September 2007, we borrowed 365 million Euros under our $2.5 billion committed multi-currency credit facility. We have the right under this facility to re-borrow amounts due until the facility matures in 2012.

(G)	These amounts represent the present value of our minimum capital lease payments as of September 28, 2007 and December 31, 2006, respectively.

At September 28, 2007 and December 31, 2006, approximately $898 million and $1.4 billion, respectively, of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our Condensed Consolidated Balance Sheets as a result of our intent and ability to refinance these borrowings on a long-term basis. If we are unable to refinance these borrowings with similar obligations, we would refinance the borrowings through amounts available under committed credit facilities.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our domestic and international commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 18 banks. At September 28, 2007, our availability under this credit facility was $1.7 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of September 28, 2007. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

We guarantee debt and other obligations of certain third parties. In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of September 28, 2007 and December 31, 2006 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2007	2006	2007	2006
Manufacturing cooperative	Various through 2015	$240	$240	$213	$222
Vending partnership	November 2009	17	17	14	11

		$257	$257	$227	$233

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

Legal Contingencies

On February 7, 2006, a purported class action lawsuit was filed against us and several of our current and former officers and directors (the “Argento Suit”). The lawsuit alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. Lawsuits virtually identical to this suit, some raising derivative claims under Delaware state law and others bringing claims under the Employees’ Retirement Income Security Act (“ERISA”), were filed in courts in Delaware and Georgia. The Delaware suit names TCCC as a defendant and alleges that we are “controlled” by TCCC to our detriment and to the detriment of our shareowners. The various suits have been consolidated in each court by suit type. Amended complaints containing allegations substantially similar to the original suits have also been filed in each suit. In an order dated February 7, 2007, the court granted our motion to dismiss the consolidated securities class action in Atlanta, Georgia. The court’s order was without prejudice, and the plaintiffs re-filed their suit. On October 4, 2007, the court ordered the case dismissed, this time with prejudice. It is not known whether the plaintiffs will appeal. In an order dated March 13, 2007, that same federal court granted our motion to dismiss a related derivative lawsuit, and on June 19, 2007, the same court granted our motion to dismiss the related ERISA class action.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Plaintiffs in the ERISA suit were given the right to file an amended complaint; however, the court did dismiss several claims and defendants with prejudice. Plaintiffs subsequently filed an amended ERISA class action complaint and we have again moved to dismiss that suit. On October 17, 2007, the Delaware court granted our motion to dismiss the Delaware derivative action. It is not known whether plaintiffs will appeal. At this time, it is not possible for us to predict the ultimate outcome of these matters.

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

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. Several of these suits have been resolved and are to be dismissed, subject to final court approval. Amounts to be paid toward settlements reached in these suits and for unresolved suits for which we believe a payment is probable and estimable have been recorded in our Condensed Consolidated Financial Statements. Our California subsidiary is vigorously defending against the remaining claims. At this time, it is not possible for us to predict the ultimate outcome of these matters.

We are a party to various other matters of litigation or claims, including other employment matters, generally arising out of the normal course of business. Although it is difficult to predict the ultimate outcome of these matters, we believe that any ultimate liability would not have a material adverse effect on our Condensed Consolidated Financial Statements.

Environmental

At September 28, 2007, there were two federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material adverse effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 38 other federal and 11 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cold Drink Equipment Placement Funding Earned

We participate in programs with TCCC designed to promote the placement of cold drink equipment (“Jumpstart Programs”). Under the Jumpstart Programs, as amended, we agree to (1) purchase and place specified numbers of cold drink equipment each year through 2010; (2) maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement; (3) maintain and stock the equipment in accordance with specified standards for marketing TCCC products; and (4) report to TCCC during the period the equipment is in service whether, on average, the equipment purchased under the programs has generated a stated minimum sales volume of TCCC products. In July 2007, we and TCCC amended our Jumpstart Programs in North America. The amendment (1) eliminated the requirement that we achieve for TCCC a certain gross profit on TCCC products sold through energy drink coolers and replaced it with the pre-existing requirement that we achieve a stated minimum sales volume of TCCC products prospectively; (2) eliminated the alternative credit previously established for energy drink coolers; and (3) updated the purchase plan requirements.

Our obligations under the Jumpstart Programs continue until 12 years after the last piece of equipment is placed, which is currently anticipated to be 2010. We have agreed to relocate equipment if the previously placed equipment is not generating sufficient volume to meet the minimum requirements. Movement of the equipment is only required if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the programs. We are unable to quantify the maximum potential amount of future payments required under this obligation because the dates and costs to relocate equipment in the future are indeterminate. As of September 28, 2007, our liability for the estimated costs of relocating equipment in the future was approximately $20 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain if we are required to act upon our obligations under the Jumpstart Programs.

We purchase products of TCCC in the ordinary course of business to achieve the minimum required sales volume of TCCC products. We are unable to quantify the amount of these future purchases because we will purchase products at various costs, quantities, and mix in the future.

Should we not satisfy the provisions of the Jumpstart Programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to seek a partial refund. No refunds of amounts previously earned have ever been paid under the programs, and we believe the probability of a partial refund of amounts previously earned under the programs is remote. We believe we would in all cases resolve any matters that might arise regarding these programs. We and TCCC have amended prior agreements to reflect, where appropriate, modified goals and provisions, and we believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart Programs.

Letters of Credit

At September 28, 2007, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $291 million and letters of credit for certain operating activities aggregating $4 million. These outstanding letters of credit reduce the availability under our $2.5 billion multi-currency credit facility (refer to Note 7).

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three and nine months ended September 28, 2007 and September 29, 2006 (in millions):

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Components of net periodic benefit costs:
Service cost	$36	$37	$109	$110
Interest cost	43	40	129	118
Expected return on plan assets	(53)	(47)	(159)	(140)
Amortization of prior service costs	1	—	3	—
Recognized actuarial loss	14	20	42	60

Net periodic benefit cost	$41	$50	$124	$148

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all of our U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three and nine months ended September 28, 2007 and September 29, 2006 (in millions):

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Components of net periodic benefit costs:
Service cost	$3	$4	$10	$10
Interest cost	7	6	19	17
Amortization of prior service credit	(3)	(3)	(10)	(10)
Recognized actuarial loss	1	—	3	3
Special termination benefits	1	—	1	—

Net periodic benefit cost	$9	$7	$23	$20

Contributions

Contributions to our pension and other postretirement benefit plans totaled $194 million and $208 million during the nine months ended September 28, 2007 and September 29, 2006, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2007, as well as our actual contributions for the year ended December 31, 2006 (in millions):

	Projected 2007	Actual 2006
Pension—U.S.	$109	$137
Pension—non-U.S.	96	77
Other Postretirement	23	21

Total contributions	$228	$235

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10—INCOME TAXES

Our effective tax rate was 20 percent and 19 percent for the nine months ended September 28, 2007 and September 29, 2006, respectively. The following table provides a reconciliation of the income tax provision at the statutory federal rate to our actual income tax provision for the nine months ended September 28, 2007 and September 29, 2006 (in millions):

	Nine Months Ended
	2007	2006
U.S. federal statutory expense	$242	$245
State expense, net of federal benefit	14	7
Taxation of European and Canadian operations, net	(75)	(68)
Rate and law change benefit, net	(56)	(71)
Valuation allowance provision	—	7
Nondeductible items	12	14
Other, net	1	(3)

Total provision for income taxes	$138	$131

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

The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax jurisdiction	Years subject to examination
Netherlands	2001 - forward
Canada and Luxembourg	2002 - forward
U.S. state and local (A)	2003 - forward
U.S. federal (A)	2004 - forward
Belgium and France	2004 - forward
United Kingdom	2005 - forward

(A)

For U.S. federal and state tax purposes, our net operating loss and tax credit carryforwards that were generated between the years 1991 and 2001 are exposed to adjustment until the year in which they are actually utilized is no longer subject to examination.

In July 2007, the United Kingdom enacted a tax rate change that will reduce the tax rate in the United Kingdom by 2 percentage points effective April 1, 2008. As a result, we recorded a deferred tax benefit of $67 million during the third quarter of 2007 to adjust our deferred taxes.

In July 2007, the State of Michigan enacted legislation that resulted in the recognition of a net deferred tax liability of $15 million during the third quarter of 2007 to adjust our deferred taxes. On September 30, 2007, the State of Michigan enacted legislation that will allow a deduction for the net deferred tax liability that was created from the legislation enacted in July 2007. As a result, we expect to record a deferred tax benefit of approximately $15 million during the fourth quarter of 2007 to reverse the $15 million net deferred tax liability that was recorded during the third quarter of 2007.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11—EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of earnings per share. The following table summarizes our basic and diluted earnings per share calculations for the three and nine months ended September 28, 2007 and September 29, 2006 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Net income	$268	$213	$553	$568

Basic weighted average common shares outstanding (A)	481	476	480	474
Effect of dilutive securities (B)	7	6	5	6

Diluted weighted average common shares outstanding (A)	488	482	485	480

Basic net income per share	$0.56	$0.45	$1.15	$1.20

Diluted net income per share	$0.55	$0.44	$1.14	$1.18

(A)

At September 28, 2007 and September 29, 2006, we were obligated to issue, for no additional consideration, 1.3 million and 2.9 million common shares, respectively, under deferred share plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share.

(B)

Options to purchase 43 million and 53 million common shares were outstanding as of September 28, 2007 and September 29, 2006, respectively. Of these amounts, options to purchase 14 million and 32 million common shares for the three months ended September 28, 2007 and September 29, 2006, respectively, and options to purchase 23 million and 36 million common shares for the nine months ended September 28, 2007 and September 29, 2006, respectively, were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the nine months ended September 28, 2007 and September 29, 2006, we made dividend payments on our common stock totaling $87 million and $86 million, respectively, which represented our regular quarterly dividend of $0.06 per common share.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12—COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. The following table summarizes our comprehensive income for the three and nine months ended September 28, 2007 and September 29, 2006 (in millions):

	Three Months Ended		Nine Months Ended
	2007	2006	2007	2006
Net income	$268	$213	$553	$568
Currency translations	149	12	298	175
Net investment hedges, net of tax	(14)	2	(21)	(17)
Pension liability adjustments, net of tax	8	—	24	—
Other adjustments, net of tax	—	4	(9)	6

Net comprehensive income adjustments	143	18	292	164

Comprehensive income	$411	$231	$845	$732

Net Investment Hedges

In August 2007, we entered into a series of two-year cross-currency interest rate swap agreements as net investment hedges of our international subsidiaries. The purpose of these hedges is to protect against adverse movements in exchange rates. At September 28, 2007, our cross-currency interest rate swap agreements had a total fair value of approximately $18 million, which was recorded in retirement and insurance programs and other long-term obligations on our Condensed Consolidated Balance Sheet. We recorded a net of tax loss of $12 million in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet, related to these hedges.

NOTE 13—RESTRUCTURING ACTIVITIES

2007 and 2008 Programs

During the three and nine months ended September 28, 2007, we recorded restructuring charges totaling $28 million and $89 million, respectively. These charges, included in SD&A expenses, were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American and European operations as well as our corporate headquarters. Through this restructuring program we will (1) enhance standardization in our operating structure and business practices; (2) create a more efficient supply chain and order fulfillment structure; and (3) improve customer service in North America through the implementation of a new selling system for smaller customers. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $210 million, including transition costs. We expect to be substantially complete with these restructuring activities by the end of 2008 and expect a net job reduction of approximately 5 percent of our total workforce, or approximately 3,500 positions.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes these restructuring activities for the nine months ended September 28, 2007 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2006	$—	$—	$—
Provision	59	30	89
Cash payments	(28)	(24)	(52)
Non-cash payments	—	(1)	(1)

Balance at September 28, 2007	$31	$5	$36

2005 and 2006 Programs

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

The following table summarizes these restructuring activities for the years ended December 31, 2005 and 2006, and for the nine months ended September 28, 2007 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2004	$—	$—	$—
Provision	61	19	80
Cash payments	(18)	(19)	(37)
Non-cash payments	(10)	—	(10)

Balance at December 31, 2005	33	—	33
Provision	45	21	66
Cash payments	(41)	(14)	(55)
Non-cash payments	(4)	—	(4)

Balance at December 31, 2006	33	7	40
Cash payments	(15)	(4)	(19)

Balance at September 28, 2007	$18	$3	$21

For additional information about our restructuring activities, refer to Notes 16 and 18 of the Notes to Consolidated Financial Statements in our Form 10-K.

Severance Plans

During 2007, we executed two severance plans that cover all of our U.S. employees. These plans provide predefined postemployment benefits upon a qualified termination. It is not practicable for us to reasonably estimate the amount of our obligation for postemployment benefits under these plans, except for those costs accrued as part of our ongoing restructuring activities. As such, we have not recorded a liability for benefits outside the scope of our restructuring activities in our Condensed Consolidated Financial Statements.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14 – OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores, Inc. accounted for approximately 11 percent and 10 percent of our net operating revenues during the nine months ended September 28, 2007 and September 29, 2006, respectively. No single customer accounted for more than 10 percent of our net operating revenues in Europe during the nine months ended September 28, 2007 and September 29, 2006.

We evaluate our operating segments separately to individually monitor the different factors affecting their financial performance. Segment income or loss includes substantially all of the segment’s cost of production, distribution, and administration. Our information technology, share-based compensation, and debt portfolio are managed on a global basis and, therefore, expenses and/or costs attributable to these activities are included in our corporate operating segment. In addition, certain administrative expenses for departments that support our segments such as legal, accounting, and risk management are included in our corporate operating segment. We evaluate segment performance and allocate resources based on several factors, of which net revenues and operating income are the primary financial measures.

The following table summarizes selected financial information about our operating segments for the periods presented (in millions):

	North America (A)	Europe (B)	Corporate	Consolidated
Three months ended September 28, 2007:
Net operating revenues	$3,813	$1,592	$—	$5,405
Operating income (C)	344	215	(109)	450

Three months ended September 29, 2006:
Net operating revenues	$3,692	$1,526	$—	$5,218
Operating income (D)	325	236	(113)	448

Nine months ended September 28, 2007:
Net operating revenues	$10,979	$4,658	$—	$15,637
Operating income (E)	881	607	(327)	1,161
Capital asset investments	401	189	43	633

Nine months ended September 29, 2006:
Net operating revenues	$10,776	$4,242	$—	$15,018
Operating income (F)	955	574	(366)	1,163
Capital asset investments	425	156	40	621

(A)	Canada contributed approximately 9 percent of North America’s net operating revenues during the nine months ended September 28, 2007 and September 29, 2006, respectively.
(B)	Great Britain contributed approximately 44 percent and 45 percent of Europe’s net operating revenues during the nine months ended September 28, 2007 and September 29, 2006, respectively.
(C)

For the three months ended September 28, 2007, our operating income in North America, Europe, and Corporate included restructuring charges totaling $19 million, $3 million, and $6 million, respectively. Our North American operating income also included a $20 million gain related to the sale of land in Newark, New Jersey.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(D)

For the three months ended September 29, 2006, our operating income in North America, Europe, and Corporate included restructuring charges totaling $3 million, $1 million, and $1 million, respectively.

(E)

For the nine months ended September 28, 2007, our operating income in North America, Europe, and Corporate included restructuring charges totaling $68 million, $8 million, and $13 million, respectively. Our Corporate operating income also included $8 million related to a legal settlement accrual reversal, and our North American operating income included a $20 million gain related to the sale of land in Newark, New Jersey.

(F)

For the nine months ended September 29, 2006, our operating income in North America, Europe, and Corporate included restructuring charges totaling $8 million, $35 million, and $9 million, respectively.

NOTE 15 – OTHER EVENTS AND TRANSACTIONS

Central Acquisition

On February 28, 2006, we acquired the bottling operations of Central Coca-Cola Bottling Company, Inc. (“Central”) for an initial purchase price of $102 million and a final adjusted purchase price of $105 million, net of cash acquired. The acquisition of Central, which operates in parts of Virginia, West Virginia, Pennsylvania, Maryland, and Ohio, bolstered our customer and supply chain alignment in the U.S. Based upon our final purchase price allocation, we assigned a value of $6 million to customer relationships, $81 million to franchise license rights, and $29 million to non-deductible goodwill. The value of the customer relationships is being amortized over a period of 15 years. We have assigned an indefinite life to the franchise license rights since our domestic cola franchise license agreements with TCCC do not expire and our domestic non-cola franchise license agreements with TCCC can be renewed for additional terms with minimal cost (refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K for additional information about our franchise license agreements with TCCC). In connection with this acquisition, we recorded a liability as of the acquisition date totaling $1 million for costs associated with the severance and relocation of certain Central employees and the elimination of duplicate facilities. The operating results of Central have been included in our Consolidated Financial Statements since the date of acquisition. This acquisition did not have a material impact on our Consolidated Financial Statements.

Bravo! Brands

In July 2007, we terminated our MDA with Bravo! Brands (“Bravo”), a producer and distributor of branded, shelf-stable, flavored milk products. The MDA commenced on October 31, 2005 and was scheduled to continue through August 15, 2015. In conjunction with the execution of the MDA, we received from Bravo a warrant to purchase up to 30 million shares of Bravo common stock at $0.36 per share. The estimated fair value of the warrant on the date received was approximately $14 million. We attributed the value of the warrant received to the MDA and were recognizing the amount on a straight-line basis as a reduction to cost of sales over the term of the MDA. The warrant, which was written off to other nonoperating expense during the first quarter of 2007, was canceled in connection with the termination of the MDA. As a result, we recognized the remaining deferred amount of $12 million in other nonoperating income on our Condensed Consolidated Statement of Operations during the third quarter of 2007.

Waste Electrical and Electronic Equipment

During the nine months ended September 28, 2007, we recorded charges totaling $12 million in depreciation expense related to certain obligations associated with the member states’ adoption of the European Union’s (“EU”) Directive on Waste Electrical and Electronic Equipment (“WEEE”). Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

COCA-COLA ENTERPRISES INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS OVERVIEW

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our,” or “us”) is the world’s largest marketer, producer, and distributor of bottle and can nonalcoholic beverages. We market, produce, and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States (“U.S.”), the District of Columbia, the U.S. Virgin Islands, certain other Caribbean islands, and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as “Europe”). Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”).

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

Seasonality

Due to the seasonality of our business, our operating results for the third quarter and first nine months of 2007 are not necessarily indicative of the results that may be expected for the full-year ending December 31, 2007. Business seasonality is the result of traditionally higher unit sales of our products in the second and third quarters versus the first and fourth quarters of the year, combined with the methods of accounting for fixed costs such as depreciation, amortization, and rent and interest expense, which are not significantly impacted by business seasonality.

Financial Results

Our net income in the third quarter of 2007 was $268 million, or $0.55 per diluted common share, compared to net income of $213 million, or $0.44 per diluted common share, in the third quarter of 2006.

Our third quarter of 2007 results included the following items of significance:

•	a $28 million ($18 million net of tax, or $0.04 per diluted common share) charge related to restructuring activities, primarily in North America;

•	a $20 million ($14 million net of tax, or $0.03 per diluted common share) gain on the sale of land in Newark, New Jersey;

•	a $12 million ($8 million net of tax, or $0.02 per diluted common share) gain on the termination of a distribution agreement; and

•	a $51 million ($0.10 per diluted common share) net benefit from U.S. state and United Kingdom tax rate changes.

Our third quarter of 2006 results included the following items of significance:

•	a $5 million ($3 million net of tax, or $0.01 per diluted common share) charge related to restructuring activities, primarily in Europe.

COCA-COLA ENTERPRISES INC.

Our results in the third quarter of 2007 reflect the impact of (1) strong pricing growth in North America necessitated by the high cost of sales environment; (2) soft volume trends in North America due to the impact of our pricing initiatives; (3) lower sales volume in Europe driven by poor weather conditions across our territories, particularly in Great Britain, and difficult year-over-year comparisons; (4) the continued success of our ongoing operating expense control efforts, including some initial benefit from our restructuring activities; and (5) favorable currency exchange rate changes.

We achieved net pricing per case growth of 6.0 percent in North America primarily through rate increases that were implemented during the latter part of 2006 and in 2007. Our North American sales volume decreased by 2.5 percent during the third quarter, reflecting the negative impact of higher prices and weak category performance of our regular Coca-Cola trademark products and other sparkling beverages. Despite the weak trends in the sparkling beverage category, we continued to experience success from Coca-Cola Zero and in our energy drink portfolio. Our still beverage portfolio, which now represents approximately 20 percent of our North American volume, performed well during the quarter highlighted by growth in sports drinks, teas, and water. The growth in our still beverages was also driven, in part, by brand and package innovation such as FUZE and Campbell’s beverages, which we began distributing during the third quarter of 2007.

In Europe, our volume declined 3.0 percent versus the prior year due to challenging year-over-year comparisons and poor operating conditions early in the quarter, particularly in Great Britain where the weather was unusually cool and wet. The poor operating environment led us to implement strong promotional pricing programs to spark volume, which contributed to our pricing being flat year-over-year. Despite persistent softness in the sparkling beverage category, Coca-Cola Zero continued its strong performance. Our juice drink portfolio also benefited from strong growth within the Capri-Sun and Oasis brands.

OPERATIONS REVIEW

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.4	61.0	61.3	60.4

Gross profit	38.6	39.0	38.7	39.6
Selling, delivery, and administrative expenses	30.2	30.5	31.2	31.9

Operating income	8.4	8.5	7.5	7.7
Interest expense, net	2.9	3.0	3.0	3.1
Other nonoperating income, net	0.2	0.1	0.0	0.1

Income before income taxes	5.7	5.6	4.5	4.7
Income tax expense	0.7	1.5	1.0	0.9

Net income	5.0%	4.1%	3.5%	3.8%

COCA-COLA ENTERPRISES INC.

Operating Income

The following table summarizes our operating income by operating segment for the periods presented (in millions; percentages rounded to the nearest  1/2 percent):

	Third Quarter				First Nine Months
	2007		2006		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
North America	$344	76.5%	$325	72.5%	$881	76.0%	$955	82.0%
Europe	215	48.0	236	52.5	607	52.5	574	49.5
Corporate	(109)	(24.5)	(113)	(25.0)	(327)	(28.5)	(366)	(31.5)

Consolidated	$450	100.0%	$448	100.0%	$1,161	100.0%	$1,163	100.0%

Operating income increased $2 million, or 0.5 percent, in the third quarter of 2007 to $450 million from $448 million in the third quarter of 2006. Operating income decreased $2 million in the first nine months of 2007 to $1.2 billion. The following table summarizes the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest  1/2 percent):

	Third Quarter 2007		First Nine Months 2007
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost, and mix on gross profit	$61	13.5%	$90	7.5%
Impact of bottle and can volume on gross profit	(52)	(11.5)	(116)	(10.0)
Impact of Jumpstart funding on gross profit	(12)	(2.5)	(39)	(3.5)
Impact of post mix, agency, and other on gross profit	(1)	(0.5)	24	2.0
Selling, delivery, and administrative expenses	(9)	(2.0)	3	0.5
Net impact of restructuring charges in 2007 and 2006	(23)	(5.0)	(37)	(3.0)
Legal settlement accrual reversal	—	0.0	8	0.5
Gain on sale of land	20	4.5	20	2.0
Currency exchange rate changes	18	4.0	42	3.5
Other changes	—	0.0	3	0.5

Change in operating income	$2	0.5%	$(2)	0.0%

Net Operating Revenues

Net operating revenues increased 3.5 percent in the third quarter of 2007 to $5.4 billion from $5.2 billion in the third quarter of 2006. The percentage of our third quarter of 2007 net operating revenues derived from North America and Europe was 71 percent and 29 percent, respectively. Great Britain contributed 46 percent of Europe’s net operating revenues in the third quarter of 2007.

Net operating revenues increased 4.0 percent in the first nine months of 2007 to $15.6 billion from $15.0 billion in the first nine months of 2006. The percentage of our first nine months of 2007 net operating revenues derived from North America and Europe was 70 percent and 30 percent, respectively. Great Britain contributed 44 percent of Europe’s net operating revenues in the first nine months of 2007.

Our net operating revenues in North America during the third quarter and first nine months of 2007 reflect the impact of strong pricing growth and a decline in volume. We continued to experience positive growth in our energy drinks, sports drinks, and waters, and benefited from the strong performance of Coca-Cola Zero. The overall decline in our volume was primarily attributable to the negative impact of our pricing initiatives that were implemented to mitigate the significant increase in our cost of goods. We also experienced weak category

COCA-COLA ENTERPRISES INC.

performance of our regular Coca-Cola trademark products and other sparkling beverages. In Europe, our third quarter net operating revenues benefited from favorable currency exchange rate changes, while our pricing remained flat and volume declined. We continued to experience weakness in the sparkling beverage category and faced poor operating conditions, particularly in Great Britain where the weather was unusually cool and wet during the beginning of the quarter. These challenging conditions forced us to respond with strong promotional pricing programs.

Net operating revenue per case increased 6.5 percent in the third quarter and first nine months of 2007 versus the third quarter and first nine months of 2006. The following table summarizes the significant components of the change in our net operating revenue per case for the periods presented (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	Third Quarter 2007			First Nine Months 2007
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in net operating revenue per case:
Bottle and can net price per case	6.0%	0.0%	4.0%	5.0%	1.0%	4.0%
Customer marketing and other promotional adjustments	0.0	0.0	0.0	0.0	(0.5)	0.0
Post mix, agency, and other	(0.5)	0.0	(0.5)	0.0	0.5	0.0
Currency exchange rate changes	0.5	7.5	3.0	0.0	8.0	2.5

Change in net operating revenue per case	6.0%	7.5%	6.5%	5.0%	9.0%	6.5%

During the third quarter and the first nine months of 2007, our bottle and can sales accounted for 90 percent of our total net operating revenues. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher margin packages or brands that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our third quarter and first nine months of 2007 bottle and can net pricing per case was primarily achieved through rate increases, which were necessary given the high cost of sales environment in North America.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the U.S., we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative of the North American bottling system. Coupon and loyalty programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $597 million and $570 million in the third quarter of 2007 and 2006, respectively, and $1.8 billion and $1.6 billion in the first nine months of 2007 and 2006, respectively. These amounts included net customer marketing accrual reductions related to prior year programs of $8 million and $15 million in the third quarter of 2007 and 2006, respectively, and $21 million and $48 million in the first nine months of 2007 and 2006, respectively. The cost of these various programs as a percentage of gross revenues was 6.5 percent and 6.8 percent in the third quarter and first nine months of 2007, respectively, and 6.2 percent in the third quarter and first nine months of 2006. The increase in the cost of these various programs as a percentage of gross revenues was the result of higher promotional activities, primarily in Europe.

COCA-COLA ENTERPRISES INC.

Cost of Sales

Cost of sales increased 4.5 percent in the third quarter of 2007 to $3.3 billion from $3.2 billion in the third quarter of 2006 and increased 6.0 percent in the first nine months of 2007 to $9.6 billion from $9.1 billion in the first nine months of 2006.

Cost of sales per case increased 7.5 percent in the third quarter of 2007 versus the third quarter of 2006 and increased 8.0 percent in the first nine months of 2007 versus the first nine months of 2006. The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest  1/2 percent and based on wholesale physical case volume):

	Third Quarter 2007			First Nine Months 2007
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	8.5%	1.5%	6.0%	9.0%	2.0%	7.0%
Bottle and can marketing credits and Jumpstart funding	(2.0)	0.0	(1.5)	(2.0)	0.0	(1.5)
Costs related to post mix, agency, and other	(1.0)	0.0	(0.5)	(0.5)	0.0	(0.5)
Currency exchange rate changes	1.0	8.0	3.5	0.5	8.0	3.0

Change in cost of sales per case	6.5%	9.5%	7.5%	7.0%	10.0%	8.0%

During the third quarter and first nine months of 2007, the increase in our bottle and can ingredient and packaging costs was primarily the result of significant increases in the cost of aluminum and HFCS in North America. The increase in the cost of aluminum was due to the expiration of a supplier pricing agreement on December 31, 2006 that capped the price we paid for a majority of our North American purchases.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2006 (selling days were the same in the third quarter and first nine months of 2007 and 2006; rounded to the nearest  1/2 percent):

	Third Quarter 2007			First Nine Months 2007
	North America	Europe	Consolidated	North America	Europe	Consolidated
Change in volume	(2.5)%	(3.0)%	(2.5)%	(3.0)%	1.0%	(2.0)%
Impact of acquisition	n/a	n/a	n/a	0.0	n/a	0.0

Change in volume, adjusted for acquisition	(2.5)%	(3.0)%	(2.5)%	(3.0)%	1.0%	(2.0)%

North America comprised 76 percent and 75 percent of our consolidated bottle and can volume during the third quarter and first nine months of 2007, respectively. Great Britain contributed 46 percent and 43 percent of our European bottle and can volume during the third quarter and first nine months of 2007, respectively.

COCA-COLA ENTERPRISES INC.

Brands

The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2006 (selling days were the same in the third quarter and nine months of 2007 and 2006; rounded to the nearest  1/2 percent):

	Third Quarter 2007		First Nine Months 2007
	Change	Percent of Total	Change	Percent of Total
North America:
Coca-Cola trademark	(3.0)%	54.5%	(4.0)%	56.0%
Sparkling flavors and energy	(6.0)	24.5	(7.0)	25.0
Juices, isotonics, and other	1.0	11.0	3.0	9.5
Water	4.0	10.0	6.5	9.5

Total	(2.5)%	100.0%	(3.0)%	100.0%

Europe:
Coca-Cola trademark	(1.0)%	67.5%	1.5%	69.0%
Sparkling flavors and energy	(10.0)	19.0	(4.5)	18.0
Juices, isotonics, and other	1.0	11.0	6.0	10.5
Water	(8.5)	2.5	7.5	2.5

Total	(3.0)%	100.0%	1.0%	100.0%

Consolidated:
Coca-Cola trademark	(2.5)%	57.5%	(2.5)%	59.5%
Sparkling flavors and energy	(6.5)	23.5	(6.5)	23.0
Juices, isotonics, and other	1.0	11.0	3.5	9.5
Water	3.0	8.0	7.0	8.0

Total	(2.5)%	100.0%	(2.0)%	100.0%

The overall performance of our product portfolio continued to be impacted by trends in the marketplace, which reflect a consumer preference for lower-calorie beverages and an increased demand for specialized beverage choices. As such, we continue to focus our product and package innovation on zero-sugar and light brands, water brands, teas, and sports and energy drinks. For example, we recently expanded our still beverage portfolio to include FUZE and Campbell’s beverages, and have also entered into an agreement with TCCC to begin distributing glacéau brands in the majority of our U.S. territories during the fourth quarter of 2007. In addition, our sparkling beverage portfolio has been enhanced during 2007 through the addition of Diet Coke Plus, Coca-Cola Zero Cherry, and Vault Red Blitz in North America and Coca-Cola Zero in France and the Netherlands.

During the third quarter of 2007, our sales volume in North America declined 2.5 percent as compared to the third quarter of 2006. Our volume performance continued to be impacted by price increases that were implemented during the latter part of 2006 and in 2007. We experienced a 3.0 percent decline in our Coca-Cola trademark portfolio, which included a 5.5 percent decline in our regular Coca-Cola trademark products, offset partially by a 0.5 percent increase in our zero-sugar Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was primarily attributable to lower sales of Coca-Cola classic, Black Cherry Vanilla Coke, and Coke with Lime. The increase in our zero-sugar Coca-Cola trademark products was driven by a year-over-year increase in the sale of Coca-Cola Zero and the success of newly introduced products such as Coca-Cola Cherry Zero and Diet Coke Plus, which helped offset lower sales of Diet Coke and Caffeine-Free Diet Coke.

Our sparkling flavors and energy volume in North America declined 6.0 percent during the third quarter of 2007 versus the third quarter of 2006. This decrease was primarily driven by lower sales volume of Sprite and Dr Pepper products, as well as a decline in the sale of Vault, which was introduced during the first quarter of 2006. We continued to experience positive growth in our energy drink portfolio, which included the introduction of Full Throttle Mother and Full Throttle Unleaded during the third quarter of 2007. Our juices, isotonics, and other volume increased 1.0 percent during the third quarter of 2007, driven primarily by 7.0 percent growth in our tea portfolio and continued strong performance of POWERade, which grew 9.5 percent.

COCA-COLA ENTERPRISES INC.

The growth in our juices, isotonics, and other category also benefited from the introduction of FUZE and Campbell’s beverages, offset partially by lower sales of Minute Maid products. Our water brands continued to perform well in North America, increasing 4.0 percent during the third quarter of 2007. This performance was primarily driven by higher Dasani water multi-pack sales volume.

In Europe, our third quarter of 2007 sales volume declined 3.0 percent as compared to the third quarter of 2006. These results reflect the impact of challenging year-over-year comparisons and poor operating conditions early in the quarter, particularly in Great Britain where unusually cool and wet weather contributed to a 3.5 percent volume decline. Our sales volume during the first nine months of 2007 grew 1.0 percent reflecting a 4.0 percent volume increase in our continental European territories, which was driven by strong performance during the first half of the year.

Our Coca-Cola trademark products in Europe decreased 1.0 percent during the third quarter of 2007 as compared to the third quarter of 2006. This decrease was driven by a 3.5 percent decrease in our regular Coca-Cola trademark products, offset partially by a 3.5 percent increase in our zero-sugar Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was primarily attributable to declining sales of Coca-Cola Classic, while our zero-sugar Coca-Cola product category benefited from the continued success of Coca-Cola Zero. Our sparkling flavors and energy volume in Europe decreased 10.0 percent during the third quarter of 2007. This decrease was primarily driven by lower sales of Fanta products. Our juices, isotonics, and other volume increased 1.0 percent during the third quarter of 2007 driven by strong growth in our Capri-Sun brand.

Packages

The following table summarizes our volume results by major package category for the periods presented, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition was completed on January 1, 2006 (selling days were the same in the third quarter and first nine months of 2007 and 2006; rounded to the nearest  1/2 percent):

	Third Quarter 2007		First Nine Months 2007
	Change	Percent of Total	Change	Percent of Total
North America:
Cans	(3.0)%	57.5%	(4.0)%	58.5%
20-ounce	(3.5)	14.5	(4.5)	14.5
2-liter	(6.5)	9.5	(6.0)	10.0
Other (includes 500 ml and 32-ounce)	2.0	18.5	3.5	17.0

Total	(2.5)%	100.0%	(3.0)%	100.0%

Europe:
Cans	0.0%	38.0%	1.0%	38.5%
Multi serve PET (1-liter and greater)	(8.0)	30.0	(0.5)	31.0
Single serve PET	(1.5)	15.5	3.5	14.5
Other	(0.5)	16.5	1.0	16.0

Total	(3.0)%	100.0%	1.0%	100.0%

COCA-COLA ENTERPRISES INC.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (“SD&A”) expenses increased $46 million, or 3.0 percent, in the third quarter of 2007 to $1.6 billion and increased $97 million, or 2.0 percent, in the first nine months of 2007 to $4.9 billion. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest  1/2 percent):

	Third Quarter 2007		First Nine Months 2007
	Amount	Percent Change of Total	Amount	Percent Change of Total
Changes in SD&A expenses:
Administrative expenses	$33	2.0%	$9	0.0%
Selling and marketing expenses	(4)	0.0	(17)	(0.5)
Depreciation and amortization expense	(7)	(0.5)	(1)	0.0
Net impact of restructuring charges in 2007 and 2006	23	1.5	37	1.0
Legal settlement accrual reversal	—	0.0	(8)	0.0
Gain on sale of land	(20)	(1.0)	(20)	(0.5)
Currency exchange rate changes	34	2.0	91	2.0
Other expenses	(13)	(1.0)	6	0.0

Change in SD&A expenses	$46	3.0%	$97	2.0%

SD&A expenses as a percentage of net operating revenues was 30.2 percent and 30.5 percent in the third quarter of 2007 and 2006, respectively, and 31.2 percent and 31.9 percent in the third quarter and first nine months of 2007 and 2006, respectively. The decrease in our SD&A expenses as a percentage of net operating revenues during the first nine months of 2007 was primarily driven by ongoing operating expense control efforts throughout our organization, but also includes the benefit of lower year-over-year share-based compensation expense and a gain on the sale of land. These positive factors were offset partially by an increase in restructuring charges and higher year-over-year compensation expense associated with our current expectations regarding the achievement of certain performance targets under our annual bonus program.

During the third quarter and first nine months of 2007, we recorded restructuring charges totaling $28 million and $89 million, respectively. These charges were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American and European operations as well as our corporate headquarters. Through this restructuring program we will (1) enhance standardization in our operating structure and business practices; (2) create a more efficient supply chain and order fulfillment structure; and (3) improve customer service in North America through the implementation of a new selling system for smaller customers. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $210 million, including transition costs. We expect to be substantially complete with these restructuring activities by the end of 2008 and expect a net job reduction of approximately 5 percent of our total workforce, or approximately 3,500 positions.

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

COCA-COLA ENTERPRISES INC.

During the first nine months of 2007, we recorded charges totaling $12 million in depreciation expense related to certain obligations associated with the member states’ adoption of the European Union’s (“EU”) Directive on Waste Electrical and Electronic Equipment (“WEEE”). Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

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

Interest Expense, net

Interest expense, net decreased 2.5 percent in the third quarter of 2007 to $155 million from $159 million in the third quarter of 2006. Interest expense, net decreased 1.0 percent in the first nine months of 2007 and totaled $467 million. The following table summarizes the primary items that impacted our interest expense for the periods presented ($ in billions):

	Third Quarter		First Nine Months
	2007	2006	2007	2006
Average outstanding debt balance	$9.9	$10.5	$10.1	$10.5

Weighted average cost of debt	6.1%	5.9%	6.1%	5.9%
Fixed-rate debt (% of portfolio)	81%	80%	81%	80%
Floating-rate debt (% of portfolio)	19%	20%	19%	20%

During the second quarter of 2007, we paid $19 million to repurchase zero coupon notes with a par value totaling $41 million and unamortized discounts of $27 million. As a result of these extinguishments, we recorded a net loss of $5 million in interest expense, net.

Other nonoperating income (expense), net

During the third quarter of 2007, we terminated our master distribution agreement (“MDA”) with Bravo! Brands (“Bravo”). In conjunction with the execution of the MDA, we received from Bravo a warrant with an estimated fair value of approximately $14 million. We attributed the value of the warrant received to the MDA and were recognizing the amount on a straight-line basis as a reduction to cost of sales over the term of the MDA. During the first quarter of 2007, we recorded a $14 million loss to write-off the value of the warrant received from Bravo after concluding that the unrealized loss on our investment was other-than-temporary. The warrant was canceled in connection with the termination of the MDA. As a result, we recognized the remaining deferred amount of $12 million in other nonoperating income on our Condensed Consolidated Statement of Operations during the third quarter of 2007. For additional information about the warrants and our relationship with Bravo, refer to Note 15 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Income Tax Expense

Our effective tax rate was 20 percent and 19 percent for the first nine months of 2007 and 2006, respectively. Our effective tax rate for the first nine months of 2007 included the net favorable impact of $56 million (8.0 percentage point decrease in our effective tax rate) related to U.S. state and United Kingdom tax rate changes. Our effective tax rate for the first nine months of 2006 included the net favorable impact of $71 million (10 percentage point decrease in our effective tax rate) related to U.S. state tax law and Canadian federal and provincial tax rate changes. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first nine months of 2007 and 2006.

COCA-COLA ENTERPRISES INC.

RELATIONSHIP WITH THE COCA-COLA COMPANY

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume during the third quarter and first nine months of 2007 consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of September 28, 2007. For additional information about our transactions with TCCC, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our domestic and international commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 18 banks. At September 28, 2007, our availability under this credit facility was $1.7 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility.

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At September 28, 2007 and December 31, 2006, we had $731 million and $998 million, respectively, outstanding in commercial paper. During the remainder of 2007, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and short-term credit facilities with operating cash flow and intend to refinance the remaining outstanding borrowings.

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

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require us to maintain a defined net debt to total capital ratio. We were in compliance with these requirements as of September 28, 2007. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

COCA-COLA ENTERPRISES INC.

Summary of Cash Activities

During the first nine months of 2007, our principal sources of cash included (1) $946 million derived from operations; (2) proceeds of $1.4 billion from the issuance of debt; and (2) $88 million from the exercise of employee share options. Our primary uses of cash were (1) net payments on commercial paper of $328 million; (2) payments on debt of $1.5 billion; (3) capital asset investments totaling $633 million; (4) pension and other postretirement benefit contributions of $194 million; and (5) dividend payments totaling $87 million.

Operating Activities

Our net cash derived from operating activities totaled $946 million in the first nine months of 2007 versus $925 million in the first nine months of 2006. This increase was primarily the result of working capital changes. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion.

Investing Activities

Our net cash used in investing activities totaled $586 million in the first nine months of 2007 versus $712 million in the first nine months of 2006. This decrease was primarily due to the acquisition of Central Coca-Cola Bottling, Inc. in the first quarter of 2006 for an initial purchase price of $102 million, net of cash acquired. The following table summarizes our capital asset investments in the first nine months of 2007 and 2006 (in millions):

	First Nine Months
	2007	2006
Supply chain infrastructure improvements	$256	$225
Cold drink equipment	286	295
Fleet purchases	49	57
Information technology and other capital investments	42	44

Total capital asset investments	$633	$621

COCA-COLA ENTERPRISES INC.

Financing Activities

Our net cash used in financing activities increased $214 million in the first nine months of 2007 to $419 million from $205 million in the first nine months of 2006. The following table summarizes our issuances of debt, payments on debt, and our net payments on commercial paper for the first nine months of 2007 and 2006 (in millions):

				First Nine Months
Issuances of debt	Maturity Date	Rate		2007	2006
175 million pound sterling note	May 2009	5.25%		$—	$325
$450 million U.S. dollar note	August 2009	—	(A)	450	—
Multi-currency credit facility	October 2007(B)	—	(A)	521	—
British revolving credit facilities	Uncommitted	—	(A)	212	213
Belgian revolving credit facilities	Uncommitted	—	(A)	119	—
French revolving credit facilities	Uncommitted	—	(A)	52	146
Other issuances	—	—		—	57

Total issuances of debt, excluding commercial paper				1,354	741
Net issuances of commercial paper				—	657

Total issuances of debt				$1,354	$1,398

				First Nine Months
Payments on debt	Maturity Date	Rate		2007	2006
300 million Euro bond	March 2007	5.88%		$(394)	$—
550 million Euro bond	June 2007	3.99		(744)	—
U.S. dollar zero coupon notes (C)	June 2020	8.35		(19)	—
$250 million U.S. dollar note	September 2006	2.50		—	(250)
$450 million U.S. dollar note	August 2006	5.38		—	(450)
175 million pound sterling note	May 2006	4.13		—	(330)
British revolving credit facilities	Uncommitted	—	(A)	(173)	(254)
Belgian revolving credit facilities	Uncommitted	—	(A)	(65)	—
French revolving credit facilities	Uncommitted	—	(A)	(40)	(194)
Other payments	—	—		(23)	(90)

Total payments on debt, excluding commercial paper				(1,458)	(1,568)
Net payments on commercial paper				(328)	—

Total payments on debt				$(1,786)	$(1,568)

(A)	These credit facilities and notes carry variable interest rates.
(B)	We have the right under this facility to re-borrow amounts due until the facility matures in 2012.
(C)

During the second quarter of 2007, we paid $19 million to repurchase zero coupon notes with a par value totaling $41 million and unamortized discounts of $27 million. As a result of these extinguishments, we recorded a net loss of $5 million ($3 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statement of Operations.

During the first nine months of 2007 and 2006, dividend payments on our common stock totaled $87 million and $86 million, respectively. These amounts represented our regular quarterly dividend of $0.06 per common share.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $165 million, or 8.0 percent, to $2.3 billion at September 28, 2007. Inventories increased $282 million, or 35.5 percent, to $1.1 billion at September 28, 2007 from $792 million at December 31, 2006. These increases were primarily due to (1) the seasonality of our business and (2) currency exchange rate changes. In addition, our inventory balance increased as a result of higher cost of goods on hand at the end of the third quarter of 2007.

COCA-COLA ENTERPRISES INC.

Liabilities and Shareowners’ Equity

Accounts payable and accrued expenses increased $75 million, or 2.5 percent, to $2.8 billion at September 28, 2007 from $2.7 billion at December 31, 2006. This increase was primarily driven by currency exchange rate changes offset partially by the timing of payments, including those related to our customer trade marketing programs.

Our total debt decreased $203 million to $9.8 billion at September 28, 2007. This decrease was the result of debt payments exceeding debt issuances (including commercial paper) by $432 million offset partially by currency exchange rate changes.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans totaled $194 million and $208 million in the first nine months of 2007 and 2006, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2007, as well as our actual contributions for the year ended December 31, 2006 (in millions):

	Projected 2007	Actual 2006
Pension - U.S.	$109	$137
Pension - non-U.S.	96	77
Other Postretirement	23	21

Total contributions	$228	$235

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

Aluminum

During 2006, we had a supplier pricing agreement for a majority of our North American aluminum purchases that capped the price we paid for aluminum. This pricing agreement and related price cap expired on December 31, 2006. We have implemented certain hedging strategies, including entering into fixed pricing agreements, in order to mitigate some of our exposure to market price fluctuations in 2007. The agreements entered into to date, though, are at rates higher than our expired price cap. Including the effect of the pricing agreements entered into to date, we estimate that a 10 percent increase in the market price per pound of aluminum over the current average market price would increase our cost of sales during the next twelve months by approximately $21 million (based on our 2006 volume levels).

PET (plastic)

The cost of PET resin, which is a major cost component of our PET bottles, is variable and based on market prices. We currently do not have hedging instruments to mitigate our exposure to fluctuations in the market price

COCA-COLA ENTERPRISES INC.

of resin and, therefore, are subject to market changes. We estimate that a 10 percent increase in the market price of resin over the current average market price would increase our cost of sales during the next twelve months by approximately $52 million (based on our 2006 volume levels).

Vehicle Fuel

We use derivative instruments to hedge a portion of our vehicle fuel purchases in North America. The majority of these derivative instruments are designated as cash flow hedges related to the future purchases of vehicle fuel. Including the effect of these hedges, we estimate that a 10 percent increase in the market price of fuel over the current average market price would increase our fuel expense during the next twelve months by approximately $15 million (based on our 2006 volume levels).

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

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting during the quarter ended September 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On October 4, 2007, the court dismissed In Re: Coca-Cola Enterprises Inc. Securities Litigation, in the United States District Court for the Northern District of Georgia, Civil Action No. 1:06-CV-00275-TWT. The Court’s order was with prejudice. It is not known whether the plaintiffs will appeal.

On October 17, 2007, the court dismissed In Re: Coca-Cola Enterprises Inc. Shareholders Litigation, in the Court of Chancery of the State of Delaware, Consolidated C.A. No. 1927-CC. It is not known whether the plaintiffs will appeal.

For information about material changes to our reportable legal proceedings that occurred during the first and second quarters of 2007, refer to our Form 10-Qs for the quarters ended March 31, 2007 and June 29, 2007.

COCA-COLA ENTERPRISES INC.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors,” in our Form 10-K for the year ended December 31, 2006 (“Form 10-K”).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the third quarter of 2007:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2007 through July 27, 2007	—	—	—	33,283,579
July 28, 2007 through August 24, 2007	25,743	$24.00	—	33,283,579
August 25, 2007 through September 28, 2007	—	—	—	33,283,579

Total	25,743	$24.00	—	33,283,579

(A)	The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. in payment of tax obligations related to the vesting of restricted shares.

Item 6.	Exhibits

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
10.01

Letter Agreement dated July 12, 2007, by and among The Coca-Cola Company, Coca-Cola Ltd, Coca-Cola Enterprises, and Coca-Cola Bottling Company, amending the U.S. and Canada Cold Drink Equipment Purchase Programs.*

Filed herewith.

10.02	Focus and Commitment letter between Coca-Cola Enterprises and The Coca-Cola Company, Coca-Cola North America division, dated August 29, 2007.	Filed herewith.

12	Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

*	The filer has requested confidential treatment with respect to portions of this document.

COCA-COLA ENTERPRISES INC.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date: October 25, 2007	/s/ William W. Douglas III
William W. Douglas III
Senior Vice President and Chief Financial Officer

Date: October 25, 2007	/s/ Joseph D. Heinrich
Joseph D. Heinrich
Vice President, Controller, and Chief Accounting Officer