Form 10-K
period 2007-12-31
COCA COLA ENTERPRISES INC
filed 2008-02-14
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 01-09300

(Exact name of registrant as specified in its charter)

Delaware	58-0503352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of June 29, 2007 (assuming, for the sole purpose of this calculation, that all directors and executive officers of the registrant are “affiliates”) was $6,717,506,880 (based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange).

The number of shares outstanding of the registrant’s common stock as of January 25, 2008 was 487,364,504.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 22, 2008 are incorporated by reference in Part II and Part III.

PART I

ITEM 1.	BUSINESS

Introduction

References in this report to “we,” “our,” or “us” refer to Coca-Cola Enterprises Inc. and its subsidiaries unless the context requires otherwise.

Coca-Cola Enterprises Inc. at a Glance

•	Markets, produces, and distributes nonalcoholic beverages.

•

Serves a market of approximately 414 million consumers throughout the United States (“U.S.”), Canada, the U.S. Virgin Islands and certain other Caribbean islands, Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands.

•	Is the world’s largest Coca-Cola bottler.

•	Represents approximately 18 percent of total Coca-Cola product volume worldwide.

We were incorporated in Delaware in 1944 by The Coca-Cola Company (“TCCC”), and we have been a publicly-traded company since 1986.

We sold approximately 42 billion bottles and cans (or 2 billion physical cases) throughout our territories during 2007. Products licensed to us through TCCC and its affiliates and joint ventures represented approximately 93 percent of our volume during 2007.

We have perpetual bottling rights within the U.S. for products with the name “Coca-Cola.” For substantially all other products within the U.S., and all products elsewhere, the bottling rights have stated expiration dates. For all bottling rights granted by TCCC with stated expiration dates, we believe our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals of these licenses ensure that they will be renewed upon expiration. The terms of these licenses are discussed in more detail in the sections of this report entitled “North American Beverage Agreements” and “European Beverage Agreements.”

Relationship with The Coca-Cola Company

TCCC is our largest shareowner. At December 31, 2007, TCCC owned approximately 35 percent of our outstanding common stock. Two of our thirteen directors are executive officers of TCCC.

We conduct our business primarily under agreements with TCCC. These agreements give us the exclusive right to market, produce, and distribute beverage products of TCCC in authorized containers in specified territories. These agreements provide TCCC with the ability, at its sole discretion, to establish prices, terms of payment, and other terms and conditions for our purchases of concentrates and syrups from TCCC. Other significant transactions and agreements with TCCC include arrangements for cooperative marketing, advertising expenditures, purchases of sweeteners, juices, mineral waters and finished products, strategic marketing initiatives, cold drink equipment placement, and, from time-to-time, acquisitions of bottling territories.

We and TCCC continuously review key aspects of our respective operations to ensure we operate in the most efficient and effective way possible. This analysis includes our supply chains, information services, and sales organizations. In addition, our objective is to continue to simplify our relationship and to better align our mutual economic interests while continuing to work toward our common global agenda of innovating with new and existing brands and packages across all nonalcoholic beverage categories.

Territories

Our bottling territories in North America are located in 46 states of the U.S., the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and all 10 provinces of Canada. At December 31, 2007, these territories contained approximately 267 million people, representing approximately 79 percent of the population of the U.S. and 98 percent of the population of Canada.

Our bottling territories in Europe consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands. The aggregate population of these territories was approximately 147 million at December 31, 2007.

During 2007, our operations in North America and Europe contributed 70 percent and 30 percent, respectively, of our net operating revenues. Great Britain contributed 44 percent of our European net operating revenues in 2007.

Products and Packaging

As used throughout this report, the term “sparkling” beverage means nonalcoholic ready-to-drink beverages with carbonation, including energy drinks and waters and flavored waters with carbonation. The term “still” beverage means nonalcoholic beverage without carbonation, including waters and flavored waters without carbonation, juice and juice drinks, teas, coffees, and sports drinks.

We derive our net operating revenues from marketing, producing, and distributing nonalcoholic beverages. Our beverage portfolio includes some of the most recognized brands in the world, including the world’s most valuable sparkling beverage brand, Coca-Cola. We manufacture most of our finished product from syrups and concentrates that we buy from TCCC and other licensors. We deliver most of our product directly to retailers for sale to the ultimate consumers. The remainder of our product is principally distributed through wholesalers who deliver to retailers.

During 2007, our top five brands by geographic area were as follows:

North America:	Europe:
• Coca-Cola Classic	• Coca-Cola
• Diet Coke	• Diet Coke/Coca-Cola light
• Sprite	• Fanta
• Dasani	• Coca-Cola Zero
• POWERade	• Capri-Sun

During 2007, 2006, and 2005, certain major brand categories exceeded 10 percent of our total net operating revenues. The following table summarizes the percentage of total net operating revenues contributed by these major brand categories (rounded to the nearest 0.5 percent):

	2007	2006	2005
Consolidated:
Coca-Cola trademark	56.0%	56.5%	58.5%
Sparkling flavors and energy	24.0%	24.5%	24.0%
Juices, isotonics, and other	11.5%	11.0%	11.0%

Our products are available in a variety of different package types and sizes (single-serve, multi-serve, and multi-pack) including, but not limited to, aluminum and steel cans, glass, aluminum and PET (plastic) bottles, pouches, and bag-in-box for fountain use. The following table summarizes our bottle and can package mix by geographic area during 2007 (based on wholesale physical case volume and rounded to the nearest 0.5 percent):

North America:
Cans	59.0%
20-ounce	14.0
2-liter	10.5
Other (includes 500-ml and 32-ounce)	16.5

Total	100.0%

Europe:
Cans	38.0%
Multi-serve PET (1-liter and greater)	32.0
Single-serve PET	14.0
Other	16.0

Total	100.0%

Seasonality

Sales of our products tend to be seasonal, with the second and third calendar quarters accounting for higher sales volumes than the first and fourth quarters. Sales in Europe tend to be more volatile than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions.

Large Customers

Approximately 54 percent of our North American bottle and can volume and approximately 42 percent of our European bottle and can volume are sold through the supermarket channel. The supermarket industry has been in the process of consolidating, and a few chains control a significant amount of the volume. The loss of one or more chains as a customer could have a material adverse effect upon our business, but we believe that any such loss in North America would be unlikely because of our products’ proven ability to bring retail traffic into the supermarket and the resulting benefits to the store and because we are the only source for our bottle and can products within our exclusive territories. Within the European Union (“EU”), however, our customers can order from any other Coca-Cola bottler within the EU and those bottlers may have lower prices than the prices of our European bottlers.

No single customer accounted for 10 percent or more of our total consolidated net operating revenues in 2007. In North America, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 11 percent of our 2007 net operating revenues. No single customer accounted for more than 10 percent of our 2007 net operating revenues in Europe.

Raw Materials and Other Supplies

We purchase syrups and concentrates from TCCC and other licensors to manufacture products. In addition, we purchase sweeteners, juices, mineral waters, finished product, carbon dioxide, fuel, PET preforms, glass, aluminum and plastic bottles, aluminum and steel cans, pouches, closures, post-mix (fountain syrup) packaging, and other packaging materials. We generally purchase our raw materials, other than concentrates, syrups, mineral waters, and sweeteners, from multiple suppliers. The beverage agreements with TCCC provide that all authorized containers, closures, cases, cartons and other packages, and labels for the products of TCCC must be purchased from manufacturers approved by TCCC.

In the U.S. and Canada, high fructose corn syrup is the principal sweetener for beverage products of TCCC and other licensors’ brands (other than low-calorie products). Sugar (sucrose) is also used as a sweetener in Canada. During 2007, substantially all of our requirements for sweeteners in the U.S. were supplied through purchases by us from TCCC. In Europe, the principal sweetener is sugar derived from sugar beets. Our sugar purchases in Europe are made from multiple suppliers. We do not separately purchase low-calorie sweeteners, because sweeteners for low-calorie beverage products are contained in the syrups or concentrates that we purchase.

We currently purchase most of our requirements for plastic bottles in North America from manufacturers jointly owned by us and other Coca-Cola bottlers. We are the majority shareowner of Western Container Corporation, a major producer of plastic bottles. In Europe, we produce most of our plastic bottle requirements using preforms purchased from multiple suppliers. We believe that ownership interests in certain suppliers, participation in cooperatives, and the self-manufacture of certain packages serve to ensure supply and to reduce or manage our costs.

We, together with all other bottlers of Coca-Cola in the U.S., are a member of the Coca-Cola Bottlers Sales & Services Company LLC (“CCBSS”). CCBSS combines the purchasing volumes for goods and supplies of multiple Coca-Cola bottlers to achieve efficiencies in purchasing. CCBSS also participates in procurement activities with other large Coca-Cola bottlers worldwide. Through its Customer Business Solutions group, CCBSS also consolidates North American sales information for national customers.

We do not use any materials or supplies that are currently in short supply, although the supply and price of specific materials or supplies are periodically adversely affected by strikes, weather conditions, abnormally high demand, governmental controls, national emergencies, and price or supply fluctuations of their raw material components.

Advertising and Marketing

We rely extensively on advertising and sales promotions in marketing our products. TCCC and the other licensors that supply concentrates, syrups, and finished products to us make advertising expenditures in all major media to promote sales in the local areas we serve. We also benefit from national advertising programs conducted by TCCC and other licensors. Certain of the marketing expenditures by TCCC and other licensors are made pursuant to annual arrangements.

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid to us by TCCC under the programs are determined annually and periodically as the programs progress. Except in certain limited circumstances, TCCC has no contractual obligation to participate in expenditures for advertising, marketing, and other support. The amounts paid and terms of similar programs may differ with other licensees. Marketing support funding programs granted to us provide financial support, principally based on our product sales or upon the completion of stated requirements, to offset a portion of the costs to us of the programs.

Global Marketing Fund

We and TCCC have established a Global Marketing Fund, under which TCCC is paying us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice to terminate the agreement. The marketing activities to be funded under this agreement are agreed upon each year as part of the annual joint planning process and are incorporated into the annual marketing plans of both companies. TCCC may terminate this agreement for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control.

Cold Drink Equipment Programs

We and TCCC (or its affiliates) are parties to Cold Drink Equipment Purchase Partnership programs (“Jumpstart Programs”) covering most of our territories in the U.S., Canada, and Europe. The Jumpstart Programs are designed to promote the purchase and placement of cold drink equipment. We received approximately $1.2 billion in support payments under the Jumpstart Programs from TCCC during the period 1994 through 2001. There are no additional amounts payable to us from TCCC under the Jumpstart Programs. Under the Jumpstart Programs, as amended, we agree to:

•

Purchase and place specified numbers of cold drink equipment (principally vending machines and coolers) each year through 2010 (approximately 1.8 million cumulative units of equipment). We earn “credits” toward annual purchase and placement requirements based upon the type of equipment placed;

•	Maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement;

•	Maintain and stock the equipment in accordance with specified standards for marketing TCCC products;

•	Report to TCCC during the period the equipment is in service whether or not, on average, the equipment purchased has generated a stated minimum sales volume of TCCC products; and

•

Relocate equipment if the previously placed equipment is not generating sufficient sales volume of TCCC products to meet the minimum requirements. Movement of the equipment is only required if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the Jumpstart Programs.

The U.S. and Canadian agreements provide that no violation of the Jumpstart Programs will occur, even if we do not attain the required number of credits in any given year, so long as (1) the shortfall does not exceed 20 percent of the required credits for that year; (2) a minimal compensating payment is made to TCCC or its affiliate; (3) the shortfall is corrected in the following year; and (4) we meet all specified credit requirements by the end of 2010.

If we fail to meet our minimum purchase requirements for any calendar year, we will meet with TCCC to mutually develop a reasonable solution/alternative, based on (1) marketplace developments; (2) mutual assessment and agreement relative to the continuing availability of profitable placement opportunities; and (3) continuing participation in the market planning process between the two companies. The Jumpstart Programs can be terminated if no agreement about the shortfall is reached, and the shortfall is not remedied by the end of the first quarter of the succeeding calendar year. The Jumpstart Programs can also be terminated if the agreement is otherwise breached by us and not resolved within 90 days after notice from TCCC. Upon termination, certain funding amounts previously paid to us would be repaid to TCCC, plus interest at 1 percent per month from the date of initial funding. However, provided that we have partially performed, such repayment obligation shall be reduced to such lesser amount as TCCC shall reasonably determine will be adequate to deliver the financial returns that would have been received by TCCC had all equipment placement commitments been fully performed, and had the volume of product sold through such equipment reasonably anticipated by TCCC been achieved. We would be excused from any failure to perform under the Jumpstart Programs that is occasioned by any cause beyond our reasonable control. No refunds of amounts previously earned have ever been paid under the Jumpstart Programs, and we believe the probability of a partial refund of amounts previously earned under the Jumpstart Programs is remote. We believe we would, in all cases, resolve any matters that might arise regarding these Jumpstart Programs. We and TCCC have amended prior agreements to reflect, where appropriate, modified goals and provisions, and we believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart Programs.

North American Beverage Agreements

POWERade Litigation

Certain aspects of the U.S. beverage agreements described in this report are affected by the settlement of the Ozarks Coca-Cola/Dr Pepper Bottling Company and the Coca-Cola Bottling Company United lawsuits discussed later in this report in “Item 3—Legal Proceedings.” Approved alternative route to market projects undertaken by us, TCCC, and other bottlers of Coca-Cola would, in some instances, permit delivery of certain products of TCCC into the territories of almost all U.S. bottlers (in exchange for compensation in most circumstances) despite the terms of the U.S. beverage agreements making such territories exclusive.

Pricing

Pursuant to the North American beverage agreements, TCCC establishes the prices charged to us for concentrates for beverages bearing the trademark “Coca-Cola” or “Coke” (the “Coca-Cola Trademark Beverages”), Allied Beverages (as defined later), still beverages, and post-mix. TCCC has no rights under the U.S. beverage agreements to establish the resale prices at which we sell our products.

U.S. Cola and Allied Beverage Agreements with TCCC

We purchase concentrates from TCCC and market, produce, and distribute our principal nonalcoholic beverage products within the U.S. (excluding the U.S. Virgin Islands) under two basic forms of beverage agreements with TCCC: beverage agreements that cover the Coca-Cola Trademark Beverages (the “Cola Beverage Agreements”), and beverage agreements that cover other sparkling and some still beverages of TCCC (the “Allied Beverages” and “Allied Beverage Agreements”) (referred to collectively in this report as the “U.S. Cola and Allied Beverage Agreements”), although in some instances we distribute sparkling and still beverages without a written agreement. We are a party to one Cola Beverage Agreement and to various Allied Beverage Agreements for each territory. In this “North American Beverage Agreements” section, unless the context indicates otherwise, a reference to us refers to the legal entity in the U.S. that is a party to the beverage agreements with TCCC.

U.S. Cola Beverage Agreements with TCCC

Exclusivity.    The Cola Beverage Agreements provide that we will purchase our entire requirements of concentrates and syrups for Coca-Cola Trademark Beverages from TCCC at prices, terms of payment, and other terms and conditions of supply determined from time-to-time by TCCC at its sole discretion. We may not produce, distribute, or handle cola products other than those of TCCC. We have the exclusive right to manufacture and distribute Coca-Cola Trademark

Beverages for sale in authorized containers within our territories. TCCC may determine, at its sole discretion, what types of containers are authorized for use with products of TCCC. We may not sell Coca-Cola Trademark Beverages outside our territories.

Our Obligations.    We are obligated to:

•

Maintain such plant and equipment, staff and distribution, and vending facilities as are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in our territories;

•	Undertake adequate quality control measures prescribed by TCCC;

•	Develop and stimulate the demand for Coca-Cola Trademark Beverages in our territories;

•	Use all approved means and spend such funds on advertising and other forms of marketing as may be reasonably required to satisfy that objective; and

•	Maintain such sound financial capacity as may be reasonably necessary to ensure our performance of our obligations to TCCC.

We are required to meet annually with TCCC to present our marketing, management, and advertising plans for the Coca-Cola Trademark Beverages for the upcoming year, including financial plans showing that we have the consolidated financial capacity to perform our duties and obligations to TCCC. TCCC may not unreasonably withhold approval of such plans. If we carry out our plans in all material respects, we will be deemed to have satisfied our obligations to develop, stimulate, and satisfy fully the demand for the Coca-Cola Trademark Beverages and to maintain the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured within 120 days of written notice of the failure, would give TCCC the right to terminate the Cola Beverage Agreements. If we, at any time, fail to carry out a plan in all material respects in any geographic segment of our territory, and if such failure is not cured within six months after written notice of the failure, TCCC may reduce the territory covered by that Cola Beverage Agreement by eliminating the portion of the territory in which such failure has occurred.

Acquisition of Other Bottlers.    If we acquire control, directly or indirectly, of any bottler of Coca-Cola Trademark Beverages in the U.S., or any party controlling a bottler of Coca-Cola Trademark Beverages in the U.S., we must cause the acquired bottler to amend its agreement for the Coca-Cola Trademark Beverages to conform to the terms of the Cola Beverage Agreements.

Term and Termination.    The Cola Beverage Agreements are perpetual, but they are subject to termination by TCCC upon the occurrence of an event of default by us. Events of default with respect to each Cola Beverage Agreement include:

•	Production or sale of any cola product not authorized by TCCC;

•	Insolvency, bankruptcy, dissolution, receivership, or the like;

•	Any disposition by us of any voting securities of any bottling company subsidiary without the consent of TCCC; and

•	Any material breach of any of our obligations under that Cola Beverage Agreement that remains unresolved for 120 days after written notice by TCCC.

If any Cola Beverage Agreement is terminated because of an event of default, TCCC has the right to terminate all other Cola Beverage Agreements we hold.

Each Cola Beverage Agreement provides TCCC with the right to terminate that Cola Beverage Agreement if a person or affiliated group (with specified exceptions) acquires or obtains any contract or other right to acquire, directly or indirectly, beneficial ownership of more than 10 percent of any class or series of our voting securities. However, TCCC has agreed with us that this provision will apply only with respect to the ownership of voting securities of any of our bottling company subsidiaries.

The provisions of the Cola Beverage Agreements that make it an event of default to dispose of any Cola Beverage Agreement or more than 10 percent of the voting securities of any of our bottling company subsidiaries without the consent of TCCC and that prohibit the assignment or transfer of the Cola Beverage Agreements are designed to preclude any person not acceptable to TCCC from obtaining an assignment of a Cola Beverage Agreement or from acquiring voting securities of our bottling company subsidiaries. These provisions prevent us from selling or transferring any of our interest in any bottling operations without the consent of TCCC. These provisions may also make it impossible for us to benefit from certain transactions, such as mergers or acquisitions, that might be beneficial to us and our shareowners, but which are not acceptable to TCCC.

U.S. Allied Beverage Agreements with TCCC

The Allied Beverages are beverages of TCCC or its subsidiaries that are either sparkling beverages, but not Coca-Cola Trademark Beverages, or are certain still beverages, such as Hi-C fruit drinks. The Allied Beverage Agreements contain provisions that are similar to those of the Cola Beverage Agreements with respect to the sale of beverages outside our territories, authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Cola Beverage Agreements.

Exclusivity.    Under the Allied Beverage Agreements, we have exclusive rights to distribute the Allied Beverages in authorized containers in specified territories. Like the Cola Beverage Agreements, we have advertising, marketing, and promotional obligations, but without restriction for most brands as to the marketing of products with similar flavors, as long as there is no manufacturing or handling of other products that would imitate, infringe upon, or cause confusion with, the products of TCCC. TCCC has the right to discontinue any or all Allied Beverages, and we have a right, but not an obligation, under many of the Allied Beverage Agreements to elect to market any new beverage introduced by TCCC under the trademarks covered by the respective Allied Beverage Agreements.

Term and Termination.    Most Allied Beverage Agreements have a term of 10 or 15 years and are renewable by us for an additional 10 or 15 years at the end of each term. Renewal is at our option. We currently intend to renew substantially all the Allied Beverage Agreements as they expire. The Allied Beverage Agreements are subject to termination in the event we default. TCCC may terminate an Allied Beverage Agreement in the event of:

•	Insolvency, bankruptcy, dissolution, receivership, or the like;

•	Termination of our Cola Beverage Agreement by either party for any reason; or

•	Any material breach of any of our obligations under the Allied Beverage Agreement that remains unresolved after required prior written notice by TCCC.

U.S. Still Beverage Agreements with TCCC

We purchase and distribute certain still beverages such as isotonics and juice drinks in finished form from TCCC, or its designees or joint ventures, and market, produce, and distribute Dasani water products, pursuant to the terms of marketing and distribution agreements (the “Still Beverage Agreements”). The Still Beverage Agreements contain provisions that are similar to the U.S. Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the U.S. Cola and Allied Beverage Agreements.

Exclusivity.    Unlike the U.S. Cola and Allied Beverage Agreements, which grant us exclusivity in the distribution of the covered beverages in our territory, the Still Beverage Agreements grant exclusivity but permit TCCC to test-market the still beverage products in our territory, subject to our right of first refusal to do so, and to sell the still beverages to commissaries for delivery to retail outlets in the territory where still beverages are consumed on-premises, such as restaurants. TCCC must pay us certain fees for lost volume, delivery, and taxes in the event of such commissary sales. Also, under the Still Beverage Agreements, we may not sell other beverages in the same product category.

Pricing.    TCCC, at its sole discretion, establishes the prices we must pay for the still beverages or, in the case of Dasani, the concentrate or finished good, but has agreed, under certain circumstances for some products, to give the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca-Cola products.

Term.    Each of the Still Beverage Agreements has a term of 10 or 15 years and is renewable by us for an additional 10 years at the end of each term. Renewal is at our option. We currently intend to renew substantially all of the Still Beverage Agreements as they expire.

In August 2007, we entered into a distribution agreement with Energy Brands Inc. (“Energy Brands”), a wholly owned subsidiary of TCCC. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced water products including vitaminwater, smartwater, and vitaminenergy. The agreement was effective November 1, 2007 for a period of 10 years, and will automatically renew for succeeding 10-year terms, subject to a 12-month nonrenewal notification. The agreement covers most, but not all, of our U.S. territories, requires us to distribute Energy Brands enhanced water products exclusively, and permits Energy Brands to distribute the products in some channels within our territories. In conjunction with the execution of the Energy Brands agreement, we entered into an agreement with TCCC whereby we agreed not to introduce new brands or certain brand extensions in the U.S. through August 31, 2010, unless mutually agreed to by us and TCCC.

U.S. Post-Mix Sales and Marketing Agreements with TCCC

We have a distributorship appointment to sell and deliver certain post-mix products of TCCC. The appointment is terminable by either party for any reason upon 10 days’ written notice. Under the terms of the appointment, we are authorized to distribute such products to retailers for dispensing to consumers within the U.S. Unlike the U.S. Cola and Allied Beverage Agreements, there is no exclusive territory, and we face competition not only from sellers of other such products but also from other sellers of the same products (including TCCC). In 2007, we sold and/or delivered such post-mix products in all of our major territories in the U.S. Depending on the territory, we are involved in differing degrees in the sale, distribution, and marketing of post-mix syrups. In some territories, we sell syrup on our own behalf, but the primary responsibility for marketing lies with TCCC. In other territories, we are responsible for marketing post-mix syrup to certain customers.

U.S. Beverage Agreements with Other Licensors

The beverage agreements in the U.S. between us and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the U.S. Cola and Allied Beverage Agreements as to use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, and causes for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors in certain territories. Our agreements with subsidiaries of Cadbury Schweppes plc (“Cadbury Schweppes”), which represented approximately 7 percent of the beverages sold by us in the U.S. and the Caribbean during 2007, provide that the parties will give each other at least one year’s notice prior to terminating the agreement for any brand and pay certain fees in some circumstances. Also, we have agreed that we would not cease distributing Dr Pepper, Canada Dry, Schweppes, or Squirt brand products prior to December 31, 2010. The termination provisions for Dr Pepper renew for five-year periods; those for the other Cadbury brands renew for three-year periods.

We distribute certain packages of AriZona Tea in the U.S. Our distribution agreement with AriZona was amended in late 2007 to provide for more limited rights, beginning in 2008, to distribute certain AriZona brands and packages in certain channels in certain parts of our U.S. territories for five years, with options to renew. We have additional rights of first refusal for any additional flavors of the same package in these territories.

In 2005, we began distributing Rockstar beverages under a subdistribution agreement with TCCC that has terms and conditions similar in many respects to the Allied Beverage Agreements. The Rockstar subdistribution agreement has a four-year term, does not cover all of our territory in the U.S., and permits certain other sellers of Rockstar beverages to continue distribution in our territories. We purchase Rockstar beverages from Rockstar, Inc. and pay certain fees to TCCC.

In 2007, we began distributing Campbell Soup Company (“Campbell”) fruit and vegetable juice beverages under a subdistribution agreement with TCCC that has terms and conditions similar in many respects to the Rockstar subdistribution agreement. The Campbell subdistribution agreement has a five-year term, covers all of our territories in the U.S. and Canada, and permits Campbell and certain other sellers of Campbell beverages to continue distribution in our territories. We purchase Campbell beverages from a subsidiary of Campbell.

Canadian Beverage Agreements with TCCC

Our bottler in Canada markets, produces, and distributes Coca-Cola Trademark Beverages, Allied Beverages, and still beverages of TCCC and Coca-Cola Ltd., an affiliate of TCCC (“Coca-Cola Beverage Products”), in its territories pursuant to license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with TCCC (“Canadian Beverage Agreements”). The Canadian Beverage Agreements are similar to the U.S. Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, sales of beverages outside our territories, transfer restrictions, termination, and related matters but have certain significant differences from the U.S. Cola and Allied Beverage Agreements.

Exclusivity.    The Canadian Beverage Agreements for Coca-Cola Trademark Beverages give us the exclusive right to distribute Coca-Cola Trademark Beverages in our territories in bottles authorized by Coca-Cola Ltd. We are also authorized on a nonexclusive basis to market, produce, and distribute canned, pre-mix, and post-mix Coca-Cola Trademark Beverages in such territories. At the present time, there are no other authorized producers or distributors of canned, pre-mix, or post-mix Coca-Cola Trademark Beverages in our territories, and we have been advised by Coca-Cola Ltd. that there are no present intentions to authorize any such producers or distributors in the future. In general, the Canadian Beverage Agreement for Coca-Cola Trademark Beverages prohibits us from producing or distributing beverages other than the Coca-Cola Trademark Beverages unless Coca-Cola Ltd. has given us written notice that it approves the production and distribution of such beverages.

Pricing.    Coca-Cola Ltd. supplies the concentrates for the Coca-Cola Trademark Beverages and may establish and revise at any time the price of concentrates, the payment terms, and the other terms and conditions under which we purchase concentrates for the Coca-Cola Trademark Beverages. Unlike other beverage agreements in other parts of the world, Coca-Cola Ltd. may, at its sole discretion, establish maximum prices at which the Coca-Cola Trademark Beverages may be sold by us to our retailers. Coca-Cola Ltd. may also establish maximum retail prices for such beverages, and we are required to use our best efforts to maintain such maximum retail prices. We may not require a deposit on any container used by us for the sale of the Coca-Cola Trademark Beverages unless we are required by law or approved by Coca-Cola Ltd., and, if a deposit is required, such deposit may not exceed the greater of the minimum deposit required by law or the deposit approved by Coca-Cola Ltd.

Term.    The term of the Canadian Beverage Agreements for Coca-Cola Trademark Beverages expired on July 27, 2007 and was extended through January 28, 2008. Following the conclusion of that formal extension, the parties continue to operate under these agreements while we negotiate full 10-year term extensions. We believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements will be renewed. Our authorizations to market, produce, and distribute pre-mix and post-mix Coca-Cola Trademark Beverages may be terminated by either party on 90-days’ written notice.

Other Coca-Cola Beverage Products.    Our license agreements and arrangements with Coca-Cola Ltd., and in certain cases, with TCCC, for Coca-Cola Beverage Products other than Coca-Cola Trademark Beverages are on terms generally similar to those contained in the license agreement for the Coca-Cola Trademark Beverages.

Canadian Beverage Agreements with Other Licensors

We have several license agreements and arrangements with other licensors, including license agreements with subsidiaries of Cadbury Schweppes. These beverage agreements, which expire at various dates and contain certain renewal provisions, generally give us the exclusive right to produce and distribute authorized beverages in authorized packaging in specified territories. These beverage agreements generally also provide flexible pricing for the licensors, and in many instances, prohibit us from dealing in beverages easily confused with, or imitative of, the authorized beverages. These agreements contain restrictions generally similar to those in the Canadian Beverage Agreements regarding the use of trademarks, approved bottles, cans and labels, sales of imitations, and causes for termination.

We have exclusive rights throughout Canada for the distribution of Rockstar beverages, which began in 2005. In 2007, we continued to distribute AriZona Teas in Canada pursuant to our 2006 exclusive rights agreement with the AriZona licensor to distribute certain AriZona brands and packages for five years, with options to renew. We have additional rights of first refusal for any additional AriZona brands and packages. In 2007, we began distributing certain fruit and vegetable juice beverages from Campbell in all of our Canadian territories pursuant to the same subdistribution agreement with TCCC covering our U.S. territories.

European Beverage Agreements

European Beverage Agreements with TCCC

Our bottlers in Belgium, continental France, Great Britain, Monaco, and the Netherlands, and our distributor in Luxembourg (the “European Bottlers”) operate in their respective territories under bottler and distributor agreements with TCCC and The Coca-Cola Export Corporation, an affiliate of TCCC, (the “European Beverage Agreements”). The European Beverage Agreements have certain significant differences from the beverage agreements in North America. However, we believe that the European Beverage Agreements are substantially similar to other agreements between TCCC and other European bottlers of Coca-Cola Trademark Beverages and Allied Beverages.

Exclusivity.    Subject to the European Supplemental Agreement, described later in this report, and with certain minor exceptions, our European Bottlers have the exclusive rights granted by TCCC in their territories to sell the beverages covered by their respective European Beverage

Agreements in containers authorized for use by TCCC (including pre- and post-mix containers). The covered beverages include Coca-Cola Trademark Beverages, Allied Beverages, still beverages, and certain beverages not sold in the U.S. TCCC has retained the rights, under certain circumstances, to produce and sell, or authorize third parties to produce and sell, the beverages in any other manner or form within our territories.

Our European Bottlers are prohibited from making sales of the beverages outside of their territories, or to anyone intending to resell the beverages outside their territories, without the consent of TCCC, except for sales arising out of an unsolicited order from a customer in another member state of the European Economic Area or for export to another such member state. The European Beverage Agreements also contemplate that there may be instances in which large or special buyers have operations transcending the boundaries of the territories and, in such instances, our European Bottlers agree to collaborate with TCCC to improve sales and distribution to such customers.

Pricing.    The European Beverage Agreements provide that sales by TCCC of concentrate, beverage base, juices, mineral waters, finished goods, and other goods to our European Bottlers are at prices which are set from time-to-time by TCCC at its sole discretion.

Term and Termination.    By agreements signed on January 14, 2008, the European Beverage Agreements were extended through December 31, 2017. While the agreements contain no automatic right of renewal beyond that date, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to that company that would be caused by nonrenewals ensure that these agreements will continue to be renewed.

TCCC has the right to terminate the European Beverage Agreements before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of our European Bottlers. The European Beverage Agreements may be terminated by either party upon the occurrence of a default which is not remedied within 60-days of the receipt of a written notice of default, or in the event that non-U.S. currency exchange is unavailable or local laws prevent performance. They also terminate automatically, after a certain lapse of time, if any of our European Bottlers refuse to pay a beverage base price increase.

European Supplemental Agreement with TCCC

In addition to the European Beverage Agreements described previously, our European Bottlers (excluding the Luxembourg distributor), TCCC, and The Coca-Cola Export Corporation are parties to a supplemental agreement (the “European Supplemental Agreement”) with regard to our European Bottlers’ rights pursuant to the European Beverage Agreements. The European Supplemental Agreement permits our European Bottlers to prepare, package, distribute, and sell the beverages covered by any of our European Bottlers’ European Beverage Agreements in any other territory of our European Bottlers, provided that we and TCCC have reached agreement upon a business plan for such beverages. The European Supplemental Agreement may be terminated, either in whole or in part by territory, by TCCC at any time with 90-days’ prior written notice.

European Beverage Agreements with Other Licensors

The beverage agreements between us and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors. Those agreements contain restrictions generally similar in effect to those in the European Beverage Agreements as to the use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, planning, and causes for termination. As a condition to Cadbury Schweppes’ sale to us of its 51 percent interest in the British bottler in February 1997, we entered into agreements concerning certain aspects of the Cadbury Schweppes products distributed by our British bottler (the “Cadbury Schweppes Agreements”). These agreements impose obligations upon us with respect to the marketing, sale, and distribution of Cadbury Schweppes products within the British bottler’s territory. These agreements further require that our British bottler achieve certain agreed-upon growth rates for Cadbury Schweppes brands and grant certain rights and remedies to Cadbury Schweppes if these rates are not met. These agreements also place some limitations upon our British bottler’s ability to discontinue Cadbury Schweppes brands, and recognize the exclusivity of certain Cadbury Schweppes brands in their respective flavor categories. Our British bottler is given the first right to any new Cadbury Schweppes brands introduced in the territory. These agreements run through 2012 and are automatically renewed for a 10-year term thereafter unless terminated by either party. In 1999, TCCC acquired the Cadbury Schweppes beverage brands in, among other places, the United Kingdom. The Cadbury Schweppes beverage brands were not acquired in any other countries in which our European Bottlers operate. Some Cadbury Schweppes beverage brands were acquired by assignment and others by purchase of the entity owning the brand; both methods are referred to as “assignments” for purposes of this section. Pursuant to the acquisition, Cadbury Schweppes assigned the Cadbury Schweppes Agreements to an affiliate of TCCC.

Through a subdistribution agreement with TCCC, we distribute Capri-Sun beverages in continental France. The term of the subdistribution agreement ends with the termination of the master distribution agreement between TCCC and Capri-Sun AG, which is March 31, 2008 (subject to mutual renewal). We purchase Capri-Sun beverages from Capri-Sun AG and pay TCCC a minimal service fee for each Capri-Sun beverage we sell in continental France. In Great Britain, we produce and distribute Capri-Sun beverages through a license agreement with Capri-Sun AG. This license agreement is renewable annually upon mutual agreement between us and Capri-Sun AG. We are currently negotiating with Capri-Sun AG for the renewal of this agreement on a long-term basis.

Competition

The nonalcoholic beverage category of the commercial beverages industry in which we compete is highly competitive. We face competitors that differ not only between our North American and European territories, but also within individual markets in these territories. Moreover, competition exists not only in this category but also between the nonalcoholic and alcoholic categories.

The most important competitive factors impacting our business include advertising and marketing, product offerings that meet consumer preferences and trends, new product and package innovations, and pricing. Other competitive factors include distribution and sales methods, merchandising productivity, customer service, trade and community relationships, the management of sales and promotional activities, and access to manufacturing and distribution. Management of cold drink equipment, including vendors and coolers, is also a competitive factor. We believe that our most favorable competitive factor is the consumer and customer goodwill associated with our powerful brand portfolio. We face strong competition by companies that produce and sell competing products to a consolidating retail sector where buyers are able to choose freely between our products and those of our competitors.

During 2007, our sales represented approximately 13 percent of total nonalcoholic beverage sales in our North American territories and approximately 9 percent of total nonalcoholic beverage sales in our European territories. The sale of our products comprised a significantly smaller percentage of the combined alcoholic and nonalcoholic beverage sales in these territories.

Our competitors include the local bottlers and distributors of competing products and manufacturers of private label products. For example, we compete with bottlers and distributors of products of PepsiCo, Inc., Cadbury Schweppes, Nestlé S.A., Groupe Danone S.A., Kraft Foods Inc., and private label products, including those of certain of our customers. In certain of our territories, we sell products against which we compete in other territories. However, in all of our territories our primary business is the marketing, production, and distribution of products of TCCC. Our primary competitor in each territory may vary, but within North America, our predominant competitors are The Pepsi Bottling Group, Inc. and PepsiAmericas, Inc.

Employees

At December 31, 2007, we employed approximately 73,000 people, about 10,500 of whom worked in our European territories.

Approximately 18,500 of our employees in North America in 161 different employee units are covered by collective bargaining agreements, and essentially all of our employees in Europe are covered by local labor agreements. Our bargaining agreements in North America expire at various dates over the next five years, including 29 agreements in 2008. We believe that we will be able to renegotiate subsequent agreements upon satisfactory terms.

Governmental Regulation

The production, distribution, and sale of many of our products are subject to the U.S. Federal Food, Drug, and Cosmetic Act; the U.S. Occupational Safety and Health Act; the U.S. Lanham Act; various national, federal, state, provincial, and local environmental statutes and regulations; and various other national, federal, state, provincial, and local statutes in the U.S., Canada, and Europe that regulate the production, packaging, sale, safety, advertising, labeling, and ingredients of such products, and our operations in many other respects.

Packaging

Anti-litter measures have been enacted in 10 of the U.S. states in which we do business. Sales in these states represented approximately 25 percent of our total 2007 U.S. sales volume. Some of these measures prohibit the sale of certain beverages, whether in refillable or nonrefillable containers, unless a deposit is charged by the retailer for the container. The retailer or redemption center refunds all or some of the deposit to the customer upon the return of the container. The containers are then returned to the bottler who, in most jurisdictions, must pay the refund and, in certain others, must also pay a handling fee. In California, a levy is imposed on beverage containers to fund a waste recovery system. Massachusetts requires the creation of a deposit transaction fund by bottlers and the payment to the state of balances in that fund that exceed three months of deposits received, net of deposits repaid to customers and interest earned. Michigan also has a statute requiring bottlers to pay to the state unclaimed container deposits. In the past, similar legislation has been proposed but not adopted elsewhere, although we anticipate that additional jurisdictions may enact such laws.

In Canada, soft drink containers are subject to waste management measures in each of the 10 provinces. Seven provinces have forced deposit plans, of which three have half-back deposit plans whereby a deposit is collected from the consumer and one-half of the deposit is returned upon redemption.

The European Commission has issued a packaging and packing waste directive that has been incorporated into the national legislation of the EU member states in which we do business. By the end of 2008, the weight of packages collected and sent for recycling (inside or outside the EU) in the countries in which we operate must meet certain minimum targets depending on the type of packaging. The legislation set targets for the recovery and recycling of household, commercial, and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation. In the Netherlands, we include 25 percent recycled content in our recyclable plastic bottles in accordance with an agreement we have with the government and, in compliance with national legislation, we charge our customers a deposit on all containers of 1/2 liter or greater, which is refunded to them when the containers are returned to us.

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

Beverages in Schools

We have experienced increased public policy challenges regarding the sale of certain of our beverages in schools, particularly elementary, middle, and high schools. The issue of soft drinks in schools in the U.S. first achieved visibility in 1999 when a California state legislator proposed a restriction on the sale of soft drinks in local school districts. In 2004, Texas passed statewide restrictions on the sale of soft drinks and other foods in schools; in 2005, California, Kentucky, and New Jersey passed additional statewide restrictions. Similar regulations have been enacted in a small number of local communities. At December 31, 2007, a total of 30 states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for many years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition, and obesity concerns of today’s youth. The impact of restrictive legislation, if widely enacted, could have a negative effect on our brands, image, and reputation. In 2005, we adopted the Beverage Industry School Vending Policy recommended by the American Beverage Association (“ABA”). In 2006, we worked with the ABA to develop new U.S. school beverage guidelines through a partnership with the Alliance for a Healthier Generation, which is a joint initiative of the William J. Clinton Foundation and the American Heart Association. The Alliance was established to limit portion sizes and reduce the number of calories for food and beverage offerings during the school day. These new guidelines strengthen the current ABA school vending policy, and we are implementing them with new and existing contracts with schools. This policy responds to issues regarding the sale of certain of our beverages in schools and provides for recommended beverage availability in elementary, middle, and high schools. During 2007, our sales to schools covered by the ABA policy represented approximately 1 percent of our total sales volume in the U.S.

During 2006, we worked with Refreshments Canada, the Canadian beverage industry association, and established similar guidelines for schools as in the U.S. During 2007, sales in elementary, middle, and high schools represented approximately 1 percent of our total sales volume in Canada.

Vending machines for food and beverages are banned from all public and private schools in France. In Great Britain, sparkling beverages have been banned from all schools and, in Scotland, there are further restrictions on certain package sizes for juice drinks. Throughout our other European territories there continues to be pressure for regulatory intervention to restrict the availability of sparkling beverage products, especially in secondary schools.

California Carcinogen and Reproductive Toxin Legislation

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

Environmental Regulations

Substantially all of our facilities are subject to laws and regulations dealing with above-ground and underground fuel storage tanks and the discharge of materials into the environment. Compliance with these provisions has not had, and we do not expect such compliance to have, a material effect upon our capital expenditures and/or results of operations. Our beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. We believe that our current practices and procedures for the control and disposition of such wastes comply with applicable law. In the U.S., we have been named as a potentially responsible party in connection with certain landfill sites where we may have been a de minimis contributor. Under current law, our potential liability for cleanup costs may be joint and several with other users of such sites, regardless of the extent of our use in relation to other users. However, in our opinion, our potential liability is not significant and will not have a materially adverse effect on our Consolidated Financial Statements.

We have adopted a plan for the testing, repair, and removal, if necessary, of underground fuel storage tanks at our bottlers in North America. This plan includes any necessary remediation of tank sites and the abatement of any pollutants discharged. Our plan extends to the upgrade of wastewater handling facilities, and any necessary remediation of asbestos-containing materials found in our facilities. We had capital expenditures of approximately $3.5 million in 2007 pursuant to this plan, and we estimate that our capital expenditures will be approximately $4.0 million in 2008 and 2009 pursuant to this plan. In our opinion, any liabilities associated with the items covered by such plan will not have a materially adverse effect on our Consolidated Financial Statements.

Our European Bottlers are subject to the provisions of the EU Directive on Waste Electrical and Electronic Equipment (“WEEE”). Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

Trade Regulation

Our business, as the exclusive manufacturer and distributor of bottled and canned beverage products of TCCC and other manufacturers within specified geographic territories, is subject to antitrust laws of general applicability. Under the Soft Drink Interbrand Competition Act, applicable to the U.S., the exercise and enforcement of an exclusive contractual right to manufacture, distribute, and sell a soft drink product in a geographic territory is presumptively lawful if the soft drink product is in substantial and effective interbrand competition with other products of the same class in the market. We believe that such substantial and effective competition exists in each of the exclusive geographic territories in the U.S. in which we operate.

EU rules adopted by the European countries in which we do business precludes restriction of the free movement of goods among the member states. As a result, unlike our U.S. Cola and Allied Beverage Agreements, the European Beverage Agreements grant us exclusive bottling territories subject to the exception that other European Economic Area bottlers of Coca-Cola Trademark Beverages and Allied Beverages can, in response to unsolicited orders, sell such products in our European territories. For additional information, refer to our previous discussion under “European Beverage Agreements.”

Excise and Other Taxes

There are certain specific taxes on certain beverage products in certain territories in which we do business. Excise taxes primarily on the sale of sparkling beverages have been in place in various states in the U.S. for several years. The jurisdictions in which we operate that currently impose such taxes are Arkansas, Tennessee, Virginia, Washington State, West Virginia, and the City of Chicago. In addition, excise taxes on the sale of sparkling and still beverages are in place in Belgium, France, and the Netherlands. Proposals have been introduced in certain countries and U.S. states and localities that would impose special taxes on certain beverages we sell. At this point, we are unable to predict whether such additional legislation will be adopted.

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

Financial Information on Industry Segments and Geographic Areas

For financial information on industry segments and operations in geographic areas, refer to Note 15 of the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” in this report.

For More Information About Us

Filings with the Securities and Exchange Commission

As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (“SEC”). These reports are required by the Securities Exchange Act of 1934 and include:

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

We make our SEC filings (including any amendments) available on our own internet site as soon as reasonably practicable after we have filed them with or furnished them to the SEC. Our internet address is http://www.cokecce.com. All of these filings are available on our website free of charge.

The information on our website is not incorporated by reference into this annual report on Form 10-K.

Our website contains, under “Corporate Governance,” information about our corporate governance policies, such as:

•	Code of Business Conduct

•	Board of Director Guidelines on Significant Corporate Governance Issues

•	Board Committee Charters

•	Certificate of Incorporation

•	Bylaws

In Part II and Part III of this report, we incorporate certain information by reference to our proxy statement for our 2008 annual meeting of shareowners. We expect to file that proxy statement with the SEC on or about March 6, 2008, and we will make it available on our website as soon as reasonably practicable. Please refer to the proxy statement when it is available.

Any of these items are available in print to any shareowner who requests them. Requests should be sent to the corporate secretary at Coca-Cola Enterprises Inc., Post Office Box 723040, Atlanta, Georgia 31139-0040.

ITEM 1A.	RISK FACTORS

Set forth below are some of the risks and uncertainties that, if they were to occur, could materially and adversely affect our business or that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and the other public statements we make.

Forward-looking statements involve matters that are not historical facts. Because these statements involve anticipated events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “target,” “will,” “would,” or similar expressions.

Forward-looking statements include, but are not limited to:

•	Projections of revenues, income, net income per share, capital expenditures, dividends, capital structure, or other financial measures;

•	Descriptions of anticipated plans or objectives of our management for operations, products, or services;

•	Forecasts of performance; and

•	Assumptions regarding any of the foregoing.

For example, our forward-looking statements include our expectations regarding:

•	Net income per diluted common share;

•	Operating income growth;

•	Volume growth;

•	Net price per case growth;

•	Cost of goods per case growth;

•	Concentrate cost increases from TCCC;

•	Return on invested capital (“ROIC”);

•	Capital expenditures; and

•	Developments in accounting standards.

Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date they are made, and, except as required by law, they might not be updated to reflect changes as they occur after the forward-looking statements are made.

Risks and Uncertainties

We may not be able to respond successfully to changes in the marketplace.

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

Concerns about health and wellness could further reduce the demand for some of our products.

Health and wellness trends throughout the marketplace have resulted in a decreased demand for regular soft drinks and an increased desire for more low-calorie soft drinks, water, isotonics, energy drinks, coffee-flavored beverages, teas, and beverages with natural sweeteners. Our failure to offset the decline in sales of our regular soft drinks and to provide the types of products that some of our customers may prefer could adversely affect our business and financial results.

Our sales can be impacted by the health and stability of the general economy.

Unfavorable changes in general economic conditions, such as a recession or economic slowdown in the U.S. or other territories in which we do business, may have the temporary effect of reducing the demand for certain of our products. For example, economic forces may cause consumers to shift away from purchasing higher-margin products and packages sold through immediate consumption and other more highly profitable channels, which could adversely affect our price realization and gross margins.

Our business success may be dependent upon our relationship with TCCC.

Under the express terms of our license agreements with TCCC:

•	There are no limits on the prices TCCC may charge us for concentrate.

•

Much of the marketing and promotional support is at the discretion of TCCC. Programs currently in effect or under discussion contain requirements, or are subject to conditions, established by TCCC that we may be unable to achieve or satisfy. The terms of the product licenses from TCCC contain no express obligation on its part to participate in future programs or continue past levels of payments into the future.

•

Apart from our perpetual rights in the U.S. to brands carrying the trademarks “Coke” or “Coca-Cola,” our other license agreements state that they are for fixed terms, and most of them are renewable only at the discretion of TCCC at the conclusion of their current terms.

•	We must obtain approval from TCCC to acquire any independent bottler of Coca-Cola or to dispose of one of our Coca-Cola bottling territories.

In August 2007, we entered into a 36-month agreement with TCCC to distribute only mutually agreed upon new products relating to our U.S. territory. As a result, during that period, we are more dependent on product innovation from TCCC and do not have as much latitude to introduce new products from other licensors into our portfolio.

We have infrastructure programs in place with TCCC. Should we not be able to satisfy the requirements of those programs, and we are unable to agree on an alternative solution, TCCC may be able to seek a partial refund of amounts previously paid.

Disagreements with TCCC concerning other business issues may lead TCCC to act adversely to our interests with respect to the relationships described above. In addition, a decision by TCCC not to renew a current fixed-term license agreement at the end of its term could substantially and adversely affect our financial results.

Our business in Europe is vulnerable to product being imported from outside our territories, which adversely affects our sales.

Certain of our European territories, Great Britain in particular, are susceptible to the import of non-CCE manufactured products of TCCC by bottlers from countries outside our European territories where prices and costs are lower. During 2007, we estimate that imported product negatively impacted the gross profit of our European Bottlers by approximately $60 million to $80 million. This impact is consistent with amounts experienced in recent years.

Increases in costs or limitation of supplies of raw materials could hurt our financial results.

If there are increases in the costs of raw materials, ingredients, or packaging materials, such as aluminum, high fructose corn syrup, and PET (plastic), fuel, or other cost items, and we are unable to pass the increased costs on to our customers in the form of higher prices, our financial results could be adversely affected. We primarily use supplier pricing agreements and derivative financial instruments to manage the volatility and market risk with respect to certain commodities. Generally, these hedging instruments establish the purchase price for these commodities in advance of the time of delivery. As such, it is possible that these hedging instruments may lock us into prices that are ultimately greater than the actual market price at the time of delivery.

If suppliers of raw materials, ingredients, packaging materials, or other cost items, such as fuel or water, are affected by strikes, weather conditions, abnormally high demand, governmental controls, national emergencies, natural disasters, or other events, and we are unable to obtain the materials from an alternate source, our cost of sales, revenues, and ability to manufacture and distribute product could be adversely affected. For example, beginning in the latter half of 2007, certain areas in the Southeast U.S. faced record-breaking drought conditions. As a result, numerous U.S. state and local governments have implemented restrictions on the use of water. To date, the restrictions imposed on the use of water have not caused a significant disruption at our affected production facilities. However, should the drought conditions continue for a prolonged period of time, or should similar conditions occur in other areas in which we do business, it is possible that our ability to manufacture and distribute product and/or our cost to do so could be adversely affected.

In recent years, there has been consolidation among suppliers of certain of our raw materials. The reduction in the number of competitive sources of supply could have an adverse effect upon our ability to negotiate the lowest costs and, in light of our relatively small in-plant raw material inventory levels, has the potential for causing interruptions in our supply of raw materials.

With the introduction of FUZE, Campbell, and glacéau products into our portfolio during 2007, we are becoming increasingly reliant on purchased finished goods from external sources versus our internal production. As a result, we are subject to incremental risk including, but not limited to, product availability, price variability, product quality, and production capacity shortfalls for externally purchased finished goods.

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

Unexpected changes in interest or non-U.S. currency exchange rates, or our debt rating could harm our financial position.

Changes from our expectations for interest and non-U.S. currency exchange rates can have a material impact on our financial results. For example, during 2007, non-U.S. currency exchange rate changes added approximately 5 percent to our diluted net income per share as compared to 2006. We may not be able to completely mitigate the effect of significant interest rate or non-U.S. currency exchange rate changes. Changes in our debt rating could have a material adverse effect on our interest costs and financing sources. Our debt rating can be materially influenced by acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. As of December 31, 2007, approximately 15 percent of our debt portfolio was comprised of floating-rate debt.

Unexpected resolutions of legal contingencies could impact our financial results.

Changes from expectations for the resolution of outstanding legal claims and assessments could have a material impact on our financial results. For example, our 2007 financial results included the reversal of a $13 million liability related to the dismissal of a legal case in Texas, while our 2006 financial results were negatively impacted by $14 million in legal settlements. Our failure to abide by laws, orders, or other legal commitments could subject us to fines, penalties, or other damages.

Legislative changes that affect our distribution and packaging could reduce demand for our products or increase our costs.

Our business model is dependent on the availability of our various products and packages in multiple channels and locations versus those of our competitors to better satisfy the needs of our customers and consumers. Laws that restrict our ability to distribute products in schools and other venues, as well as laws that require deposits for certain types of packages or those that limit our ability to design new packages or market certain packages, could negatively impact financial results.

Additional taxes could harm our financial results.

Our tax filings are subjected to audit by tax authorities in most jurisdictions in which we do business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or through the courts. Currently, there are assessments involving certain of our subsidiaries, including one of our Canadian subsidiaries, which may not be resolved for many years. An assessment of additional taxes resulting from these audits could have a material impact on our financial results.

Adverse weather conditions could limit the demand for our products.

Beyond the possibility of drought referenced previously, our sales are influenced to some extent by other weather conditions in the markets in which we operate. In particular, cold or wet weather in Europe during the summer months may have a temporary negative impact on the demand for our products and contribute to lower sales, which could have an adverse effect on our financial results.

Global or regional catastrophic events could impact our business and financial results.

Our business can be affected by large-scale terrorist acts, especially those directed against the U.S. or other major industrialized countries; the outbreak or escalation of armed hostilities; major natural disasters; or widespread outbreaks of infectious disease such as avian influenza. Such events in the geographic regions in which we do business could have a material impact on our sales volume, cost of raw materials, earnings, and financial condition.

Disagreements among bottlers could prevent us from achieving our business goals.

Disagreements among members of the Coca-Cola system could complicate negotiations and planning with customers, suppliers, and other business partners and adversely affect our ability to fully implement our business plans and achieve the expected results from the execution of those plans.

If we are unable to renew collective bargaining agreements on satisfactory terms or we experience strikes or work stoppages, our business and financial results could be negatively impacted.

Approximately 40 percent of our employees are covered by collective bargaining agreements or local agreements. Our bargaining agreements in North America expire at various dates over the next five years, including 29 agreements in 2008. The inability to renegotiate subsequent agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our financial results. The terms and conditions of existing or renegotiated agreements could also increase the cost to us, or otherwise affect our ability, to fully implement operational changes to enhance our efficiency.

Inaccurate estimates or assumptions used to prepare our Consolidated Financial Statements could lead to unexpected financial results.

Our Consolidated Financial Statements and accompanying Notes include estimates and assumptions made by management that affect reported amounts. Actual results could differ materially from those estimates and, if so, that difference could adversely affect our financial results.

We perform annual impairment tests of our goodwill and franchise license intangible assets. During 2006, we recorded a $2.9 billion noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our annual impairment test of these assets. The fair values calculated in our annual impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated growth rates by geographic region, our long-term anticipated growth rate, the discount rate, and estimates of capital charges. The results of our 2007 annual impairment test of our North American franchise license intangible assets indicated that the fair value of these assets exceed their carrying amount by approximately 15 percent. If, in the future, the estimated fair value of these rights were to decline greater than this amount, we would need to record an additional noncash impairment charge for these assets. For additional information about our franchise license intangible assets, refer to Note 1 of the Notes to Consolidated Financial Statements.

If we, TCCC, or other licensors and bottlers of products we distribute are unable to maintain a positive brand image or if product liability claims or product recalls are brought against us, TCCC, or other licensors and bottlers of products we distribute, our business, financial results, and brand image may be negatively affected.

Our success is dependent on our products having a positive brand image with our customers and consumers. Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause customers and consumers to choose other products. We may be liable if the consumption of our products causes injury or illness. We may also be required to recall products if they become contaminated or are damaged or mislabeled. We have specific product recall insurance, but a significant product liability or other product-related legal judgment against us or a widespread recall of our products could negatively impact our business, financial results, and brand image.

Additionally, adverse publicity surrounding obesity concerns, water usage, labor relations and the like could negatively affect our overall reputation and our products’ acceptance by consumers, even when the publicity results from actions occurring outside our territory or control. For example, on certain college and university campuses, our sales of bottled and canned Coca-Cola products have in some instances been boycotted or discontinued because of a controversy alleging crimes against union leaders and workers at a Coca-Cola bottler in Colombia. TCCC has denied any involvement in the claimed incidents, but the allegations have been taken up by outside groups who have called for the boycott or removal of Coca-Cola products sold on college and university campuses. This has occurred at several large campuses within our territories in the U.S., Canada, and Great Britain. We have no responsibility for the Colombian bottling operations, which have never been part of our territories. If the Colombian allegations remain unresolved, or if other similar controversies arise, the boycott or removal of our products from other college and university campuses could occur. Similarly, if product quality related issues arise from product not manufactured by CCE, but imported into our European territories, our reputation and consumer goodwill could be damaged.

Technology failures could disrupt our operations and negatively impact our business.

We increasingly rely on information technology systems to process, transmit, store, and protect electronic information. For example, our production and distribution facilities, inventory management, and driver handheld devices all utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Like all companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. We have technology and information security processes and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that our operations are not disrupted. In addition, a miscalculation of the level of investment needed to ensure our technology solutions are current and up-to-date as technology advances and evolves could result in disruptions in our business should the software, hardware, or maintenance of such items become out-of-date or obsolete.

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring programs.

We have implemented, and plan to continue to implement, restructuring programs to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. These programs are intended to maximize our operating effectiveness and efficiency and to reduce our cost. We cannot be assured that we will achieve or sustain the targeted benefits under these programs or that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. In addition, the implementation of key elements of these programs, such as employee job reductions, may have an adverse impact on our business, particularly in the near-term.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal properties include our corporate offices, our North American and European business unit headquarters offices, our production facilities, and our sales and distribution centers.

At December 31, 2007, we occupied the following:

North America

•	64 beverage production facilities (62 owned, the others leased)

•	17 of which were solely production facilities; and

•	47 of which were combination production and distribution facilities.

•	330 principal distribution facilities (256 owned, the others leased).

Europe

•	15 beverage production facilities (14 owned, the other leased)

•	2 of which were solely production facilities; and

•	13 of which were combination production and distribution facilities.

•	31 principal distribution facilities (8 owned, the others leased).

Our principal properties cover approximately 45 million square feet in the aggregate (35 million square feet in North America and 10 million square feet in Europe). We believe that our facilities are generally sufficient to meet our present operating needs.

At December 31, 2007, we operated approximately 55,000 vehicles of all types. Of this number, approximately 13,000 vehicles were leased; the rest were owned. We owned approximately 2.4 million coolers, beverage dispensers, and vending machines at the end of 2007.

ITEM 3.	LEGAL PROCEEDINGS

We have been named as a “potentially responsible party” (“PRP”) at several U.S. federal and state Superfund sites.

•

In 1994, we were named a PRP at the Waste Disposal Engineering site in Andover, Minnesota, a former landfill. The claim against us is approximately $110,000; however, if this site is a “qualified landfill” under Minnesota law, the entire cost of remediation may be paid by the state without any contribution from any PRP.

•

In 1999, we acquired all of the stock of CSL of Texas, Inc. (“CSL”), which owns an 18.4-acre tract on Holleman Drive, College Station, Texas that was contaminated by prior industrial users of the property. Cleanup is to be performed under the Texas Voluntary Cleanup Program overseen by the Texas Commission on Environmental Quality and is estimated to cost $2 million to $4 million. We believe we are entitled to reimbursement for our costs from CSL’s former shareholders.

•

In 2001, we were named as one of several thousand PRPs at the Beede Waste Oil Superfund site in Plaistow, New Hampshire, which had operated from the 1920s until 1994 in the business of waste oil reprocessing and related activities. In 1990, our facility in Waltham, Massachusetts sent waste oil and contaminated soil to the site in the course of removing an underground storage tank and remediating the surrounding property. The EPA and the state of New Hampshire have spent almost $26 million on the investigation and initial cleanup of the site, and the remaining cost to complete the cleanup has been estimated to be approximately $60 million. Settling small-volume PRPs has contributed over $30 million towards the site costs. In December 2006, the remaining PRPs, including us, entered into a consent decree with the EPA to take over the cleanup. Our share of the cleanup costs is estimated at $400,000 to $700,000.

•

In October 2002, the City of Los Angeles filed a complaint against eight named and 10 unnamed defendants seeking cost recovery, contribution, and declaratory relief for alleged contamination that occurred over a period of decades at various boat yards in the Port of Los Angeles (“Port”). The cleanup cost at the Port may run into the millions of dollars. Our subsidiary, BCI Coca-Cola Bottling Company of Los Angeles (“BCI”), was named as a defendant as the alleged successor to the liabilities of a company called Pacific American Industries, Inc. (“PAI”), which was the parent of a company called San Pedro Boat Works that operated a boat works business at the Port from 1969 until 1974. In a trial held in December 2007, the jury found that PAI and BCI were not responsible for the demanded clean-up costs. The plaintiff is expected to appeal but we possess strong arguments in favor of the defense verdict.

•

We have been named at another 38 U.S. federal and 11 U.S. state Superfund sites. However, with respect to those sites, we have concluded, based upon our investigations, either (1) that we were not responsible for depositing hazardous waste and therefore will have no further liability; (2) that payments to date would be sufficient to satisfy our liability; or (3) that our ultimate liability, if any, for such site would be less than $100,000.

In 2000, in a case styled Harmar Bottling Company, et al. vs. The Coca-Cola Company, et al., we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas Supreme Court in November 2004. In an opinion issued October 20, 2006, the Texas Supreme Court reversed the Texas Court of Appeals’ judgment and either dismissed or rendered judgment in favor of us on the claims that were the subject of the appeal. The plaintiffs filed a motion for rehearing, but the Texas Supreme Court denied their motion and issued its mandate on May 7, 2007. On May 31, 2007, the trial court dismissed the claims of all the distributors, including three others whose claims remained to be tried. As a result, this matter was concluded, and during the second quarter of 2007 we reversed a $13 million liability related to this case. This amount included our estimated portion of damages initially awarded plus accrued interest of $5 million.

We and our California subsidiary have been sued by several current and former employees over alleged violations of state wage and hour rules. In a class action lawsuit styled Costanza, et al. vs. BCI Coca-Cola Bottling Company of Los Angeles, et al., in the Superior Court of the State of California for the County of Los Angeles—Civil Central West, Case No. BC 351382, the plaintiffs sued on behalf of an alleged class of certain exempt supervisory employees who claim to have been misclassified as exempt employees and thus seek overtime pay and other related damages, including but not limited to penalties, interest, and attorneys’ fees. The parties have agreed to settle this matter for a total of $2.25 million, inclusive of all costs. Other similar suits have been resolved and have been, or soon will be, dismissed.

On February 7, 2007, the U.S. District Court for the Northern District of Georgia, Atlanta Division, dismissed the purported class action lawsuit styled In re Coca-Cola Enterprises Inc. Securities Litigation, Civil Action File No. 1:06-CV-0275-TWT (filed originally as Argento Trading Company, et al, vs. Coca-Cola Enterprises Inc. et al. on February 7, 2006). The lawsuit, as well as three consolidated class action and derivative suits filed in the Atlanta Court and in Delaware, each of which is described later, had alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. The court’s order dismissing this action was without prejudice, and the plaintiffs re-filed their suit. On October 4, 2007, the court ordered the case dismissed, this time with prejudice. Plaintiffs did not appeal this ruling, and this case is now concluded.

In an order dated March 13, 2007, that same federal court granted our motion to dismiss a related consolidated derivative lawsuit raising virtually identical allegations, In re Coca-Cola Enterprises Inc. Derivative Litigation, in the U.S. District Court for the Northern District of Georgia, Master Docket No. 1:06-CV-0467-TWT. Plaintiffs have appealed that dismissal, and the parties await a decision from the appeals court.

On June 19, 2007, the same trial court granted our motion to dismiss a related consolidated class action suit with nearly identical allegations and with claims raised under the Employees’ Retirement Income Security Act (“ERISA”), styled In re Coca-Cola Enterprises Inc. ERISA Litigation, Master File No. 1:06-CV-0953-TWT. Plaintiffs in the ERISA suit were given the right to file an amended complaint; however, the court did dismiss several claims and defendants with prejudice. Plaintiffs subsequently filed an amended ERISA class action complaint and we have again moved to dismiss that suit.

International Brotherhood of Teamsters vs. TCCC et al. Case No. CA1927-N, was filed February 7, 2006 in the Delaware Court of Chancery. That and other like Delaware cases were consolidated as In re Coca-Cola Enterprises Inc. Shareholders Litigation, Consolidated C.A. No. 127-N in the Court of Chancery of the State of Delaware in and for New Castle County. In this action, TCCC is also a named defendant and in addition to making the allegations raised in the related suits, the plaintiffs contend that we are “controlled” by TCCC to our detriment and to the detriment of our shareowners. On October 17, 2007, the Delaware court granted our motion to dismiss. Plaintiffs have appealed that ruling. At this time, it is not possible for us to predict the ultimate outcome of these matters.

On March 2, 2007 both (1) Ozarks Coca-Cola/Dr Pepper Bottling Company, et al. vs. The Coca-Cola Company and Coca-Cola Enterprises, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, Civil Action File No. 1:06-CV-0853, and (2) Coca-Cola Bottling Company United, Inc. et al. vs. The Coca-Cola Company and Coca-Cola Enterprises, in the Circuit Court of Jefferson County, Alabama, Civil Action No. CV-2006-00916-HSL, were dismissed without prejudice. Both dismissals resulted from the settlement of these cases. These lawsuits were filed in 2006, alleging breach of contract and breach of duty and other related claims arising out of our plan to offer warehouse delivery of POWERade to a specific customer within our territory. Under the terms of the settlement, there will be a two-year test (through 2008) of (1) national warehouse delivery of brands of TCCC into the exclusive territory of almost every bottler of Coca-Cola in the U.S., even nonparties to the litigation, in exchange for compensation in most circumstances, and (2) limits on local warehouse delivery within the parties’ territories. The settlement did not require any payment by the defendants to the plaintiffs.

There are various other lawsuits and claims pending against us, including claims for injury to persons or property. We believe that such claims are covered by insurance with financially responsible carriers, or adequate provisions for losses have been recognized by us in our Consolidated Financial Statements. In our opinion, the losses that might result from such litigation arising from these claims will not have a materially adverse effect on our Consolidated Financial Statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information as of February 14, 2008, regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years
John F. Brock	59	President and Chief Executive Officer since April 2006. From February 2003 until December 2005, he was Chief Executive Officer of InBev, S.A., a global brewer; and from March 1999 until December 2002, he was Chief Operating Officer of Cadbury Schweppes plc, an international beverage and confectionery company.

Steve Cahillane	41	Executive Vice President and President, European Group since October 2007. He had been Chief Marketing Officer of Inbev S.A., a global brewer in Belgium, from August 2003 to August 2005. In addition, he was the Chief Executive for Interbrew UK, a division of Inbev S.A., from August 2003 to August 2005. Prior to that he was Chief Executive Officer of Labatt USA, a division of Inbev S.A., from August 2001 to September 2003.

John J. Culhane	62	Executive Vice President and General Counsel since December 2004. He had been Senior Vice President and General Counsel since February 2004. Before that he served as Special Counsel to Coca-Cola Enterprises from October 2001 until his appointment as interim General Counsel in January 2004.

William W. Douglas III	47	Senior Vice President and Chief Financial Officer since June 2005. He was Vice President, Controller, and Principal Accounting Officer from July 2004 to June 2005. Before that, since February 2000, he had been Chief Financial Officer of Coca-Cola Hellenic Bottling Company S.A., one of the world’s largest bottlers, having territories in Greece, Ireland, Italy, Switzerland, Austria, Nigeria, and Central and Eastern Europe, including Russia.
Joseph D. Heinrich	52	Vice President, Controller, and Chief Accounting Officer since September 2007. Prior to that, since December 2002, he had been Vice President Finance, European Group.

Terrance M. Marks	47	Executive Vice President and President, North American Business Unit since February 2006. Prior to that, since January 2005, he had been Senior Vice President and President, North American Business Unit. He was Vice President and Chief Revenue Officer for North America from October 2003 until January 2005, and Vice President and Chief Financial Officer for our Eastern North America Group from 1999 until October 2003.

Vicki R. Palmer	54	Executive Vice President, Financial Services and Administration since January 2004. She had been Senior Vice President, Treasurer and Special Assistant to the Chief Executive Officer from December 1999 until January 2004.

Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listed and Traded (Principal): New York Stock Exchange

Common shareowners of record as of January 25, 2008: 14,754

Stock Prices

2007	High	Low
Fourth Quarter	$27.09	$23.72
Third Quarter	24.60	22.32
Second Quarter	24.29	20.24
First Quarter	21.25	19.78

2006	High	Low
Fourth Quarter	$21.33	$19.53
Third Quarter	22.49	20.06
Second Quarter	20.95	18.83
First Quarter	20.93	18.94

DIVIDENDS

Regular quarterly dividends were paid in the amount of $0.04 per share from July 1, 1998 until March 30, 2006, at which time they were raised to $0.06 per share. In February 2008, we increased our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share.

The information under the heading “Equity Compensation Plan Information” in our proxy statement for the annual meeting of our shareowners to be held April 22, 2008 (our “2008 Proxy Statement”) is incorporated into this report by reference.

SHARE REPURCHASES

The following table presents information with respect to our repurchases of common stock of the Company made during the fourth quarter of 2007:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2007 through October 26, 2007	740	$24.55	—	33,283,579
October 27, 2007 through November 23, 2007	17,935	25.41	—	33,283,579
November 24, 2007 through December 31, 2007	—	—	—	33,283,579

Total	18,675	$25.37	—	33,283,579

(A)

The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. by employees in payment of tax obligations related to the vesting of restricted shares or distributions from our stock deferral plan.

SHARE PERFORMANCE

Comparison of Five-Year Cumulative Total Return

Date	Coca-Cola Enterprises	Peer Group	S&P 500 Comp-LTD
12/31/2002	100.00	100.00	100.00
12/31/2003	101.53	115.21	128.68
12/31/2004	97.48	113.99	142.67
12/31/2005	90.34	121.41	146.95
12/31/2006	97.36	139.53	170.11
12/31/2007	125.39	177.27	179.43

The graph shows the cumulative total return to our shareowners beginning as of December 31, 2002, and for each year of the five years ended December 31, 2007, in comparison to the cumulative returns of the S&P Composite 500 Index and to an index of peer group companies we selected. The peer group consists of The Coca-Cola Company, PepsiCo, Inc., Coca-Cola Bottling Co. Consolidated, Cadbury Beverages plc, PepsiAmericas, Inc., and The Pepsi Bottling Group, Inc. The graph assumes $100 invested on December 31, 2002 in our common stock and in each index, with the subsequent reinvestment of dividends on a quarterly basis.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and accompanying Notes contained in “Item 8—Financial Statements and Supplementary Data” in this report.

	For the Years Ended December 31,
(in millions, except per share data)	2007(A)	2006(B)	2005(C)	2004(D)	2003(E)
OPERATIONS SUMMARY
Net operating revenues	$20,936	$19,804	$18,743	$18,190	$17,330
Cost of sales(F)	12,955	12,067	11,258	10,838	10,228

Gross profit	7,981	7,737	7,485	7,352	7,102
Selling, delivery, and administrative expenses(F)	6,511	6,310	6,054	5,916	5,525
Franchise impairment charge	—	2,922	—	—	—

Operating income (loss)	1,470	(1,495)	1,431	1,436	1,577
Interest expense, net	629	633	633	619	607
Other nonoperating income (expense), net	—	10	(8)	1	2

Income (loss) before income taxes	841	(2,118)	790	818	972
Income tax expense (benefit)	130	(975)	276	222	296

Net income (loss)	711	(1,143)	514	596	676
Preferred stock dividends	—	—	—	—	2

Net income (loss) applicable to common shareowners	$711	$(1,143)	$514	$596	$674

OTHER OPERATING DATA
Depreciation and amortization	$1,067	$1,012	$1,044	$1,068	$1,022
Capital asset investments	938	882	902	949	1,099
AVERAGE COMMON SHARES OUTSTANDING
Basic	481	475	471	465	454
Diluted	488	475	476	473	461
PER SHARE DATA
Basic net income (loss) per common share	$1.48	$(2.41)	$1.09	$1.28	$1.48
Diluted net income (loss) per common share	1.46	(2.41)	1.08	1.26	1.46
Dividends declared per share	0.24	0.18	0.22	0.16	0.16
Closing stock price	26.03	20.42	19.17	20.85	21.87
YEAR-END FINANCIAL POSITION
Property, plant, and equipment, net	$6,762	$6,698	$6,560	$6,913	$6,794
Franchise license intangible assets, net	11,767	11,452	13,832	14,517	14,171
Total assets	24,046	23,366	25,482	26,461	25,700
Total debt	9,393	10,022	10,109	11,130	11,646
Shareowners’ equity	5,689	4,526	5,643	5,378	4,365

Acquisitions were made in 2006 and 2003. These acquisitions were included in our Consolidated Financial Statements from the respective acquisition date and did not significantly affect our operating results in any one fiscal period.

(A)

Our 2007 net income included the following items of significance: (1) charges totaling $121 million ($79 million net of tax, or $0.16 per diluted common share) related to restructuring activities, primarily in North America; (2) a $20 million ($14 million net of tax, or $0.03 per diluted common share) gain on the sale of land in Newark, New Jersey; (3) a $13 million ($8 million net of tax, or $0.02 per diluted common share) benefit from a legal settlement accrual reversal; (4) a $12 million

($8 million net of tax, or $0.02 per diluted common share) loss on the extinguishment of debt; (5) a $14 million ($10 million net of tax, or $0.02 per diluted common share) loss to write-off the value of Bravo! warrants; (6) a $12 million ($8 million net of tax, or $0.02 per diluted common share) gain on the termination of our Bravo! master distribution agreement; and (7) a $99 million ($0.20 per diluted common share) net benefit from United Kingdom, Canadian, and U.S. state tax rate changes.

(B)

Our 2006 net loss included the following items of significance: (1) a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our annual impairment test of these assets; (2) charges totaling $66 million ($44 million net of tax, or $0.09 per common share) related to restructuring activities, primarily in Europe; (3) a $35 million ($22 million net of tax, or $0.05 per common share) increase in compensation expense related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) on January 1, 2006; (4) expenses totaling $14 million related to the settlement of litigation ($8 million net of tax, or $0.02 per common share); and (5) a tax benefit totaling $95 million ($0.20 per common share) as a result of net favorable tax items, primarily for U.S. state tax law changes, Canadian federal and provincial tax rate changes, and the revaluation of various income tax obligations.

(C)

Our 2005 net income included the following items of significance: (1) a $53 million ($33 million net of tax, or $0.07 per diluted common share) decrease in our cost of sales from the receipt of proceeds related to the settlement of litigation against suppliers of high fructose corn syrup; (2) charges totaling $80 million ($50 million net of tax, or $0.11 per diluted common share) related to restructuring activities, primarily in North America and at our corporate headquarters; (3) charges totaling $28 million ($17 million net of tax, or $0.03 per diluted common share) primarily related to asset write-offs associated with damage caused by Hurricanes Katrina, Rita, and Wilma; (4) an $8 million ($5 million net of tax, or $0.01 per diluted common share) net loss resulting from the early extinguishment of certain debt obligations in conjunction with the repatriation of non-U.S. earnings; (5) a $128 million ($0.27 per diluted common share) income tax provision related to the repatriation of non-U.S. earnings; and (6) a tax benefit totaling $67 million ($0.14 per diluted common share) as a result of net favorable tax items, primarily for U.S. state tax rate changes and for the revaluation of various income tax obligations.

(D)

Our 2004 net income included the following items of significance: (1) a $41 million ($26 million net of tax, or $0.05 per diluted common share) increase in our cost of sales related to the transition to a new concentrate pricing structure in North America; and (2) a $20 million ($0.04 per diluted common share) tax benefit from tax rate reductions.

(E)

Our 2003 net income included the following items of significance: (1) a $14 million ($9 million net of tax, or $0.02 per diluted common share) gain from the settlement of pre-acquisition contingencies; (2) $68 million ($44 million net of tax, or $0.10 per diluted common share) in net insurance proceeds; (3) an $8 million ($5 million net of tax, or $0.01 per diluted common share) gain on the sale of a hot-fill facility; and (4) an $8 million ($0.01 per diluted common share) benefit from tax rate reductions.

(F)

Certain prior year amounts have been reclassified to conform to our current year presentation. For the years ended December 31, 2006, 2005, 2004, and 2003, we have reclassified $81 million, $73 million, $67 million, and $63 million, respectively, of costs attributable to service revenues for cold drink equipment maintenance from selling, delivery, and administrative expenses to cost of sales.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in “Item 8—Financial Statements and Supplementary Data.”

Overview

Business

Coca-Cola Enterprises Inc. (“we,” “our,” or “us”) is the world’s largest marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through license territories in 46 states in the United States (“U.S.”), the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as “Europe”).

We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, fuel prices, and weather patterns. Sales of our products tend to be seasonal, with the second and third calendar quarters accounting for higher sales volumes than the first and fourth quarters. Sales in Europe tend to be more volatile than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions.

Relationship with TCCC

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of December 31, 2007. Our financial success is greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands; (2) market our products more effectively; (3) find ways to maximize efficiency; and (4) profitably grow the entire Coca-Cola system. During 2007, we made significant progress toward our common global agenda of innovating with new and existing brands and packages across all nonalcoholic beverage categories. This progress is illustrated by the increasingly strong synergy that we have achieved with TCCC to enhance our brand portfolio. For information about our transactions with TCCC during 2007, 2006, and 2005, refer to Note 3 of the Notes to Consolidated Financial Statements.

Financial Results

Our net income in 2007 was $711 million, or $1.46 per diluted common share, compared to a net loss of $1.1 billion, or $2.41 per diluted common share, in 2006. Our 2007 results reflect the impact of (1) strong pricing growth in North America necessitated by an unprecedented increase in our cost of sales; (2) lower volume in North America due to the impact of our pricing initiatives and weak sparkling beverage trends, offset partially by positive brand and package expansion; (3) balanced volume and pricing growth in Europe principally due to the continued strength of our business in continental Europe and the performance of Coca-Cola Zero; (4) operating expense control initiatives throughout our organization; (5) favorable currency exchange rate changes, which added approximately 5 percent to our diluted net income per share as compared to 2006; and (6) one additional selling day in 2007 as compared to 2006.

In addition, the following items of significance impacted our 2007 financial results when compared to 2006:

•	charges totaling $121 million ($79 million net of tax, or $0.16 per diluted common share) related to restructuring activities, primarily in North America;

•	a $20 million ($14 million net of tax, or $0.03 per diluted common share) gain on the sale of land in Newark, New Jersey;

•	a $13 million ($8 million net of tax, or $0.02 per diluted common share) benefit from a legal settlement accrual reversal;

•	a $12 million ($8 million net of tax, or $0.02 per diluted common share) loss on the extinguishment of debt;

•	a $14 million ($10 million net of tax, or $0.02 per diluted common share) loss to write-off the value of Bravo! warrants;

•	a $12 million ($8 million net of tax, or $0.02 per diluted common share) gain on the termination of our Bravo! master distribution agreement (“MDA”); and

•	a net tax benefit totaling $99 million ($0.20 per diluted common share) from United Kingdom, Canadian, and U.S. state tax rate changes.

The following items of significance impacted our 2006 financial results when compared to 2007:

•

a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our annual impairment test of these assets;

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

•

a net tax benefit totaling $95 million ($0.20 per common share) primarily for U.S. state tax law changes, Canadian federal and provincial tax rate changes, and the revaluation of various income tax obligations.

Revenue and Volume Growth

During 2007, our consolidated bottle and can net price per case grew 4.0 percent, while our volume decreased 1.0 percent. In North America, we achieved bottle and can net price per case growth of 4.5 percent primarily driven by significant rate increases implemented due to the unprecedented increase in our cost of sales. The negative impact of higher prices, along with weak sparkling beverage trends, resulted in the 2.0 percent decline in North American sales volume. We did, however, continue to experience positive growth in our energy drinks, sports drinks, and waters, and benefited from the strong performance of Coca-Cola Zero and the enhancement of our still beverage portfolio with the introduction of FUZE, Campbell, and glacéau products in late 2007. During 2008, we expect these new still beverages, which are primarily sold in single-serve packages, to create a positive mix impact on our pricing due to their higher selling price per case. However, this benefit is expected to be partially offset by additional investments in our sparkling brands.

In Europe, we achieved balanced volume and pricing growth with an increase in bottle and can net price per case of 1.5 percent and a volume increase of 1.5 percent. Our volume growth was driven, in part, by a 2.5 percent increase in our higher-margin immediate consumption packages. This increase was attributable to strong execution of our “Boost Zone” program, particularly in France where immediate consumption growth exceeded 20 percent. In our continental European territories, we experienced a 4.5 percent growth in sales of our Coca-Cola trademark products, sparked by the strong performance of Coca-Cola Zero. Volume levels in Great Britain, our largest European territory, continued to be impacted by marketplace challenges, including persistent sparkling beverage category weakness and lack of a strong water brand strategy.

Cost of Sales

Our consolidated bottle and can ingredient and packaging cost per case grew 7.0 percent during 2007. In North America, we faced an unprecedented cost of sales environment, which led to a year-over-year bottle and can ingredient and packaging cost per case increase of 9.5 percent. This increase was primarily driven by significant increases in the cost of aluminum and high fructose corn syrup (“HFCS”), but also reflects a slight increase due to product mix. The increase in the cost of aluminum was due to the expiration of a supplier pricing agreement on December 31, 2006 that capped the price we paid for a majority of our North American purchases. Our 2007 cost of sales increases in Europe were comparable to those we have experienced in recent years. During 2008, we expect our core raw material costs in North America to increase less than they did in 2007, but to remain above historical averages. Our costs of sales will also increase due to the mix impact of higher cost glacéau products and other still beverages.

Operating Expenses

Our continued focus on operating expense initiatives, along with some initial benefit from our restructuring activities that are enhancing the effectiveness and efficiency of our operations, allowed us to once again successfully control the growth of our underlying operating expenses during 2007. We intend to remain diligent in our efforts to control our operating expenses during 2008 as we manage through a continued high cost of sales environment and drive greater operational improvement throughout our organization.

Our Strategic Priorities

In order to remain focused on implementing a strategic, long-term business plan that will position our organization to excel in a dynamic and changing market environment, we have identified three priorities that are essential to our transformation. The following is a summary of the key initiatives that we believe will help drive our future performance and enable us to achieve our vision of being the best beverage sales and customer service company:

•Strengthen our brand portfolio

We must continue to strengthen our position in each beverage category by growing the value of our existing brands, while at the same time strategically broadening our presence in fast growing beverage groups. Our goal is to be “number one” or a strong “number two” in every beverage category in which we choose to compete. One of the keys to success with our sparkling beverages is the “Red, Black, and Silver” three-cola initiative, which maximizes the strength of Coca-Cola, the world’s most valuable sparkling beverage brand. While sparkling beverages remain profitable and vital to our success, the broadening of our presence in faster growing beverage groups is necessary. Essential to our future growth is leveraging our strong relationship with TCCC, which is committed to expanding its product portfolio. TCCC demonstrated its commitment during 2007 and greatly enhanced our still beverage portfolio in North America with the acquisitions of glacéau, a producer of branded enhanced water products such as vitaminwater, and FUZE, a maker of enhanced juices and teas. These significant additions have put us in a position in North America to benefit over the long-term from the fast growing still beverage category.

• Transform our go-to-market model and improve efficiency and effectiveness

As our product and package portfolio continues to expand, we must have a world-class system in place that allows us to put the right product and package in consumers’ hands at the right time and price. More than ever, we are emphasizing streamlined operations, consistent execution, and the flexibility to serve customers based on their specific needs. In North America, we have created a broad initiative called Customer Centered Excellence, which is helping create a world-class supply chain organization while better integrating customer service functions such as selling, delivery, and merchandising. During 2007, we began implementing cost-effective solutions, such as Voice Pick, a verbal order-building technology, to help us meet the evolving needs and demands created by changes in our product portfolio. Additionally, during 2007, we opened a state of the art Customer Development Center (“CDC”) in Tulsa, OK, which expands our world-class sales and services capabilities, and provides a dedicated group of employees who focus on the needs of our smaller-market customers. Moving small-customer order-taking from account managers to our CDC allows our salespeople to spend more time developing customer relationships.

As we transform our go-to-market model, we must also seek opportunities to improve our efficiency and effectiveness. This includes driving improved consistency and best practices across our organization. In recent years, we have made significant strides in this area, including redesigning our North American business model, reorganizing certain aspects of our operations in Europe, and consolidating certain administrative, financial, and accounting functions for North America into a single shared services center. During 2007, we built upon this progress in Europe by integrating our Benelux operations and creating a Pan-European Supply Chain organization that allows us to leverage the scale of our European business, share best practices more effectively, and more efficiently serve our customers. This, and other initiatives under way, represents only the beginning of our commitment to develop more efficient operating methods that allow us to obtain our goal of becoming our customers’ most valued supplier by serving the customer smarter, faster, and with greater consistency.

• Commitment to Our People

Our people are the key to our success. Therefore, we must attract, develop, and retain a highly talented and diverse workforce in order to further establish a winning and inclusive culture. We are working aggressively to succeed against this objective by standardizing job responsibilities, improving training opportunities, and creating a more visible career path for our employees. In addition, we are implementing a talent management review process focused on succession planning and leadership development to enhance our bench strength and prepare our next generation of leaders.

Responsibility to the Communities We Serve

Corporate Responsibility and Sustainability (“CRS”) is an important aspect of our business that is linked directly to our strategic priorities. Our integrated strategy to achieve this critical objective has two key elements. First, our sustainability is dependent on the product portfolio we offer to our customers. Thus, while we grow the value of our existing brands and expand our portfolio, we must also ensure the products we offer are in line with consumer preferences.

Second, our responsibility is to know how our business affects others around us, both socially and environmentally. To that end, we are demonstrating our social commitment to CRS by creating a diverse and inclusive culture where talented people are placed in the right positions with the right opportunities. Our environmental commitment to CRS is demonstrated through water stewardship at our production facilities, through energy conservation by converting our facilities to low-energy use lighting, and through the development of cost-efficient solutions for reclaiming used beverage containers and establishing recycling centers within our U.S. territories. These efforts are not only improving our business performance, but are also making us a more responsible corporate citizen to the communities we serve.

Operations Review

The following table summarizes our Consolidated Statements of Operations as a percentage of net operating revenues for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Net operating revenues	100.0%	100.0%	100.0%
Cost of sales	61.9	60.9	60.1

Gross profit	38.1	39.1	39.9
Selling, delivery, and administrative expenses	31.1	31.9	32.3
Franchise impairment charge	0.0	14.8	0.0

Operating income (loss)	7.0	(7.6)	7.6
Interest expense, net	3.0	3.2	3.4

Income (loss) before income taxes	4.0	(10.8)	4.2
Income tax expense (benefit)	0.6	(5.0)	1.5

Net income (loss)	3.4%	(5.8)%	2.7%

The following table summarizes our operating income (loss) by operating segment for the years ended December 31, 2007, 2006, and 2005 (in millions; percentages rounded to the nearest 0.5 percent):

	2007		2006		2005
	Amount	Percent of Total	Amount(A)	Percent of Total	Amount	Percent of Total
North America	$1,129	77.0%	$(1,711)	(114.5)%	$1,175	82.0%
Europe	810	55.0	718	48.0	730	51.0
Corporate	(469)	(32.0)	(502)	(33.5)	(474)	(33.0)

Consolidated	$1,470	100.0%	$(1,495)	100.0%	$1,431	100.0%

(A)

Our 2006 operating loss in North America includes a $2.9 billion noncash franchise impairment charge. For additional information about the noncash franchise impairment charge, refer to Note 1 of the Notes to Consolidated Financial Statements.

2007 versus 2006

During 2007, we had operating income of $1.5 billion compared to an operating loss of $1.5 billion in 2006. The following table summarizes the significant components of the change in our 2007 operating income (loss) (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating income (loss):
Impact of bottle and can price, cost, and mix on gross profit	$128	8.5%
Impact of bottle and can volume on gross profit	(85)	(5.5)
Impact of bottle and can selling day shift on gross profit	28	2.0
Impact of Jumpstart funding on gross profit	(39)	(2.5)
Selling, delivery, and administrative expenses	(46)	(3.0)
Net impact of restructuring charges	(55)	(3.5)
Net impact of legal settlements and accrual reversals	22	1.5
Gain on sale of land in 2007	20	1.0
Franchise impairment charge in 2006	2,922	195.5
Currency exchange rate changes	54	3.5
Other changes	16	1.0

Change in operating income (loss)	$2,965	198.5%

2006 versus 2005

During 2006, we had an operating loss of $1.5 billion compared to operating income of $1.4 billion in 2005. The following table summarizes the significant components of the change in our 2006 operating (loss) income (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating (loss) income:
Impact of bottle and can price, cost, and mix on gross profit	$35	2.5%
Impact of bottle and can volume on gross profit	88	6.0
Impact of Jumpstart funding on gross profit	57	4.0
Net impact of acquired bottler	7	0.5
Selling, delivery, and administrative expenses	(167)	(12.0)
Change in accounting for share-based payment awards	(35)	(2.5)
Net impact of restructuring charges	14	1.0
Franchise impairment charge in 2006	(2,922)	(204.0)
Legal settlements in 2006	(14)	(1.0)
Hurricane related asset write-offs in 2005	28	2.0
HFCS litigation settlement proceeds in 2005	(53)	(3.5)
Asset sale in 2005	(8)	(0.5)
Currency exchange rate changes	15	1.0
Other changes	29	2.0

Change in operating (loss) income	$(2,926)	(204.5)%

Net Operating Revenues

2007 versus 2006

Net operating revenues increased 5.5 percent in 2007 to $20.9 billion from $19.8 billion in 2006. The percentage of our 2007 net operating revenues derived from North America and Europe was 70 percent and 30 percent, respectively. Great Britain contributed 44 percent of Europe’s net operating revenues in 2007.

During 2007, our net operating revenues in North America were impacted by strong pricing growth and a decline in volume. Our pricing growth was primarily attributable to rate increases that were implemented to mitigate the unprecedented increase in our cost of goods. Our decreased volume was driven by higher prices and weak sparkling beverage trends. However, we continued to experience positive growth in our energy drinks, sports drinks, and waters, and benefited from the strong performance of Coca-Cola Zero and the introduction of FUZE, Campbell, and glacéau products in late 2007. In Europe, our net operating revenues reflected balanced volume and pricing growth, which was driven by strong sales of Coca-Cola Zero and solid volume growth in our continental European territories. Our “Boost Zone” marketing initiatives, particularly in France, helped spark sales of our higher-margin immediate consumption products and packages. We continued to experience negative sparkling beverage trends in Great Britain, which had a slight decline in volume.

Net operating revenue per case increased 6.5 percent in 2007 versus 2006. The following table summarizes the significant components of the change in our 2007 net operating revenue per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in net operating revenue per case:
Bottle and can net price per case	4.5%	1.5%	4.0%
Post mix, agency, and other	(0.5)	(0.5)	(0.5)
Currency exchange rate changes	1.0	8.5	3.0

Change in net operating revenue per case	5.0%	9.5%	6.5%

Our bottle and can sales accounted for 90 percent of our total net operating revenues during 2007. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our 2007 bottle and can net pricing per case was primarily achieved through rate increases, which were necessary given the high cost of sales environment in North America.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances are earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the U.S., we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and they pay our customers as a representative of the North American Coca-Cola bottling system. Coupon and loyalty programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $2.4 billion in 2007 and $2.2 billion in 2006. These amounts included net customer marketing accrual reductions related to prior year programs of $33 million and $54 million in 2007 and 2006, respectively. The cost of these various programs as a percentage of gross revenues was approximately 6.8 percent and 6.2 percent in 2007 and 2006, respectively. The increase in the cost of these various programs as a percentage of gross revenues was the result of greater marketing and promotional program activities, primarily in Europe.

We frequently participate with TCCC in contractual arrangements at specific athletic venues, school districts, colleges and universities, and other locations, whereby we obtain pouring or vending rights at a specific location in exchange for cash payments. We record our obligation of the total required payments under each contract at inception and amortize the amount using the straight-line method over the term of the contract. At December 31, 2007, the net unamortized balance of these arrangements, which was included in customer distribution rights and other noncurrent assets, net on our Consolidated Balance Sheet, totaled $377 million. Amortization expense related to these assets, included as a reduction in net operating revenues, totaled $133 million, $150 million, and $145 million in 2007, 2006, and 2005, respectively.

2006 versus 2005

Net operating revenues increased 5.5 percent in 2006 to $19.8 billion from $18.7 billion in 2005. The percentage of our 2006 net operating revenues derived from North America and Europe was 72 percent and 28 percent, respectively. Great Britain contributed 45 percent of Europe’s net operating revenues in 2006.

During 2006, our net operating revenues in North America were impacted by moderate pricing improvement and limited volume growth. Our volume growth was negatively impacted by weak sparkling beverage category trends and downward pressure due to higher price increases that were implemented to cover rising raw material costs. Our increased pricing was offset partially by competitive pricing pressures in the water category and a decline in immediate consumption sales. In Europe, we achieved balanced volume and pricing growth driven by marketing initiatives, such as World Cup activation, the launch of Coca-Cola Zero, and “Boost Zones” in France. We experienced renewed sparkling beverage growth in our continental European territories, but continued to be negatively impacted by persistent sparkling beverage category weakness in Great Britain. In both North America and Europe we benefited from product and package innovation and experienced increases in the sale of our lower-calorie beverages, water brands, isotonics, and energy drinks.

Net operating revenue per case increased 4.0 percent in 2006 versus 2005. The following table summarizes the significant components of the change in our 2006 net operating revenue per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in net operating revenue per case:
Bottle and can net price per case	2.5%	1.5%	2.0%
Belgium excise tax and VAT changes	0.0	(0.5)	0.0
Customer marketing and other promotional adjustments	0.0	(0.5)	0.0
Post mix, agency, and other	1.0	0.5	1.0
Currency exchange rate changes	0.5	1.5	1.0

Change in net operating revenue per case	4.0%	2.5%	4.0%

Our bottle and can sales accounted for 90 percent of our net operating revenues during 2006. The increase in our 2006 bottle and can net pricing per case was achieved through higher rates, offset partially by negative mix in North America due to slower immediate consumption sales and increased pricing pressures in the water category.

The cost of various customer programs and arrangements designed to increase the sale of our products by these customers totaled $2.2 billion in both 2006 and 2005. These amounts included net customer marketing accrual reductions related to prior year programs of $54 million and $75 million in 2006 and 2005, respectively. The cost of these various programs as a percentage of gross revenues was approximately 6.2 percent and 6.8 percent in 2006 and 2005, respectively. The decrease in the cost of these various programs as a percentage of gross revenues was the result of higher promotional activities in 2005 in conjunction with the significant product innovation that occurred during 2005.

Volume

2007 versus 2006

The following table summarizes the change in our 2007 bottle and can volume, as adjusted to reflect the impact of one additional selling day in 2007 versus 2006, and the impact of an acquisition completed on February 28, 2006, as if that acquisition were completed on January 1, 2006 (no acquisitions were completed in 2007; rounded to the nearest 0.5 percent):

	North America	Europe	Consolidated
Change in volume	(1.5)%	2.0%	(0.5)%
Impact of selling day shift/acquisition(A)	(0.5)	(0.5)	(0.5)

Change in volume, adjusted for selling day shift/acquisition	(2.0)%	1.5%	(1.0)%

(A)	The impact principally relates to the selling day shift.

North America comprised 76 percent of our consolidated bottle and can volume during 2007 and 2006. Great Britain contributed 45 percent and 46 percent of our European bottle and can volume in 2007 and 2006, respectively. During 2007, our sales represented approximately 13 percent of total nonalcoholic beverage sales in our North American territories and approximately 9 percent of total nonalcoholic beverage sales in our European territories.

Brands

The following table summarizes our 2007 bottle and can volume by major brand category, as adjusted to reflect the impact of one additional selling day in 2007 versus 2006, and the impact of an acquisition completed on February 28, 2006, as if that acquisition were completed on January 1, 2006 (no acquisitions were completed in 2007; rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Coca-Cola trademark	(3.0)%	57.0%
Sparkling flavors and energy	(5.5)	25.0
Juices, isotonics, and other	6.0	9.0
Water	6.5	9.0

Total	(2.0)%	100.0%

Europe:
Coca-Cola trademark	2.0%	69.0%
Sparkling flavors and energy	(3.5)	18.5
Juices, isotonics, and other	7.0	10.0
Water	8.0	2.5

Total	1.5%	100.0%

Consolidated:
Coca-Cola trademark	(1.5)%	59.5%
Sparkling flavors and energy	(5.0)	23.5
Juices, isotonics, and other	6.5	9.5
Water	7.0	7.5

Total	(1.0)%	100.0%

The overall performance of our product portfolio in 2007 continued to reflect a consumer preference for lower-calorie beverages and an increased demand for specialized beverage choices. During 2007, we made significant additions to our still beverage portfolio including FUZE, Campbell, and glacéau products. We also focused on strengthening our core sparkling brands through efforts such as our “Red, Black, and Silver” initiative. Coca-Cola Zero is at the center of our “Red, Black, and Silver” initiative and continues to make strong share and volume gains. We further enhanced our sparkling beverage portfolio with lower-calorie additions such as Diet Coke Plus and Cherry Coke Zero in North America and Coca-Cola Zero in France and the Netherlands.

In North America, the sales volume of our Coca-Cola trademark products decreased 3.0 percent during 2007. Our volume performance was impacted by price increases that were implemented during the latter part of 2006 and in 2007. We experienced a 5.5 percent decline in our regular Coca-Cola trademark products, while our zero-sugar Coca-Cola trademark products remained flat. The decrease in our regular Coca-Cola trademark products was primarily attributable to lower sales of Coca-Cola classic and Coca-Cola Black Cherry Vanilla. The stability of zero-sugar Coca-Cola trademark products was driven by a year-over-year increase in the sale of Coca-Cola Zero and the success of newly introduced products such as Cherry Coke Zero and Diet Coke Plus, which helped offset lower sales of Diet Coke, caffeine-free Diet Coke, and Diet Coke Black Cherry Vanilla. Despite the decline in the sales volume of our Coca-Cola trademark products during 2007, our “Red, Black, and Silver” initiative was well received in the marketplace and helped partially offset the negative impact of our pricing initiatives.

Our sparkling flavors and energy volume in North America declined 5.5 percent during 2007. This decrease was primarily driven by the poor performance of certain of our sugared sparkling beverages, including Sprite and Dr Pepper. We also experienced lower sales volume of Vault due to the fact that we were lapping strong introductory volume from 2006. Our energy drink portfolio continued to grow during 2007 with sales volume increasing 24.5 percent. This growth was primarily driven by the success of the Rockstar product line, but also includes the benefit of Full Throttle brand extensions. Our juices, isotonics, and other volume increased 6.0 percent in North America during 2007. This increase was primarily driven by the continued strong performance of POWERade, which grew 9.0 percent, and the benefit of our expanded tea portfolio. The growth in our juices, isotonics, and other category also benefited from the introduction of FUZE, Campbell, and glacéau products in late 2007. The growth in this category was offset partially by a 16.5 percent decline in sales of Minute Maid products. Our water brands continued to perform well in North America, increasing 6.5 percent during 2007. This performance was driven by higher Dasani water multi-pack sales volume and benefited from the launch of glacéau’s smartwater during the fourth quarter of 2007.

In Europe, our 2007 sales volume increased 1.5 percent. This performance reflects continued strength in continental Europe where volume grew 4.0 percent, offset partially by a 1.0 percent volume decline in Great Britain. The increased sales volume in continental Europe was primarily attributable to growth in our Coca-Cola trademark products, specifically Coca-Cola Zero. Our volume decline in Great Britain reflects persistent sparkling beverage category weakness and lack of a strong water brand strategy.

Our Coca-Cola trademark products in Europe increased 2.0 percent during 2007. This increase was driven by a 6.5 percent increase in our zero-sugar Coca-Cola trademark products, offset partially by a 0.5 percent decline in our regular Coca-Cola trademark products. Coca-Cola Zero, which was launched in France and the Netherlands in early 2007 and benefited from a full year of distribution in Great Britain and Belgium, continued to make strong volume gains during 2007. The performance of Coca-Cola Zero helped offset declines by other zero-sugar Coca-Cola trademark products such as Coca-Cola light and Diet Coke with Lime. Our sparkling flavors and energy volume in Europe decreased 3.5 percent during 2007. This decrease was primarily due to declining sales of Fanta products. Our juices, isotonics, and other volume increased 7.0 percent during 2007 driven by strong growth in our Capri-Sun and Oasis brands, which had 19.5 percent and 13.5 percent growth, respectively. Our water volume in Europe, which only represents 2.5 percent of our total European sales volume, increased 8.0 percent during 2007 due to increased sales of Chaudfontaine mineral water.

Packages

Our products are available in a variety of different package types and sizes (single-serve, multi-serve, and multi-pack) including, but not limited to, aluminum and steel cans, glass, aluminum and PET (plastic) bottles, pouches, and bag-in-box for fountain use. The following table summarizes our 2007 bottle and can volume by major package category, as adjusted to reflect the impact of one additional selling day in 2007 versus 2006, and the impact of an acquisition completed on February 28, 2006, as if that acquisition were completed on January 1, 2006 (no acquisitions were completed in 2007; rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Cans	(3.0)%	59.0%
20-ounce	(3.0)	14.0
2-liter	(5.5)	10.5
Other (includes 500-ml and 32-ounce)	3.5	16.5

Total	(2.0)%	100.0%

Europe:
Cans	1.5%	38.0%
Multi-serve PET (1-liter and greater)	1.0	32.0
Single-serve PET	4.0	14.0
Other	2.5	16.0

Total	1.5%	100.0%

2006 versus 2005

The following table summarizes the change in our 2006 bottle and can volume versus 2005, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition were completed on February 28, 2005 (no acquisitions were made in 2005; selling days were the same in 2006 and 2005; rounded to the nearest 0.5 percent):

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

Brands

The following table summarizes our 2006 bottle and can volume by major brand category, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition were completed on February 28, 2005 (no acquisitions were made in 2005; selling days were the same in 2006 and 2005; rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Coca-Cola trademark	(3.0)%	57.5%
Sparkling flavors and energy	4.0	26.0
Juices, isotonics, and other	1.5	8.5
Water	19.0	8.0

Total	0.5%	100.0%

Europe:
Coca-Cola trademark	4.5%	68.5%
Sparkling flavors and energy	(1.0)	19.5
Juices, isotonics, and other	5.0	9.5
Water	13.5	2.5

Total	3.5%	100.0%

Consolidated:
Coca-Cola trademark	(1.0)%	60.0%
Sparkling flavors and energy	3.0	24.5
Juices, isotonics, and other	2.5	8.5
Water	18.5	7.0

Total	1.0%	100.0%

In North America, the sales volume of our Coca-Cola trademark products decreased 3.0 percent during 2006. Our regular Coca-Cola trademark products decreased 4.0 percent, while our zero-sugar Coca-Cola trademark products declined 2.0 percent. The decrease in our regular Coca-Cola trademark products was primarily attributable to lower sales of Coca-Cola classic, Coca-Cola with Lime, and Vanilla Coca-Cola, offset partially by sales of Coca-Cola Black Cherry Vanilla, which was introduced during the first quarter of 2006. The decline in our zero-sugar Coca-Cola trademark products was primarily driven by lower sales of Diet Coke, Diet Coke with Lime, and Diet Vanilla Coca-Cola. These decreases were offset partially by a substantial increase in the year-over-year sales of Coca-Cola Zero, which was launched in the second quarter of 2005, and sales of Diet Coke Black Cherry Vanilla, which was introduced during the first quarter of 2006.

Our sparkling flavors and energy volume in North America increased 4.0 percent during 2006. This increase was primarily driven by the performance of our energy portfolio, including Full Throttle and Rockstar, the introduction of Vault and Vault Zero during the first and second quarters of 2006, respectively, and higher sales of our Fresca products. These increases were offset partially by a year-over-year decline in the sale of Sprite and Sprite Remix products.

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

In Europe, the sales volume of our Coca-Cola trademark products increased 4.5 percent during 2006. Our regular Coca-Cola trademark products increased 4.0 percent, driven primarily by higher sales of Coca-Cola. Our zero-sugar Coca-Cola trademark products increased 5.0 percent, which was primarily attributable to sales of Coca-Cola Zero, which was introduced in Great Britain and Belgium during the second and third quarters of 2006, respectively. Our sparkling flavors and energy volume in Europe decreased 1.0 percent during 2006, while our juices, isotonics, and other volume increased 5.0 percent. The increase in our juices, isotonics, and other volume was primarily driven by volume growth in our sports drinks, POWERade and Aquarius. Our overall volume results in Europe were positively impacted during 2006 by marketing initiatives, such as World Cup activation, the launch of Coca-Cola Zero, and “Boost Zones” in France.

Packages

The following table summarizes our 2006 bottle and can volume by major package category, as adjusted to reflect the impact of an acquisition completed on February 28, 2006, as if that acquisition were completed on February 28, 2005 (no acquisitions were made in 2005; selling days were the same in 2006 and 2005; rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Cans	(0.5)%	59.5%
20-ounce	(0.5)	14.0
2-liter	(4.0)	11.0
Other (includes 500-ml and 32-ounce)	9.5	15.5

Total	0.5%	100.0%

Europe:
Cans	4.0%	38.0%
Multi-serve PET (1-liter and greater)	3.5	32.5
Single-serve PET	4.0	13.5
Other	3.0	16.0

Total	3.5%	100.0%

Cost of Sales

2007 versus 2006

Cost of sales increased 7.5 percent in 2007 to $13.0 billion. Cost of sales per case increased 8.0 percent in 2007 versus 2006. The following table summarizes the significant components of the change in our 2007 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	9.5%	1.5%	7.0%
Bottle and can marketing credits and Jumpstart funding	(2.0)	0.0	(1.5)
Costs related to post mix, agency, and other	(1.0)	0.0	(1.0)
Currency exchange rate changes	0.5	8.5	3.5

Change in cost of sales per case	7.0%	10.0%	8.0%

During 2007, we faced an unprecedented cost of sales environment in North America where our year-over-year bottle and can ingredient and packaging cost per case increased 9.5 percent. This increase was primarily driven by significant increases in the cost of aluminum and HFCS, but also reflects a slight increase due to product mix. The increase in the cost of aluminum was due to the expiration of a supplier pricing agreement on December 31, 2006 that capped the price we paid for a majority of our North American purchases. In Europe, our 2007 cost of sales increases were comparable to those we have experienced in recent years.

During 2007, we had a $104 million discretionary annual marketing arrangement in the U.S. with TCCC. The 2007 activities required under this arrangement were agreed to during the annual joint planning process and included (1) an annual total soft drink price pack plan; (2) support for the implementation of segmented merchandising; and (3) support of shared strategic initiatives. Amounts under this program were received quarterly during 2007. During 2008, we expect a similar amount of funding to be available under a discretionary annual marketing arrangement in the U.S. with TCCC.

2006 versus 2005

Cost of sales increased 7.0 percent in 2006 to $12.1 billion from $11.3 billion in 2005. Cost of sales per case increased 5.5 percent in 2006 versus 2005. The following table summarizes the significant components of the change in our 2006 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	4.0%	2.0%	3.5%
Belgium excise tax and VAT changes	0.0	(0.5)	0.0
HFCS litigation settlement proceeds in 2005	0.5	0.0	0.5
Bottle and can marketing credits and Jumpstart funding	(1.0)	0.0	(1.0)
Costs related to post mix, agency, and other.	2.0	0.5	1.5
Currency exchange rate changes	0.5	1.5	1.0

Change in cost of sales per case	6.0%	3.5%	5.5%

The increase in our bottle and can ingredient and packaging costs during 2006 was primarily the result of increases in the cost of certain materials, particularly aluminum, PET (plastic), and HFCS. We also experienced increased conversion costs due to higher energy prices. During 2006, our cost of sales benefited from the recognition of increased Jumpstart Program income due to higher cold drink equipment placements associated with the rollout of our energy drink portfolio.

Selling, Delivery, and Administrative Expenses

2007 versus 2006

Selling, delivery, and administrative (“SD&A”) expenses increased $201 million, or 3.0 percent, to $6.5 billion in 2007. The following table summarizes the significant components of the change in our 2007 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
Administrative expenses	$26	0.5%
Selling and marketing expenses	(11)	0.0
Warehousing expenses	21	0.5
Depreciation and amortization expenses	4	0.0
Net impact of restructuring charges	55	1.0
Net impact of legal settlements and accrual reversals	(22)	(0.5)
Gain on sale of land in 2007	(20)	(0.5)
Currency exchange rate changes	142	2.0
Other expenses	6	0.0

Change in SD&A expenses	$201	3.0%

SD&A expenses as a percentage of net operating revenues was 31.1 percent and 31.9 percent in 2007 and 2006, respectively. The decrease in our SD&A expenses as a percentage of net operating revenues during 2007 was primarily driven by ongoing operating expense control efforts throughout our organization, but also includes the benefit of a $19 million decrease in our share-based compensation expense, a decline in pension and other postretirement benefit plan expense, and a gain on the sale of land. The year-over-year decrease in our share-based compensation expense was primarily due to (1) a higher estimated forfeiture rate, which was increased to reflect a greater number of forfeitures associated with our restructuring activities, and (2) changes in the timing of our annual grant. These positive factors were offset partially by an increase in restructuring charges and higher year-over-year compensation expense associated with the achievement of certain performance targets under our annual bonus program.

During 2007, we recorded restructuring charges totaling $121 million. These charges were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American, European, and Corporate operations. Through this restructuring program we will (1) enhance standardization in our operating structure and business practices; (2) create a more efficient supply chain and order fulfillment structure; (3) improve customer service in North America through the implementation of a new selling system for smaller customers; and (4) streamline and reduce the cost structure of back office functions in the areas of accounting, human resources, and information technology. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $180 million. We expect to be substantially complete with these restructuring activities by the end of 2009 and expect a net job reduction of approximately 5 percent of our total workforce, or approximately 3,500 positions.

During 2006, we recorded restructuring charges totaling $66 million. These charges were primarily related to (1) the reorganization of certain aspects of our operations in Europe; (2) workforce reductions associated with the reorganization of our North American operations into six U.S. business units and Canada; and (3) changes in our executive management. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front-line employees and our customers; and (3) is providing long-term cost savings through improved administrative and operating efficiencies. Similarly, the reorganization of certain aspects of our operations in Europe has helped improve operating effectiveness and efficiency while enabling our front-line employees to better meet the needs of our customers. For additional information about our restructuring activities, refer to Note 16 of the Notes to Consolidated Financial Statements.

During 2007, we reversed a $13 million liability related to the dismissal of a legal case in Texas. This amount included our estimated portion of the damages initially awarded plus accrued interest of approximately $5 million. The accrued interest portion of the reversed liability was recorded as a reduction to interest expense, net. For additional information about this case, refer to Note 8 of the Notes to Consolidated Financial Statements.

During 2007, we recorded charges totaling $12 million in depreciation expense related to certain obligations associated with the member states’ adoption of the European Union’s (“EU”) Directive on Waste Electrical and Electronic Equipment (“WEEE”). Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

2006 versus 2005

SD&A expenses increased $256 million, or 4.0 percent, to $6.3 billion in 2006. The following table summarizes the significant components of the change in our 2006 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
Administrative expenses	$26	0.5%
Delivery and merchandise expenses	55	1.0
Selling and marketing expenses	100	1.5
Depreciation and amortization	(31)	(0.5)
Expenses of acquired bottler	31	0.5
Change in accounting for share-based payment awards	35	0.5
Net impact of restructuring charges	(14)	0.0
Legal settlements in 2006	14	0.0
Hurricane related asset write-offs in 2005	(26)	(0.5)
Asset sale in 2005	8	0.0
Currency exchange rate changes	41	1.0
Other expenses	17	0.0

Change in SD&A expenses	$256	4.0%

SD&A expenses as a percentage of net operating revenues was 31.9 percent and 32.3 percent in 2006 and 2005, respectively. The decrease in our SD&A expenses as a percentage of net operating revenues during 2006 was primarily the result of (1) a continued focus on controlling the growth of our operating expenses; (2) lower restructuring charges; and (3) the absence of hurricane related asset write-offs. These items were offset partially by higher share-based compensation expense due to the adoption of SFAS 123R and legal settlement expense.

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

During 2005, we recorded charges totaling $28 million related to damage caused by Hurricanes Katrina, Rita, and Wilma. These charges were primarily for (1) the write-off of damaged or destroyed fixed assets; (2) the estimated costs to retrieve and dispose of nonusable cold drink equipment; and (3) the loss of inventory. Approximately $26 million of the charges were included in SD&A and $2 million was recorded in cost of sales.

Franchise Impairment Charge

During 2006, we recorded a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our annual impairment test of these assets. The decline in the estimated fair value of our North American franchise intangible assets was driven by the negative impact of several contributing factors, which resulted in a reduction in the forecasted cash flows and growth rates used to estimate fair value. For additional information about our franchise license intangible assets, refer to Note 1 of the Notes to Consolidated Financial Statements.

Interest Expense, net

Interest expense, net totaled $629 million in 2007 and $633 million in 2006 and 2005. The following table summarizes the primary items that impacted our interest expense in 2007, 2006, and 2005 ($ in billions):

	2007	2006	2005
Average outstanding debt balance	$10.0	$10.4	$10.8
Weighted average cost of debt	6.1%	5.9%	5.7%
Fixed-rate debt (% of portfolio)	85%	83%	86%
Floating-rate debt (% of portfolio)	15%	17%	14%

During 2007, we paid $44 million to repurchase zero coupon notes with a par value totaling $91 million and unamortized discounts of $59 million. As a result of these extinguishments, we recorded a net loss of $12 million in interest expense, net.

During 2005, we recorded an $8 million net charge in interest expense, net resulting from the early extinguishment of certain debt obligations in conjunction with the repatriation of non-U.S. earnings.

Other Nonoperating Income (Expense)

In conjunction with the execution of a master distribution agreement (“MDA”) with Bravo! Brands (“Bravo”) in 2005, we received from Bravo a warrant with an estimated fair value of approximately $14 million. We attributed the value of the warrant received to the MDA and were recognizing the amount on a straight-line basis as a reduction to cost of sales over the term of the MDA. During the first quarter of 2007, we recorded a $14 million loss to write-off the value of the warrant received from Bravo after concluding that the unrealized loss on our investment was other-than-temporary. The warrant was canceled in connection with the termination of the MDA in the third quarter of 2007. As a result, we recognized the remaining deferred amount of $12 million in other nonoperating income on our Consolidated Statement of Operations in the third quarter of 2007.

Income Tax Expense

2007

Our effective tax rate for 2007 was a provision of 15 percent. Our 2007 rate included a $99 million (12 percentage point decrease in our effective tax rate) tax benefit related to United Kingdom, Canadian, and U.S. state tax rate changes.

2006

Our effective tax rate for 2006 was a benefit of 46 percent. Our 2006 rate included (1) an $80 million (10 percentage point decrease in our effective tax rate) tax benefit, primarily for U.S. state tax law changes and Canadian federal and provincial tax rate changes, and (2) a $15 million (2 percentage point decrease in our effective tax rate) tax benefit related to the revaluation of various income tax obligations. Our 2006 rate also included a $1.1 billion (63 percentage point decrease in our effective tax rate) income tax benefit related to a $2.9 billion noncash franchise impairment charge. For additional information about the noncash franchise impairment charge, refer to Note 1 of the Notes to Consolidated Financial Statements.

2005

Our effective tax rate for 2005 was a provision of 35 percent. Our 2005 rate included (1) a $128 million (16 percentage point increase in our effective tax rate) income tax provision related to the repatriation of non-U.S. earnings; (2) a $40 million (5 percentage point decrease in our effective tax rate) tax benefit, primarily for U.S. state tax rate changes; and (3) a $27 million (3 percentage point decrease in our effective tax rate) tax benefit related to the revaluation of various income tax obligations.

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

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 18 banks. At December 31, 2007, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility.

We also have uncommitted amounts available under a public debt facility that we could use for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At December 31, 2007, we had $471 million outstanding in commercial paper. During 2008, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and intend to refinance the remaining maturities of current obligations on a long-term basis. We also plan to use operating cash flow to increase our return to shareowners by raising our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share and by resuming our share repurchase program. At this point, we are in the process of determining the amount and timing of our potential share repurchases. In addition, we estimate that our cash paid for taxes (globally) will increase by approximately $70 million during 2008 due to the utilization of substantially all of our remaining U.S. federal net operating loss carryforwards during 2007 and an expected increase in taxable income.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. In May 2007, Moody’s downgraded our long-term rating from A2 to A3. Currently, our long-term ratings from Moody’s, Standard and Poor’s, and Fitch are A3, A, and A, respectively. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our Consolidated Financial Statements.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2007. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

2007

Our principal sources of cash included (1) $1.7 billion derived from operations; (2) proceeds of $2.0 billion from the issuance of debt; (3) proceeds of $123 million from the exercise of employee share options; and (4) proceeds from the disposal of assets totaling $68 million. Our primary uses of cash were (1) net payments on commercial paper of $554 million; (2) payments on debt of $2.3 billion; (3) capital asset investments totaling $938 million; and (4) dividend payments totaling $116 million.

2006

Our principal sources of cash included (1) $1.6 billion derived from operations; (2) proceeds of $1.1 billion from the issuance of debt and net issuance of commercial paper; and (3) proceeds from the disposal of capital assets totaling $50 million. Our primary uses of cash were (1) payments on debt of $1.6 billion; (2) capital asset investments totaling $882 million; (3) the acquisition of Central Coca-Cola Bottling, Inc. for $106 million; and (4) dividend payments totaling $114 million.

2005

Our principal sources of cash included (1) $1.6 billion derived from operations; (2) proceeds of $1.5 billion from the issuance of debt; (3) proceeds from the settlement of our interest rate swap agreements totaling $46 million; and (4) proceeds from the disposal of capital assets totaling $48 million. Our primary uses of cash were (1) payments on debt of $1.8 billion; (2) net payments on commercial paper of $599 million; (3) capital asset investments totaling $902 million; and (4) dividend payments totaling $76 million.

Operating Activities

2007 versus 2006

Our net cash derived from operating activities increased $65 million in 2007 to $1.7 billion. This increase was primarily the result of higher cash net income and working capital changes. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

2006 versus 2005

Our net cash derived from operating activities decreased $29 million in 2006 to $1.6 billion. This decrease was primarily the result of (1) the receipt of $53 million in proceeds from the settlement of litigation against suppliers of HFCS during 2005 and (2) lower cash net income in 2006. These items were offset partially by a $61 million decrease in our pension and postretirement benefit plan contributions and working capital changes. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the years ended December 31, 2007, 2006, and 2005 (in millions):

	2007	2006	2005
Supply chain infrastructure improvements	$439	$376	$420
Cold drink equipment	366	349	283
Fleet purchases	65	85	78
Information technology and other capital investments	68	72	121

Total capital asset investments	$938	$882	$902

During 2006, we acquired Central Coca-Cola Bottling, Inc. for a total purchase price of $106 million (net of cash acquired). For additional information about this acquisition, refer to Note 17 of the Notes to Consolidated Financial Statements.

Financing Activities

2007 versus 2006

Our net cash used in financing activities increased $228 million in 2007 to $799 million from $571 million in 2006. The following table summarizes our issuances of debt, payments on debt, and our net change in commercial paper for the year ended December 31, 2007 (in millions):

Issuances of Debt	Maturity Date	Rate		Amount
300 million Euro bond	November 2010	4.75%		$445
$450 million U.S. dollar note	August 2009	—	(A)	450
Multi-currency credit facility	Uncommitted	—	(A)	521
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	601

Total issuances of debt				$2,017

Payments on Debt	Maturity Date	Rate		Amount
300 million Euro bond	March 2007	5.88%		$(394)
550 million Euro bond	June 2007	3.99		(744)
U.S. dollar zero coupon notes (B)	June 2020	8.35		(44)
Multi-currency credit facility	Uncommitted	—	(A)	(540)
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	(543)
Other payments, net	—	—		(15)

Total payments on debt, excluding commercial paper				(2,280)
Net payments on commercial paper				(554)

Total payments on debt				$(2,834)

(A)	These credit facilities and notes carry variable interest rates.

(B)	During 2007, we paid $44 million to repurchase zero coupon notes with a par value totaling $91 million and unamortized discounts of $59 million. As a result of these extinguishments, we recorded a net loss of $12 million in interest expense, net on our Consolidated Statement of Operations.

During 2007 and 2006, we made dividend payments on our common stock totaling $116 million and $114 million, respectively. These amounts represented our regular quarterly dividend of $0.06 per common share. In February 2008, we increased our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share.

2006 versus 2005

Our net cash used in financing activities decreased $233 million in 2006 to $571 million from $804 million in 2005. The following table summarizes our issuances of debt, payments on debt, and our net change in commercial paper for the year ended December 31, 2006 (in millions):

Issuances of Debt	Maturity Date	Rate		Amount
175 million U.K. pound sterling note	May 2009	5.25%		$325
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	371

Total issuances of debt, excluding commercial paper				696
Net issuances of commercial paper				387

Total issuances of debt				$1,083

Payments on Debt	Maturity Date	Rate		Amount
$250 million U.S. dollar note	September 2006	2.50%		$(250)
$450 million U.S. dollar note	August 2006	5.38		(450)
175 million U.K. pound sterling note	May 2006	4.13		(330)
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	(545)
Other payments	—	—		(42)

Total payments on debt				$(1,617)

(A)	These credit facilities and notes carry variable interest rates.

During 2006 and 2005, we made dividend payments on our common stock totaling $114 million and $76 million, respectively. In December 2005, we increased our quarterly dividend 50 percent from $0.04 per common share to $0.06 per common share.

Financial Position

Assets

2007 versus 2006

Trade accounts receivable, net increased $128 million, or 6.0 percent, to $2.2 billion at December 31, 2007. This increase was primarily the result of currency exchange rate changes.

Inventories increased $132 million, or 16.5 percent, to $924 million at December 31, 2007. This increase was primarily the result of (1) higher costs of goods on hand at the end of 2007 due to higher raw material costs and the impact of product mix; (2) an increased number of SKUs due to our expanded product portfolio; and (3) currency exchange rate changes.

Liabilities and Shareowners’ Equity

2007 versus 2006

Accounts payable and accrued expenses increased $192 million, or 7.0 percent, to $2.9 billion at December 31, 2007. This increase was primarily driven by currency exchange rate changes, but also reflects an increase in our accrued compensation and benefits and higher marketing program costs. Our accrued compensation and benefits increased as a result of (1) higher year-over-year compensation expense associated with the achievement of certain performance targets under our annual bonus program and (2) a change in the payroll cycle for certain of our salaried employees.

Our total debt decreased $629 million to $9.4 billion at December 31, 2007. This decrease was the result of debt repayments exceeding issuances (including commercial paper) by $817 million, offset partially by a $147 million increase resulting from currency exchange rate changes and a $41 million increase from other debt related changes. Our current portion of debt increased $1.2 billion to $2.0 billion as of December 31, 2007. This increase was due to the fact that our current portion of debt as of December 31, 2006 was reduced by approximately $1.4 billion of borrowings due in the next 12 months (from December 31, 2006) that were classified as long-term on our 2006 Consolidated Balance Sheet as a result of our intent and ability to refinance these borrowings on a long-term basis. As discussed previously, during 2008, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and intend to refinance the remaining maturities of current obligations on a long-term basis. We also plan to use operating cash flow to increase our return to shareowners by raising our quarterly dividend and by resuming our share repurchase program. Due to the uncertainty as to the amount and timing of our potential share repurchases and the related impact on the amount of debt we will refinance on a long-term basis, we have not classified any of our borrowings due in the next 12 months (from December 31, 2007) as long-term on our 2007 Consolidated Balance Sheet.

In 2007, currency exchange rate changes resulted in a net gain recognized in comprehensive income of $268 million. This amount consisted of a $296 million gain in currency translation adjustments offset by the impact of net investment hedges of $28 million.

Contractual Obligations and Other Commercial Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2007 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 years
Debt, excluding capital leases(A)	$9,231	$1,979	$2,269	$546	$4,437
Capital leases(B)	192	31	57	49	55
Interest obligations(C)	7,364	527	811	659	5,367
Operating leases(D)	794	138	226	164	266
Purchase agreements(E)	1,399	1,247	129	23	—
Customer contract arrangements(F)	330	126	115	52	37
Other purchase obligations(G)	110	100	8	1	1

Total contractual obligations	$19,420	$4,148	$3,615	$1,494	$10,163

Other Commercial Commitments	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Affiliate guarantees(H)	$217	$9	$39	$76	$93
Standby letters of credit(I)	323	322	1	—	—

Total commercial commitments	$540	$331	$40	$76	$93

(A)	These amounts represent our scheduled debt maturities, excluding capital leases. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

(B)

These amounts represent our minimum capital lease payments (including amounts representing interest). For additional information about our capital leases, refer to Note 6 of the Notes to Consolidated Financial Statements.

(C)

These amounts represent estimated interest payments related to our long-term debt obligations. For fixed-rate debt, we have calculated interest based on the applicable rates and payment dates for each individual debt instrument. For variable-rate debt we have estimated interest using the forward interest rate curve. At December 31, 2007, approximately 85 percent of our debt portfolio was comprised of fixed-rate debt and 15 percent was floating-rate debt.

(D)

These amounts represent our minimum operating lease payments due under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2007. For additional information about our operating leases, refer to Note 7 of the Notes to Consolidated Financial Statements.

(E)

These amounts represent noncancelable purchase agreements with various suppliers that are enforceable and legally binding and that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. We have excluded amounts related to agreements that require us to purchase a certain percentage of our future raw material needs from a specific supplier, since these agreements do not specify a fixed or minimum quantity requirement.

(F)

These amounts represent our obligation under customer contract arrangements for pouring or vending rights in specific athletic venues, school districts, or other locations. For additional information about these arrangements, refer to Note 1 of the Notes to Consolidated Financial Statements.

(G)	These amounts represent outstanding purchase obligations primarily related to capital expenditures. We have not included amounts related to our requirement to purchase and place specified numbers of cold drink equipment each year through 2010 under our Jumpstart Programs with TCCC. We are unable to estimate these amounts due to the varying costs for cold drink equipment placements. For additional information about our Jumpstart Programs, refer to Note 3 of the Notes to Consolidated Financial Statements.

(H)

We guarantee debt and other obligations of certain third parties. In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest. At December 31, 2007, the maximum amount of our guarantee was $257 million, of which $217 million was outstanding. For additional information about these affiliate guarantees, refer to Note 8 of the Notes to Consolidated Financial Statements.

(I)

We had letters of credit outstanding totaling $323 million at December 31, 2007, primarily for self-insurance programs. For additional information about these letters of credit, refer to Note 8 of the Notes to Consolidated Financial Statements.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension and other postretirement benefit plans for the years ended December 31, 2007 and 2006, as well as our projected contributions for the year ending December 31, 2008 (in millions):

	Actual		Projected(A)
	2007	2006	2008
Pension – U.S.	$108	$137	$82
Pension – Non-U.S.	103	77	61
Other Postretirement	23	21	22

Total contributions	$234	$235	$165

(A)	These amounts represent only company-paid contributions.

We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country. At January 1, 2007, the date of the most recent actuarial valuation, all U.S. funded defined benefit pension plans reflected current liability funded status equal to or greater than 97 percent.

For additional information about our pension and other postretirement benefit plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have identified the manufacturing cooperatives and the purchasing cooperative in which we participate as variable interest entities (“VIEs”). Our variable interests in these cooperatives include an equity investment in each of the entities and certain debt guarantees. Our maximum exposure as a result of our involvement in these entities is approximately $285 million, including our equity investments and debt guarantees. The largest of these cooperatives, of which we have determined we are not the primary beneficiary, represents greater than 95 percent of our maximum exposure. We have been purchasing PET (plastic) bottles from this cooperative since 1984 and our first equity investment was made in 1988. For additional information about these entities, refer to Note 8 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

We make judgmental decisions and estimates with underlying assumptions when applying accounting principles to prepare our Consolidated Financial Statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are detailed in this section. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made and (2) changes to the estimate or different estimates that could have reasonably been used would have materially changed our Consolidated Financial Statements. The development and selection of these critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.

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

Impairment Testing of Goodwill and Franchise License Intangible Assets

We perform annual impairment tests of our goodwill and franchise license intangible assets at the North American and European group levels, which are our reporting units. In 2006, we recorded a $2.9 billion noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our 2006 annual impairment test.

Our franchise license agreements contain performance requirements and convey to us the rights to distribute and sell products of the licensor within specified territories. Our U.S. cola franchise license agreements with TCCC do not expire, reflecting a long and ongoing relationship. Our agreements with TCCC covering our U.S. non-cola operations are periodically renewable. TCCC does not grant perpetual franchise license intangible rights outside the U.S. The term of our Canadian agreements with TCCC expired on July 27, 2007 and was extended through January 28, 2008. Following the conclusion of that formal extension, the parties continue to operate under these agreements while we negotiate full 10-year term extensions. In January 2008, our agreements with TCCC covering our European operations were extended through December 31, 2017. While these agreements contain no automatic right of renewal beyond that date, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements, as well as those covering our Canadian and U.S. non-cola operations, will continue to be renewed and, therefore, are essentially perpetual. We have never had a franchise license agreement with TCCC terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term. After evaluating the contractual provisions of our franchise license agreements, our mutually beneficial relationship with TCCC, and our history of renewals, we have assigned indefinite lives to all of our franchise license intangible assets.

The fair values calculated in our annual impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated growth rates by geographic region, our long-term anticipated growth rate, the discount rate, and estimates of capital charges for our franchise license intangible assets. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows. In performing our 2007 impairment tests, the following critical assumptions were used in determining the fair values of our goodwill and franchise license intangible assets: (1) projected operating income growth averaging 3.5 percent; (2) projected long-term growth of 2.5 percent for determining terminal value; (3) an average discount rate of 7.2 percent, representing our targeted weighted average cost of capital (“WACC”); and (4) a capital charge for our franchise licenses of 1.74 percent in North America and 1.65 percent in Europe. These and other assumptions were impacted by the current economic environment and our current expectations, which could change in the future based on period specific facts and circumstances. Factors inherent in determining our WACC were (1) the value of our common stock; (2) the volatility of our common stock; (3) expected interest costs on debt and debt market conditions; and (4) the amounts and relationships of expected debt and equity capital.

We performed our 2007 annual impairment tests of goodwill and franchise license intangible assets as of October 26, 2007. The results indicated that the fair values of our goodwill and franchise license intangible assets exceed their carrying amounts and, therefore, the assets are not impaired. We have estimated that the fair value of our European franchise license intangible assets is greater than two times their carrying amount and the fair value of our North America franchise license intangible assets exceed their carrying amount by approximately 15 percent. If, in the future, the estimated fair value of these rights were to decline greater than these respective amounts, we would need to record a noncash impairment charge for the assets.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our North American franchise license intangible assets (the approximate impact of the change in each critical assumption assumes all other assumptions and factors remain constant; in millions, except percentages):

Critical Assumption	Change	Approximate Impact on Fair Value
WACC	0.20%	$350
Capital charge	0.05%	225
2008 estimated operating income	2.00%	325
2009 estimated operating income	2.00%	300

For additional information about our goodwill and franchise license intangible assets and the noncash franchise impairment charge, refer to Note 1 of the Notes to Consolidated Financial Statements.

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

We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. Decreasing our discount rate (5.7 percent for the year ended December 31, 2007) by 0.5 percent would increase our 2008 pension expense by approximately $44 million.

The EROA is based on long-term expectations given current investment objectives and historical results. We utilize a combination of active and passive fund management of pension plan assets in order to maximize plan asset returns within established risk parameters. We periodically revise asset allocations, where appropriate, to improve returns and manage risk. Pension expense in 2008 would increase by approximately $15 million if the EROA were 0.5 percent lower (8.1 percent for the year ended December 31, 2007).

As a result of changes in discount rates in recent years and other assumption changes, our unrecognized losses exceed the defined corridor of losses. This causes our pension expense to be higher, because the excess losses must be amortized to expense until such time as, for example, increases in asset values and/or discount rates result in a reduction in unrecognized losses to a point where they do not exceed the defined corridor. Unrecognized losses, net of gains, totaling $552 million and $727 million were deferred through December 31, 2007 and 2006, respectively. Our 2007 and 2006 pension expense was higher by $57 million and $77 million, respectively, as a result of amortizing unrecognized losses, net of gains.

For additional information about our pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Tax Accounting

We believe the majority of our deferred tax assets will be realized because of the reversal of certain significant taxable timing differences and anticipated future taxable income from operations. In certain situations, we recognize valuation allowances when we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. Deferred tax assets associated with U.S. federal and state and non-U.S. net operating loss and tax credit carryforwards totaled $223 million at December 31, 2007. Valuation allowances of approximately $110 million have been provided against a portion of our U.S. state and non-U.S. carryforwards. For additional information about our income taxes and tax accounting, refer to Note 10 of the Notes to Consolidated Financial Statements.

Cold Drink Equipment Placement Funding

We participate in programs with TCCC designed to promote the purchase and placement of cold drink equipment (“Jumpstart Programs”). We recognize the majority of support payments received from TCCC under the Jumpstart Programs as we place cold drink equipment. A small portion of the support payments, representing the estimated cost to potentially move cold drink equipment, is recognized on a straight-line basis over the 12-year period beginning after equipment is placed. Approximately $500 is recognized for each credit that is earned. Our principal requirement under the Jumpstart Programs is the placement of equipment. If, for example, we are unable to place a certain quantity of units of cold drink equipment equaling 10,000 credits in a given year, we would not be able to recognize income of deferred cash receipts from TCCC of $5 million in that year. Should we not satisfy certain provisions of the Jumpstart Programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to seek a partial refund. No refunds of amounts previously earned have ever been paid under the Jumpstart Programs and we believe the probability of a partial refund of amounts previously earned under the Jumpstart Programs is remote. We believe we would in all cases resolve any matters that might arise regarding the Jumpstart Programs that could potentially result in a refund of amounts previously earned. At December 31, 2007, $154 million in support payments were deferred under the Jumpstart Programs.

We believe the most critical assumptions related to the accounting for the Jumpstart programs are (1) the probability of achieving the minimum sales requirement, and (2) the probability of TCCC asserting their refund rights. For additional information about the Jumpstart Programs, refer to Note 3 of the Notes to Consolidated Financial Statements.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances are earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the U.S., we participate in CTM programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and they pay our customers as a representative of the North American Coca-Cola bottling system. Coupon and loyalty programs are also developed on a customer and territory specific basis with the intent of increasing sales by all customers. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $2.4 billion in 2007 and $2.2 billion in 2006.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based on the program’s contractual terms, expected customer performance, and/or estimated sales volume. These estimates are determined using historical customer experience and other factors, which sometimes require significant judgment. Actual amounts paid can differ from these estimates. During the years ended December 31, 2007, 2006, and 2005, we recorded net customer marketing accrual reductions related to prior year programs of $33 million, $54 million, and $75 million, respectively.

Contingencies

For information about our contingencies, including outstanding legal cases, refer to Note 8 of the Notes to Consolidated Financial Statements.

Workforce

For information about our workforce, refer to Note 8 of the Notes to Consolidated Financial Statements.

Recently Issued Standards

For information about recently issued accounting standards, refer to Note 2 of the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current Trends And Uncertainties

Interest Rate, Currency, and Commodity Price Risk Management

Interest Rates

Interest rate risk is present with both fixed- and floating-rate debt. We are exposed to interest rate risk in non-U.S. currencies because of our intent to finance the cash flow requirements of our non-U.S. subsidiaries with local borrowings. Interest rates in these markets typically differ from those in the U.S. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At December 31, 2007, approximately 85 percent of our debt portfolio was comprised of fixed-rate debt and 15 percent was floating-rate debt.

We estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of December 31, 2007 would change interest expense on an annual basis by approximately $15 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to out interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other possible occurrences such as actions to mitigate this risk or changes in our financial structure.

Currency Exchange Rates

Our European and Canadian operations represented approximately 30 percent and 7 percent, respectively, of our consolidated net operating revenues during 2007, and approximately 31 percent and 9 percent, respectively, of our consolidated long-lived assets at December 31, 2007. We are exposed to translation risk because our operations in Europe and Canada are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenues and expenses between years. We hedge a portion of our net investments in non-U.S. subsidiaries with non-U.S. currency denominated debt and cross-currency hedges at the parent company level. Our revenues are denominated in each non-U.S. subsidiary’s local currency; thus, we are not exposed to currency transaction risk on our revenues. We are exposed to currency transaction risk on certain purchases of raw materials and certain obligations of our non-U.S. subsidiaries.

We use currency forward agreements and option contracts to hedge a certain portion of these raw material purchases. Substantially all of these forward agreements and option contracts are scheduled to expire in 2008. For the years ended December 31, 2007, 2006, and 2005, the result of a hypothetical 10 percent adverse movement in currency exchange rates applied to the hedging agreements and underlying exposures would not have had a material effect on our Consolidated Financial Statements.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET (plastic), high fructose corn syrup, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $95 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any internal control over financial reporting, including the possibility of human error and the circumvention or overriding of internal control. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2007. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007.

Audit Committee’s Responsibility

The Board of Directors, acting through its Audit Committee, is responsible for the oversight of the Company’s accounting policies, financial reporting, and internal control. The Audit Committee of the Board of Directors is comprised entirely of outside directors who are independent of management. The Audit Committee is responsible for the appointment and compensation of our independent registered public accounting firm and approves decisions regarding the appointment or removal of our Vice President of Internal Audit. It meets periodically with management, the independent registered public accounting firm, and the internal auditors to ensure that they are carrying out their responsibilities. The Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting, and auditing procedures of the Company, in addition to reviewing the Company’s financial reports. Our independent registered public accounting firm and our internal auditors have full and unlimited access to the Audit Committee, with or without management, to discuss the adequacy of internal control over financial reporting, and any other matters which they believe should be brought to the attention of the Audit Committee.

/S/ JOHN F. BROCK
President and Chief Executive Officer

/S/ WILLIAM W. DOUGLAS III
Senior Vice President and Chief Financial Officer

/S/ JOSEPH D. HEINRICH
Vice President, Controller, and Chief Accounting Officer

Atlanta, Georgia

February 12, 2008

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareowners of Coca-Cola Enterprises Inc.

We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, in 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also, as discussed in Notes 2, 9, 11, and 13, in 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), “Share-Based Payment” and the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coca-Cola Enterprises Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 12, 2008

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareowners of Coca-Cola Enterprises Inc.

We have audited Coca-Cola Enterprises Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coca-Cola Enterprises Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Coca-Cola Enterprises Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coca-Cola Enterprises Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareowners’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Coca-Cola Enterprises Inc. and our report dated February 12, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 12, 2008

Coca-Cola Enterprises Inc.

Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2007	2006	2005
Net operating revenues	$20,936	$19,804	$18,743
Cost of sales	12,955	12,067	11,258

Gross profit	7,981	7,737	7,485
Selling, delivery, and administrative expenses	6,511	6,310	6,054
Franchise impairment charge	—	2,922	—

Operating income (loss)	1,470	(1,495)	1,431
Interest expense, net	629	633	633
Other nonoperating income (expense), net	—	10	(8)

Income (loss) before income taxes	841	(2,118)	790
Income tax expense (benefit)	130	(975)	276

Net income (loss)	$711	$(1,143)	$514

Basic net income (loss) per share	$1.48	$(2.41)	$1.09

Diluted net income (loss) per share	$1.46	$(2.41)	$1.08

Dividends declared per share	$0.24	$0.18	$0.22

Basic weighted average common shares outstanding	481	475	471

Diluted weighted average common shares outstanding	488	475	476

Income (expense) from transactions with The Coca-Cola Company – Note 3:
Net operating revenues	$646	$614	$574
Cost of sales	(5,649)	(5,124)	(4,877)
Selling, delivery, and administrative expenses	5	16	41

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2007	2006
ASSETS
Current:
Cash and cash equivalents	$170	$184
Trade accounts receivable, less allowances of $47 and $50, respectively	2,217	2,089
Amounts receivable from The Coca-Cola Company	144	106
Inventories	924	792
Current deferred income tax assets	206	230
Prepaid expenses and other current assets	431	401

Total current assets	4,092	3,802
Property, plant, and equipment, net	6,762	6,698
Goodwill	606	603
Franchise license intangible assets, net	11,767	11,452
Customer distribution rights and other noncurrent assets, net	819	811

Total assets	$24,046	$23,366

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,924	$2,732
Amounts payable to The Coca-Cola Company	369	324
Deferred cash receipts from The Coca-Cola Company	48	64
Current portion of debt	2,002	804

Total current liabilities	5,343	3,924
Debt, less current portion	7,391	9,218
Retirement and insurance programs and other long-term obligations	1,309	1,467
Deferred cash receipts from The Coca-Cola Company, less current	124	174
Long-term deferred income tax liabilities	4,190	4,057

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 494,079,344 and 487,564,031 shares, respectively	494	488
Additional paid-in capital	3,215	3,068
Reinvested earnings	1,527	940
Accumulated other comprehensive income	557	143
Common stock in treasury, at cost – 7,125,872 and 7,873,661 shares, respectively	(104)	(113)

Total shareowners’ equity	5,689	4,526

Total liabilities and shareowners’ equity	$24,046	$23,366

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2007	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$711	$(1,143)	$514
Adjustments to reconcile net income (loss) to net cash derived from operating activities:
Depreciation and amortization	1,067	1,012	1,044
Franchise impairment charge	—	2,922	—
Net change in customer distribution rights	9	35	29
Share-based compensation expense	44	63	30
Deferred funding income from The Coca-Cola Company, net of cash received	(66)	(105)	(47)
Deferred income tax expense (benefit)	18	(1,073)	78
Pension and other postretirement expense less than contributions	(35)	(10)	(87)
Changes in assets and liabilities, net of acquisition amounts:
Trade accounts and other receivables	(42)	(173)	(30)
Inventories	(105)	46	(48)
Prepaid expenses and other assets	(135)	24	(26)
Accounts payable and accrued expenses	211	(19)	264
Other changes, net	(22)	11	(102)

Net cash derived from operating activities	1,655	1,590	1,619

Cash Flows From Investing Activities:
Capital asset investments	(938)	(882)	(902)
Capital asset disposals, $9 million from The Coca-Cola Company in 2005	68	50	48
Acquisition of bottling operations, net of cash acquired	—	(106)	—
Other investing activities	(4)	(14)	—

Net cash used in investing activities	(874)	(952)	(854)

Cash Flows From Financing Activities:
(Decrease) increase in commercial paper, net	(554)	387	(599)
Issuances of debt	2,017	696	1,541
Payments on debt	(2,280)	(1,617)	(1,756)
Dividend payments on common stock	(116)	(114)	(76)
Exercise of employee share options	123	73	40
Other financing activities and interest rate swap settlements in 2005	11	4	46

Net cash used in financing activities	(799)	(571)	(804)

Net effect of currency exchange rate changes on cash and cash equivalents	4	10	(9)

Net Change In Cash and Cash Equivalents	(14)	77	(48)
Cash and Cash Equivalents At Beginning of Year	184	107	155

Cash and Cash Equivalents At End of Year	$170	$184	$107

Supplemental Noncash Investing and Financing Activities:
Acquisitions of bottling operations:
Fair value of assets acquired	$—	$162	$—
Fair value of liabilities assumed	—	(56)	—

Cash paid, net of cash acquired	$—	$106	$—

Capital lease additions	$14	$42	$36

Supplemental Disclosure of Cash Paid For:
Interest, net of amounts capitalized	$605	$607	$630
Income taxes, net	127	187	137

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Consolidated Statements of Shareowners’ Equity

	Year Ended December 31,
(in millions)	2007	2006	2005
Common Stock:
Balance at beginning of year	$488	$482	$477
Exercise of employee share options	6	4	3
Other changes, net	—	2	2

Balance at end of year	494	488	482

Additional Paid-In Capital:
Balance at beginning of year	3,068	2,943	2,860
Deferred compensation plans	(22)	(8)	(3)
Share-based compensation expense	44	63	30
Exercise of employee share options	117	69	37
Tax benefit from share-based compensation awards	8	1	17
Other changes, net	—	—	2

Balance at end of year	3,215	3,068	2,943

Reinvested Earnings:
Balance at beginning of year	940	2,170	1,761
Impact of adopting FASB Interpretation No. 48	(8)	—	—
Dividends declared on common stock	(116)	(87)	(105)
Net income (loss)	711	(1,143)	514

Balance at end of year	1,527	940	2,170

Accumulated Other Comprehensive Income:
Balance at beginning of year	143	162	390
Currency translations	296	211	(303)
Net investment hedges	(28)	(28)	54
Pension and other benefit liability adjustments	149	161	23
Other changes, net	(3)	11	(2)

Net other comprehensive income (loss) adjustments, net of tax	414	355	(228)
Impact of adopting SFAS 158, net of tax	—	(374)	—

Balance at end of year	557	143	162

Treasury Stock:
Balance at beginning of year	(113)	(114)	(110)
Deferred compensation plans	23	8	3
Treasury stock purchases	(14)	(7)	(7)

Balance at end of year	(104)	(113)	(114)

Total Shareowners’ Equity	$5,689	$4,526	$5,643

Comprehensive Income (Loss):
Net income (loss)	$711	$(1,143)	$514
Net other comprehensive income (loss) adjustments, net of tax	414	355	(228)

Total comprehensive income (loss)	$1,125	$(788)	$286

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements

Note 1

BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our,” or “us”) is the world’s largest marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through license territories in 46 states in the United States (“U.S.”), the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as “Europe”).

We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. We, along with other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, fuel prices, and weather patterns. Sales of our products tend to be seasonal, with the second and third calendar quarters accounting for higher sales volumes than the first and fourth quarters. Sales in Europe tend to be more volatile than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions.

Basis of Presentation and Consolidation

Our Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest, as well as variable interest entities for which we are the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation. Our fiscal year ends on December 31. For interim quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period. There was one additional selling day in 2007 versus 2006 and 2005.

Use of Estimates

Our Consolidated Financial Statements and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles and include estimates and assumptions made by management that affect reported amounts. Actual results could differ materially from those estimates.

Reclassifications

We have reclassified certain amounts in our prior year’s Consolidated Financial Statements to conform to our current year presentation. These reclassifications include the following:

•

In our 2006 and 2005 Consolidated Statements of Operations, we have reclassified $81 million and $73 million, respectively, of costs attributable to service revenues for cold drink equipment maintenance from selling, delivery, and administrative (“SD&A”) expenses to cost of sales.

•	In our 2006 Consolidated Balance Sheet, we have reclassified and shown separately the gross amounts of our receivables from and payables to TCCC (refer to Note 3).

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Revenue Recognition

We recognize net operating revenues from the sale of our products when we deliver the products to our customers and, in the case of full-service vending, when we collect cash from vending machines. We earn service revenues for cold drink equipment maintenance when services are completed. Service revenues represent less than 2 percent of our total net operating revenues.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the U.S., we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC, and they pay our customers as a representative of the North American Coca-Cola bottling system. Coupon and loyalty programs are also developed on a customer and territory specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The costs of all these various programs, included as a reduction in net operating revenues, totaled $2.4 billion in 2007 and $2.2 billion in 2006 and 2005.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based on the program’s contractual terms, expected customer performance, and/or estimated sales volume.

We frequently participate with TCCC in contractual arrangements at specific athletic venues, school districts, colleges and universities, and other locations, whereby we obtain pouring or vending rights at a specific location in exchange for cash payments. We record our obligation of the total required payments under each contract at inception and amortize the amount using the straight-line method over the term of the contract. At December 31, 2007, the net unamortized balance of these arrangements, which was included in customer distribution rights and other noncurrent assets, net on our Consolidated Balance Sheet, totaled $377 million ($956 million capitalized, net of $579 million in accumulated amortization). Amortization expense related to these assets, included as a reduction in net operating revenues, totaled $133 million, $150 million, and $145 million in 2007, 2006, and 2005, respectively. The following table summarizes the estimated future amortization expense related to these assets as of December 31, 2007 (in millions):

Years Ending December 31,	Amortization Expense
2008	$113
2009	82
2010	60
2011	43
2012	29
Thereafter	50

Total future amortization expense	$377

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2007, the liability associated with these arrangements totaled $330 million, $126 million of which is included in accounts payable and accrued expenses on our Consolidated Balance Sheet, and $204 million is included in retirement and insurance programs and other long-term obligations on our Consolidated Balance Sheet. Cash payments on these obligations totaled $124 million, $115 million, and $116 million in 2007, 2006, and 2005, respectively. The following table summarizes the estimated future payments required under these arrangements as of December 31, 2007 (in millions):

Years Ending December 31,	Future Payments
2008	$126
2009	67
2010	48
2011	31
2012	21
Thereafter	37

Total future payments	$330

For presentation purposes, the net change in customer distribution rights on our Consolidated Statements of Cash Flows is presented net of cash payments made under these arrangements.

For additional information about our transactions with TCCC, refer to Note 3.

Licensor Support Arrangements

We participate in various funding programs supported by TCCC or other licensors whereby we receive funds from the licensors to support customer marketing programs or other arrangements that promote the sale of the licensors’ products. Under these programs, certain costs incurred by us are reimbursed by the applicable licensor. Payments from TCCC and other licensors for marketing programs and other similar arrangements to promote the sale of products are classified as a reduction in cost of sales, unless we can overcome the presumption that the payment is a reduction in the price of the licensor’s products. Payments for marketing programs are recognized as product is sold. Support payments from licensors received in connection with market or infrastructure development are classified as a reduction in cost of sales.

For additional information about our transactions with TCCC, refer to Note 3.

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in cost of sales on our Consolidated Statements of Operations. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in SD&A expenses on our Consolidated Statements of Operations and totaled approximately $1.6 billion in 2007, 2006, and 2005. Our customers do not pay us separately for shipping and handling costs.

Share-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Based Compensation” (“SFAS 123”) and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. SFAS 123R requires the grant-date fair value of all share-based payment awards that are expected to vest, including employee share options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R by applying the modified prospective transition method and, therefore, (1) did not restate any prior periods and (2) are recognizing compensation expense for all share-based payment awards that were outstanding, but not yet vested, as of January 1, 2006, based upon the same estimated grant-date fair values and service periods used to prepare our SFAS 123 proforma disclosures.

We recognize compensation expense for our share-based payment awards on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We recognize compensation expense for our performance share units when it becomes probable that the performance criteria specified in the plan will be achieved. The total cost of a share-based payment award is reduced by estimated forfeitures expected to occur over the vesting period of the award. All compensation expense related to our share-based payment awards is recorded in SD&A expenses. We determine the grant-date fair value of our share-based payment awards using a Black-Scholes model, unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Refer to Note 11.

Net Income (Loss) Per Share

We calculate our basic net income (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We calculate our diluted net income (loss) per share in a similar manner, but include the dilutive effect of stock options and nonvested restricted shares (units) as measured under the treasury stock method. Share-based payment awards that are contingently issuable upon the achievement of a specified market or performance condition are included in our diluted net income (loss) per share calculation in the period in which the condition is satisfied. To the extent that securities are antidilutive, they are excluded from the calculation of diluted net income (loss) per share. Refer to Note 12.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased.

Trade Accounts Receivable

We sell our products to retailers, wholesalers, and other customers and extend credit, generally without requiring collateral, based on our evaluation of the customer’s financial condition. While we have a concentration of credit risk in the retail sector, this risk is mitigated due to our large number of geographically dispersed customers. Potential losses on receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. We carry our trade accounts receivable at net realizable value. Typically, our accounts receivable are collected on average within 35 to 40 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

allowances by (1) evaluating the aging of our receivables; (2) analyzing our history of sales adjustments; and (3) reviewing our high-risk customers. Past due receivable balances are written-off when our internal collection efforts have been unsuccessful in collecting the amount due.

Inventories

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of December 31, 2007 and 2006 (in millions):

	2007	2006
Finished goods	$610	$495
Raw materials and supplies	314	297

Total inventories	$924	$792

Investments in Marketable Equity Securities

We record our investments in marketable equity securities at fair value. Changes in the fair value of securities classified as available-for-sale are recorded in accumulated other comprehensive income on our Consolidated Balance Sheets, unless we determine that an unrealized loss is other-than-temporary. If we determine that an unrealized loss is other-than-temporary, we recognize the loss in earnings. Refer to Note 13.

Deferred Compensation Plan

We maintain a self-directed, non-qualified deferred compensation plan structured as a “rabbi trust” for certain executives and other highly compensated employees. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. Amounts deferred under the plan are invested at the direction of the employee into various mutual funds and stocks, including our common stock. All such investments, except investments in our common stock, are held in the rabbi trust. The plan requires settlement in cash, except for our common stock, which must be settled in a fixed number of shares of our common stock. The shares of our common stock deferred under the plan are not held in the rabbi trust because they are not issued and legally outstanding. However, these shares are included in our basic and diluted net income (loss) per share calculation because we are obligated to issue the shares to the participants for no additional consideration (refer to Note 12). The investment assets of the rabbi trust are included in our Consolidated Balance Sheets. The amount of compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in our Consolidated Balance Sheets (excluding investments in our common stock). This liability equals the recorded asset and represents our obligation to distribute the funds to the participants. The investment assets of the rabbi trust are classified as trading securities and, accordingly, changes in their fair values are recorded in our Consolidated Statements of Operations. The carrying value of the investment assets of the rabbi trust (excluding investments in our common stock) and the related deferred compensation liability totaled $100 million and $86 million as of December 31, 2007 and 2006, respectively.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of our assets. Our cold drink equipment and containers, such as reusable crates, shells, and bottles, are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, we do not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. We capitalize the costs of refurbishing our cold drink equipment and depreciate those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. The majority of our depreciation and amortization expense is recorded in SD&A expenses and the remainder is in cost of sales. For tax purposes, we use other depreciation methods (generally, accelerated depreciation methods), where appropriate.

Our interests in assets acquired under capital leases are included in property, plant, and equipment and primarily relate to fleet assets and certain buildings. Amortization of capital lease assets is included in depreciation expense. The net present values of amounts due under capital leases are recorded as liabilities and are included in our total debt. Refer to Note 6.

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

The following table summarizes our property, plant, and equipment as of December 31, 2007 and 2006 (in millions):

	2007	2006	Useful Life
Land	$512	$492	n/a
Building and improvements	2,608	2,425	20 to 40 years
Machinery, equipment, and containers	3,778	3,500	3 to 20 years
Cold drink equipment	5,749	5,676	5 to 13 years
Fleet	1,666	1,685	5 to 20 years
Furniture, office equipment, and software	1,080	1,112	3 to 10 years

Property, plant, and equipment	15,393	14,890
Less: Accumulated depreciation and amortization	8,870	8,465

	6,523	6,425
Construction in process	239	273

Property, plant, and equipment, net	$6,762	$6,698

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Goodwill and Franchise License Intangible Assets

We do not amortize our goodwill and franchise license intangible assets. Instead, we test these assets for impairment annually (as of the last reporting day of October), or more frequently if events or changes in circumstances indicate they may be impaired. We perform our impairment tests of goodwill and franchise license intangible assets at the North American and European group levels, which are our reporting units.

The impairment test for our goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. The impairment test for our franchise license intangible assets involves comparing the estimated fair value of franchise license intangible assets for a reporting unit to its carrying amount to determine if a write-down to fair value is required. The fair values calculated in our annual impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated growth rates by geographic region, our long-term anticipated growth rate, the discount rate, and estimates of capital charges for our franchise license intangible assets. When appropriate, we consider the assumptions that we believe hypothetical marketplace participants would use in estimating future cash flows.

We performed our 2007 annual impairment tests of goodwill and franchise license intangible assets as of October 26, 2007. The results indicated that the fair values of our goodwill and franchise license intangible assets exceed their carrying amounts and, therefore, the assets are not impaired.

In 2006, we recorded a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimate fair value based upon the results of our 2006 annual impairment test. The decline in the estimated fair value of our North American franchise intangible assets was driven by the negative impact of several contributing factors, which resulted in a reduction in the forecasted cash flows and growth rates used to estimate fair value.

The following table summarizes the changes in our net franchise license intangible assets for the years ended December 31, 2007 and 2006 (in millions):

	North America	Europe	Consolidated
Balance at December 31, 2005	$10,367	$3,465	$13,832
Acquisition	81	—	81
Noncash impairment charge	(2,922)	—	(2,922)
Other adjustments(A)	5	456	461

Balance at December 31, 2006	7,531	3,921	11,452
Other adjustments(A)	161	154	315

Balance at December 31, 2007	$7,692	$4,075	$11,767

(A)	Other adjustments primarily relate to non-U.S. currency translation adjustments.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Our franchise license agreements contain performance requirements and convey to us the rights to distribute and sell products of the licensor within specified territories. Our U.S. cola franchise license agreements with TCCC do not expire, reflecting a long and ongoing relationship. Our agreements with TCCC covering our U.S. non-cola operations are periodically renewable. TCCC does not grant perpetual franchise license intangible rights outside the U.S. The term of our Canadian agreements with TCCC expired on July 27, 2007 and was extended through January 28, 2008. Following the conclusion of that formal extension, the parties continue to operate under these agreements while we negotiate full 10-year term extensions. In January 2008, our agreements with TCCC covering our European operations were extended through December 31, 2017. While these agreements contain no automatic right of renewal beyond that date, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements, as well as those covering our Canadian and U.S. non-cola operations, will continue to be renewed and, therefore, are essentially perpetual. We have never had a franchise license agreement with TCCC terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term. After evaluating the contractual provisions of our franchise license agreements, our mutually beneficial relationship with TCCC, and our history of renewals, we have assigned indefinite lives to all of our franchise license intangible assets.

Risk Management Programs

In general, we are self-insured for the costs of workers’ compensation, casualty, and most health and welfare claims in the U.S. We use commercial insurance for casualty and workers’ compensation claims to reduce the risk of catastrophic losses. Workers’ compensation and casualty losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. Our workers’ compensation liability is discounted using estimated weighted average risk-free interest rates that correspond with expected payment dates.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of our assets and liabilities. We establish valuation allowances if we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. We record interest and penalties related to unrecognized tax positions in interest expense, net and other nonoperating income (expense), net, respectively, on our Consolidated Statements of Operations. Refer to Note 10.

Non-U.S. Currency Translation

Assets and liabilities of our non-U.S. operations are translated from local currencies into U.S. dollars at currency exchange rates in effect at the end of a fiscal period. Gains and losses from the translation of non-U.S. entities are included in accumulated other comprehensive income on our Consolidated Balance Sheets (refer to Note 13). Revenues and expenses are translated at average

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

monthly currency exchange rates. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other nonoperating income (expense), net on our Consolidated Statements of Operations.

Fair Values of Financial Instruments

The fair values of our cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of our debt instruments are calculated based on debt with similar maturities and credit quality and current market interest rates (refer to Note 6). The estimated fair values of our derivative instruments are calculated based on market rates to settle the instruments. These values represent the estimated amounts we would receive or pay to terminate agreements, taking into consideration current market rates and counterparty creditworthiness (refer to Note 5).

Derivative Financial Instruments

We periodically use interest rate swap agreements and other financial instruments to manage the fluctuation of interest rates on our debt portfolio. We also use currency swap agreements, forward agreements, options, and other financial instruments to minimize the impact of currency exchange rate changes on our nonfunctional currency cash flows, to mitigate our exposure to commodity price fluctuations, and to protect the value of our net investments in non-U.S. operations. All derivative financial instruments are recorded at fair value on our Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. Refer to Note 5.

Interest rate swap agreements designated as fair value hedges are used periodically to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. Effective changes in the fair value of these hedges are recognized as adjustments to the carrying values of the related hedged liabilities. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net on our Consolidated Statements of Operations.

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

We enter into certain non-U.S. currency denominated borrowings as net investment hedges of our non-U.S. subsidiaries. Changes in the carrying value of these borrowings arising from currency exchange rate changes are recognized in accumulated other comprehensive income on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. We also enter into cross-currency interest rate swap agreements as net investment hedges of our non-U.S. subsidiaries. Effective changes in the fair value of the currency agreements resulting from changes in the spot non-U.S. currency exchange rate are recognized in accumulated other

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

comprehensive income on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net on our Consolidated Statements of Operations.

We also periodically enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. Changes in the fair value of these instruments are recognized in the expense line item on our Consolidated Statements of Operations that is consistent with the nature of the hedged risk.

We are exposed to counterparty credit risk on all of our derivative financial instruments. Because the amounts are recorded at fair value, the full amount of our exposure is the carrying value of these instruments. We only enter into derivative transactions with well-established financial institutions, so we believe our risk is minimal. We do not require collateral under these agreements.

Note 2

NEW ACCOUNTING STANDARDS

Recently Issued Standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. As of December 31, 2007 and 2006, our minority interest totaled $21 million and $19 million, respectively. These amounts were included in retirement and insurance programs and other long-term obligations on our Consolidated Balance Sheets. We are still in the process of evaluating the impact SFAS 160 will have on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. As it relates to our non-pension related financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact on our Consolidated Financial Statements. We are still in the process of evaluating the impact that SFAS 157 will have on our pension related financial assets and our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective for us on January 1, 2008. We do not expect the adoption of EITF 06-11 to have a material impact on our Consolidated Financial Statements.

Recently Adopted Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company’s fiscal year end; and (4) provide enhanced disclosures. The provisions of SFAS 158 were effective for our year ended December 31, 2006, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for the year ended December 31, 2008. On January 1, 2008, we recorded a $36 million charge to retained earnings to reflect the impact of changing our measurement date from September 30 to December 31. Refer to Note 9.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 was effective January 1, 2007 and did not impact our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, we recorded a charge to retained earnings of $8 million. The adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements and, at this time, we do not expect FIN 48 to have a material impact on our Consolidated Financial Statements in the future. Refer to Notes 1 and 10.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). The consensus provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual Consolidated Financial Statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 was effective January 1, 2007. We record substantially all of the taxes within the scope of EITF 06-3 on a net basis, except for certain taxes in Europe. During 2007, 2006, and 2005, we recorded approximately $175 million of taxes within the scope of EITF 06-3 on a gross basis.

Note 3

RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of December 31, 2007. From time-to-time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties.

The following table summarizes the gross amounts of our receivables from and payables to TCCC, and the respective line items in which they were recorded in our Consolidated Balance Sheets as of December 31, 2007 and 2006 (in millions):

	2007	2006
Assets:
Amounts receivable from TCCC	$144	$106
Customer distribution rights and other noncurrent assets, net	31	30

Liabilities:
Amounts payable to TCCC	369	324
Retirement and insurance programs and other long-term obligations	34	44

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the transactions with TCCC that directly affected our Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005 (in millions):

	2007	2006	2005
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$410	$415	$428
Dispensing equipment repair services	78	74	70
Packaging material sales (preforms)	81	68	30
Other transactions	77	57	46

Total	$646	$614	$574

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(4,906)	$(4,603)	$(4,411)
Purchases of sweeteners	(326)	(274)	(226)
Purchases of finished products	(1,054)	(821)	(731)
Marketing support funding earned	572	470	444
Cold drink equipment placement funding earned	65	104	47

Total	$(5,649)	$(5,124)	$(4,877)

Amounts affecting selling, delivery, and administrative expenses	$5	$16	$41

Fountain Syrup and Packaged Product Sales

We sell fountain syrup to TCCC in certain territories and deliver this syrup to certain major fountain customers of TCCC. We invoice and collect amounts receivable for these fountain sales on behalf of TCCC. We also sell bottle and can products to TCCC at prices that are generally similar to the prices charged by us to our major customers.

Purchases of Syrup, Concentrate, Mineral Water, Juice, Sweeteners, and Finished Products

We purchase syrup, concentrate, mineral water, and juice from TCCC to produce, package, distribute, and sell TCCC products under licensing agreements. We also purchase finished products and fountain syrup from TCCC for sale within certain of our territories and have an agreement with TCCC to purchase from them substantially all of our requirements for sweeteners in the U.S. The licensing agreements give TCCC complete discretion to set prices of syrup, concentrate, and finished products. Pricing of mineral water and sweeteners is based on contractual arrangements with TCCC.

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

Marketing Support Funding Earned and Other Arrangements

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid to us by TCCC under the programs are determined annually and periodically as the programs progress. TCCC is under no obligation to

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

participate in the programs or continue past levels of funding in the future. The amounts paid and terms of similar programs may differ with other licensees. Marketing support funding programs granted to us provide financial support principally based on our product sales or upon the completion of stated requirements, to offset a portion of the costs to us of the programs. TCCC also administers certain other marketing programs directly with our customers. During 2007, 2006, and 2005, direct-marketing support paid or payable to us, or to customers in our territories, by TCCC, totaled approximately $695 million, $583 million, and $580 million, respectively. We recognized $572 million, $470 million, and $444 million of these amounts as a reduction in cost of sales during 2007, 2006, and 2005, respectively. Amounts paid directly to our customers by TCCC during 2007, 2006, and 2005 totaled $123 million, $113 million, and $136 million, respectively, and are not included in the preceding table.

We and TCCC have a Global Marketing Fund (“GMF”), under which TCCC is paying us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice to terminate the agreement. The marketing activities to be funded under this agreement are agreed upon each year as part of the annual joint planning process and are incorporated into the annual marketing plans of both companies. TCCC may terminate this agreement for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control. We received $61.5 million in conjunction with the GMF in 2007, 2006, and 2005. These amounts are included in the total amounts recognized in marketing support funding earned in the preceding table.

We have an agreement with TCCC under which TCCC provides support payments for the marketing of certain brands of TCCC in certain territories acquired in 2001. Under the terms of this agreement, we received $14 million in 2007, 2006, and 2005, and will receive $14 million in 2008 and $11 million in 2009. Payments received under this agreement are not refundable to TCCC. These amounts are included in the total amounts recognized in marketing support funding earned in the preceding table.

During 2007, we had a $104 million discretionary annual marketing arrangement in the U.S. with TCCC. The 2007 activities required under this arrangement were agreed to during the annual joint planning process and included (1) an annual total soft drink price pack plan; (2) support for the implementation of segmented merchandising; and (3) support of shared strategic initiatives. Amounts under this program were received quarterly during 2007. These amounts were recognized in cost of sales as inventory was sold and are included in the total amounts in marketing support funding earned in the preceding table to the extent recognized. During 2008, we expect a similar amount of funding to be available under a discretionary annual marketing arrangement in the U.S. with TCCC.

Effective January 1, 2007 in Great Britain, we and TCCC agreed that a significant portion of our funding from TCCC, as well as certain other arrangements with TCCC related to the purchase of concentrate would be netted against the price we pay TCCC for concentrate. As a result of this change, we forfeited approximately $3 million in marketing funding from TCCC in the first quarter of 2007 due to the fact that our marketing funding was previously based on our sales volume.

We participate in CTM programs in the U.S. administered by TCCC. We are responsible for all costs of the programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC, and they pay our customers as a representative of the North American Coca-Cola bottling system. Amounts paid under CTM programs to TCCC for

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

payment to our customers are included as a reduction in net operating revenues and totaled $296 million, $276 million, and $243 million in 2007, 2006, and 2005, respectively. These amounts are not included in the preceding table since the amounts are ultimately paid to our customers.

Cold Drink Equipment Placement Funding Earned

We and TCCC are parties to Cold Drink Equipment Purchase Partnership programs (“Jumpstart Programs”) covering most of our territories in the U.S., Canada, and Europe. The Jumpstart Programs are designed to promote the purchase and placement of cold drink equipment. We received approximately $1.2 billion in support payments under the Jumpstart Programs from TCCC during the period 1994 through 2001. There are no additional amounts payable to us from TCCC under the Jumpstart Programs. Under the Jumpstart Programs, as amended, we agree to:

•

Purchase and place specified numbers of cold drink equipment (principally vending machines and coolers) each year through 2010 (approximately 1.8 million cumulative units of equipment). We earn “credits” toward annual purchase and placement requirements based upon the type of equipment placed;

•	Maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement;

•	Maintain and stock the equipment in accordance with specified standards for marketing TCCC products;

•	Report to TCCC during the period the equipment is in service whether or not, on average, the equipment purchased has generated a stated minimum sales volume of TCCC products; and

•

Relocate equipment if the previously placed equipment is not generating sufficient sales volume of TCCC products to meet the minimum requirements. Movement of the equipment is only required if it is determined that, on average, sufficient volume is not being generated and it would help to ensure our performance under the Jumpstart Programs.

In July 2007, we and TCCC amended our Jumpstart Programs in North America. The amendment (1) prospectively eliminated the requirement that we achieve for TCCC a certain gross profit on TCCC products sold through energy drink coolers and replaced it with the pre-existing requirement that we achieve a stated minimum sales volume of TCCC products; (2) eliminated the alternative credit previously established for energy drink coolers; and (3) updated the purchase plan requirements.

The U.S. and Canadian agreements provide that no violation of the Jumpstart Programs will occur, even if we do not attain the required number of credits in any given year, so long as (1) the shortfall does not exceed 20 percent of the required credits for that year; (2) a minimal compensating payment is made to TCCC or its affiliate; (3) the shortfall is corrected in the following year; and (4) we meet all specified credit requirements by the end of 2010.

We are unable to quantify the maximum potential amount of future payments required under our obligation to relocate previously placed equipment because the dates and costs to relocate equipment in the future are not determinable. As of December 31, 2007, our liability for the estimated costs of relocating equipment in the future was approximately $18 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain, if we are required to act upon our obligations under the Jumpstart Programs.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

We purchase products of TCCC in the ordinary course of business to achieve the minimum required sales volume of TCCC products. We are unable to quantify the amount of these future purchases because we will purchase products at various costs, quantities, and mix in the future.

Should we not satisfy the provisions of the Jumpstart Programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to seek a partial refund. No refunds of amounts previously earned have ever been paid under the Jumpstart Programs, and we believe the probability of a partial refund of amounts previously earned under the Jumpstart Programs is remote. We believe we would, in all cases, resolve any matters that might arise regarding the Jumpstart Programs. We and TCCC have amended prior agreements to reflect, where appropriate, modified goals and provisions, and we believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart Programs.

We recognize the majority of the $1.2 billion in support payments received from TCCC as we place cold drink equipment. A small portion of the support payments, representing the estimated cost to potentially move cold drink equipment, is recognized on a straight-line basis over the 12-year period beginning after equipment is placed. We recognized a total of $65 million, $104 million, and $47 million as a reduction to cost of sales during 2007, 2006, and 2005, respectively. The amount of support payments recognized in 2006 was greater than 2007 and 2005 primarily due to the rollout of our energy drink portfolio.

At December 31, 2007, the recognition of $154 million in support payments was deferred under the Jumpstart Programs. Approximately $136 million of this amount is expected to be recognized during the period 2008 through 2010 as equipment is placed and approximately $18 million, representing the estimated cost to potentially move, is expected to be recognized over the 12-year period after the equipment is placed. We have allocated the support payments to equipment based on a fixed amount per “credit.” The amount allocated to the requirement to place equipment is the balance remaining after determining the potential cost of moving the equipment after initial placement. The amount allocated to the potential cost of moving equipment after initial placement is determined based on an estimate of the units of equipment that could potentially be moved and an estimate of the cost to move that equipment.

Other Transactions

In August 2007, we entered into a distribution agreement with Energy Brands Inc. (“Energy Brands”), a wholly owned subsidiary of TCCC. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced water products including vitaminwater, smartwater, and vitaminenergy. The agreement was effective November 1, 2007 for a period of 10 years, and will automatically renew for succeeding 10-year terms, subject to a 12-month nonrenewal notification. The agreement covers most, but not all, of our U.S. territories, requires us to distribute Energy Brands enhanced water products exclusively, and permits Energy Brands to distribute the products in some channels within our territories. In conjunction with the execution of the Energy Brands agreement, we entered into an agreement with TCCC whereby we agreed not to introduce new brands or certain brand extensions in the U.S. through August 31, 2010 unless mutually agreed to by us and TCCC.

Other transactions with TCCC include management fees, office space leases, and purchases of point-of-sale and other advertising items.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 4

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of December 31, 2007 and 2006 (in millions):

	2007	2006
Trade accounts payable	$927	$877
Accrued marketing costs	738	660
Accrued compensation and benefits	497	385
Accrued interest costs	164	178
Accrued taxes	171	189
Accrued self-insurance obligations	188	181
Other accrued expenses	239	262

Accounts payable and accrued expenses	$2,924	$2,732

Note 5

DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swap Agreements

Our interest rate swap agreements designated as fair value hedges are used to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. At December 31, 2007, we had outstanding interest rate swap agreements with a total notional amount of 300 million Euros and a maturity date of November 8, 2010. These hedges were in a liability position as of December 31, 2007, and had a total fair value of approximately $2 million. This amount was recorded in retirement and insurance programs and other long-term obligations on our Consolidated Balance Sheet and an offsetting amount is included in the carrying amount of our debt. During 2007, the amount of ineffectiveness associated with these hedges was immaterial.

As of December 31, 2006, we did not have any outstanding interest rate swap agreements. In December 2005, we settled all of our then outstanding fixed-to-floating interest rate swaps with an aggregate notional amount of $1.4 billion. These swaps were previously designated as fair value hedges of fixed-rate debt instruments due August 15, 2006, May 15, 2007, September 30, 2009, and August 15, 2011. As a result of the settlement, we received $46 million, which represented the fair value of the hedges on the date of settlement. This amount included $4 million that was previously recognized as adjustments to interest expense under the terms of the swap agreements. Accordingly, the fair value adjustments to the previously hedged debt instruments totaled $42 million at the time of settlement. We recognized $23 million of this amount as part of the loss on the extinguishment of a portion of the previously hedged debt instruments and are recognizing $19 million as a reduction to interest expense over the remaining term of the previously hedged debt instruments. We extinguished the debt instruments in conjunction with the repatriation of non-U.S. earnings that occurred in December 2005 (refer to Note 10).

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency and commodity price fluctuations associated with certain forecasted transactions, including our raw material purchases and vehicle fuel purchases. During 2007, we recognized ineffectiveness

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

totaling $9 million related to the change in the fair value of these hedges. During 2006 and 2005, there was no material ineffectiveness related to the change in the fair value of these hedges.

At December 31, 2007, our cash flow hedges related to currency price fluctuations associated with our purchases of raw materials included hedge assets with a fair value of $6 million, which was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet, and hedge liabilities with a fair value of $4 million, which was recorded in accounts payable and accrued expenses on our Consolidated Balance Sheet. Unrealized net of tax gains of $0.3 million related to these hedges was included in accumulated other comprehensive income on our Consolidated Balance Sheet. We expect substantially all of these gains to be reclassified into cost of sales within the next 12 months as the forecasted purchases are made. At December 31, 2006, our cash flow hedges related to currency price fluctuations associated with our purchases of raw materials included hedge assets with a fair value of $0.3 million, which was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet. Unrealized net of tax losses of $0.2 million related to these hedges was included in accumulated other comprehensive income on our Consolidated Balance Sheet. These losses were reclassified into cost of sales during 2007 as the forecasted purchases were made.

During 2006, we began using derivative instruments to hedge a portion of our vehicle fuel purchases in North America. The majority of these derivative instruments were designated as cash flow hedges related to the future purchase of vehicle fuel. At December 31, 2007, these cash flow hedges included hedge assets with a fair value of $3 million, which were recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet. There were no unrealized gains or losses related to these hedges as of December 31, 2007. At December 31, 2006, these cash flow hedges included hedge assets with a fair value of $3 million, which were recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet, and hedge liabilities with a fair value of $2 million, which were recorded in accounts payable and accrued expenses on our Consolidated Balance Sheet. There were no unrealized gains or losses related to these hedges as of December 31, 2006.

Net Investment Hedges

We enter into certain non-U.S. currency denominated borrowings as net investment hedges of our non-U.S. subsidiaries. During 2007, 2006, and 2005, we recorded a net of tax loss of $9 million, a net of tax loss of $28 million, and a net of tax gain of $54 million, respectively, in accumulated other comprehensive income on our Consolidated Balance Sheets related to these hedges.

During 2007, we entered into cross-currency interest rate swap agreements as net investment hedges of our non-U.S. subsidiaries. At December 31, 2007, these hedges had a fair value of $30 million, which was recorded in retirement and insurance programs and other long-term obligations on our Consolidated Balance Sheet. During 2007, we recorded a net of tax loss of $19 million in accumulated other comprehensive income on our Consolidated Balance Sheets, related to these hedges (refer to Note 13). During 2007, there was no material ineffectiveness related to the change in the fair value of these hedges.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 6

DEBT AND CAPITAL LEASES

The following table summarizes our debt as of December 31, 2007 and 2006 (in millions, except rates):

	2007		2006
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$289	4.3%	$689	5.3%
Euro and U.K. pound sterling commercial paper	—	—	161	5.1
Canadian dollar commercial paper	182	4.4	148	4.3
U.S. dollar notes due 2008-2037(B)	2,236	5.4	1,791	5.3
Euro and U.K. pound sterling notes due 2008-2021(C)	2,268	5.3	2,887	5.1
Canadian dollar notes due 2009	150	5.9	129	5.9
U.S. dollar debentures due 2012-2098	3,785	7.4	3,783	7.4
U.S. dollar zero coupon notes due 2020(D) (E)	194	8.4	209	8.4
Various non-U.S. currency debt and credit facilities	84	—	22	—
Capital lease obligations(F)	162	—	156	—
Other debt obligations	43	—	47	—

Total debt(G)	9,393		10,022

Less: current portion of debt	2,002		804

Debt, less current portion	$7,391		$9,218

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of our interest rate swap agreements, if applicable.

(B)	In August 2007, we issued a $450 million variable rate note due in 2009.

(C)

In March 2007, a 300 million Euro bond, 5.88 percent note ($394 million) matured and in June 2007, a 550 million Euro bond, 3.99 percent note ($744 million) matured. In November 2007, a 300 million Euro bond, 4.75 percent note ($445 million), was issued by one of our financing subsidiaries and guaranteed by CCE.

(D)

During 2007, we paid $44 million to repurchase zero coupon notes with a par value totaling $91 million and unamortized discounts of $59 million. As a result of these extinguishments, we recorded a net loss of $12 million ($8 million net of tax) in interest expense, net on our Consolidated Statement of Operations and presented the net cash outflow as a financing activity on our Consolidated Statement of Cash Flows.

(E)	These amounts are shown net of unamortized discounts of $344 million and $420 million as of December 31, 2007 and December 31, 2006, respectively.

(F)	These amounts represent the present value of our minimum capital lease payments as of December 31, 2007 and 2006, respectively.

(G)	The total fair value of our debt was $10.1 billion and $10.8 billion at December 31, 2007 and 2006, respectively.

During 2008, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and intend to refinance the remaining maturities of current obligations on a long-term basis. We also plan to use operating cash flow to increase our return to shareowners by raising our quarterly dividend and by resuming our share

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

repurchase program. Due to the uncertainty as to the amount and timing of our potential share repurchases and the related impact on the amount of debt we will refinance on a long-term basis, we have not classified any of our borrowings due in the next 12 months as long-term on our 2007 Consolidated Balance Sheet. At December 31, 2006, approximately $1.4 billion of borrowings due in the next 12 months, including commercial paper, were classified as long-term on our 2006 Consolidated Balance Sheet as a result of our intent and ability to refinance these borrowings on a long-term basis. If these borrowings had not been classified as long-term on our 2006 Consolidated Balance Sheet, then our current portion of long-term debt as of December 31, 2006 would have totaled $2.2 billion.

Future Maturities

The following table summarizes our debt maturities and capital lease obligations as of December 31, 2007 (in millions):

Years Ending December 31,	Debt Maturities
2008	$1,979
2009	1,584
2010	685
2011	296
2012	250
Thereafter	4,437

Debt, excluding capital leases	$9,231

Years Ending December 31,	Capital Leases
2008	$31
2009	29
2010	28
2011	27
2012	22
Thereafter	55

Total minimum lease payments	192
Less: amounts representing interest	30

Present value of minimum lease payments	162

Total debt	$9,393

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 18 banks. At December 31, 2007, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

We also have uncommitted amounts available under a public debt facility that we could use for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2007. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Note 7

OPERATING LEASES

We lease land, office and warehouse space, computer hardware, machinery and equipment, and vehicles under noncancelable operating lease agreements expiring at various dates through 2049. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Certain lease agreements contain residual guarantees that require us to guarantee the value of the leased assets for the lessor at the end of the lease term. We do not expect to make any payments under these residual guarantees. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense under noncancelable operating lease agreements totaled $214 million, $190 million, and $165 million during 2007, 2006, and 2005, respectively.

The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2007 (in millions):

Years Ending December 31,	Operating Leases
2008	$138
2009	122
2010	104
2011	89
2012	75
Thereafter	266

Total minimum operating lease payments	$794

Note 8

COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of December 31, 2007 and 2006 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2007	2006	2007	2006
Manufacturing cooperative	Various through 2015	$240	$240	$203	$222
Vending partnership	November 2009	17	17	14	11

		$257	$257	$217	$233

The following table summarizes the expiration of amounts outstanding under our guarantees as of December 31, 2007 (in millions):

Years Ending December 31,	Outstanding Amounts
2008	$9
2009	23
2010	16
2011	48
2012	28
Thereafter	93

Total outstanding amounts	$217

We could be required to perform under these guarantees if there is a default on the outstanding affiliate debt. The guarantees expire upon the expiration of the outstanding debt. We hold no assets as collateral against these guarantees, and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships.

Variable Interest Entities

We have identified the manufacturing cooperatives and the purchasing cooperative in which we participate as variable interest entities (“VIEs”). Our variable interests in these cooperatives include an equity investment in each of the entities and certain debt guarantees. We consolidate the assets, liabilities, and results of operations of all VIEs for which we determine that we are the primary beneficiary. At December 31, 2007, these entities had total assets of approximately $465 million and total debt of approximately $260 million. For the year ended December 31, 2007, these entities had total revenues, including sales to us, of approximately $835 million. Our maximum exposure as a result of our involvement in these entities is approximately $285 million, including our equity investments and debt guarantees. The largest of these cooperatives, of which we have determined we are not the primary beneficiary, represents greater than 95 percent of our maximum exposure. We have been purchasing PET (plastic) bottles from this cooperative since 1984, and our first equity investment was made in 1988.

Purchase Commitments

We have noncancelable purchase agreements with various suppliers that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

standard quality and performance criteria. The following table summarizes our purchase commitments as of December 31, 2007 (in millions):

Years ending December 31,	Purchase Commitments
2008	$1,247
2009	117
2010	12
2011	12
2012	11

Total purchase commitments	$1,399

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

The various suits were consolidated in each court by suit type. Amended complaints containing allegations substantially similar to the original suits were also filed in each suit. In an order dated February 7, 2007, the court granted our motion to dismiss the consolidated securities class action in Atlanta, Georgia. The court’s order was without prejudice, and the plaintiffs re-filed their suit. On October 4, 2007, the court again ordered the case dismissed, this time with prejudice. The plaintiffs did not appeal this ruling, and this case is now concluded. In an order dated March 13, 2007, that same federal court granted our motion to dismiss a related derivative lawsuit. That dismissal is currently on appeal. On June 19, 2007, the same trial court granted our motion to dismiss the related ERISA class action. Plaintiffs in the ERISA suit were given the right to file an amended complaint; however, the court did dismiss several claims and defendants with prejudice. Plaintiffs subsequently filed an amended ERISA class action complaint and we have again moved to dismiss that suit. On October 17, 2007, the Delaware court granted our motion to dismiss the Delaware derivative action. The plaintiffs have appealed the ruling. At this time, it is not possible for us to predict the ultimate outcome of the matters that have not concluded.

In 2000, we and TCCC were found by a Texas jury to be jointly liable in a combined amount of $15.2 million to five plaintiffs, each a distributor of competing beverage products. These distributors sued alleging that we and TCCC engaged in anticompetitive marketing practices. The trial court’s verdict was upheld by the Texas Court of Appeals in July 2003. We and TCCC argued our appeals before the Texas Supreme Court in November 2004. In an opinion issued October 20, 2006, the Texas Supreme Court reversed the Texas Court of Appeals’ judgment and either dismissed or rendered judgment in favor of us on the claims that were the subject of the appeal. The plaintiffs filed a motion for rehearing, but the Texas Supreme Court denied their motion and issued its mandate on May 7, 2007. On May 31, 2007, the trial court dismissed the claims of all the distributors, including three others whose claims remained to be tried. As a result, this matter was concluded, and during the

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

second quarter of 2007 we reversed a $13 million liability related to this case. This amount included our estimated portion of damages initially awarded plus accrued interest of $5 million.

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. These class action suits have been resolved and have been, or soon will be, dismissed. Amounts to be paid toward settlements reached in these suits have been recorded in our Consolidated Financial Statements.

There are various other lawsuits and claims pending against us, including claims for injury to persons or property. We believe that such claims are covered by insurance with financially responsible carriers, or adequate provisions for losses have been recognized by us in our Consolidated Financial Statements. In our opinion, the losses that might result from such litigation arising from these claims will not have a materially adverse effect on our Consolidated Financial Statements.

Environmental

At December 31, 2007, there were two U.S. federal and two U.S. state Superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material adverse effect on our Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 38 other U.S. federal and 11 other U.S. state Superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

Income Taxes

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions in which we do business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are assessments involving certain of our subsidiaries, including one of our Canadian subsidiaries, some of which may not be resolved for many years. We believe we have substantial defenses to the questions being raised and would pursue all legal remedies before an unfavorable outcome would result. We believe we have adequately provided for any assessments that could result from those proceedings where it is more likely than not that we will pay some amount.

Letters of Credit

At December 31, 2007, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $319 million and letters of credit for certain operating activities aggregating $4 million. These outstanding letters of credit reduce the availability under our $2.5 billion multi-currency credit facility. Refer to Note 6.

Workforce

At December 31, 2007, we had approximately 73,000 employees, including 10,500 in Europe. Approximately 18,500 of our employees in North America are covered by collective bargaining

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

agreements in 161 different employee units, and essentially all of our employees in Europe are covered by local agreements. (These employee numbers and units are unaudited.) Our bargaining agreements in North America expire at various dates over the next five years, including 29 agreements in 2008. We believe that we will be able to renegotiate subsequent agreements on satisfactory terms.

Indemnifications

In the normal course of business, we enter into agreements that provide general indemnifications. We have not made significant indemnification payments under such agreements in the past, and we believe the likelihood of incurring such a payment obligation in the future is remote. Furthermore, we cannot reasonably estimate future potential payment obligations because we cannot predict when and under what circumstances they may be incurred. As a result, we have not recorded a liability in our Consolidated Financial Statements with respect to these general indemnifications.

Note 9

EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. Pension plans representing approximately 97 percent of our total benefit obligations were measured as of September 30, and all other plans were measured as of December 31.

Other Postretirement Plans

We sponsor unfunded defined benefit postretirement plans providing healthcare and life insurance benefits to substantially all of our U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs. The primary U.S. postretirement benefit plan is a defined dollar benefit plan that limits the effects of medical inflation because the plan has established dollar limits for determining our contributions. As a result, the effect of a 1 percent increase in the assumed healthcare cost trend rate is not significant. The Canadian plan also contains provisions that limit the effects of inflation on our future costs. Our defined benefit postretirement plans were measured as of December 31.

Adoption of SFAS 158

On December 31, 2006, we adopted SFAS 158, which requires us to recognize the funded status of our defined benefit pension and other postretirement plans in our Consolidated Balance Sheets with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adoption of SFAS 158 did not affect our operating results in the current period and will not have any effect in future periods. The following table summarizes the incremental effect the adoption of SFAS 158 had on our 2006 Consolidated Balance Sheet (in millions):

	Pension Plans	Other Postretirement Plans
Increase in liabilities	$217	$30
Decrease in assets	331	—
Decrease in accumulated other comprehensive income	(355)	(19)
Decrease in long-term deferred income tax liabilities	(193)	(11)

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Net Periodic Benefit Costs

The following table summarizes the net periodic benefit costs of our pension plans and other postretirement plans for the years ended December 31, 2007, 2006, and 2005 (in millions):

	Pension Plans			Other Postretirement Plans
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit costs:
Service cost	$147	$151	$128	$13	$13	$12
Interest cost	174	157	146	25	22	22
Expected return on plan assets	(214)	(188)	(158)	—	—	—
Amortization of prior service cost (credit)	3	4	4	(13)	(13)	(13)
Recognized actuarial loss	57	77	62	4	5	5

Net periodic benefit cost	167	201	182	29	27	26
Other	1	(3)	1	2	—	—

Total costs	$168	$198	$183	$31	$27	$26

Actuarial Assumptions

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for the years ended December 31, 2007, 2006, and 2005:

	Pension Plans			Other Postretirement Plans
	2007	2006	2005	2007	2006	2005
Discount rate	5.7%	5.4%	5.8%	6.1%	5.6%	5.9%
Expected return on assets	8.1	8.3	8.3	—	—	—
Rate of compensation increase	4.5	4.6	4.6	—	—	—

The following table summarizes the weighted average actuarial assumptions used to determine the benefit obligations of our plans at the measurement date:

	Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006
Discount rate	6.1%	5.7%	6.3%	6.1%
Rate of compensation increase	4.6	4.5	—	—

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Benefit Obligation and Fair Value of Plan Assets

The following table summarizes the changes in the plans’ benefit obligations and fair value of plan assets as of our measurement date (in millions):

	Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006
Reconciliation of benefit obligation:
Benefit obligation at beginning of plan year	$3,063	$2,904	$422	$414
Service cost	147	151	13	13
Interest cost	174	157	25	22
Plan participants’ contributions	14	13	9	8
Amendments	9	5	(13)	2
Actuarial loss (gain)	11	(161)	(77)	(9)
Benefit payments	(114)	(95)	(32)	(29)
Business combinations	—	16	—	—
Curtailment gain	—	(14)	—	—
Currency translation adjustments	76	87	5	1
Special termination benefit cost	1	—	2	—

Benefit obligation at end of plan year	$3,381	$3,063	$354	$422

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of plan year	$2,656	$2,221	$—	$—
Actual gain on plan assets	364	217	—	—
Employer contributions	205	211	23	21
Plan participants’ contributions	14	13	9	8
Benefit payments	(114)	(95)	(32)	(29)
Business combinations	—	12	—	—
Currency translation adjustments	65	77	—	—

Fair value of plan assets at end of plan year	$3,190	$2,656	$—	$—

The following table summarizes the projected benefit obligation (“PBO”), the accumulated benefit obligation (“ABO”), and the fair value of plan assets for pension plans with an ABO in excess of plan assets and for pension plans with a PBO in excess of plan assets (in millions):

	2007	2006
Information for plans with an ABO in excess of plan assets:
PBO	$292	$853
ABO	259	802
Fair value of plan assets	90	622

Information for plans with a PBO in excess of plan assets:
PBO	$2,359	$2,451
ABO	2,039	2,161
Fair value of plan assets	2,060	2,033

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Funded Status

The following table summarizes the funded status of our plans as of our measurement date and the amounts recognized in our Consolidated Balance Sheets (in millions):

	Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006
Funded status:
PBO	$(3,381)	$(3,063)	$(354)	$(422)
Fair value of plan assets	3,190	2,656	—	—
Fourth quarter contributions	24	18	—	—

Net funded status	(167)	(389)	(354)	(422)

Funded status – overfunded	122	26	—	—
Funded status – underfunded	$(289)	$(415)	$(354)	$(422)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$122	$26	$—	$—
Current liabilities	(9)	(9)	(21)	(22)
Noncurrent liabilities	(280)	(406)	(333)	(400)

Net amounts recognized	$(167)	$(389)	$(354)	$(422)

The ABO for our pension plans as of the measurement dates in 2007 and 2006 was $2.9 billion and $2.6 billion, respectively.

Accumulated Other Comprehensive Income

The following table summarizes the amounts recorded in accumulated other comprehensive income, which have not yet been recognized as a component of net periodic benefit cost (pretax; in millions):

	Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006
Amounts in accumulated other comprehensive income:
Prior service cost (credits)	$41	$33	$(70)	$(69)
Net losses	552	727	19	99

Amounts in accumulated other comprehensive income	$593	$760	$(51)	$30

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the changes in accumulated other comprehensive income for the year ended December 31, 2007 related to our pension and postretirement plans (pretax; in millions):

	Pension Plans	Other Postretirement Plans
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$760	$30
Prior service (cost) credit recognized during the year	(3)	13
Net losses recognized during the year	(57)	(4)
Prior service cost (credit) occurring during the year	9	(13)
Net gains occurring during the year	(139)	(77)

Net adjustments to accumulated other comprehensive income	(190)	(81)
Currency exchange rate changes	23	—

Accumulated other comprehensive income at end of plan year	$593	$(51)

The following table summarizes the amounts in accumulated other comprehensive income expected to be amortized and recognized as a component of net periodic benefit cost in 2008 (pretax; in millions):

	Pension Plans	Other Postretirement Plans
Amortization of prior service cost (credit)	$4	$(14)
Amortization of net losses	41	—

Total amortization expense	$45	$(14)

Pension Plan Assets

Pension assets of our North American and Great Britain plans represent approximately 96 percent of our total pension plan assets. The following table summarizes the pension plan asset allocations of those assets as of the measurement date and the expected long-term rates of return by asset category:

	Weighted Average Allocation			Weighted Average Expected Long- Term Rate of Return
	Target	Actual
Asset Category	2007	2007	2006
Equity securities	60%	65%	66%	8.8%
Fixed income securities	21	19	19	5.3
Real estate	7	5	4	8.0
Other(A)	12	11	11	10.0

Total	100%	100%	100%	8.1%

(A)	The other category consists of investments in hedge funds, private equity funds, and timber funds.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

We have established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rates of return are based on a January 2008 review of such rates.

Our fixed-income securities portfolio is invested primarily in commingled funds and is generally managed for overall return expectations rather than matching duration against plan liabilities. As such, debt maturities are not significant to the plan performance.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension and other postretirement benefit plans for the years ended December 31, 2007 and 2006, as well as our projected contributions for the year ending December 31, 2008 (in millions):

	Actual		Projected(A)
	2007	2006	2008
Pension – U.S.	$108	$137	$82
Pension – non-U.S.	103	77	61
Other Postretirement	23	21	22

Total contributions	$234	$235	$165

(A)	These amounts represent only company-paid contributions and are unaudited.

We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country. At January 1, 2007, the date of the most recent actuarial valuation, all U.S. funded defined benefit pension plans reflected current liability funded status equal to or greater than 97 percent.

Benefit Plan Payments

Benefit payments are primarily made from funded benefit plan trusts and current assets. The following table summarizes our expected future benefit payments as of December 31, 2007 (in millions):

Years Ending December 31,	Pension Benefit Plan Payments(A)	Other Postretirement Benefit Plan Payments(A)
2008	$121	$22
2009	124	22
2010	131	23
2011	141	24
2012	153	25
2013 – 2017	986	133

(A)	These amounts represent only company-funded payments and are unaudited.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Defined Contribution Plans

We sponsor qualified defined contribution plans covering substantially all employees in the U.S., France, Canada, and certain employees in Great Britain and the Netherlands. Our contributions to these plans totaled $23 million, $24 million, and $23 million in 2007, 2006, and 2005, respectively. Under our primary plan in the U.S., we matched 25 percent in 2007, 2006, and 2005 of participants’ voluntary contributions up to a maximum of 7 percent of the participants’ contributions.

Multi-Employer Pension Plans

We participate in various multi-employer pension plans in the U.S. Pension expense for multi-employer plans totaled $37 million in 2007 and 2006, respectively, and $36 million in 2005.

Note 10

INCOME TAXES

The following table summarizes our income (loss) before income taxes for the years ended December 31, 2007, 2006, and 2005 (in millions):

	2007	2006	2005
U.S.(A)	$281	$(2,186)	$288
Non–U.S.(A)	560	68	502

Income (loss) before income taxes	$841	$(2,118)	$790

(A)

Our 2006 U.S. and non-U.S. income (loss) before income taxes included a noncash franchise impairment charge of $2,538 million and $384 million, respectively. For additional information about the noncash franchise impairment charge, refer to Note 1.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision (benefit) represents the change in deferred tax liabilities and assets and, for business combinations, the change in tax liabilities and assets since the date of acquisition. The following table summarizes the significant components of our income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005 (in millions):

	2007	2006	2005
Current:
U.S.:
Federal	$6	$(7)	$36
State and local	13	13	9
European and Canadian	93	92	153

Total current	112	98	198

Deferred:
U.S.:
Federal(A)	100	(766)	171
State and local(A)	2	(102)	(6)
European and Canadian(A)	15	(125)	(47)
Rate changes(B)	(99)	(80)	(40)

Total deferred	18	(1,073)	78

Income tax expense (benefit)	$130	$(975)	$276

(A)

Our 2006 U.S. federal, U.S. state and local, and European and Canadian amounts included an income tax benefit of $888 million, $99 million, and $122 million, respectively, related to the $2.9 billion noncash franchise impairment charge recorded during 2006. These income tax benefits did not impact our current or future cash taxes. For additional information about the noncash franchise impairment charge, refer to Note 1.

(B)

In July 2007, the United Kingdom enacted a tax rate change that will reduce the tax rate in the United Kingdom by 2 percentage points effective April 1, 2008. As a result, we recorded a deferred tax benefit of $67 million during 2007 to adjust our deferred taxes.

Our effective tax rate was a provision of 15 percent, a benefit of 46 percent, and a provision of 35 percent for the years ended December 31, 2007, 2006, and 2005, respectively. The following table provides a reconciliation of our income tax expense (benefit) at the statutory U.S. federal rate to our actual income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005 (in millions):

	2007	2006	2005
U.S. federal statutory expense (benefit)	$294	$(741)	$276
U.S. state expense (benefit), net of federal benefit	8	(85)	7
Taxation of European and Canadian operations, net	(94)	(74)	(73)
Rate and law change benefit, net	(99)	(80)	(40)
Repatriation of non-U.S. earnings	—	—	128
Valuation allowance provision	8	4	(3)
Nondeductible items	13	14	12
Revaluation of income tax obligations	—	(16)	(33)
Other, net	—	3	2

Income tax expense (benefit)	$130	$(975)	$276

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
Netherlands and Canada	2002 - forward
Luxembourg	2003 - forward
U.S. state and local(A)	2003 - forward
U.S. federal(A)	2004 - forward
Belgium, France, and United Kingdom	2005 - forward

(A)

For U.S. federal and state tax purposes, our net operating loss and tax credit carryforwards that were generated between the years 1991 and 2001 are exposed to adjustment until the year in which they are actually utilized is no longer subject to examination.

Our non-U.S. subsidiaries had $316 million in cumulative undistributed earnings as of December 31, 2007. These earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

In December 2005, we repatriated a total of $1.6 billion in previously undistributed non-U.S. earnings and basis under the unique provisions of the American Jobs Creation Act of 2004 (“Tax Act”). The Tax Act contained, among other things, a repatriation provision that provided a special, one-time tax deduction of 85 percent of certain non-U.S. earnings that were repatriated prior to December 31, 2005 if certain criteria were met. The total income tax provision associated with the repatriation was $128 million.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2007 and 2006 (in millions):

	2007	2006
Deferred tax liabilities:
Franchise license and other intangible assets	$3,989	$3,956
Property, plant, and equipment	656	681

Total deferred tax liabilities	4,645	4,637

Deferred tax assets:
Net operating loss and other carryforwards	(130)	(185)
Employee and retiree benefit accruals	(430)	(486)
Alternative minimum tax and other credits	(93)	(81)
Deferred cash receipts	(61)	(94)
Other, net	(57)	(77)

Total deferred tax assets	(771)	(923)
Valuation allowances on deferred tax assets	110	113

Net deferred tax liabilities	3,984	3,827
Current deferred income tax assets	206	230

Long-term deferred income tax liabilities	$4,190	$4,057

We recognize valuation allowances on deferred tax assets reported if, based on the weight of the evidence, we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We believe the majority of our deferred tax assets will be realized because of the reversal of certain significant taxable temporary differences and anticipated future taxable income from operations.

As of December 31, 2007 and 2006, we had valuation allowances of $110 million and $113 million, respectively. The net decrease in our valuation allowance in 2007 was primarily due to (1) the release of net operating losses and credits upon utilization and expiration, and (2) modifications as a result of U.S. state law changes. These items were offset partially by increases resulting from the generation of U.S. state net operating losses and U.S. state income tax credits. Included in our valuation allowances as of December 31, 2007 and 2006 was $1 million for net operating loss carryforwards of acquired companies.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2007 we had U.S. federal tax operating loss carryforwards totaling $50 million. These carryforwards are available to offset future taxable income until they expire in 2024. We also had U.S. state operating loss carryforwards totaling $1.5 billion, which expire at varying dates through 2027 and non-U.S. loss carryforwards totaling $168 million, the majority of which do not expire. The following table summarizes the estimated amount of our U.S. state tax operating loss carryforwards that expire each year (in millions):

Years Ending December 31,	U.S. State
2008	$130
2009	99
2010	97
2011	64
2012	75
Thereafter	985

Total tax operating loss carryforwards	$1,450

Note 11

SHARE-BASED COMPENSATION PLANS

We maintain share-based compensation plans that provide for the granting of non-qualified share options and restricted shares (units), some with market or performance conditions, to certain executive and management level employees. We believe that these awards better align the interests of our employees with the interests of our shareowners. As of December 31, 2007, we had approximately 25 million shares available for future grant that may be used to grant share options and/or restricted shares (units).

During the years ended December 31, 2007 and 2006, we recorded $44 million and $63 million in compensation expense related to our share-based payment awards. The year-over-year decrease in our compensation expense was due to (1) a higher estimated forfeiture rate, which was increased to reflect a greater number of forfeitures associated with our restructuring activities, and (2) changes in the timing of our annual grant. Our share-based compensation expense for the year ended December 31, 2006 also included $4 million related to the modification of certain awards in connection with our restructuring activities (refer to Note 16).

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Prior to adopting SFAS 123R, we accounted for our share-based payment awards using the intrinsic value method of APB 25 and related interpretations. Under APB 25, we did not record compensation expense for employee share options, unless the awards were modified, because our share options were granted with exercise prices equal to or greater than the fair value of our stock on the date of grant. The following table illustrates the effect on reported net income and net income per share applicable to common shareowners for the year ended December 31, 2005, had we accounted for our share-based compensation plans using the fair value method of SFAS 123 (in millions, except per share data):

2005
Net income, as reported	$514
Add: Total share-based employee compensation expense included in net income, net of tax	19
Less: Total share-based employee compensation expense determined under the fair value method for all awards, net of tax	(52)

Net income, proforma	$481

Net income per share:
Basic – as reported	$1.09

Basic – proforma	$1.02

Diluted – as reported	$1.08

Diluted – proforma	$1.01

Share Options

Our share options (1) are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant; (2) generally vest ratably over a period of 36 months; and (3) expire 10 years from the date of grant. During the year ended December 31, 2006, 0.9 million of the share options that were granted contained market conditions that require our share price to increase for a defined period 25 percent for one-half of the award to vest and 50 percent for the other one-half of the award to vest. Generally, when options are exercised we issue new shares, rather than issuing treasury shares.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the share options granted during the years ended December 31, 2007, 2006, and 2005:

Grant-Date Fair Value	2007	2006	2005
Share options with service conditions	$9.44	$8.77	$7.61
Share options with service and market conditions	n/a	7.84	n/a

Assumptions
Dividend yield(A)	1.0%	1.2%	0.7%
Expected volatility(B)	30.0%	32.7%	30.0%
Risk-free interest rate(C)	4.3%	4.9%	3.9%
Expected life(D)	7.3 years	7.4 years	6.0 years

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

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

The following table summarizes our share option activity during the years ended December 31, 2007, 2006, and 2005 (shares in thousands):

	2007		2006		2005
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	49,066	$24.69	54,427	$25.04	56,013	$25.09
Granted	2,500	25.66	3,627	21.47	2,709	22.31
Exercised(A)	(6,457)	19.24	(4,207)	17.25	(2,644)	15.18
Forfeited or expired	(2,034)	32.93	(4,781)	32.83	(1,651)	37.90

Outstanding at end of year	43,075	25.17	49,066	24.69	54,427	25.04

Options exercisable at end of year	36,241	25.12	40,766	24.80	44,023	25.23

(A)	The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005 was $29 million, $14 million, and $17 million, respectively.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes our options outstanding and our options exercisable as of December 31, 2007 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$16.01 to $20.00	10,725	3.17	$17.59	10,725	3.17	$17.59
20.01 to 24.00	20,174	5.71	22.32	16,954	5.25	22.41
24.01 to 28.00	5,016	6.14	26.19	2,535	2.53	26.67
28.01 to 32.00	1,296	2.41	31.21	1,296	2.41	31.21
Over 32.01	5,864	0.61	46.66	4,731	0.51	49.42

	43,075	4.33	25.17	36,241	3.72	25.12

(A)	As of December 31, 2007, the aggregate intrinsic value of options outstanding and options exercisable was $167 million and $153 million, respectively.

As of December 31, 2007, we had approximately $36 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of 2.1 years.

Restricted Shares (Units)

Our restricted shares (units) generally vest upon continued employment for a period of at least 42 months and the attainment of certain share price or performance targets. Certain of our restricted shares (units) expire five years from the date of grant if the share price or performance targets have not been met. Our restricted share awards entitle the participant to full dividends and voting rights. Our restricted share unit awards entitle the participant to hypothetical dividends (which vest, in some cases, only if the restricted share units vest), but not voting rights. Unvested restricted shares (units) are restricted as to disposition and subject to forfeiture.

During the years ended December 31, 2007, 2006, and 2005, we granted 1.4 million, 2.4 million, and 2.0 million restricted shares (units), respectively. Approximately 1.2 million of the restricted shares (units) granted in 2007 were performance share units for which the ultimate number of shares earned will be determined at the end of a three-year performance period. These performance share units are subject to the performance criteria of compounded annual growth in net income per share over the performance period, as adjusted for certain items detailed in the plan document. The purpose of the adjustments is to ensure a consistent year-over-year comparison of the specified performance criteria.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the restricted shares (units) granted during the years ended December 31, 2007, 2006, and 2005:

Grant-date fair value	2007	2006	2005(A)
Restricted shares (units) with service conditions	$23.55	$20.55	$21.45
Restricted shares (units) with service and market conditions	20.13	18.71	22.31
Restricted shares (units) with service and performance conditions	25.81	n/a	n/a

Assumptions
Dividend yield(B)	1.0%	1.1%	n/a
Expected volatility(C)	30.0%	33.6%	n/a
Risk-free interest rate(D)	4.3%	5.1%	n/a

(A)

Under APB 25 and related interpretations, the grant-date fair value of restricted shares (units) equaled the intrinsic value on the date of grant. Prior to 2006, all restricted shares (units) that were granted with market conditions allowed an indefinite period of time for the share price target to be achieved, so long as the grantee remained an employee. As such, the grant-date fair value was not discounted.

(B)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

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

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes our restricted share (unit) award activity during the years ended December 31, 2007, 2006, and 2005 (shares in thousands):

	Restricted Shares	Weighted Average Grant- Date Fair Value	Restricted Share Units	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2004	3,345	$20.57	199	$22.04
Granted	1,728	22.31	247	22.31
Vested(A)	(895)	20.49	(100)	22.26
Forfeited	(54)	22.44	(1)	22.31
Transferred	(201)	20.82	201	20.82

Outstanding at December 31, 2005	3,923	21.31	546	21.67
Granted	1,464	18.70	946	18.95
Vested(A)	(601)	18.04	(8)	16.25
Forfeited	(130)	21.70	(21)	21.95

Outstanding at December 31, 2006	4,656	20.92	1,463	19.73
Granted	40	20.42	1,386	25.24
Vested(A)	(631)	21.37	(38)	20.59
Forfeited	(253)	20.48	(62)	20.45

Outstanding at December 31, 2007(B)(C)	3,812	20.84	2,749	22.48

(A)	The total fair value of restricted shares (units) that vested during the years ended December 31, 2007, 2006, and 2005 was $14 million, $12 million, and $20 million, respectively.

(B)

The minimum, target, and maximum award for the performance share units outstanding as of December 31, 2007 was 0.6 million, 1.2 million, and 2.4 million, respectively. The target award is included in the preceding table.

(C)

As of December 31, 2007, approximately 4.5 million of our outstanding restricted shares (units) contained market conditions, of which approximately 2.4 million had not yet satisfied their condition (weighted average target price of $27.17).

As of December 31, 2007, we had approximately $94 million in total unrecognized compensation expense related to our restricted share (unit) awards. We expect to recognize this compensation cost over a weighted average period of 2.9 years.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 12

NET INCOME (LOSS) PER SHARE

The following table summarizes our basic and diluted net income (loss) per share calculations for the years ended December 31, 2007, 2006, and 2005 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	2007	2006	2005
Net income (loss)	$711	$(1,143)	$514

Basic weighted average common shares outstanding(A)	481	475	471
Effect of dilutive securities(B)	7	—	5

Diluted weighted average common shares outstanding(A)	488	475	476

Basic net income (loss) per share	$1.48	$(2.41)	$1.09

Diluted net income (loss) per share	$1.46	$(2.41)	$1.08

(A)

At December 31, 2007, 2006, and 2005, we were obligated to issue, for no additional consideration, 1.3 million, 2.8 million, and 3.3 million common shares, respectively, under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted net income (loss) per share for each year presented.

(B)

For the years ended December 31, 2007 and 2005, outstanding options to purchase 21 million and 32 million common shares, respectively, were excluded from the diluted net income per share calculation because the exercise price of the options was greater than the average price of our common stock. The dilutive impact of the remaining options outstanding in these years was included in the effect of dilutive securities. For the year ended December 31, 2006, all outstanding options to purchase common shares were excluded from the calculation of diluted loss per share because their effect on our loss per common share was antidilutive.

We paid a quarterly dividend of $0.06 during 2007 and 2006 and $0.04 during 2005. Dividends are declared at the discretion of our Board of Directors. In February 2008, we increased our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 13

ACCUMULATED OTHER COMPREHENSIVE INCOME

Comprehensive income (loss) is comprised of net income (loss) and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension and other benefit liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested (refer to Note 10). The following table summarizes our accumulated other comprehensive income activity for the years ended December 31, 2007, 2006, and 2005 (in millions):

	Currency Translations	Net Investment Hedges	Pension and Other Benefit Liability Adjustments(A)	Other Adjustments, Net	Total
Balance, December 31, 2004	$684	$29	$(324)	$1	$390
2005 Pretax activity	(303)	86	37	(4)	(184)
2005 Tax effect	—	(32)	(14)	2	(44)

Balance, December 31, 2005	381	83	(301)	(1)	162
2006 Pretax activity	211	(44)	(309)	17	(125)
2006 Tax effect	—	16	96	(6)	106

Balance, December 31, 2006	592	55	(514)	10	143
2007 Pretax activity	296	(46)	271	(5)	516
2007 Tax effect	—	18	(122)	2	(102)

Balance, December 31, 2007	$888	$27	$(365)	$7	$557

(A)	The 2006 activity includes the impact of adopting SFAS 158.

During 2005, we recorded a $7 million loss ($4 million net of tax) on our investment in certain marketable equity securities, after concluding that the unrealized loss on our investment was other- than-temporary. As of December 31, 2007, the gross unrealized gain related to this investment was approximately $6 million. The aggregate fair value of this investment was approximately $34 million and $47 million at December 31, 2007 and 2006, respectively.

Refer to Note 9 for additional information about our pension and other benefit liability adjustments and Note 5 for additional information about our net investment hedges.

Note 14

SHARE REPURCHASE PROGRAM

Under the 1996 and 2000 share repurchase programs, we are authorized to repurchase up to 60 million shares, of which we have repurchased a total of 27 million shares. We can repurchase shares in the open market and in privately negotiated transactions. There were no share repurchases under these programs in 2007, 2006, and 2005. During 2008, we plan to resume our share repurchase program. At this point, we are still in the process of determining the amount and timing of our potential share repurchases.

We consider market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

Note 15

OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 11 percent of our 2007 net operating revenues. No single customer accounted for more than 10 percent of our 2007 net operating revenues in Europe.

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

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes selected financial information related to our operating segments for the years ended December 31, 2007, 2006, and 2005 (in millions):

	North America(A)	Europe(B)	Corporate	Consolidated
2007
Net operating revenues	$14,690	$6,246	$—	$20,936
Operating income(C)	1,129	810	(469)	1,470
Interest expense, net(D)	—	—	629	629
Depreciation and amortization	718	287	62	1,067
Long-lived assets	13,205	6,239	510	19,954
Capital asset investments	573	290	75	938
2006
Net operating revenues	$14,221	$5,583	$—	$19,804
Operating (loss) income(E)	(1,711)	718	(502)	(1,495)
Interest expense, net	—	—	633	633
Depreciation and amortization	699	250	63	1,012
Long-lived assets	13,209	5,875	480	19,564
Capital asset investments	568	232	82	882
2005
Net operating revenues	$13,492	$5,251	$—	$18,743
Operating income(F)	1,175	730	(474)	1,431
Interest expense, net(G)	—	—	633	633
Depreciation and amortization	725	268	51	1,044
Capital asset investments	524	262	116	902

(A)

Canada contributed approximately 10 percent of North America’s net operating revenues during 2007 and 9 percent during 2006 and 2005. At December 31, 2007 and 2006, Canada’s long-lived assets represented approximately 13 percent of North America’s long-lived assets, respectively.

(B)	Great Britain contributed approximately 44 percent, 45 percent, and 46 percent of Europe’s net operating revenues during 2007, 2006, and 2005, respectively.

(C)

In 2007, our operating income in North America, Europe, and Corporate included restructuring charges totaling $95 million, $9 million, and $17 million, respectively. Our operating income in North America also included a $20 million gain related to the sale of land in Newark, New Jersey, and our Corporate operating income included $8 million related to a legal settlement accrual reversal.

(D)

In 2007, our interest expense, net included a $12 million loss related to the repurchase of certain zero coupon notes and a $5 million gain related to the interest portion of a legal settlement accrual reversal.

(E)

In 2006, our operating income in North America, Europe, and Corporate included restructuring charges totaling $16 million, $40 million, and $10 million, respectively. Our operating income in North America also included a $2.9 billion noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value. Our Corporate operating income included a $35 million increase in compensation expense related to the adoption of SFAS 123R on January 1, 2006 and expenses totaling $14 million related to the settlement of litigation. For additional information about the noncash franchise impairment charge, the adoption of SFAS 123R, and our restructuring activities, refer to Notes 1, 11, and 16, respectively.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

(F)

In 2005, our operating income in North America, Europe, and Corporate included restructuring charges totaling $40 million, $5 million, and $35 million, respectively. Our operating income in North America also included a reduction in our cost of sales from the receipt of $53 million in proceeds related to the settlement of litigation against suppliers of HFCS, and a $28 million charge for asset write-offs associated with damage caused by Hurricanes Katrina, Rita, and Wilma.

(G)	In 2005, our interest expense, net included an $8 million net loss resulting from the early extinguishment of certain debt obligations in conjunction with the repatriation of non-U.S. earnings.

Note 16

RESTRUCTURING ACTIVITIES

The following table summarizes the total restructuring costs incurred, by operating segment, for the years ended December 31, 2007, 2006, and 2005 (in millions):

	2007	2006	2005
North America	$95	$16	$40
Europe	9	40	5
Corporate	17	10	35

Consolidated	$121	$66	$80

2007 Program

During the year ended December 31, 2007, we recorded restructuring charges totaling $121 million. These charges, included in SD&A expenses, were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American, European, and Corporate operations. Through this restructuring program we will (1) enhance standardization in our operating structure and business practices; (2) create a more efficient supply chain and order fulfillment structure; (3) improve customer service in North America through the implementation of a new selling system for smaller customers; and (4) streamline and reduce the cost structure of back office functions in the areas of accounting, human resources and information technology. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $180 million. We expect to be substantially complete with these restructuring activities by the end of 2009 and expect a net job reduction of approximately 5 percent of our total workforce, or approximately 3,500 positions.

The following table summarizes these restructuring activities for the year ended December 31, 2007 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2006	$—	$—	$—
Provision	78	43	121
Cash payments	(42)	(35)	(77)
Noncash	—	(1)	(1)

Balance at December 31, 2007	$36	$7	$43

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

2005 and 2006 Programs

During the years ended December 31, 2006 and 2005, we recorded restructuring charges totaling $66 million and $80 million, respectively. These charges, included in SD&A expenses, were primarily related to (1) the reorganization of certain aspects of our operations in Europe; (2) workforce reductions associated with the reorganization of our North American operations into six U.S. business units and Canada; and (3) changes in our executive management. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front line employees and our customers; and (3) is providing long-term cost savings through improved administrative and operating efficiencies. Similarly, the reorganization of certain aspects of our operations in Europe has helped improve operating effectiveness and efficiency while enabling our front line employees to better meet the needs of our customers.

The following table summarizes these restructuring activities for the years ended December 31, 2007, 2006, and 2005 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2004	$—	$—	$—
Provision	61	19	80
Cash payments	(18)	(19)	(37)
Noncash	(10)	—	(10)

Balance at December 31, 2005	33	—	33
Provision	45	21	66
Cash payments	(41)	(14)	(55)
Noncash	(4)	—	(4)

Balance at December 31, 2006	33	7	40
Cash payments	(18)	(5)	(23)

Balance at December 31, 2007	$15	$2	$17

Severance Plans

During 2007, we executed two severance plans that cover all of our U.S. employees. These plans provide predefined postemployment benefits upon a qualified termination. It is not practicable for us to reasonably estimate the amount of our obligation for postemployment benefits under these plans, except for those costs accrued as part of our ongoing restructuring activities. As such, we have not recorded a liability for benefits outside the scope of our restructuring activities in our Consolidated Financial Statements.

Note 17

OTHER EVENTS AND TRANSACTIONS

Bravo! Brands

In July 2007, we terminated our master distribution agreement (“MDA”) with Bravo! Brands (“Bravo”), a producer and distributor of branded, shelf-stable, flavored milk products. The MDA commenced on October 31, 2005 and was scheduled to continue through August 15, 2015. In

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

conjunction with the execution of the MDA, we received from Bravo a warrant to purchase up to 30 million shares of Bravo common stock at $0.36 per share. The estimated fair value of the warrant on the date received was approximately $14 million. We attributed the value of the warrant received to the MDA and were recognizing the amount on a straight-line basis as a reduction to cost of sales over the term of the MDA. The warrant, which was written-off to other nonoperating expense during the first quarter of 2007, was canceled in connection with the termination of the MDA. As a result, we recognized the remaining deferred amount of $12 million in other nonoperating income on our Consolidated Statement of Operations during the third quarter of 2007.

Waste Electrical and Electronic Equipment

During the year ended December 31, 2007, we recorded charges totaling $12 million in depreciation expense related to certain obligations associated with the member states’ adoption of the European Union’s (“EU”) Directive on Waste Electrical and Electronic Equipment (“WEEE”). Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

Central Acquisition

On February 28, 2006, we acquired the bottling operations of Central Coca-Cola Bottling Company, Inc. (“Central”) for a total purchase price of $106 million (net of cash acquired). The acquisition of Central, which operates in parts of Virginia, West Virginia, Pennsylvania, Maryland, and Ohio, improved our customer and supply chain alignment in the U.S. Based upon our final purchase price allocation, we have assigned a value of $6 million to customer relationships, $81 million to franchise license rights, and $29 million to non-deductible goodwill. The value of the customer relationships is being amortized over a period of 15 years. We have assigned an indefinite life to the franchise license rights, since our U.S. cola franchise license agreements with TCCC do not expire and our U.S. non-cola franchise license agreements with TCCC can be renewed for additional terms with minimal cost. In connection with this acquisition, we recorded a liability as of the acquisition date totaling $1 million for costs associated with the severance and relocation of certain Central employees and the elimination of duplicate facilities. The operating results of Central have been included in our Consolidated Statements of Operations since the date of acquisition. This acquisition did not have a material impact on our Consolidated Financial Statements.

Hurricanes

During the latter part of 2005, Hurricanes Katrina, Rita, and Wilma negatively impacted our operations throughout the areas affected by the hurricanes. We sustained damage to several of our production and distribution facilities and had large quantities of cold drink equipment and inventory damaged or destroyed. We also experienced increased costs in the aftermath of the hurricanes, including higher fuel prices, nonproductive labor expenses, outsourced services, and extra storage space. As a result of these hurricanes, we recorded charges totaling $28 million during 2005, primarily related to (1) the write-off of damaged or destroyed fixed assets; (2) the estimated costs to retrieve and dispose of nonusable cold drink equipment; and (3) the loss of inventory. Approximately $26 million of the charges were included in SD&A, and the remainder was recorded in cost of sales.

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Note 18

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our quarterly financial information for the years ended December 31, 2007 and 2006 (in millions, except per share data):

2007	First(A)	Second(B)	Third(C)	Fourth(D)	Fiscal Year
Net operating revenues	$4,567	$5,665	$5,405	$5,299	$20,936

Gross profit(E)	1,752	2,166	2,063	2,000	7,981

Operating income	191	520	450	309	1,470

Net income	15	270	268	158	711

Basic net income per share(F)	$0.03	$0.56	$0.56	$0.33	$1.48

Diluted net income per share(F)	$0.03	$0.56	$0.55	$0.32	$1.46

2006	First(A)	Second(B)	Third(C)	Fourth(D)	Fiscal Year
Net operating revenues	$4,333	$5,467	$5,218	$4,786	$19,804

Gross profit(E)	1,717	2,155	2,017	1,848	7,737

Operating income	176	539	448	(2,658)	(1,495)

Net income (loss)	16	339	213	(1,711)	(1,143)

Basic net income (loss) per share(F)	$0.03	$0.71	$0.45	$(3.59)	$(2.41)

Diluted net income (loss) per share(F)	$0.03	$0.71	$0.44	$(3.59)	$(2.41)

(A)

Net income in the first quarter of 2007 included a $26 million ($18 million net of tax, or $0.04 per diluted common share) charge for restructuring activities, primarily in North America, and a $14 million ($10 million net of tax, or $0.02 per diluted common share) loss to write-off the value of Bravo warrants.

Net income in the first quarter of 2006 included a $39 million ($26 million net of tax, or $0.06 per diluted common share) charge for restructuring activities, primarily in Europe, and an $8 million ($5 million net of tax, or $0.01 per diluted common share) increase in compensation expense as a result of adopting SFAS 123R.

(B)

Net income in the second quarter of 2007 included (1) a $35 million ($21 million net of tax, or $0.04 per diluted common share) charge for restructuring activities, primarily in North America; (2) a $13 million ($8 million net of tax, or $0.02 per diluted common share) benefit from a legal settlement accrual reversal; (3) a $5 million ($3 million net of tax, or $0.01 per diluted common share) loss on the extinguishment of debt; and (4) a $5 million ($0.01 per diluted common share) benefit from U.S. state tax rate changes.

Net income in the second quarter of 2006 included (1) an $8 million ($5 million net of tax, or $0.01 per diluted common share) charge for restructuring activities, primarily in Europe; (2) a $9 million ($6 million net of tax, or $0.01 per diluted common share) increase in compensation expense as a result of adopting SFAS 123R; and (3) a $71 million ($0.15 per diluted common share) tax benefit from U.S. state tax law changes and Canadian federal and provincial tax rate changes.

(C)

Net income in the third quarter of 2007 included (1) a $28 million ($18 million net of tax, or $0.04 per diluted common share) charge for restructuring activities, primarily in North America; (2) a $20 million ($14 million net of tax, or $0.03 per diluted common share) gain on the sale of land in

Coca-Cola Enterprises Inc.

Notes to Consolidated Financial Statements—(Continued)

Newark, New Jersey; (3) a $12 million ($8 million net of tax, or $0.02 per diluted common share) gain on the termination of the Bravo MDA; and (4) a $51 million ($0.10 per diluted common share) net benefit from United Kingdom and U.S. state tax rate changes.

Net income in the third quarter of 2006 included a $5 million ($3 million net of tax, or $0.01 per diluted common share) charge for restructuring activities, primarily in Europe, and a $9 million ($6 million net of tax, or $0.01 per diluted common share) increase in compensation expense as a result of adopting SFAS 123R.

(D)

Net income in the fourth quarter of 2007 included (1) a $32 million ($22 million net of tax, or $0.05 per diluted common share) charge for restructuring activities, primarily in North America; (2) a $7 million ($5 million net of tax, or $0.01 per diluted common share) loss on the extinguishment of debt; and (3) a $43 million ($0.09 per diluted common share) net benefit from U.S. state and Canadian tax rate changes.

Net income in the fourth quarter of 2006 included (1) a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated value; (2) a $14 million ($10 million net of tax, or $0.02 per common share) charge for restructuring activities, primarily in Europe; (3) a $9 million ($5 million net of tax, or $0.01 per common share) increase in compensation expense as a result of adopting SFAS 123R; (4) a $14 million ($8 million net of tax, or $0.02 per common share) expense related to the settlement of litigation; and (5) a $24 million ($0.05 per common share) tax benefit from U.S. state tax law changes, Canadian federal and provincial tax rate changes, and for the revaluation of various income tax obligations.

(E)

Certain prior quarter amounts impacting gross profit have been reclassified to conform to our current quarter presentation. For the first, second, and third quarters of 2007, we have reclassified $20 million, $22 million, and $22 million, respectively, and for the first, second, third, and fourth quarters of 2006, we have reclassified $20 million, $21 million, $20 million, and $20 million, respectively, of costs attributable to service revenues for cold drink equipment maintenance from selling, delivery, and administrative expenses to cost of sales. Refer to Note 1.

(F)

Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted net income (loss) per share reported for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A report of management on our internal control over financial reporting as of December 31, 2007 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in “Item 8 — Financial Statements and Supplementary Data” in this report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

I TEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is in our 2008 Proxy Statement under the heading “Governance of the Company — Current Board of Directors and Nominees for Election” and is incorporated into this report by reference.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than 10 percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2008 Proxy Statement under the heading “Security Ownership of Directors and Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” and information about the Audit Committee and the Audit Committee Financial Expert is in our 2008 Proxy Statement under the heading “Governance of the Company — Committees of the Board — Audit Committee,” all of which is incorporated into this report by reference.

The information required by this item concerning our executive officers is contained in this report in “Item 4A — Executive Officers of the Registrant.”

We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer, and our other executive officers. Our code satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the code is posted on our website, http://www.cokecce.com, under “Corporate Governance.” If we amend the code or grant any waivers under the code that are applicable to our chief executive officer, our chief financial officer, or our chief accounting officer and that relates to any element of the SEC’s definition of a code of ethics, which we do not anticipate doing, we will promptly post that amendment or waiver on our website.

I TEM 11.	EXECUTIVE COMPENSATION

Information about director compensation is in our 2008 Proxy Statement under the heading “Governance of the Company — Director Compensation,” and information about executive compensation is in our 2008 Proxy Statement under the heading “Executive Compensation,” all of which is incorporated into this report by reference.

I TEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in our 2008 Proxy Statement under the heading “Equity Compensation Plan Information,” and information about ownership of our common stock by certain persons is in our 2008 Proxy Statement under the headings “Principal Shareowners” and “Security Ownership of Directors and Officers,” all of which is incorporated into this report by reference.

I TEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain transactions between us, TCCC and its affiliates, and certain other persons is in our 2008 Proxy Statement under the heading “Certain Relationships and Related Transactions and Governance of the Company” and is incorporated into this report by reference.

I TEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees and services provided to us by Ernst & Young LLP is in our 2008 Proxy Statement under the heading “Matters that May be Brought before the Annual Meeting — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.    The following documents are filed as a part of this report:

Report of Management.

Report of Independent Registered Public Accounting Firm on Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Consolidated Statements of Operations — Years Ended December 31, 2007, 2006, and 2005.

Consolidated Balance Sheets — December 31, 2007 and 2006.

Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006, and 2005.

Consolidated Statements of Shareowners’ Equity — Years Ended December 31, 2007, 2006, and 2005.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules.    The following financial statement schedule is included immediately following the signature page of this report:

Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006, and 2005

All other schedules for which provision is made in the applicable accounting regulations of the SEC been omitted, either because they are not required under the related instructions or because they are not applicable.

(3) Exhibits.

Exhibit Number	Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the
file numbers noted wherever such statements
are identified in the exhibit listing.

3.1	Restated Certificate of Incorporation of Coca-Cola Enterprises (restated as of April 15, 1992) as amended by Certificate of Amendment dated April 21, 1997 and by Certificate of Amendment dated April 26, 2000.	Exhibit 3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

3.2	Bylaws of Coca-Cola Enterprises, as amended through December 11, 2007.	Filed herewith.

4.1	Indenture dated as of July 30, 1991, together with the First Supplemental Indenture thereto dated January 29, 1992, between Coca-Cola Enterprises and The Chase Manhattan Bank, formerly known as Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), as Trustee, with regard to certain unsecured and unfunded debt securities of Coca-Cola Enterprises, and forms of notes and debentures issued thereunder.	Exhibit 4.1 to our Current Report on Form 8-K (Date of Report: July 30, 1991); Exhibits 4.01 and 4.02 to our Current Report on Form 8-K (Date of Report: January 29, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 15, 1993); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: May 12, 1995); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 25, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 3, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: November 15, 1996); Exhibit 4.3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: December 2, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 6, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: May 13, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 18, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 28, 1998); Exhibit 4.01 to our Current Report on Form 8-K/A (Date of Report: September 16, 1999); Exhibit 4.02 to our Current Report on Form 8-K (Date of Report: August 9, 2001); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 9, 2002); Exhibit 4.02 to our Current Report on Form 8-K (Date of Report: September 29, 2003).

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the
file numbers noted wherever such statements
are identified in the exhibit listing.

4.2		Instrument of Resignation of Resigning Trustee, Appointment of Successor Trustee and Acceptance among Coca-Cola Enterprises, JPMorgan Chase Bank, and Deutsche Bank Trust Company Association, dated as of December 1, 2006.	Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

4.3		Medium-Term Notes Issuing and Paying Agency Agreement dated as of October 24, 1994, between Coca-Cola Enterprises and The Chase Manhattan Bank, formerly known as Chemical Bank, as issuing and paying agent, including as Exhibit B thereto the form of Medium-Term Note issuable thereunder.	Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

4.4		Indenture dated as of July 30, 2007 between Coca-Cola Enterprises and Deutsche Bank Trust Company Americas, as Trustee, Registrar, Transfer Agent, and Paying Agent.	Filed herewith. Exhibits 99.1 and 99.2 to our Current Report on Form 8-K (Date of Report: August 3, 2007).

4.5		Indenture dated as of July 30, 2007 between Coca-Cola Enterprises, as Guarantor, and Bottling Holdings Investments Luxembourg Commandite S.C.A., as Issuer, and Deutsche Bank Trust Company, Americas, as Trustee, Registrar and Transfer Agent.	Filed herewith. Exhibit 2.1 to the Registration Statement on Form 8-A filed by Bottling Holdings Investments Luxembourg Commandite S.C.A., No. 333-144967.

4.6		Five Year Credit Agreement dated as of August 3, 2007 among Coca-Cola Enterprises, Coca-Cola Enterprises (Canada) Bottling Finance Company, Coca-Cola Bottling Company, Bottling Holdings (Luxembourg) Commandite S.C.A., the Initial Lenders and Initial Issuing Banks named therein, Citibank, N.A. and Deutsche Bank AG New York Branch, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc.	Exhibit 4 to our Current Report on Form 8-K (Date of Report: August 3, 2007).

Certain instruments which define the rights of holders of long-term debt of the Company and its subsidiaries are not being filed because the total amount of securities authorized under each such instrument does not exceed 10 percent of the total consolidated assets of the Company and its subsidiaries. The Company and its subsidiaries hereby agree to furnish a copy of each such instrument to the Commission upon request.

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
are identified in the exhibit listing.

10.3	—	Coca-Cola Enterprises Executive Pension Plan (Amended and Restated January 1, 2002).*	Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.4	—	1997 Director Stock Option Plan.*	Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.5	—	Coca-Cola Enterprises 2001 Restricted Stock Award Plan.*	Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.6	—	Coca-Cola Enterprises 2001 Stock Option Plan (As Amended and Restated Effective April 24, 2007).*	Filed herewith.

10.7	—	Coca-Cola Enterprises Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated January 1, 2002).*	Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.8	—	Form of Stock Option Agreement under the Coca-Cola Enterprises 2001 Stock Option Plan.*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.9	—	Form of Stock Option Agreement for Nonemployee Directors under the Coca-Cola Enterprises 2001 Stock Option Plan.*	Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.10	—	Form of Restricted Stock Award Agreement under the Coca-Cola Enterprises 2001 Restricted Stock Award Plan.*	Exhibit 99.3 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.11	—	Coca-Cola Enterprises 2004 Stock Award Plan (As Amended Effective April 24, 2007).*	Filed herewith.

10.12	—	Form of Deferred Stock Unit Award Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.13	—	Form of Stock Option Grant Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.14	—	Form of Stock Option Grant to Nonemployee Directors Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.3 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.15	—	Form of Restricted Stock Award Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.4 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the
file numbers noted wherever such statements
are identified in the exhibit listing.

10.16	—	Summary Plan Description for Coca-Cola Enterprises Executive Long-Term Disability Plan.*	Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.17	—	Consulting Agreement between Coca-Cola Enterprises and Lowry F. Kline, effective October 25, 2006.*	Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.18	—	Letter dated April 25, 2006 from Coca-Cola Enterprises Inc. to John F. Brock.*	Exhibit 10 to our Current Report on Form 8-K (Date of Report: April 25, 2006).

10.19	—	Form of Stock Option Agreement in connection with 2004 Stock Award Plan (Chief Executive Officer).*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: August 3, 2006).

10.20	—	Form of Deferred Stock Unit Agreement (Chief Executive Officer) in connection with the 2004 Stock Award Plan.*	Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.21	—	Form of Stock Option Grant Agreement (Senior Officers) in connection with the 2004 Stock Award Plan.*	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: August 3, 2006).

10.22	—	Form of Deferred Stock Unit Agreement (Senior Officers) in connection with the 2004 Stock Award Plan.*	Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.23	—	Form of Stock Option Grant Agreement (Senior Officers residing in the United Kingdom) in connection with the 2004 Stock Award Plan.*	Exhibit 10.5 to our Current Report on Form 8-K (Date of Report: August 3, 2006).

10.24	—	Form of Deferred Stock Unit Agreement (Senior Officers residing in the United Kingdom) in connection with the 2004 Stock Award Plan.*	Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.25	—	Form of Director Deferred Stock Unit Award Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: October 23, 2006).

10.26	—	Coca-Cola Enterprises Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2008).*	Filed herewith.

10.27	—	Coca-Cola Enterprises Inc. Executive Severance Plan.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: February 8, 2007).

10.28	—	Form Agreement under Executive Severance Plans.*	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: February 8, 2007).

10.29	—	Coca-Cola Enterprises 2007 Incentive Award Plan.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: April 24, 2007).

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the
file numbers noted wherever such statements
are identified in the exhibit listing.

10.30	—	Form of Restricted Stock Award Agreement in connection with the Coca-Cola Enterprises 2007 Incentive Award Plan (Senior Officers).*	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: April 24, 2007).

10.31	—	Form of Stock Option Grant in connection with the Coca-Cola Enterprises 2007 Incentive Award Plan (Chief Executive Officer).*	Filed herewith.

10.32	—	Form of Stock Option Grant in connection with the Coca-Cola Enterprises 2007 Incentive Award Plan (Senior Officers).*	Filed herewith.

10.33	—	Form of Performance Share Unit Award in connection with the Coca-Cola Enterprises 2007 Incentive Award Plan (Chief Executive Officer).*	Filed herewith.

10.34	—	Form of Performance Share Unit Award in connection with the Coca-Cola Enterprises 2007 Incentive Award Plan (Senior Officers).*	Filed herewith.

10.35	—	Form of Non-Employee Director Deferred Stock Unit Award in connection with the Coca-Cola Enterprises 2007 Incentive Award Plan.*	Filed herewith.

10.36	—	Tax Sharing Agreement dated November 12, 1986 between Coca-Cola Enterprises and TCCC.	Exhibit 10.1 to our Registration Statement on Form S-1, No. 33-9447.

10.37	—	Registration Rights Agreement dated November 12, 1986 between Coca-Cola Enterprises and TCCC.	Exhibit 10.3 to our Registration Statement on Form S-1, No. 33-9447.

10.38	—	Registration Rights Agreement dated as of December 17, 1991 among Coca-Cola Enterprises, TCCC and certain stockholders of Johnston Coca-Cola Bottling Group named therein.	Exhibit 10 to our Current Report on Form 8-K (Date of Report: December 18, 1991).

10.39	—	Form of Bottle Contract.	Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

10.40	—	Sweetener Sales Agreement — Bottler between TCCC and various Coca-Cola Enterprises bottlers, dated October 15, 2002.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

10.41	—	Amended and Restated Can Supply Agreement between Rexam Beverage Can Company and Coca-Cola Bottlers’ Sales & Services Company LLC, effective January 1, 2006. **	Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the
file numbers noted wherever such statements
are identified in the exhibit listing.

10.42	—	Share Repurchase Agreement dated January 1, 1991 between TCCC and Coca-Cola Enterprises.	Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.43	—	Form of Bottler’s Agreement, made and entered into with effect from January 1, 2008, by and among The Coca-Cola Company, The Coca-Cola Export Corporation, and the European bottling subsidiaries of Coca-Cola Enterprises, together with letter agreement between Coca-Cola Enterprises Limited and The Coca-Cola Company dated January 1, 2008.	Filed herewith.

10.44	—	1999 – 2008 Cold Drink Equipment Purchase Partnership Program for the U.S. between Coca-Cola Enterprises and TCCC, as amended and restated January 23, 2002.**	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 23, 2002); Exhibit 10.1 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: January 23, 2002).

10.45	—	Letter Agreement dated August 9, 2004 amending the 1999 – 2010 Cold Drink Equipment Purchase Partnership Program (U.S.).**	Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.46	—	Letter agreement, dated December 20, 2005, by and between Coca-Cola Enterprises and TCCC, amending and restating 1999 – 2010 Cold Drink Equipment Purchase Partnership Program.**	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: December 20, 2005).

10.47	—	Cold Drink Equipment Purchase Partnership Program for Europe between Coca-Cola Enterprises and TCCC, as amended and restated January 23, 2002.**	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: January 23, 2002); Exhibit 10.2 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: January 23, 2002).

10.48	—	Amendment dated February 8, 2005 between Coca-Cola Enterprises and The Coca-Cola Export Corporation to Cold Drink Equipment Purchase Partnership Program of January 23, 2002.**	Exhibit 10 to our Current Report on Form 8-K (Date of Report: February 8, 2005); Exhibit 10 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: February 8, 2005).

10.49	—	1998-2008 Cold Drink Equipment Purchase Partnership Program for Canada between Coca-Cola Enterprises and TCCC, as amended and restated January 23, 2002.**	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: January 23, 2002); Exhibit 10.3 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: January 23, 2002).

10.50	—	Letter Agreement dated August 9, 2004, amending the 1999 – 2010 Cold Drink Equipment Purchase Partnership Program (Canada).**	Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.51	—	Letter Agreement dated December 20, 2005, by and between Coca-Cola Bottling Company and Coca-Cola Ltd., amending and restating 1998 – 2010 Cold Drink Equipment Purchase Partnership Program.**	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: December 20, 2005).

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the
file numbers noted wherever such statements
are identified in the exhibit listing.

10.52	—	Letter Agreement dated May 1, 2006 from TCCC to Coca-Cola Enterprises Inc., amending the U.S. and Canada Cold Drink Equipment Purchase Partnership Programs.	Exhibit 10.1 to our Current Report on Form 8-K (Date of report: May 9, 2006).

10.53	—	Letter agreement dated July 12, 2007 from TCCC to Coca-Cola Enterprises and Coca-Cola Bottling Company amending the 1999-2010 Cold Drink Equipment Purchase Partnership Program and the 1999-2010 Cold Drink Equipment Purchase Partnership Program. **	Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

10.54	—	Agreement for Marketing Programs with TCCC in the former Herb bottling territories, between Coca-Cola Enterprises and TCCC.	Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.55	—	Letter Agreement dated July 13, 2004, terminating the Growth Initiative Program, eliminating SMF funding, and providing a new concentrate pricing schedule.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.56	—	Letter Agreement dated July 13, 2004 between TCCC and Coca-Cola Enterprises, establishing a Global Marketing Fund.	Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.57	—	Undertaking from Bottling Holdings (Luxembourg), dated October 19, 2004, relating to various commercial practices that had been under investigation by the European Commission.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: October 19, 2004).

10.58	—	Final Undertaking from Bottling Holdings (Luxembourg) adopted by European Commission on June 22, 2005.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: June 22, 2005).

10.59	—	Focus and Commitment Letter dated August 29, 2007 between Coca-Cola Enterprises and TCCC, Coca-Cola North America Division.	Exhibit 10.02 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

12	—	Statement re: computation of ratios.	Filed herewith.

21	—	Subsidiaries of the Registrant.	Filed herewith.

23	—	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	—	Powers of Attorney.	Filed herewith.

Exhibit Number		Description

Incorporated by Reference or Filed Herewith.

Our Current, Quarterly, and Annual

Reports are filed with the Securities and
Exchange Commission under File No. 01-09300.
Our Registration Statements have the
file numbers noted wherever such statements
are identified in the exhibit listing.

31.1	—	Certification by John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises, pursuant to §302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241).	Filed herewith.

31.2	—	Certification by William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant, to §302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §7241).	Filed herewith.

32.1	—	Certification by John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises, pursuant to §906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §1350).	Filed herewith.

32.2	—	Certification by William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises, pursuant to §906 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. §1350).	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).
**	The filer has requested confidential treatment with respect to portions of this document.

(b) Exhibits.

See Item 15(a)(3).

(c) Financial Statement Schedules.

See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC. (Registrant)

By:	/s/ JOHN F. BROCK
John F. Brock
President and Chief Executive Officer

Date: February 14, 2008

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN F. BROCK (John F. Brock)	President and Chief Executive Officer and a Director	February 14, 2008

/S/ WILLIAM W. DOUGLAS III (William W. Douglas III)	Senior Vice President and Chief Financial Officer (principal financial officer)	February 14, 2008

/S/ JOSEPH D. HEINRICH (Joseph D. Heinrich)	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	February 14, 2008

* (Lowry F. Kline)	Chairman of the Board	February 14, 2008

* (Fernando Aguirre)	Director	February 14, 2008

* (James E. Copeland, Jr.)	Director	February 14, 2008

* (Calvin Darden)	Director	February 14, 2008

* (Gary P. Fayard)	Director	February 14, 2008

* (Irial Finan)	Director	February 14, 2008

* (Marvin J. Herb)	Director	February 14, 2008

* (L. Phillip Humann)	Director	February 14, 2008

Signature	Title	Date

* (Donna A. James)	Director	February 14, 2008

* (Thomas H. Johnson)	Director	February 14, 2008

* (Curtis R. Welling)	Director	February 14, 2008

*By:	/S/ JOHN J. CULHANE
John J. Culhane
Attorney-in-Fact

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006, and 2005	F-2

F-1

COCA-COLA ENTERPRISES INC.

10-K SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

Column A	Column B	Column C	Column D		Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions— Describe		Balance at End of Period
Fiscal Year Ended:
December 31, 2007
Allowances for losses on trade accounts	$50	$15	$18	(A)	$47	(B)
Fiscal Year Ended:
December 31, 2006
Allowances for losses on trade accounts	40	17	7	(A)	50	(B)
Fiscal Year Ended:
December 31, 2005
Allowances for losses on trade accounts	43	14	17	(A)	40	(B)

(A)	Charge-offs of/adjustments for uncollectible accounts, net.
(B)

Our allowances for losses on trade accounts receivable represent an estimate for losses related to bad debts and billing adjustments. The deductions presented in this table represent the activity specifically related to bad debts.

F-2