Form 10-Q
period 2008-03-28
COCA COLA ENTERPRISES INC
filed 2008-04-25
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

487,581,958 Shares of $1 Par Value Common Stock as of March 28, 2008

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED MARCH 28, 2008

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Three Months Ended
	March 28, 2008	March 30, 2007
Net operating revenues	$4,892	$4,567
Cost of sales	3,108	2,815

Gross profit	1,784	1,752
Selling, delivery, and administrative expenses	1,621	1,561

Operating income	163	191
Interest expense, net	142	156
Other nonoperating expense, net	1	14

Income before income taxes	20	21
Income tax expense	12	6

Net income	$8	$15

Basic earnings per share	$0.02	$0.03

Diluted earnings per share	$0.02	$0.03

Dividends declared per share	$0.07	$0.06

Basic weighted average common shares outstanding	485	478

Diluted weighted average common shares outstanding	493	483

Income (expense) amounts from transactions with The Coca-Cola Company – Note 5:
Net operating revenues	$132	$151
Cost of sales	(1,456)	(1,288)
Selling, delivery, and administrative expenses	2	6

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	March 28, 2008	December 31, 2007
ASSETS
Current:
Cash and cash equivalents	$60	$170
Trade accounts receivable, less allowances of $44 and $47, respectively	2,549	2,217
Amounts receivable from The Coca-Cola Company	166	144
Inventories	1,098	924
Current deferred income tax assets	183	206
Prepaid expenses and other current assets	438	431

Total current assets	4,494	4,092
Property, plant, and equipment, net	6,752	6,762
Goodwill	604	606
Franchise license intangible assets, net	11,852	11,767
Customer distribution rights and other noncurrent assets, net	847	819

Total assets	$24,549	$24,046

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,997	$2,924
Amounts payable to The Coca-Cola Company	482	369
Deferred cash receipts from The Coca-Cola Company	46	48
Current portion of debt	2,406	2,002

Total current liabilities	5,931	5,343
Debt, less current portion	7,288	7,391
Retirement and insurance programs and other long-term obligations	1,354	1,309
Deferred cash receipts from The Coca-Cola Company, less current	112	124
Long-term deferred income tax liabilities	4,154	4,190

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 494,799,688 and 494,079,344 shares, respectively	495	494
Additional paid-in capital	3,245	3,215
Reinvested earnings	1,477	1,527
Accumulated other comprehensive income	599	557
Common stock in treasury, at cost – 7,217,730 and 7,125,872 shares, respectively	(106)	(104)

Total shareowners’ equity	5,710	5,689

Total liabilities and shareowners’ equity	$24,549	$24,046

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	March 28, 2008	March 30, 2007
Cash Flows From Operating Activities:
Net income	$8	$15
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	256	262
Loss on equity securities	—	14
Net change in customer distribution rights	6	3
Share-based compensation expense	14	12
Deferred funding income from The Coca-Cola Company, net of cash received	(14)	(13)
Deferred income tax expense	17	3
Pension and other postretirement expense less than contributions	(52)	(72)
Net changes in assets and liabilities, net of acquisition amounts	(298)	(291)

Net cash used in operating activities	(63)	(67)

Cash Flows From Investing Activities:
Capital asset investments	(233)	(207)
Capital asset disposals	3	17
Other investing activities	(5)	(3)

Net cash used in investing activities	(235)	(193)

Cash Flows From Financing Activities:
Increase in commercial paper, net	498	506
Issuances of debt	104	112
Payments on debt	(395)	(421)
Dividend payments on common stock	(34)	(29)
Exercise of employee share options	14	11
Other financing activities	1	6

Net cash derived from financing activities	188	185

Net effect of exchange rate changes on cash and cash equivalents	—	1

Net Change In Cash and Cash Equivalents	(110)	(74)
Cash and Cash Equivalents At Beginning of Period	170	184

Cash and Cash Equivalents At End of Period	$60	$110

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—BUSINESS AND REPORTING POLICIES

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

We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results, like those of other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, general economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, fuel prices, and weather patterns.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to be more volatile than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, and rent and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the three months ended March 28, 2008 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2008.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”). For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There was one less selling day in the first quarter of 2008 versus the first quarter of 2007 (based upon a standard five day selling week).

NOTE 2—NEW ACCOUNTING STANDARDS

Recently Issued Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R continues to require the purchase method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. As of March 28, 2008, our minority interest totaled $21 million. This amount was included in retirement and insurance programs and other long-term obligations on our Consolidated Balance Sheets. We are still in the process of evaluating the impact SFAS 160 will have on our Consolidated Financial Statements.

Recently Adopted Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”). SFAS 158 requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company’s fiscal year end; and (4) provide enhanced disclosures. The provisions of SFAS 158 were effective for our year ended December 31, 2006, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for the year ended December 31, 2008. On January 1, 2008, we recorded a $24 million, net of tax, charge to retained earnings to reflect the impact of changing our measurement date from September 30 to December 31. For additional information about the adoption of SFAS 158, refer to Notes 8 and 11.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 is effective for us on January 1, 2009. As it relates to our non-pension financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact on our Condensed Consolidated Financial Statements. We are still in the process of evaluating the impact that SFAS 157 will have on our pension related financial assets and our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

The following table summarizes our non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of March 28, 2008 (in millions):

	March 28, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (A)	$100	$100	$—	$—
Marketable equity securities (B)	33	33	—	—
Derivative assets (C)	14	—	14	—

Total assets	$147	$133	$14	$—

Deferred compensation plan liability (A)	$99	$—	$99	$—
Derivative liabilities (C)	70	—	70	—

Total liabilities	$169	$—	$169	$—

(A)

We maintain a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust. The related deferred compensation liability represents the fair value of the investment assets discounted for our credit risk taking into consideration the legal rights of participants to receive deferred amounts. Beginning on January 1, 2009, a change in tax law may result in a plan design change that will cause deferred amounts to be outstanding for a contractually longer period of time, which could reduce the fair value of our liability. For additional information about our deferred compensation plan, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K.

(B)

Our marketable equity securities are valued using quoted market prices multiplied by the number of shares owned. For additional information about our marketable equity securities, refer to Note 13 of the Notes to Consolidated Financial Statements in our Form 10-K.

(C)

We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account our credit risk. For additional information about our derivative financial instruments, refer to Notes 1 and 5 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective for us on January 1, 2008. The adoption of EITF 06-11 did not have a material impact on our Condensed Consolidated Financial Statements.

NOTE 3—INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of March 28, 2008 and December 31, 2007 (in millions):

	March 28, 2008	December 31, 2007
Finished goods	$761	$610
Raw materials and supplies	337	314

Total inventories	$1,098	$924

NOTE 4—PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of March 28, 2008 and December 31, 2007 (in millions):

	March 28, 2008	December 31, 2007
Land	$516	$512
Building and improvements	2,667	2,608
Machinery, equipment, and containers	3,877	3,778
Cold drink equipment	5,881	5,749
Vehicle fleet	1,654	1,666
Furniture, office equipment, and software	1,101	1,080

Property, plant, and equipment	15,696	15,393
Less: Accumulated depreciation and amortization	9,159	8,870

	6,537	6,523
Construction in process	215	239

Property, plant, and equipment, net	$6,752	$6,762

NOTE 5—RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of March 28, 2008. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2008, our agreements with TCCC covering our Canadian operations were extended through December 31, 2017. While these agreements contain no automatic right of renewal beyond that date, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements will continue to be renewed and, therefore, are essentially perpetual. The terms of the new agreements are substantially similar to the terms of the previous agreements that covered our Canadian operations.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the three months ended March 28, 2008 and March 30, 2007 (in millions):

	Three Months Ended
	2008	2007
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$84	$100
Dispensing equipment repair services	19	19
Packaging material sales (preforms)	15	22
Other transactions	14	10

Total	$132	$151

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,165)	$(1,143)
Purchases of sweeteners	(75)	(74)
Purchases of finished products	(345)	(203)
Marketing support funding	116	120
Cold drink equipment placement funding	13	12

Total	$(1,456)	$(1,288)

Amounts affecting selling, delivery, and administrative expenses	$2	$6

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. Marketing support funding programs granted to us provide financial support principally based on our product sales or upon the completion of stated requirements, to offset a portion of the costs to us of the programs. For additional information of about our various funding arrangements with TCCC, refer to Notes 1 and 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

During the first quarter of 2008, we entered into certain annual funding arrangements in North America with TCCC that contain provisions that allow TCCC to require us to refund certain amounts paid during the year if we do not meet the stated requirements under the arrangements. Approximately $140 million of the funding under these arrangements is subject to these refund provisions. This funding will be received throughout 2008 and is included in marketing support funding in the preceding table when recognized. The activities required under these arrangements were agreed to during the annual joint planning process and include (1) annual pricing and volume targets, and (2) support of shared strategic initiatives. In addition to the provision that allows TCCC to require us to refund certain amounts previously paid, TCCC may also remove some or all of this funding on a prospective basis should we not meet the stated requirements under the arrangements. We have recorded a liability in our Condensed Consolidated Financial Statements for any potential refunds to be paid to TCCC based upon our performance under these arrangements as of March 28, 2008.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6—DEBT

The following table summarizes our debt as of March 28, 2008 and December 31, 2007 (in millions):

	March 28, 2008		December 31, 2007
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$441	2.6%	$289	4.3%
Euro commercial paper	317	4.4	—	—
Canadian dollar commercial paper	207	3.6	182	4.4
U.S. dollar notes due 2008-2037	2,235	5.2	2,236	5.4
Euro notes due 2008-2021(B)	2,058	5.0	2,268	5.3
Canadian dollar notes due 2009	147	5.9	150	5.9
U.S. dollar debentures due 2012-2098	3,785	7.4	3,785	7.4
U.S. dollar zero coupon notes due 2020 (C)	198	8.4	194	8.4
Various non-U.S. currency debt and credit facilities	105	—	84	—
Capital lease obligations(D)	160	—	162	—
Other debt obligations	41	—	43	—

Total debt(E)	9,694		9,393

Less: current portion of debt	2,406		2,002

Debt, less current portion	$7,288		$7,391

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of our interest rate swap agreements, if applicable.
(B)

In March 2008, a 150 million U.K. pound sterling bond, 6.75 percent note ($299 million) matured. In connection with the maturing of this bond, we increased our borrowings under our Euro commercial paper program. The commercial paper borrowings were issued by our financing subsidiaries and guaranteed by CCE.

(C)	These amounts are shown net of unamortized discounts of $340 million and $344 million as of March 28, 2008 and December 31, 2007, respectively.
(D)	These amounts represent the present value of our minimum capital lease payments as of March 28, 2008 and December 31, 2007, respectively.
(E)	At March 28, 2008, approximately $1.9 billion of our outstanding debt was issued by our subsidiaries and guaranteed by CCE.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency public credit facility with a syndicate of 18 banks. At March 28, 2008, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Amounts available for borrowing under other committed credit facilities totaled approximately $340 million as of March 28, 2008.

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of March 28, 2008. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

In North America, we guarantee repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have a non-controlling equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a non-controlling limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of March 28, 2008 and December 31, 2007 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2008	2007	2008	2007
Manufacturing cooperative	Various through 2015	$239	$240	$200	$203
Vending partnership	November 2009	17	17	13	14

		$256	$257	$213	$217

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

Legal Contingencies

On February 7, 2006, a purported class action lawsuit was filed against us and several of our current and former officers and directors (the “Argento Suit”). The lawsuit alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. Lawsuits virtually identical to this suit, some raising derivative claims under Delaware state law and others bringing claims under the Employees’ Retirement Income Security Act (“ERISA”), were filed in courts in Delaware and Georgia. The Delaware suit names TCCC as a defendant and alleges that we are “controlled” by TCCC to our detriment and to the detriment of our shareowners. The various suits were consolidated in each court by suit type in four separate actions. Amended complaints containing allegations substantially similar to the original suits were also filed in each of the four suits. In an order dated October 4, 2007, the federal court granted our motion to dismiss the consolidated securities class action in Atlanta, Georgia. The plaintiffs did not appeal this ruling, and this case is now concluded. In an order dated March 13, 2007, that same federal court granted our motion to dismiss a related derivative lawsuit. Plaintiffs appealed that ruling, and on March 13, 2008, the appeals court affirmed the lower court’s ruling. On June 19, 2007, the same trial court granted our motion to dismiss the related ERISA class action. Plaintiffs subsequently filed an amended ERISA class action complaint and we again moved to dismiss that suit. On March 21, 2008, the court again dismissed the ERISA suit, this time with prejudice. It is not known whether the plaintiffs will appeal this ruling. In the Delaware suit, on October 17, 2007, the Delaware court granted our motion to dismiss that derivative action. The plaintiffs have appealed the ruling. At this time, it is not possible for us to predict the ultimate outcome of the matters that have not concluded.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our California subsidiary has been sued by several current and former employees over alleged violations of state wage and hour rules. These class action suits have been resolved and have been, or soon will be, dismissed. Amounts to be paid toward settlements reached in these suits have been recorded in our Condensed Consolidated Financial Statements.

There are various other lawsuits and claims pending against us, including claims for injury to persons or property. We believe that such claims are covered by insurance with financially responsible carriers, or adequate provisions for losses have been recognized by us in our Condensed Consolidated Financial Statements. In our opinion, the losses that might result from such litigation arising from these claims will not have a materially adverse effect on our Condensed Consolidated Financial Statements.

Environmental

At March 28, 2008, there were one federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 40 other federal and 11 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We are unable to quantify the maximum potential amount of future payments required under our obligation to relocate previously placed equipment because the dates and costs to relocate equipment in the future are not determinable. As of March 28, 2008, our liability for the estimated costs of relocating equipment in the future was approximately $18 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain, if we are required to act upon our obligations under the Jumpstart Programs.

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

Letters of Credit

At March 28, 2008, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $306 million and letters of credit for certain operating activities aggregating $3 million. These outstanding letters of credit reduce the availability under our $2.5 billion multi-currency credit facility (refer to Note 6).

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8—EMPLOYEE BENEFIT PLANS

Adoption of SFAS 158

On January 1, 2008, we adopted the measurement provisions of SFAS 158 and elected the transition method under which we remeasured our defined benefit pension plan assets and obligations as of January 1, 2008 (first day of our fiscal year) for plans that previously had a measurement date other than December 31. In remeasuring our pension plan assets and obligations, we utilized the same actuarial assumptions that were used in our 2007 measurements, except for the discount rate. We utilized a weighted average discount rate of 6.2 percent in remeasuring our pension plan obligations versus 6.1 percent, which was used in our 2007 measurements. For additional information about our 2007 measurements, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K. The following table summarizes the funded status of our pension plans and the amounts recognized in our balance sheet as of the remeasurement date (in millions):

January 1, 2008
Funded Status:
Projected benefit obligation	$(3,356)
Fair value of plan assets	3,171

Net funded status	(185)

Funded status – overfunded	103
Funded status – underfunded	$(288)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$103
Current liabilities	(9)
Noncurrent liabilities	(279)

Net amount recognized	$(185)

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three months ended March 28, 2008 and March 30, 2007 (in millions):

	Three Months Ended
	2008	2007
Components of net periodic benefit costs:
Service cost	$37	$36
Interest cost	51	43
Expected return on plan assets	(63)	(53)
Amortization of prior service cost	1	1
Recognized actuarial loss	8	14

Net periodic benefit cost	$34	$41

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all of our U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three months ended March 28, 2008 and March 30, 2007 (in millions):

	Three Months Ended
	2008	2007
Components of net periodic benefit costs:
Service cost	$3	$3
Interest cost	5	6
Amortization of prior service credit	(4)	(3)
Recognized actuarial loss	—	1

Net periodic benefit cost	$4	$7

Contributions

Contributions to our pension and other postretirement benefit plans totaled $90 million and $120 million during the three months ended March 28, 2008 and March 30, 2007, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2008, as well as our actual contributions for the year ended December 31, 2007 (in millions):

	Projected(A) 2008	Actual(A) 2007
Pension—U.S.	$82	$108
Pension—non-U.S.	61	103
Other Postretirement	22	23

Total contributions	$165	$234

(A)	These amounts represent only company-paid contributions.

NOTE 9—INCOME TAXES

Our effective tax rate was approximately 60 percent and 28 percent for the three months ended March 28, 2008 and March 30, 2007, respectively. The following table provides a reconciliation of the income tax provision at the statutory federal rate to our actual income tax provision for the three months ended March 28, 2008 and March 30, 2007 (in millions):

	Three Months Ended
	2008	2007
U.S. federal statutory expense	$7	$7
U.S. state expense, net of federal benefit	1	1
Taxation of European and Canadian operations, net	(2)	(2)
Rate and law change expense, net (A)	8	—
Other, net	(2)	—

Total provision for income taxes	$12	$6

(A)	Amount relates to the deferred tax impact of merging certain of our subsidiaries.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10—EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Our diluted earnings per share are calculated in a similar manner, but include the dilutive effect of employee share options and restricted shares (units). To the extent these securities are antidilutive, they are excluded from our calculation of diluted earnings per share. The following table summarizes our basic and diluted earnings per share calculations for the three months ended March 28, 2008 and March 30, 2007 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended
	2008	2007
Net income	$8	$15

Basic weighted average common shares outstanding (A)	485	478
Effect of dilutive securities (B)	8	5

Diluted weighted average common shares outstanding (A)	493	483

Basic earnings per share	$0.02	$0.03

Diluted earnings per share	$0.02	$0.03

(A)

At March 28, 2008 and March 30, 2007, we were obligated to issue, for no additional consideration, 1.2 million and 1.4 million common shares, respectively, under deferred stock plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share for each period presented.

(B)

Options to purchase 40 million and 48 million common shares were outstanding as of March 28, 2008 and March 30, 2007, respectively. Of these amounts, options to purchase 10 million and 33 million common shares for the three months ended March 28, 2008 and March 30, 2007, respectively, were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the three months ended March 28, 2008, we granted 40,110 restricted shares (units) and 27,800 share options. We issued an aggregate of 679,775 shares of common stock during the three months ended March 28, 2008 from the exercise of share options.

During the three months ended March 28, 2008 and March 30, 2007, we made dividend payments on common stock totaling $34 million and $29 million, respectively. In February 2008, we increased our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11—COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension liability adjustments, unrealized gains and losses on certain investments in marketable equity securities, and effective changes in the fair value of derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. The following table summarizes our comprehensive income for the three months ended March 28, 2008 and March 30, 2007 (in millions):

	Three Months Ended
	2008	2007
Net income	$8	$15
Currency translations	39	23
Net investment hedges, net of tax	(24)	(3)
Pension liability adjustments, net of tax (A)	5	7
Other adjustments, net of tax	7	(4)

Net comprehensive income adjustments, net of tax	27	23

Comprehensive income	$35	$38

(A)

On January 1, 2008, we recorded a $15 million, net of tax, gain in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet as a result of changing our measurement date for our pension plans from September 30 to December 31 under SFAS 158. For additional information about the adoption of SFAS 158, refer to Notes 2 and 8.

Net Investment Hedges

In August 2007, we entered into a series of two-year cross-currency interest rate swap agreements as net investment hedges of our international subsidiaries. The purpose of these hedges is to protect against adverse movements in exchange rates. At March 28, 2008, our cross-currency interest rate swap agreements had a total fair value of approximately $69 million, which was recorded in retirement and insurance programs and other long-term obligations on our Condensed Consolidated Balance Sheet. We have recorded a net of tax loss totaling $43 million in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet, related to these hedges.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12—RESTRUCTURING ACTIVITIES

During the three months ended March 28, 2008 and March 30, 2007, we recorded restructuring charges totaling $31 million and $26 million, respectively. These charges, included in selling, delivery, and administrative expenses, were related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American, European, and Corporate operations. Through this restructuring program we are (1) enhancing standardization in our operating structure and business practices; (2) creating a more efficient supply chain and order fulfillment structure; (3) improving customer service in North America through the implementation of a new selling system for smaller customers; and (4) streamlining and reducing the cost structure of back office functions in the areas of accounting, human resources, and information technology. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $150 million. We expect to be substantially complete with these restructuring activities by the end of 2009 and expect a net job reduction of approximately 5 percent of our total workforce, or approximately 3,500 positions. The following table summarizes these restructuring activities for the year ended December 31, 2007 and for the three months ended March 28, 2008 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2006	$—	$—	$—
Provision	78	43	121
Cash payments	(42)	(35)	(77)
Noncash	—	(1)	(1)

Balance at December 31, 2007	$36	$7	$43
Provision	17	14	31
Cash payments	(15)	(16)	(31)

Balance at March 28, 2008	$38	$5	$43

For additional information about our restructuring activities, refer to Note 16 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 13—OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 12 percent and 11 percent of our net operating revenues during the three months ended March 28, 2008 and March 30, 2007, respectively. No single customer accounted for more than 10 percent of our net operating revenues in Europe during the three months ended March 28, 2008 and March 30, 2007.

We evaluate our operating segments separately to individually monitor the different factors affecting their financial performance. Segment income or loss includes substantially all of the segment’s cost of production, distribution, and administration. Our information technology, share-based compensation, and

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table summarizes selected financial information about our operating segments for the three months ended March 28, 2008 and March 30, 2007 (in millions):

	North America (A)	Europe (B)	Corporate	Consolidated
Three months ended March 28, 2008:
Net operating revenues	$3,353	$1,539	$—	$4,892
Operating income (C)	106	171	(114)	163
Capital asset investments	149	72	12	233

Three months ended March 30, 2007:
Net operating revenues	$3,237	$1,330	$—	$4,567
Operating income (D)	173	131	(113)	191
Capital asset investments	117	77	13	207

(A)	Canada contributed approximately 9 percent and 8 percent of North America’s net operating revenues during the three months ended March 28, 2008 and March 30, 2007, respectively.
(B)	Great Britain contributed approximately 38 percent and 41 percent of Europe’s net operating revenues during the three months ended March 28, 2008 and March 30, 2007, respectively.
(C)	For the three months ended March 28, 2008, our operating income in North America, Europe, and Corporate included restructuring charges totaling $26 million, $2 million, and $3 million, respectively.
(D)	For the three months ended March 30, 2007, our operating income in North America, Europe, and Corporate included restructuring charges totaling $22 million, $1 million, and $3 million, respectively.

NOTE 14—OTHER EVENTS AND TRANSACTIONS

Bravo! Foods

In 2005, we entered into a master distribution agreement (“MDA”) with Bravo! Brands (“Bravo”). In conjunction with the execution of the MDA, we received from Bravo a warrant with an estimated fair value of $14 million. We attributed the value of the warrant received to the MDA and were recognizing the amount on a straight-line basis as a reduction to cost of sales over the term of the MDA. During the first quarter of 2007, we recorded a $14 million impairment loss in other nonoperating expense, net on our Condensed Consolidated Statement of Operations to write-off the value of the warrant after concluding the unrealized loss on our investment was other-than-temporary. In July 2007, we terminated our MDA with Bravo and the related warrant was canceled. As a result, we recognized the remaining deferred amount of $12 million in other nonoperating income on our Condensed Consolidated Statement of Operations during the third quarter of 2007.

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

OVERVIEW

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our,” or “us”) is the world’s largest marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States (“U.S.”), the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and the 10 provinces of Canada (collectively referred to as “North America”). We are also the sole licensed bottler for products of The Coca-Cola Company (“TCCC”) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as “Europe”). Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”).

We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our financial results, like those of other beverage companies, are affected by a number of factors including, but not limited to, cost to manufacture and distribute products, general economic conditions, consumer preferences, local and national laws and regulations, availability of raw materials, fuel prices, and weather patterns.

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to be more volatile than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, and rent and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the first quarter of 2008 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2008.

Relationship with The Coca-Cola Company

We are a marketer, producer, and distributor principally of Coca-Cola products with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of March 28, 2008. Our financial results are greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

Financial Results

Our net income in the first quarter of 2008 was $8 million, or $0.02 per diluted common share, compared to net income of $15 million, or $0.03 per diluted common share, in the first quarter of 2007.

The following items of significance impacted our first quarter of 2008 results when compared to the first quarter of 2007:

•	a $31 million ($22 million net of tax, or $0.04 per diluted common share) charge related to restructuring activities, primarily in North America; and

COCA-COLA ENTERPRISES INC.

•	a net tax expense totaling $8 million ($0.02 per diluted common share) related to the deferred tax impact of merging certain of our subsidiaries.

The following items of significance impacted our first quarter of 2007 results when compared to the first quarter of 2008:

•	a $26 million ($18 million net of tax, or $0.04 per diluted common share) charge related to restructuring activities, primarily in North America; and

•	a $14 million ($10 million net of tax, or $0.02 per diluted common share) impairment loss to write-off the value of our Bravo! warrants.

Our results in the first quarter of 2008 reflect the impact of (1) increased pricing and costs in North America driven principally by product and package mix shifts associated with higher priced products, such as glacéau, Campbell’s, and FUZE; (2) a soft economic environment in North America, which contributed to lower volumes in our higher-margin packages and channels; (3) improving performance in Europe driven by strong volume growth; (4) the continued success of operating expense control initiatives throughout our organization; (5) favorable currency exchange rate changes; and (6) one less selling day in the first quarter of 2008 as compared to the first quarter of 2007.

We achieved net pricing per case growth of 4.5 percent in North America primarily due to product and package mix associated with higher priced glacéau products and other still beverages. Our North American sales volume remained flat during the quarter, reflecting the benefit of recent additions to our still beverage portfolio, offset by lower sales of single-serve packages for our core sparkling beverages and Dasani. Despite soft volume trends in the sparkling beverage category, we continued to experience success from Coca-Cola Zero and our energy drink portfolio. Our still beverage portfolio grew 10.5 percent during the quarter and now represents 18.5 percent of our total North America volume. This growth was driven by our recent product and package additions, offset partially by the decline in Dasani volume.

In Europe, our sales volume increased 7.0 percent while our net pricing per case grew 1.0 percent. We experienced renewed growth in Great Britain where sales volume was up 11.0 percent while our volume in continental Europe grew 4.0 percent. Our volume benefited from (1) strong promotional pricing programs for our multi-serve packages in France and Great Britain; (2) the success of our “boost zone” marketing initiatives, particularly in Great Britain; and (3) the continued growth of Coca-Cola Zero throughout our territories.

COCA-COLA ENTERPRISES INC.

OPERATIONS REVIEW

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	First Quarter
	2008	2007
Net operating revenues	100.0%	100.0%
Cost of sales	63.5	61.6

Gross profit	36.5	38.4
Selling, delivery, and administrative expenses	33.1	34.2

Operating income	3.4	4.2
Interest expense, net	2.9	3.4
Other nonoperating expense, net	0.0	0.3

Income before income taxes	0.5	0.5
Income tax expense	0.3	0.2

Net income	0.2%	0.3%

Operating Income

The following table summarizes our operating income by operating segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter
	2008		2007
	Amount	Percent of Total	Amount	Percent of Total
North America	$106	65.0%	$173	90.5%
Europe	171	105.0	131	68.5
Corporate	(114)	(70.0)	(113)	(59.0)

Consolidated	$163	100.0%	$191	100.0%

Our operating income decreased $28 million, or 14.5 percent, in the first quarter of 2008 to $163 million from $191 million in the first quarter of 2007. The following table summarizes the significant components of the change in our first quarter of 2008 operating income (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost, and mix on gross profit	$(15)	(7.5)%
Impact of bottle and can volume on gross profit	27	14.0
Impact of bottle and can selling day shift on gross profit	(23)	(12.0)
Impact of post-mix, non-trade, and other revenues on gross profit	(11)	(5.5)
Selling, delivery, and administrative expenses	(9)	(4.5)
Net impact of restructuring charges	(5)	(3.0)
Currency exchange rate changes	7	4.0
Other changes	1	0.0

Change in operating income	$(28)	(14.5)%

COCA-COLA ENTERPRISES INC.

Net Operating Revenues

Net operating revenues increased 7.0 percent in the first quarter of 2008 to $4.9 billion. The percentage of our first quarter of 2008 net operating revenues derived from North America and Europe was 69 percent and 31 percent, respectively.

During the first quarter of 2008, our net operating revenues in North America were impacted by increased pricing associated with product and package mix shifts, offset by weak volume trends in the sparkling beverage category and lower sales of single-serve packages. Despite the persistent sparkling beverage category softness, we continued to experience positive growth in our energy drink portfolio, and benefited from the strong performance of Coca-Cola Zero. In Europe, our net operating revenues benefited from strong volume growth across our territories, a modest increase in pricing, and currency exchange rate changes. We experienced strong sales of our Coca-Cola trademark products and benefited from our “boost zone” marketing initiatives, particularly in Great Britain, and strong promotional activities.

Net operating revenue per case increased 7.0 percent in the first quarter of 2008 versus the first quarter of 2007. The following table summarizes the significant components of the change in our first quarter of 2008 net operating revenue per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in net operating revenue per case:
Bottle and can net price per case	4.5%	1.0%	4.0%
Customer marketing and other promotional adjustments	0.5	0.0	0.5
Post mix, non-trade, and other	(1.0)	0.0	(1.0)
Currency exchange rate changes	1.0	9.0	3.5

Change in net operating revenue per case	5.0%	10.0%	7.0%

During the first quarter of 2008, our bottle and can sales accounted for 91 percent of our total net operating revenues. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher margin packages or brands that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our first quarter of 2008 bottle and can net pricing per case in North America was primarily driven by the positive mix impact of higher priced glacéau products and other still beverages, but also included some benefit from rate increases for our sparkling beverages. These positive factors were offset partially by a decline in volume for higher priced single-serve packages, particularly for our core sparkling beverages and Dasani.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the U.S., we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative of the North

COCA-COLA ENTERPRISES INC.

American bottling system. Coupon and loyalty programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $589 million and $550 million in the first quarter of 2008 and 2007, respectively. The cost of these various programs as a percentage of gross revenues was 7.2 percent and 7.1 percent in the first quarter of 2008 and 2007, respectively.

Volume

The following table summarizes the change in our first quarter of 2008 bottle and can volume versus the first quarter of 2007, as adjusted to reflect the impact of one less selling day in the first quarter of 2008 versus the first quarter of 2007 (rounded to the nearest 0.5 percent):

	North America	Europe	Consolidated
Change in volume	(1.5)%	5.5%	0.0%
Impact of selling day shift	1.5	1.5	1.5

Change in volume, adjusted for selling day shift	0.0%	7.0%	1.5%

North America comprised 74 percent and 76 percent of our consolidated bottle and can volume during the first quarter of 2008 and 2007, respectively. Great Britain contributed 42 percent and 40 percent of our European bottle and can volume during the first quarter of 2008 and 2007, respectively.

Brands

The following table summarizes our first quarter of 2008 bottle and can volume results by major brand category, as adjusted to reflect the impact of one less selling day in the first quarter of 2008 versus the first quarter of 2007 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Coca-Cola trademark	(2.0)%	57.0%
Sparkling flavors and energy	(2.5)	24.5
Juices, isotonics, and other	25.5	10.0
Water	(3.0)	8.5

Total	0.0%	100.0%

Europe:
Coca-Cola trademark	3.5%	68.5%
Sparkling flavors and energy	12.0	17.5
Juices, isotonics, and other	22.5	11.0
Water	6.0	3.0

Total	7.0%	100.0%

Consolidated:
Coca-Cola trademark	(0.5)%	60.0%
Sparkling flavors and energy	0.0	23.0
Juices, isotonics, and other	24.5	10.0
Water	(2.0)	7.0

Total	1.5%	100.0%

COCA-COLA ENTERPRISES INC.

During the first quarter of 2008, our sales volume in North America was flat when compared to the first quarter of 2007. Our volume performance was negatively impacted by persistent category weakness in the sparkling beverage category and soft economic conditions, which contributed to lower volumes in our single-serve packages. We experienced a 2.0 percent decline in our Coca-Cola trademark portfolio, which included a 2.5 percent decrease in our regular Coca-Cola trademark products and a 1.5 percent decrease in our zero-sugar Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was primarily attributable to lower sales of Coca-Cola classic and Coca-Cola Black Cherry Vanilla, while the decrease in our zero-sugar Coca-Cola trademark products was driven by lower sales of Diet Coke and Diet Coke Black Cherry Vanilla. These declines were offset partially by a significant increase in year-over-year sales of Coca-Cola Zero.

Our sparkling flavors and energy volume in North America declined 2.5 percent during the first quarter of 2008 versus the first quarter of 2007. This decrease was primarily driven by certain of our regular sparkling beverages, including Sprite and Vault. Our energy drink portfolio continued to expand during the first quarter of 2008 with sales volume increasing 12.5 percent. This increase was driven by strong growth in the Rockstar product line offset partially by a decline in Full Throttle sales. Our juices, isotonics, and other volume increased 25.5 percent in North America during the first quarter of 2008. Recent product additions, such as glacéau’s vitaminwater, Campbell’s, and FUZE beverages, were the primary drivers of this growth. The growth in this category was offset partially by a 6.0 percent decline in the sale of POWERade and lower sales volume of our Minute Maid products. Sales volume of our water brands declined 3.0 percent during the first quarter of 2008, reflecting a decrease in volume for our Dasani single-serve packages, offset partially by an increase in volume for Dasani multi-serve packages and the addition of glacéau’s smartwater.

In Europe, our first quarter of 2008 sales volume increased 7.0 percent as compared to the first quarter of 2007. This performance reflects renewed growth in Great Britain where sales volume increased 11.0 percent and continued strength in continental Europe where volume grew 4.0 percent. Strong promotional pricing programs in our multi-serve packages in France and Great Britain helped drive this growth, which was fueled by increased sales of our Coca-Cola trademark products. We also benefited from the success of our “boost zone” marketing initiatives, particularly in Great Britain. In addition, during the first quarter of 2008, a new consumer rewards program, “Coke Zone,” was launched in Great Britain to help drive consumer loyalty and increase sales frequency for our Coca-Cola trademark products.

Our Coca-Cola trademark products in Europe increased 3.5 percent during the first quarter of 2008 as compared to the first quarter of 2007. This increase was driven by volume gains of 4.5 percent and 1.5 percent in our regular Coca-Cola trademark products and zero-sugar Coca-Cola trademark products, respectively. Sales of Coca-Cola increased 5.0 percent, while volume for Coca-Cola Zero, which was introduced in France and the Netherlands during the first quarter of 2007, continued to grow significantly. Our sparkling flavors and energy volume in Europe increased 12.0 percent during the first quarter of 2008. This growth was primarily driven by the performance of Fanta, Schweppes, and Sprite products. Our juices, isotonics, and other volume increased 22.5 percent during the first quarter of 2008 driven by strong growth in our Capri-Sun and Oasis brands.

COCA-COLA ENTERPRISES INC.

Consumption

The following table summarizes our first quarter of 2008 volume results by consumption type, as adjusted to reflect the impact of one less selling day in the first quarter of 2008 versus the first quarter of 2007 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Multi-serve (A)	0.5%	72.5%
Single-serve (B)	(1.5)	27.5

Total	0.0%	100.0%

Europe:
Multi-serve (A)	11.0%	58.5%
Single-serve (B)	1.5	41.5

Total	7.0%	100.0%

Consolidated:
Multi-serve (A)	2.5%	69.0%
Single-serve (B)	(0.5)	31.0

Total	1.5%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.

(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

Packaging

The following table summarizes our first quarter of 2008 volume results by packaging category, as adjusted to reflect the impact of one less selling day in the first quarter of 2008 versus the first quarter of 2007 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Cans	(1.5)%	57.5%
PET (plastic)	2.0	41.0
Glass and other	6.5	1.5

Total	0.0%	100.0%

Europe:
Cans	7.5%	37.5%
PET (plastic)	5.5	46.0
Glass and other	9.5	16.5

Total	7.0%	100.0%

Consolidated:
Cans	0.0%	52.5%
PET (plastic)	3.0	42.5
Glass and other	9.0	5.0

Total	1.5%	100.0%

COCA-COLA ENTERPRISES INC.

Cost of Sales

Cost of sales increased 10.5 percent in the first quarter of 2008 to $3.1 billion. Cost of sales per case increased 10.0 percent in the first quarter of 2008 versus the first quarter of 2007. The following table summarizes the significant components of the change in our first quarter of 2008 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	9.0%	2.0%	7.0%
Costs related to post mix, non-trade, and other	(1.5)	0.0	(1.0)
Currency exchange rate changes	1.5	9.5	4.0

Change in cost of sales per case	9.0%	11.5%	10.0%

The increase in our bottle and can ingredient and packaging costs during the first quarter of 2008 was primarily the result of product and package mix shifts associated with higher cost glacéau products, which are purchased as finished goods from TCCC, and other still beverages. In addition, we experienced higher costs of certain materials, particularly PET (plastic) and fuel.

During the first quarter of 2008, we began estimating the cost of our purchases of high frutose corn syrup (“HFCS”) using the actual cost of purchases made to date (including estimated rebates) rather than an average expected cost for the full year. This change was made due to the fact that our supplier began making additional information available to us regarding the actual cost of our HFCS purchases. As a result of this change, our costs of sales during the first quarter of 2008 were reduced by approximately $14 million. We estimate that this change will reduce our cost of sales by approximately $8 million in the second quarter of 2008, and will increase our costs of sales in the third and fourth quarters by approximately $4 million and $18 million, respectively.

On April 17, 2008, workers at two of our production facilities in France went on strike over the negotiation of certain terms of our national labor agreements. These facilities supply approximately 40 percent of the total annual sales volume in our continental European territories. The strikes have created blockages at these facilities, which have severely limited access to them. As a result, product cannot be shipped to our customers from these facilities and production has ceased. We are executing contingency plans and are increasing production at other facilities in order to ship product to our customers from those locations. We are hopeful that these matters will be resolved promptly, and if so, they will not have a material impact on our business. However, at this time we are unable to predict the ultimate outcome.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (“SD&A”) expenses increased $60 million, or 4.0 percent, to $1.6 billion in the first quarter of 2008. The following table summarizes the significant components of the change in our first quarter of 2008 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
Administrative expenses	$4	0.5%
Delivery and merchandising expenses	11	0.5
Warehousing expenses	16	1.0
Depreciation and amortization expenses	(20)	(1.5)
Net impact of restructuring charges	5	0.5
Currency exchange rate changes	46	3.0
Other expenses	(2)	(0.0)

Change in SD&A expenses	$60	4.0%

SD&A expenses as a percentage of net operating revenues was 33.1 percent and 34.2 percent in the first quarter of 2008 and 2007, respectively. The decrease in our SD&A expenses as a percentage of net operating revenues was primarily driven by (1) our continuing efforts to limit the growth of our operating expenses through initiatives that are helping drive operational improvement throughout our organization;

COCA-COLA ENTERPRISES INC.

(2) lower depreciation expense due, in part, to the recording of a $10 million charge during the first quarter of 2007 related to certain obligations associated with the member states adoption of the European Union’s Directive on Waste Electrical and Electronic Equipment; and (3) a greater percentage increase in our net operating revenues in relation to our SD&A expenses due to the addition of glacéau products, currency exchange rate changes, and European revenues.

During the first quarter of 2008 and 2007, we recorded restructuring charges totaling $31 million and $26 million, respectively. These charges were related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American, European, and Corporate operations. Through this restructuring program we are (1) enhancing standardization in our operating structure and business practices; (2) creating a more efficient supply chain and order fulfillment structure; (3) improving customer service in North America through the implementation of a new selling system for smaller customers; and (4) streamlining and reducing the cost structure of back office functions in the areas of accounting, human resources, and information technology. During the remainder of 2008, we expect these restructuring activities to result in additional charges totaling approximately $150 million. We expect to be substantially complete with these restructuring activities by the end of 2009 and expect a net job reduction of approximately 5 percent of our total workforce, or approximately 3,500 positions.

As a result of ineffectiveness associated with certain vehicle fuel derivatives designated as cash flow hedges, we recorded a $7 million gain during the first quarter of 2007. These derivatives hedged a portion of our vehicle fuel purchases in North America during 2007. If these hedges had not resulted in ineffectiveness, the gains would have impacted earnings in the period that the forecasted vehicle fuel purchases were made. For additional information about our derivative instruments, refer to Notes 1 and 5 of the Notes to Consolidated Financial Statements in our Form 10-K.

Interest Expense, Net

Interest expense, net decreased 9.0 percent in the first quarter of 2008 to $142 million from $156 million in the first quarter of 2007. The following table summarizes the primary items that impacted our interest expense in the first quarter of 2008 and 2007 ($ in billions):

	First Quarter
	2008	2007
Average outstanding debt balance	$9.5	$10.1
Weighted average cost of debt	6.1%	6.1%
Fixed-rate debt (% of portfolio)	79%	77%
Floating-rate debt (% of portfolio)	21%	23%

Other Nonoperating Expense, Net

During the first quarter of 2007, we recorded a $14 million impairment loss to write-off the value of warrants received from Bravo! Foods (“Bravo”) after concluding the unrealized loss on our investment was other-than-temporary. For additional information about the warrants and our relationship with Bravo, refer to Note 14 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Income Tax Expense

Our effective tax rate was approximately 60 percent and 28 percent for the first quarter of 2008 and 2007, respectively. Our effective tax rate for the first quarter of 2008 included the net unfavorable impact of $8 million (40 percentage point increase in our effective tax rate) related to the deferred tax impact of merging certain of our subsidiaries. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first quarter of 2008 and 2007.

COCA-COLA ENTERPRISES INC.

CASH FLOW AND LIQUIDITY REVIEW

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, the issuance of public or private placement debt, bank borrowings, and the issuance of equity securities. We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditures, benefit plan contributions, working capital requirements, scheduled debt payments, interest payments, income tax obligations, dividends to our shareowners, any contemplated acquisitions, and share repurchases for the foreseeable future.

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency public credit facility with a syndicate of 18 banks. At March 28, 2008, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Amounts available for borrowing under other committed credit facilities totaled approximately $340 million as of March 28, 2008.

We also have uncommitted amounts available under a public debt facility that we could use for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related cost to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At March 28, 2008, we had $965 million outstanding in commercial paper. During the remainder of 2008, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and intend to refinance the remaining maturities of current obligations on a long-term basis. We also plan to use operating cash flow to increase our return to shareowners by raising our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share, which we did in the first quarter of 2008, and by resuming our share repurchase program. At this time, we are still in the process of determining the amount and timing of our potential share repurchases.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s, and Fitch are A3, A, and A, respectively. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of March 28, 2008. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

COCA-COLA ENTERPRISES INC.

Summary of Cash Activities

During the first quarter of 2008, our primary sources of cash were proceeds of (1) $498 million from the net issuance of commercial paper, and (2) $104 million from the issuance of debt. Our primary uses of cash were for (1) payments on debt of $395 million; (2) capital asset investments of $233 million; (3) pension and other postretirement benefit plan contributions of $90 million; and (4) dividend payments totaling $34 million.

Operating Activities

Our net cash used in operating activities totaled $63 million in the first quarter of 2008 versus $67 million in the first quarter of 2007. There were no significant differences in our operating activities in the first quarter of 2008 versus the first quarter of 2007. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the first quarter of 2008 and 2007 (in millions):

	First Quarter
	2008	2007
Supply chain infrastructure improvements	$76	$84
Cold drink equipment	118	96
Vehicle fleet	18	12
Information technology and other capital investments	21	15

Total capital asset investments	$233	$207

Financing Activities

Our net cash derived from financing activities totaled $188 million in the first quarter of 2008 versus $185 million in the first quarter of 2007. The following table summarizes our issuances of debt, payments on debt, and our net issuances on commercial paper for the first quarter of 2008 and 2007 (in millions):

				First Quarter
Issuances of debt	Maturity Date	Rate		2008	2007
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	$104	$112
Net issuances of commercial paper	—	—		498	506

Total issuances of debt				$602	$618

				First Quarter
Payments on debt	Maturity Date	Rate		2008	2007
150 million U.K. pound sterling bond	March 2008	6.75%		$(299)	$—
300 million Euro bond	March 2007	5.88		—	(394)
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	(93)	(19)
Other payments, net	—	—		(3)	(8)

Total payments on debt				$(395)	$(421)

(A)	These credit facilities and notes carry variable interest rates.

COCA-COLA ENTERPRISES INC.

During the three months ended March 28, 2008 and March 30, 2007, we made dividend payments on common stock totaling $34 million and $29 million, respectively. In February 2008, we increased our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $332 million, or 15.0 percent, to $2.5 billion at March 28, 2008 from $2.2 billion at December 31, 2007. Inventories increased $174 million, or 19.0 percent, to $1.1 billion at March 28, 2008 from $924 million at December 31, 2007. These increases were primarily due to (1) currency exchange rate changes, and (2) the seasonality of our business. The increase in our inventory balance can also be attributed to (1) higher cost of goods on hand at the end of the first quarter, and (2) an increased number of SKUs due to our expanded product portfolio.

Liabilities and Shareowners’ Equity

Accounts payable and accrued expenses increased $73 million, or 2.5 percent, to $3.0 billion at March 28, 2008. This increase was primarily driven by currency exchange rate changes and higher accrued taxes, offset partially by the timing of payments including those related to our annual bonus program, which were made in the first quarter of 2008.

Our total debt increased $301 million to $9.7 billion at March 28, 2008. This increase was the result of debt issuances (including commercial paper) exceeding debt repayments by $207 million, currency exchange rate changes of $87 million, and other debt related changes of $7 million.

DEFINED BENEFIT PLAN CONTRIBUTIONS

Contributions to our pension and other postretirement benefit plans were $90 million and $120 million for the first quarter of 2008 and 2007, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2008, as well as our actual contributions for the year ended December 31, 2007 (in millions):

	Projected(A) 2008	Actual(A) 2007
Pension – U.S.	$82	$108
Pension – non-U.S.	61	103
Other Postretirement	22	23

Total contributions	$165	$234

(A)	These amounts represent only company-paid contributions.

CONTINGENCIES

For information about our contingencies, including outstanding litigation, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET (plastic), high fructose corn syrup, and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk (none outstanding as of March 28, 2008). Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $110 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 13, 2008, the United States Court of Appeals for the Eleventh Circuit affirmed the dismissal of the derivative lawsuit Staher vs. John Alm, et al., Eleventh Circuit Case No. 07-11653. It is not known whether the plaintiffs will seek further review of this decision.

On March 21, 2008, the United States District Court for the Northern District of Georgia dismissed In re Coca-Cola Enterprises Inc. ERISA Litigation, Master File No.1:06-CV-0953 (TWT). It is not known whether the plaintiffs will appeal.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors,” in our Form 10-K for the year ended December 31, 2007 (“Form 10-K”).

COCA-COLA ENTERPRISES INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the first quarter of 2008:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 through January 25, 2008	38,304	$25.69	—	33,283,579
January 26, 2008 through February 22, 2008	60,772	23.39	—	33,283,579
February 23, 2008 through March 28, 2008	738	24.58	—	33,283,579

Total	99,814	$24.28	—	33,283,579

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
3.1

Restated Certificate of Incorporation of Coca-Cola Enterprises (restated as of April 15, 1992) as amended by Certificate of Amendment date April 21, 1997 and by Certificate of Amendment dated April 26, 2000.

Exhibit 3 to our Current Report of Form 8-K (Date of Report: July 22, 1997); Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

3.2	Bylaws of Coca-Cola Enterprises, as amended through December 11, 2007.	Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Senior Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

COCA-COLA ENTERPRISES INC.

Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC. (Registrant)

Date: April 25, 2008	/s/ William W. Douglas III
William W. Douglas III
Senior Vice President and Chief Financial Officer

Date: April 25, 2008	/s/ Joseph D. Heinrich
Joseph D. Heinrich
Vice President, Controller, and Chief Accounting Officer