Form 10-Q
period 2008-06-27
COCA COLA ENTERPRISES INC
filed 2008-07-23
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

487,830,243 Shares of $1 Par Value Common Stock as of June 27, 2008

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JUNE 27, 2008

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Net operating revenues	$5,935	$5,665	$10,827	$10,232
Cost of sales	3,731	3,499	6,839	6,314

Gross profit	2,204	2,166	3,988	3,918
Selling, delivery, and administrative expenses	1,708	1,646	3,329	3,207
Franchise impairment charge	5,279	—	5,279	—

Operating (loss) income	(4,783)	520	(4,620)	711
Interest expense, net	148	156	290	312
Other nonoperating income (expense), net	4	2	3	(12)

(Loss) income before income taxes	(4,927)	366	(4,907)	387
Income tax (benefit) expense	(1,761)	96	(1,749)	102

Net (loss) income	$(3,166)	$270	$(3,158)	$285

Basic (loss) earnings per share	$(6.52)	$0.56	$(6.51)	$0.59

Diluted (loss) earnings per share	$(6.52)	$0.56	$(6.51)	$0.59

Dividends declared per share	$0.07	$0.06	$0.14	$0.12

Basic weighted average common shares outstanding	485	479	485	479

Diluted weighted average common shares outstanding	485	485	485	484

Income (expense) amounts from transactions with The Coca-Cola Company – Note 5:
Net operating revenues	$165	$173	$297	$324
Cost of sales	(1,784)	(1,582)	(3,240)	(2,870)
Selling, delivery, and administrative expenses	(1)	8	1	14

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	June 27, 2008	December 31, 2007
ASSETS
Current:
Cash and cash equivalents	$135	$170
Trade accounts receivable, less allowances of $45 and $47, respectively	2,944	2,217
Amounts receivable from The Coca-Cola Company	146	144
Inventories	1,256	924
Current deferred income tax assets	173	206
Prepaid expenses and other current assets	488	431

Total current assets	5,142	4,092
Property, plant, and equipment, net	6,735	6,762
Goodwill	604	606
Franchise license intangible assets, net	6,574	11,767
Customer distribution rights and other noncurrent assets, net	836	819

Total assets	$19,891	$24,046

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$3,244	$2,924
Amounts payable to The Coca-Cola Company	594	369
Deferred cash receipts from The Coca-Cola Company	44	48
Current portion of debt	2,427	2,002

Total current liabilities	6,309	5,343
Debt, less current portion	7,243	7,391
Retirement and insurance programs and other long-term obligations	1,382	1,309
Deferred cash receipts from The Coca-Cola Company, less current	98	124
Long-term deferred income tax liabilities	2,319	4,190

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 495,090,877 and 494,079,344 shares, respectively	495	494
Additional paid-in capital	3,259	3,215
(Accumulated deficit) retained earnings	(1,724)	1,527
Accumulated other comprehensive income	617	557
Common stock in treasury, at cost – 7,260,634 and 7,125,872 shares, respectively	(107)	(104)

Total shareowners’ equity	2,540	5,689

Total liabilities and shareowners’ equity	$19,891	$24,046

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	June 27, 2008	June 29, 2007
Cash Flows From Operating Activities:
Net (loss) income	$(3,158)	$285
Adjustments to reconcile net (loss) income to net cash derived from operating activities:
Depreciation and amortization	522	522
Franchise impairment charge	5,279	—
Loss on equity securities	—	14
Net change in customer distribution rights	8	3
Share-based compensation expense	24	18
Deferred funding income from The Coca-Cola Company, net of cash received	(30)	(29)
Deferred income tax (benefit) expense	(1,850)	55
Pension and other postretirement expense less than contributions	(32)	(50)
Net changes in assets and liabilities, net of acquisition amounts	(418)	(447)

Net cash derived from operating activities	345	371

Cash Flows From Investing Activities:
Capital asset investments	(516)	(408)
Capital asset disposals	6	20
Other investing activities	(4)	(6)

Net cash used in investing activities	(514)	(394)

Cash Flows From Financing Activities:
Increase in commercial paper, net	107	969
Issuances of debt	607	270
Payments on debt	(531)	(1,228)
Dividend payments on common stock	(68)	(58)
Exercise of employee share options	17	51
Other financing activities	1	9

Net cash derived from financing activities	133	13

Net effect of exchange rate changes on cash and cash equivalents	1	3

Net Change In Cash and Cash Equivalents	(35)	(7)
Cash and Cash Equivalents At Beginning of Period	170	184

Cash and Cash Equivalents At End of Period	$135	$177

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BUSINESS AND REPORTING POLICIES

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the three and six months ended June 27, 2008 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2008.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”). For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days during the three months ended June 27, 2008 and June 29, 2007, and there was one less selling day during the six months ended June 27, 2008 versus the six months ended June 29, 2007 (based upon a standard five-day selling week).

NOTE 2 – FRANCHISE LICENSE INTANGIBLE ASSETS AND GOODWILL

We do not amortize our franchise license intangible assets and goodwill. Instead, we test these assets for impairment annually (as of the last reporting day of October), or more frequently if events or changes in circumstances indicate they may be impaired. We perform our impairment tests of our franchise license intangible assets and goodwill at the North American and European segment levels, which are our reporting units. The impairment test for our franchise license intangible assets involves comparing the estimated fair value of franchise license intangible assets for a reporting unit to its carrying amount to determine if a write-down to fair value is required. If the carrying amount of the franchise license intangible assets exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess. The impairment test for our goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, and after any

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

franchise impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess.

During the second quarter of 2008, the deterioration of the business environment in North America contributed to our North American financial results and forecasts being significantly lower than the forecasts used to value our North American franchise license intangible assets in our 2007 impairment analysis (performed as of October 26, 2007). In addition, our stock price declined approximately 30 percent during the second quarter of 2008. As a result of these factors, we performed interim impairment tests of our North American franchise license intangible assets and goodwill. The fair values calculated in our interim impairment tests were determined using discounted cash flow models involving assumptions that were based upon what we believe a hypothetical marketplace participant would use in estimating fair value. In developing these assumptions, we compared the resulting estimated enterprise value to our observable market enterprise value.

The results of the interim impairment test of our North American franchise license intangible assets indicated that their estimated fair value was less than their carrying amount. As such, we recorded a $5.3 billion ($3.4 billion net of tax, or $7.06 per common share) non-cash impairment charge to reduce the carrying amount of these assets to their estimated fair value. If, in the future, the estimated fair value of our North American franchise rights were to decline further, it would be necessary to record an additional non-cash impairment charge.

The decline in the estimated fair value of our North American franchise license intangible assets reflects the negative impact of several contributing factors, which resulted in a reduction in the forecasted cash flows and growth rates used to estimate fair value. The key factors impacting our current North American business and near-term outlook include:

•

Difficult macroeconomic conditions in the U.S., including higher food and gas prices, which have contributed to (1) accelerated volume declines for our sparkling beverages and water, particularly in higher-margin 20-ounce packages, which declined approximately 10 percent during the second quarter of 2008, and (2) limited growth in some higher-margin emerging beverage categories.

•	Current and forecasted cost pressures resulting from significant increases in key cost of sales inputs and fuel to levels well beyond historical norms.

The following table summarizes the critical assumptions that were used in estimating fair value:

Critical Assumptions	North America
Estimated average operating income growth (2009 – 2017) (A)	2.00%
Projected long-term operating income growth (B)	2.25%
Weighted average discount rate (C)	8.50%
Capital charge for franchise licenses (D)	1.87%

(A)	The estimated average operating income growth includes an assumed single digit decline in 2009 operating income. The estimated average operating income growth excluding 2009 is 3.5 percent.
(B)	Represents the operating income growth rate used to determine terminal value.
(C)

Represents our targeted weighted average cost of capital (“WACC”) of 7.30 percent plus the impact of a specific risk premium to account for the estimated additional uncertainty associated with our future cash flows primarily due to (1) the continued impact of the challenging marketplace and difficult macroeconomic conditions, particularly on our higher-margin packages; (2) the volatility related to key input costs; and (3) the uncertainty surrounding consumer, customer, competitor, and supplier reaction to our proposed price increase in September 2008. Factors inherent in determining our WACC are (1) the volatility of our common stock; (2) expected interest costs on debt and debt market conditions; and (3) the amounts and relationships of targeted debt and equity capital.

(D)

Represents a charge (deduction) as a percent of revenues to the estimated future cash flows attributable to our franchise licenses for the estimated returns on investments in property, plant, and equipment, net working capital, customer relationships, and assembled workforce.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our North American franchise license intangible assets (the approximate impact of the change in each critical assumption assumes all other assumptions and factors remain constant; in millions, except percentages):

Critical Assumptions	Change	Approximate Impact on Fair Value
WACC	0.20%	$75
Capital charge	0.05%	175
2008 estimated operating income	2.00%	225
2009 estimated operating income	2.00%	200

The following table summarizes the changes in our franchise license intangible assets for the six months ended June 27, 2008 (in millions):

	North America	Europe	Consolidated
Balance at December 31, 2007	$7,692	$4,075	$11,767
Impairment charge	(5,279)	—	(5,279)
Other adjustments (A)	5	81	86

Balance at June 27, 2008	$2,418	$4,156	$6,574

(A)	Primarily relates to non-U.S. currency translation adjustments.

The fair value of our North American reporting unit exceeded its carrying value, after adjusting for the non-cash franchise impairment charge (net of tax). Therefore, our North American goodwill is not impaired.

For additional information about our franchise license intangible assets and goodwill, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 3 – INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of June 27, 2008 and December 31, 2007 (in millions):

	June 27, 2008	December 31, 2007
Finished goods	$884	$610
Raw materials and supplies	372	314

Total inventories	$1,256	$924

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of June 27, 2008 and December 31, 2007 (in millions):

	June 27, 2008	December 31, 2007
Land	$515	$512
Building and improvements	2,678	2,608
Machinery, equipment, and containers	3,941	3,778
Cold drink equipment	6,013	5,749
Vehicle fleet	1,659	1,666
Furniture, office equipment, and software	1,072	1,080

Property, plant, and equipment	15,878	15,393
Less: Accumulated depreciation and amortization	9,348	8,870

	6,530	6,523
Construction in process	205	239

Property, plant, and equipment, net	$6,735	$6,762

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of products of TCCC with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of June 27, 2008. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

In April 2008, our franchise license agreements with TCCC covering our Canadian operations were extended through December 31, 2017. While these agreements contain no automatic right of renewal beyond that date, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements will continue to be renewed and, therefore, are essentially perpetual. The terms of the new agreements are substantially similar to the terms of the previous agreements that covered our Canadian operations.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the three and six months ended June 27, 2008 and June 29, 2007 (in millions):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$100	$108	$184	$208
Dispensing equipment repair services	22	20	41	39
Packaging material sales (preforms)	18	23	33	45
Other transactions	25	22	39	32

Total	$165	$173	$297	$324

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,425)	$(1,390)	$(2,590)	$(2,533)
Purchases of sweeteners	(88)	(97)	(163)	(171)
Purchases of finished products	(436)	(261)	(781)	(464)
Marketing support funding earned	149	148	265	268
Cold drink equipment placement funding earned	16	18	29	30

Total	$(1,784)	$(1,582)	$(3,240)	$(2,870)

Amounts affecting selling, delivery, and administrative expenses	$(1)	$8	$1	$14

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. Marketing support funding programs granted to us provide financial support principally based on our product sales or upon the completion of stated requirements, to offset a portion of the costs to us of the programs. For additional information about our various funding arrangements with TCCC, refer to Notes 1 and 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

During the first quarter of 2008, we entered into certain annual funding arrangements in North America with TCCC that contain provisions that allow TCCC to require us to refund certain amounts paid during the year if we do not meet the stated requirements under the arrangements. Approximately $140 million of the funding under these arrangements is subject to these refund provisions. This funding is planned to be received throughout 2008 and is included in marketing support funding in the preceding table when recognized. These arrangements can be terminated by either party at any time, at which point all future obligations cease.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The activities required under these arrangements were agreed to during the annual joint planning process and include (1) annual pricing and volume targets, and (2) support of shared strategic initiatives. In addition to the provision that allows TCCC to require us to refund certain amounts previously paid, TCCC may also remove some or all of the funding on a prospective basis should we not meet the stated requirements of the arrangements. We have recorded a liability in our Condensed Consolidated Financial Statements for any potential refunds to be paid to TCCC based upon our performance under these arrangements as of June 27, 2008.

NOTE 6 – DEBT

The following table summarizes our debt as of June 27, 2008 and December 31, 2007 (in millions):

	June 27, 2008		December 31, 2007
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$233	2.4%	$289	4.3%
Euro commercial paper	111	4.9	–	–
Canadian dollar commercial paper	233	3.0	182	4.4
U.S. dollar notes due 2008-2037(B)	2,509	5.0	2,236	5.4
Euro and U.K pound sterling notes due 2008-2021(C)	2,088	5.1	2,268	5.3
Canadian dollar notes due 2009	148	5.9	150	5.9
U.S. dollar debentures due 2012-2098	3,785	7.4	3,785	7.4
U.S. dollar zero coupon notes due 2020(D)	202	8.4	194	8.4
Various non-U.S. currency debt and credit facilities	164	—	84	—
Capital lease obligations (E)	157	—	162	—
Other debt obligations	40	—	43	—

Total debt(F)	9,670		9,393

Less: current portion of debt	2,427		2,002

Debt, less current portion	$7,243		$7,391

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.
(B)

In May 2008, we issued a $275 million variable rate note due in 2011. In connection with the issuance of this note, we entered into a floating-to-fixed interest rate swap agreement designated as a cash flow hedge with a maturity corresponding to the underlying debt.

(C)	In March 2008, a 150 million U.K. pound sterling bond, 6.75 percent note ($299 million) matured.
(D)	These amounts are shown net of unamortized discounts of $336 million and $344 million as of June 27, 2008 and December 31, 2007, respectively.
(E)	These amounts represent the present value of our minimum capital lease payments as of June 27, 2008 and December 31, 2007, respectively.
(F)	At June 27, 2008, approximately $1.9 billion of our outstanding debt was issued by our subsidiaries and fully and unconditionally guaranteed by CCE.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency public credit facility with a syndicate of 18 banks.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 27, 2008, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Amounts available for borrowing under additional committed credit facilities totaled approximately $380 million as of June 27, 2008.

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of June 27, 2008. These requirements currently are not restrictive to our liquidity or capital resources.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

In North America, we guarantee repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have a non-controlling equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a non-controlling limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of June 27, 2008 and December 31, 2007 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2008	2007	2008	2007
Manufacturing cooperative	Various through 2015	$239	$240	$203	$203
Vending partnership	November 2009	17	17	12	14

		$256	$257	$215	$217

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

Legal Contingencies

On February 7, 2006, a purported class action lawsuit was filed against us and several of our current and former officers and directors (the “Argento Suit”). The lawsuit alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. Lawsuits virtually identical to this suit, some raising derivative claims under Delaware state law and others bringing claims under the Employees’ Retirement Income Security Act (“ERISA”), were filed in courts in Delaware and Georgia. The Delaware suit named TCCC as a defendant and alleged that we are “controlled” by TCCC to our detriment and to the detriment of our shareowners. The various suits were consolidated in each court by suit type in four separate actions. Amended complaints containing allegations substantially similar to the original suits were also filed in each of the four suits. Each of these suits has now been concluded. In an order dated October 4, 2007, the federal court granted our motion to dismiss the consolidated securities class action in Atlanta, Georgia. The plaintiffs did not appeal this ruling, and this case was concluded. In an order dated March 13, 2007, that same federal court granted our motion to dismiss a related derivative lawsuit. Plaintiffs appealed that ruling, and on March 13, 2008, the appeals court affirmed the lower court’s ruling. The time for further appeals expired and the matter is now concluded. On June 19, 2007, the same trial court granted our motion to dismiss the related ERISA class action.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Plaintiffs subsequently filed an amended ERISA class action complaint and we again moved to dismiss that suit. On March 21, 2008, the court again dismissed the ERISA suit, this time with prejudice, and the plaintiffs did not appeal this ruling. In the Delaware suit, on October 17, 2007, the Delaware court granted our motion to dismiss that derivative action. On June 20, 2008, the Delaware Supreme Court affirmed the dismissal.

During early 2008, the United Kingdom’s Office of Fair Trading (“OFT”) commenced an investigation in connection with the four largest grocery retailers in the United Kingdom, as well as a large number of their suppliers, including us, regarding alleged involvement in the coordination of retail prices among retailers. The investigation is in its very early stages, and we are in the process of gathering data to provide in response to the OFT’s request for information. At this time, it is not possible for us to predict the ultimate outcome of this matter.

There are various other lawsuits and claims pending against us, including claims for injury to persons or property. We believe that such claims are covered by insurance with financially responsible carriers, or we have recognized adequate provisions for losses in our Condensed Consolidated Financial Statements. In our opinion, the losses that might result from such litigation arising from these claims are not expected to have a materially adverse effect on our Condensed Consolidated Financial Statements.

Environmental

At June 27, 2008, there was one federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 40 other federal and 11 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

We are unable to quantify the maximum potential amount of future payments required under our obligation to relocate previously placed equipment because the dates and costs to relocate equipment in the future are not determinable. As of June 27, 2008, our liability for the estimated future costs of relocating equipment that has not met the minimum sales volume was approximately $19 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain, if we are required to act upon our obligations under the Jumpstart Programs.

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

Letters of Credit

At June 27, 2008, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $305 million and letters of credit for certain operating activities aggregating $3 million. These outstanding letters of credit reduce the availability under our $2.5 billion multi-currency credit facility (refer to Note 6).

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Measurement Provisions

On January 1, 2008, we adopted the measurement provisions of Statement of Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (“SFAS 158”) and elected the transition method under which we remeasured our defined benefit pension plan assets and obligations as of January 1, 2008 (first day of our fiscal year) for plans that previously had a measurement date other than December 31. In remeasuring our pension plan assets and obligations, we utilized the same actuarial assumptions that were used in our 2007 measurements, except for the discount rate. We utilized a weighted average discount rate of 6.2 percent in remeasuring our pension plan obligations versus 6.1 percent, which was used in our 2007 measurements. For additional information about our 2007 measurements, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K. The following table summarizes the funded status of our pension plans and the amounts recognized in our balance sheet as of the remeasurement date (in millions):

January 1, 2008
Funded Status:
Projected benefit obligation	$(3,356)
Fair value of plan assets	3,171

Net funded status	(185)

Funded status – overfunded	103
Funded status – underfunded	$(288)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$103
Current liabilities	(9)
Noncurrent liabilities	(279)

Net amount recognized	$(185)

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three and six months ended June 27, 2008 and June 29, 2007 (in millions):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Components of net periodic benefit costs:
Service cost	$36	$37	$73	$73
Interest cost	51	43	102	86
Expected return on plan assets	(62)	(53)	(125)	(106)
Amortization of prior service costs	1	1	2	2
Recognized actuarial loss	8	14	16	28

Net periodic benefit cost	$34	$42	$68	$83

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all of our U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs and the specific cost to us for those programs and other postretirement healthcare is not significant. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three and six months ended June 27, 2008 and June 29, 2007 (in millions):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Components of net periodic benefit costs:
Service cost	$2	$4	$5	$7
Interest cost	5	6	10	12
Amortization of prior service credit	(3)	(4)	(7)	(7)
Recognized actuarial loss	—	1	—	2

Net periodic benefit cost	$4	$7	$8	$14

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contributions

Contributions to our pension and other postretirement benefit plans totaled $108 million and $147 million during the six months ended June 27, 2008 and June 29, 2007, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2008, as well as our actual contributions for the year ended December 31, 2007 (in millions):

	Projected(A) 2008	Actual(A) 2007
Pension - U.S.	$82	$108
Pension - non-U.S.	61	103
Other Postretirement	22	23

Total contributions	$165	$234

(A)	These amounts represent only company-paid contributions.

NOTE 9 – INCOME TAXES

Our effective tax rate was a benefit of 36 percent and a provision of 26 percent for the six months ended June 27, 2008 and June 29, 2007, respectively. The following table provides a reconciliation of the income tax (benefit) provision at the statutory federal rate to our actual income tax (benefit) provision for the six months ended June 27, 2008 and June 29, 2007 (in millions):

	Six Months Ended
	2008	2007
U.S. federal statutory (benefit) expense	$(1,717)	$135
U.S. state (benefit) expense, net of federal benefit	(168)	8
Taxation of European and Canadian operations, net	8	(42)
Valuation allowance (A)	117	—
Rate and law changes, net (B)	7	(5)
Nondeductible items	6	6
Other, net	(2)	—

Total (benefit) provision for income taxes (C)	$(1,749)	$102

(A)

This amount includes a $115 million valuation allowance for certain of our deferred tax assets in Canada as a result of the non-cash franchise impairment charge recorded during the second quarter of 2008.

(B)	The 2008 amount primarily relates to the deferred tax impact of merging certain of our subsidiaries during the first quarter of 2008.
(C)

The 2008 amount includes a net income tax benefit totaling $1.9 billion related to the non-cash franchise impairment charge recorded during the second quarter of 2008. This net income tax benefit does not impact our current or future cash taxes. For additional information about the non-cash franchise impairment charge, refer to Note 2.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – (LOSS) EARNINGS PER SHARE

We calculate our basic (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Our diluted (loss) earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted (loss) earnings per share. The following table summarizes our basic and diluted (loss) earnings per share calculations for the three and six months ended June 27, 2008 and June 29, 2007 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Net (loss) income	$(3,166)	$270	$(3,158)	$285

Basic weighted average common shares outstanding (A)	485	479	485	479
Effect of dilutive securities (B)	–	6	–	5

Diluted weighted average common shares outstanding (A)	485	485	485	484

Basic (loss) earnings per share	$(6.52)	$0.56	$(6.51)	$0.59

Diluted (loss) earnings per share	$(6.52)	$0.56	$(6.51)	$0.59

(A)

At June 27, 2008 and June 29, 2007, we were obligated to issue, for no additional consideration, 1.1 million and 1.4 million common shares, respectively, under deferred stock plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share for each period presented.

(B)

For the three and six months ended June 27, 2008, all outstanding options to purchase common shares were excluded from the calculation of diluted earnings per share because their effect on our loss per common share was antidilutive. Options to purchase 45 million shares were outstanding as of June 29, 2007. Of this amount, options to purchase 30 million common shares for both the three and six months ended June 29, 2007 were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the six months ended June 27, 2008, we granted approximately 80,300 restricted shares (units) and 47,400 share options. We issued an aggregate of 831,100 shares of common stock from the exercise of share options during the six months ended June 27, 2008. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

Dividend payments on our common stock totaled $68 million and $58 million during the six months ended June 27, 2008 and June 29, 2007, respectively. In February 2008, we increased our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension liability adjustments, unrealized gains and losses on certain investments in marketable equity securities, and effective changes in the fair value of derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. The following table summarizes our comprehensive (loss) income for the three and six months ended June 27, 2008 and June 29, 2007 (in millions):

	Three Months Ended		Six Months Ended
	2008	2007	2008	2007
Net (loss) income	$(3,166)	$270	$(3,158)	$285
Currency translations	28	126	67	149
Net investment hedges, net of tax	—	(4)	(24)	(7)
Pension liability adjustments, net of tax (A)	(4)	9	1	16
Other adjustments, net of tax (B)	(6)	(5)	1	(9)

Net comprehensive income adjustments, net of tax	18	126	45	149

Comprehensive (loss) income	$(3,148)	$396	$(3,113)	$434

(A)

On January 1, 2008, we recorded a $15 million net of tax gain in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet as a result of changing our measurement date for our pension plans from September 30 to December 31 under SFAS 158. For additional information about the adoption of SFAS 158, refer to Notes 8 and 15.

(B)

The aggregate gross unrealized loss on our investment in certain marketable equity securities was approximately $5 million as of June 27, 2008. This investment has been in an unrealized loss position for less than one month. The aggregate related fair value of this investment was approximately $19 million as of June 27, 2008. We have concluded that the unrealized loss is temporary, and we have the ability and intent to continue to hold this investment.

Net Investment Hedges

In August 2007, we entered into a series of two-year cross-currency interest rate swap agreements as net investment hedges of our international subsidiaries. The purpose of these hedges is to protect against adverse movements in exchange rates. At June 27, 2008, our cross-currency interest rate swap agreements had a total fair value of approximately $69 million (excluding interest accruals), which was recorded in retirement and insurance programs and other long-term obligations on our Condensed Consolidated Balance Sheet. We have recorded a cumulative net of tax loss totaling $43 million in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet, related to these hedges.

NOTE 12 – RESTRUCTURING ACTIVITIES

2007 and 2008 Program

During the three and six months ended June 27, 2008, we recorded restructuring charges totaling $18 million and $49 million, respectively, and during the three and six months ended June 29, 2007, we recorded restructuring charges totaling $35 million and $61 million, respectively. These charges, included in selling, delivery, and administrative expenses, were related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American and European operations, and our Corporate headquarters. Through this restructuring program we are (1) enhancing standardization in our operating structure and business practices; (2) creating a more efficient supply chain and order fulfillment structure; (3) improving customer service in North America through the implementation of a new selling system for smaller customers; and (4) streamlining and reducing the cost structure of back office functions in the areas of accounting, human resources, and information technology. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $130 million.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We expect to be substantially complete with these restructuring activities by the end of 2009 and expect a net job reduction of approximately 5 percent of our total workforce, or approximately 3,500 positions. The following table summarizes these restructuring activities for the year ended December 31, 2007 and for the six months ended June 27, 2008 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2006	$—	$—	$—
Provision	78	43	121
Cash payments	(42)	(35)	(77)
Non-cash	—	(1)	(1)

Balance at December 31, 2007	$36	$7	$43
Provision	26	23	49
Cash payments	(30)	(26)	(56)

Balance at June 27, 2008	$32	$4	$36

For additional information about our restructuring activities, refer to Note 16 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 13 – OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores, Inc. (and its affiliated companies) accounted for approximately 12 percent and 11 percent of our net operating revenues during the six months ended June 27, 2008 and June 29, 2007, respectively. No single customer accounted for more than 10 percent of our net operating revenues in Europe during the six months ended June 27, 2008 and June 29, 2007.

We evaluate our operating segments separately to individually monitor the different factors affecting their financial performance. Segment income or loss includes substantially all of the segment’s cost of production, distribution, and administration. Our information technology, share-based compensation, and debt portfolio are all managed on a global basis and, therefore, expenses and/or costs attributable to these items are included in our corporate operating segment. In addition, certain administrative expenses for departments that support our segments such as legal, treasury, and risk management are included in our corporate operating segment. We evaluate segment performance and allocate resources based on several factors, of which net revenues and operating income are the primary financial measures.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes selected financial information about our operating segments for the three and six months ended June 27, 2008 and June 29, 2007 (in millions):

	North America (A)	Europe (B)	Corporate	Consolidated
Three months ended June 27, 2008:
Net operating revenues	$4,036	$1,899	$—	$5,935
Operating (loss) income (C)	(4,947)	287	(123)	(4,783)

Three months ended June 29, 2007:
Net operating revenues	$3,929	$1,736	$—	$5,665
Operating income (D)	364	261	(105)	520

Six months ended June 27, 2008:
Net operating revenues	$7,389	$3,438	$—	$10,827
Operating (loss) income (E)	(4,841)	458	(237)	(4,620)
Capital asset investments	322	165	29	516

Six months ended June 29, 2007:
Net operating revenues	$7,166	$3,066	$—	$10,232
Operating income (F)	537	392	(218)	711
Capital asset investments	250	133	25	408

(A)	Canada contributed approximately 10 percent and 9 percent of North America’s net operating revenues during the six months ended June 27, 2008 and June 29, 2007, respectively.
(B)	Great Britain contributed approximately 40 percent and 42 percent of Europe’s net operating revenues during the six months ended June 27, 2008 and June 29, 2007, respectively.
(C)

For the three months ended June 27, 2008, our operating income in North America, Europe, and Corporate included restructuring charges totaling $9 million, $3 million, and $6 million, respectively. Our North American operating income also included a $5.3 billion non-cash franchise impairment charge. For additional information about the non-cash franchise impairment charge and restructuring charges, refer to Notes 2 and 12, respectively.

(D)

For the three months ended June 29, 2007, our operating income in North America, Europe, and Corporate included restructuring charges totaling $27 million, $4 million, and $4 million, respectively. Our Corporate operating income also included $8 million related to a legal settlement accrual reversal.

(E)

For the six months ended June 27, 2008, our operating income in North America, Europe, and Corporate included restructuring charges totaling $35 million, $5 million, and $9 million, respectively. Our North American operating income also included a $5.3 billion non-cash franchise impairment charge.

(F)

For the six months ended June 29, 2007, our operating income in North America, Europe, and Corporate included restructuring charges totaling $49 million, $5 million, and $7 million, respectively. Our Corporate operating income also included $8 million related to a legal settlement accrual reversal.

NOTE 14 – OTHER EVENTS AND TRANSACTIONS

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 15 – NEW ACCOUNTING STANDARDS

Recently Issued Standards

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within footnote disclosures to enable financial statement users to locate important information about derivative instruments. This statement is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquisition method of accounting to be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except as it relates to certain income tax accounting matters. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. As of June 27, 2008, our minority interest totaled $19 million, which was included in retirement and insurance programs and other long-term obligations on our Condensed Consolidated Balance Sheets. We are still in the process of evaluating the impact SFAS 160 will have on our Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We are still in the process of evaluating the impact FSP 03-6-1 will have on our Consolidated Financial Statements. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective for us on January 1, 2009. We are still in the process of evaluating the impact FSP 142-3, but do not expect it to have a material impact on our Consolidated Financial Statements. For additional information about our franchise license intangible assets, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K.

Recently Adopted Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. This statement was effective for us on January 1, 2008. We did not apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS 158, which requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined pension and other postretirement benefit plans as of the date of the company’s fiscal year end; and (4) provide enhanced disclosures. The provisions of SFAS 158 were effective for our year ended December 31, 2006, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for the year ended December 31, 2008. On January 1, 2008, we recorded a $24 million, net of tax, charge to retained earnings to reflect the impact of changing our measurement date from September 30 to December 31. For additional information about the adoption of SFAS 158, refer to Notes 8 and 11.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this statement is effective for us on January 1, 2009.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As it relates to our non-pension financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact on our Condensed Consolidated Financial Statements. We are still in the process of evaluating the impact that SFAS 157 will have on our pension related financial assets and our nonfinancial assets and liabilities not valued on a recurring basis (at least annually), including our franchise license intangible assets and goodwill.

The following table summarizes our non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of June 27, 2008 (in millions):

	June 27, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (A)	$101	$101	$—	$—
Marketable equity securities (B)	19	19	—	—
Derivative assets (C)	21	—	21	—

Total assets	$141	$120	$21	$—

Derivative liabilities (C)	$73	$—	$73	$—

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

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective for us on January 1, 2008. The adoption of EITF 06-11 did not have a material impact on our Condensed Consolidated Financial Statements.

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the second quarter and first six months of 2008 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2008.

Relationship with The Coca-Cola Company

We are a marketer, producer, and distributor principally of products of TCCC with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of June 27, 2008. Our financial results are greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

North American Business Environment

Our financial results in the second quarter of 2008 include the impact of a $5.3 billion pre-tax non-cash impairment charge to reduce the carrying value of our North American franchise license intangible assets to their estimated fair value. The recording of this non-cash impairment charge reflects the impact of the following key factors on our current North American business and near-term outlook:

•

Difficult macroeconomic conditions in the U.S., including higher food and gas prices, which have contributed to (1) accelerated volume declines for our sparkling beverages and water, particularly in higher-margin 20-ounce packages, which declined approximately 10 percent during the second quarter of 2008, and (2) limited growth in some higher-margin emerging beverage categories.

COCA-COLA ENTERPRISES INC.

•	Current and forecasted cost pressures resulting from significant increases in key cost of sales inputs and fuel to levels well beyond historical norms.

These dramatic changes in the North American market and business environments necessitate the immediate resolution of certain fundamental issues within our business. To that end, we plan to immediately address several issues, including:

•	Establishing pricing levels that cover our input costs and begin balancing value and volume across all packages and channels;

•	Investing in single-serve consumption channels in order to stimulate consumer demand and attract new consumers to our products; and

•	Further strengthen our execution and reduce our operating expenses.

In addition to these immediate items, we will review our North American operations to evaluate how best to accelerate and expand the scope and pace of change in key operating areas and will look at fundamental issues and opportunities including, but not limited to, system supply chain, operations, and price-package architecture with the goal of developing solutions that will drive long-term, sustainable profit and volume growth in North America.

Financial Results

During the second quarter of 2008, we had a net loss of $3.2 billion, or $6.52 per common share, compared to net income of $270 million, or $0.56 per diluted common share, in the second quarter of 2007.

The following items of significance impacted our second quarter of 2008 results when compared to the second quarter of 2007:

•

a $5.3 billion ($3.4 billion net of tax, or $7.06 per common share) non-cash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of an interim impairment test of these assets;

•	an $18 million ($11 million net of tax, or $0.02 per common share) charge related to restructuring activities, primarily in North America; and

•	a $1 million benefit from various tax rate changes.

The following items of significance impacted our second quarter of 2007 results when compared to the second quarter of 2008:

•	a $35 million ($21 million net of tax, or $0.04 per diluted common share) charge related to restructuring activities, primarily in North America;

•	a $13 million ($8 million net of tax, or $0.02 per diluted common share) benefit from a legal settlement accrual reversal;

•	a $5 million ($3 million net of tax, or $0.01 per diluted common share) loss on the extinguishment of debt; and

•	a $5 million ($0.01 per diluted common share) benefit from U.S. state tax rate changes.

Our results in the second quarter of 2008 reflect the impact of (1) the $5.3 billion non-cash pre-tax franchise impairment charge in North America; (2) weak macroeconomic conditions in the U.S., which contributed to lower sales of our higher-margin packages, particularly for 20-ounce sparkling beverages and water; (3) increased pricing in both North America and Europe, with the North American pricing growth being attributable to the benefit of product mix shifts associated with higher-priced still beverages and a modest rate increase for our sparkling beverages; (4) a decline in European volume due to a two-week labor disruption in France that interrupted production and customer deliveries across our continental European territories; (5) the benefit of continued growth of Coca-Cola

COCA-COLA ENTERPRISES INC.

Zero and additions to our still beverages portfolio, including glacéau; (6) increased input costs, particularly in North America, driven by significantly higher raw material costs and package mix shifts associated with higher cost still beverages, which are purchased as finished goods from TCCC; (7) increased delivery costs as a result of substantially higher fuel prices; (8) favorable currency exchange rate changes; and (9) a lower underlying effective tax rate due to changes in the mix of income between North America and Europe.

North America Results

During the second quarter of 2008, our net price per case grew 4.0 percent as a result of the positive mix shift associated with our new still beverages, principally glacéau products, and a modest rate increase for our sparkling beverages. Our North American sales volume declined 1.5 percent during the quarter, reflecting the impact of increasingly difficult macroeconomic conditions and a challenging marketplace that limited sales and exacerbated the overall softness for sparkling beverages and water, particularly in higher-margin 20-ounce packages. Rising food and gas prices have limited available discretionary income for many U.S. consumers, which contributed to a decline of approximately 10 percent in our higher-margin 20-ounce sparkling beverage and water packages. Despite soft volume trends in the sparkling beverage category, we experienced continued success from Coca-Cola Zero, modest growth in our energy drink portfolio, and renewed growth in our Fanta brands. Our still beverage portfolio experienced double-digit growth, which was primarily driven by our recent product and package additions. Our bottle and can cost of sales per case increased 7.5 percent during the quarter, reflecting the impact of continued increases in the cost of key raw materials as well as higher-priced finished goods, such as glacéau products. In addition, our operating expenses in North America were negatively impacted by significantly higher fuel prices.

Europe Results

In Europe, a two-week labor disruption at two of our production facilities in France interrupted production and customer deliveries across our continental European territories and led to a volume decline of 1.0 percent during the quarter. Subsequent to the resolution of the labor dispute, our volume trends improved, driven by strong growth in Coca-Cola Zero and still beverages. Our volume also benefited from strong promotional activity surrounding the Euro 2008 soccer tournament, Europe’s largest sporting event this year. Net pricing per case increased 2.5 percent and bottle and can costs per case increased 2.0 percent, which were in-line with expectations. Our European results also benefited from currency exchange rate changes.

OPERATIONS REVIEW

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	Second Quarter		First Six Months
	2008	2007	2008	2007
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9	61.8	63.2	61.7

Gross profit	37.1	38.2	36.8	38.3
Selling, delivery, and administrative expenses	28.8	29.0	30.7	31.4
Franchise impairment charge	88.9	0.0	48.8	0.0

Operating (loss) income	(80.6)	9.2	(42.7)	6.9
Interest expense, net	2.5	2.8	2.7	3.0
Other nonoperating income (expense), net	0.1	0.0	0.0	(0.1)

(Loss) income before income taxes	(83.0)	6.4	(45.4)	3.8
Income tax (benefit) expense	(29.7)	1.6	(16.2)	1.0

Net (loss) income	(53.3)%	4.8%	(29.2)%	2.8%

COCA-COLA ENTERPRISES INC.

Operating (Loss) Income

The following table summarizes our operating income by operating segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter				First Six Months
	2008		2007		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
North America(A)	$(4,947)	103.5%	$364	70.0%	$(4,841)	105.0%	$537	75.5%
Europe	287	(6.0)	261	50.0	458	(10.0)	392	55.0
Corporate	(123)	2.5	(105)	(20.0)	(237)	5.0	(218)	(30.5)

Consolidated	$(4,783)	100.0%	$520	100.0%	$(4,620)	100.0%	$711	100.0%

(A)

Our North American operating income for the second quarter and first six months of 2008 includes a $5.3 billion pre-tax non-cash franchise impairment charge. For additional information about the non-cash franchise impairment charge, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

During the second quarter and first six months of 2008, we had an operating loss of $4.8 billion and $4.6 billion, respectively, compared to operating income of $520 million and $711 million during the second quarter and first six months of 2007, respectively. The following table summarizes the significant components of the change in our operating (loss) income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2008		First Six Months 2008
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating (loss) income:
Impact of bottle and can price, cost, and mix on gross profit	$15	3.0%	$—	0.0%
Impact of bottle and can volume on gross profit	(25)	(5.0)	1	0.0
Impact of bottle and can selling day shift on gross profit	—	0.0	(23)	(3.0)
Impact of post mix, non-trade, and other on gross profit	(13)	(2.5)	(24)	(3.5)
Selling, delivery, and administrative expenses	(27)	(5.0)	(36)	(5.0)
Franchise impairment charge	(5,279)	(1,015.0)	(5,279)	(743.0)
Net impact of restructuring charges	17	3.0	12	1.5
Legal settlement accrual reversal	(8)	(1.5)	(8)	(1.0)
Currency exchange rate changes	20	4.0	27	4.0
Other changes	(3)	(0.5)	(1)	0.0

Change in operating (loss) income	$(5,303)	(1,019.5)%	$(5,331)	(750.0)%

Net Operating Revenues

Net operating revenues increased 5.0 percent in the second quarter of 2008 to $5.9 billion from $5.7 billion in the second quarter of 2007 and increased 6.0 percent in the first six months of 2008 to $10.8 billion from $10.2 billion in the first six months of 2007. The percentage of our second quarter and first six months of 2008 net operating revenues derived from North America and Europe was 68 percent and 32 percent, respectively.

Our 2008 net operating revenues in North America reflect the positive impact of increased pricing associated with product and package mix shifts and modest rate increases for our sparkling beverages, offset by weak volume trends in the sparkling beverage category, particularly in higher-margin 20-ounce packages. Despite the persistent sparkling beverage category softness, we continued to benefit from the strong performance of Coca-Cola Zero, and experienced modest growth in our energy drink portfolio. In Europe, our net operating revenues benefited from our “boost zone” marketing initiatives and strong promotional activity surrounding the Euro 2008 soccer tournament. These positive factors were offset by a two-week labor disruption at two of our production facilities in France that interrupted production and customer deliveries across our continental European territories, and led to a volume decline for the quarter. Subsequent to the resolution of the labor dispute, our volume trends improved, driven by strong growth in Coca-Cola Zero and still beverages.

COCA-COLA ENTERPRISES INC.

Net operating revenue per case increased 6.0 percent in the second quarter of 2008 versus the second quarter of 2007 and increased 6.5 percent in the first six months of 2008 versus the first six months of 2007. The following table summarizes the significant components of the change in our net operating revenue per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2008			First Six Months 2008
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in net operating revenue per case:
Bottle and can net price per case	4.0%	2.5%	3.5%	4.5%	2.0%	3.5%
Excise tax free sales	0.0	(0.5)	0.0	0.0	(0.5)	0.0
Post mix, non-trade, and other	(1.0)	(0.5)	(1.0)	(1.0)	(0.5)	(1.0)
Currency exchange rate changes	1.0	9.0	3.5	1.0	9.0	4.0

Change in net operating revenue per case	4.0%	10.5%	6.0%	4.5%	10.0%	6.5%

During the second quarter and the first six months of 2008, our bottle and can sales accounted for 91 percent of our total net operating revenues. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher-margin packages that are sold through higher- margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing.

The increase in our second quarter of 2008 bottle and can net price per case was driven in North America by the positive mix shift associated with our new still beverages, principally glacéau products, and modest rate increases for our sparkling beverages. These positive factors were offset partially by significantly lower sales of higher-priced single-serve packages, particularly for our sparkling beverages and water. During September 2008, we plan to implement a mid-to-high single-digit rate increase primarily targeting our U.S. multi-serve consumption channels. This pricing action is largely necessitated by the continued increases in our key input costs and lower sales of our higher-margin single-serve packages, and will enable us to increase our investment in our U.S. single-serve consumption channels in order to stimulate consumer demand for our higher-margin packages. This pricing action may cause TCCC to increase concentrate prices and/or adjust marketing funding provided to us.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the U.S., we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative of the North American bottling system. Coupon and loyalty programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $700 million and $678 million in the second quarter of 2008 and 2007, respectively, and $1.3 billion and $1.2 billion in the first six months of 2008 and 2007, respectively. The cost of these various programs as a percentage of gross revenues was approximately 7.0 percent in the second quarter and first six months of 2008 and 2007.

COCA-COLA ENTERPRISES INC.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of one less selling day during the first six months of 2008 versus the first six months of 2007 (selling days were the same in the second quarter of 2008 and 2007; rounded to the nearest 0.5 percent):

	Second Quarter 2008			First Six Months 2008
	North America	Europe	Consolidated	North America	Europe	Consolidated
Change in volume	(1.5)%	(1.0)%	(1.0)%	(1.5)%	1.5%	(0.5)%
Impact of selling day shift(A)	n/a	n/a	n/a	1.0	1.0	0.5

Change in volume, adjusted for selling day shift	(1.5)%	(1.0)%	(1.0)%	(0.5)%	2.5%	0.0%

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week) and rounding due to our 0.5 percent rounding convention.

North America comprised 75 percent of our consolidated bottle and can volume during the second quarter and first six months of 2008 and 2007. Great Britain contributed 44 percent and 43 percent of our European bottle and can volume during the second quarter and first six months of 2008, respectively. Great Britain contributed 44 percent and 42 percent of our European bottle and can volume during the second quarter and first six months of 2007, respectively.

Brands

The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of one less selling day during the first six months of 2008 versus the first six months of 2007 (selling days were the same in the second quarter of 2008 and 2007; rounded to the nearest 0.5 percent):

	Second Quarter 2008		First Six Months 2008
	Change	Percent of Total	Change	Percent of Total
North America:
Coca-Cola trademark	(3.5)%	55.0%	(3.0)%	56.0%
Sparkling flavors and energy	(4.0)	24.0	(3.5)	24.5
Juices, isotonics, and other	17.5	11.5	21.0	10.5
Water	1.5	9.5	(0.5)	9.0

Total	(1.5)%	100.0%	(0.5)%	100.0%

Europe:
Coca-Cola trademark	(2.0)%	68.0%	0.5%	68.5%
Sparkling flavors and energy	(2.5)	18.0	3.5	17.5
Juices, isotonics, and other	4.5	11.0	12.0	11.0
Water	6.0	3.0	6.0	3.0

Total	(1.0)%	100.0%	2.5%	100.0%

Consolidated:
Coca-Cola trademark	(3.0)%	58.5%	(2.0)%	59.0%
Sparkling flavors and energy	(4.0)	22.5	(2.0)	22.5
Juices, isotonics, and other	14.0	11.0	18.5	11.0
Water	2.0	8.0	0.5	7.5

Total	(1.0)%	100.0%	0.0%	100.0%

In North America, our second quarter of 2008 sales volume decreased 1.5 percent versus the second quarter of 2007. Our overall sales volume was impacted by soft economic conditions that contributed to lower sales of our higher-margin packages, particularly for 20-ounce sparkling beverages and water, which declined approximately 10 percent year-over-year. We experienced a 3.5 percent decline in our regular Coca-Cola trademark products, which included a 2.5 percent decline in our regular Coca-Cola trademark products and a 5.0 percent decline in our zero-sugar Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was primarily attributable to a 1.5 percent decline in the sales of Coca-Cola classic, but also reflects reduced sales of

COCA-COLA ENTERPRISES INC.

Cherry Coke and Vanilla Coke. The decrease in our zero-sugar Coca-Cola trademark products was primarily driven by lower sales of Diet Coke and caffeine-free Diet Coke. Partially offsetting the decline in our zero-sugar Coca-Cola trademark category was significant year-over-year growth in the sale of Coca-Cola Zero, which increased over 30 percent. Coca-Cola Zero is a major component of our “Red, Black, and Silver” three-cola initiative, which is designed to maximize the profitability of brand Coca-Cola.

Our sparkling flavors and energy volume in North America declined 4.0 percent during the second quarter of 2008 versus the second quarter of 2007. This decrease was primarily driven by certain of our sugared sparkling beverages, including Sprite and Dr Pepper products, which declined 4.0 percent and 2.0 percent, respectively. The decline was partially offset by a 7.5 percent increase in our energy drink portfolio and a 7.0 percent increase in sales of Fanta products, including both light and regular flavors. Our energy drink portfolio growth was driven by sales of NOS energy drinks, which were introduced during the third quarter of 2007, and a modest increase in the sale of Rockstar products. This growth was offset partially by a decline in Full Throttle sales. Our juices, isotonics, and other volume continued to expand during the second quarter of 2008 with sales volume increasing 17.5 percent. A primary driver of this growth was recent product additions, including glacéau’s vitaminwater, Campbell’s, and FUZE beverages. We experienced an 11.0 percent decline in our tea portfolio, a 4.0 percent decline in the sale of POWERade, and a 12.0 percent volume decrease in Minute Maid products, which partially limited growth in this brand category. The decline in regular POWERade was offset partially by the introduction of POWERade Zero, a zero-calorie sports drink, during the second quarter of 2008. Sales volume of our water brands increased 1.5 percent, reflecting the negative impact of a 14.5 percent decline in single-serve Dasani packages, offset by a 12.5 percent increase in multi-serve Dasani packages and the introduction of glacéau’s smartwater.

In Europe, our second quarter 2008 sales volume decreased 1.0 percent. This decrease was attributable to a two-week labor disruption at two of our production facilities in France that interrupted production and customer deliveries across our continental European territories. While overall volume declined in continental Europe by 2.5 percent, Coca-Cola Zero continued to grow significantly and benefited from strong marketing activity surrounding the Euro 2008 soccer tournament. Great Britain experienced a modest increase in sales volume of 0.5 percent. This increase was driven by strong volume growth of our regular sparkling beverages, including

Coca-Cola, Sprite, and Dr Pepper. We continued to benefit from the success of our “boost zone” marketing initiatives, and also introduced glacéau’s vitaminwater in Great Britain during the second quarter of 2008.

Our Coca-Cola trademark products in Europe decreased 2.0 percent during the second quarter of 2008 as compared to the second quarter of 2007. This decrease was primarily driven by volume declines of 1.0 percent and 2.0 percent for Coca-Cola and Diet Coke, respectively, offset partially by a 6.5 percent increase in sales of Coca-Cola Zero. Our sparkling flavors and energy volume in Europe decreased 2.5 percent during the second quarter of 2008, primarily due to lower sales of Fanta and Schweppes products, which declined 7.5 percent and 4.0 percent, respectively. These declines were partially offset by a 2.5 percent increase in sales of Sprite products and an 11.0 percent increase in sales of Dr Pepper products. Our juices, isotonics, and other volume increased 4.5 percent during the second quarter of 2008 driven by strong growth in Capri-Sun and the introduction of Fanta still.

COCA-COLA ENTERPRISES INC.

Consumption

The following table summarizes our volume results by consumption type for the periods presented, as adjusted to reflect the impact of one less selling day during the first six months of 2008 versus the first six months of 2007 (selling days were the same in the second quarter of 2008 and 2007; rounded to the nearest 0.5 percent):

	Second Quarter 2008		First Six Months 2008
	Change	Percent of Total	Change	Percent of Total
North America:
Multi-serve (A)	(1.5)%	73.0%	(0.5)%	73.0%
Single-serve (B)	(0.5)	27.0	(1.0)	27.0

Total	(1.5)%	100.0%	(0.5)%	100.0%

Europe:
Multi-serve (A)	(3.5)%	57.0%	2.5%	57.5%
Single-serve (B)	2.5	43.0	2.0	42.5

Total	(1.0)%	100.0%	2.5%	100.0%

Consolidated:
Multi-serve (A)	(2.0)%	69.0%	0.0%	69.0%
Single-serve (B)	0.5	31.0	0.0	31.0

Total	(1.0)%	100.0%	0.0%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.

(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

The decrease in our North American single-serve packages during the second quarter of 2008 reflects a decline of approximately 10 percent in our higher-margin 20-ounce sparkling beverage and water packages, offset partially by single-serve volume growth attributable to our new still beverages, principally glacéau products, and the introduction of 16-ounce sparkling beverage packages as part of our “Summer Chill” initiative. These new products and packages, however, provide a lower profit margin then the profit margin generated by our 20-ounce sparkling beverages and water.

COCA-COLA ENTERPRISES INC.

Packages

The following table summarizes our volume results by major package category for the periods presented, as adjusted to reflect the impact of one less selling day during the first six months of 2008 versus the first six months of 2007 (selling days were the same in the second quarter of 2008 and 2007; rounded to the nearest 0.5 percent):

	Second Quarter 2008		First Six Months 2008
	Change	Percent of Total	Change	Percent of Total
North America:
Cans	(4.0)%	58.0%	(3.0)%	58.0%
PET (plastic)	3.0	40.5	2.5	41.0
Glass and other	1.5	1.5	3.5	1.0

Total	(1.5)%	100.0%	(0.5)%	100.0%

Europe:
Cans	(2.0)%	39.0%	2.0%	38.5%
PET (plastic)	(0.5)	45.0	2.0	45.5
Glass and other	(1.0)	16.0	3.5	16.0

Total	(1.0)%	100.0%	2.5%	100.0%

Consolidated:
Cans	(3.5)%	53.0%	(2.0)%	53.0%
PET (plastic)	2.0	42.0	2.5	42.0
Glass and other	(0.5)	5.0	3.5	5.0

Total	(1.0)%	100.0%	0.0%	100.0%

Cost of Sales

Cost of sales increased 6.5 percent in the second quarter of 2008 to $3.7 billion from $3.5 billion in the second quarter of 2007 and increased 8.5 percent in the first six months of 2008 to $6.8 billion from $6.3 billion in the first six months of 2007.

Cost of sales per case increased 8.0 percent in the second quarter of 2008 versus the second quarter of 2007 and increased 9.0 percent in the first six months of 2008 versus the first six months of 2007. The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2008			First Six Months 2008
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	7.5%	2.0%	5.5%	8.0%	2.0%	6.0%
Excise tax free sales	0.0	(1.0)	0.0	0.0	(0.5)	0.0
Post mix, non-trade, and other	(1.5)	0.5	(1.0)	(1.5)	0.5	(1.0)
Currency exchange rate changes	1.0	9.0	3.5	1.0	9.0	4.0

Change in cost of sales per case	7.0%	10.5%	8.0%	7.5%	11.0%	9.0%

During the second quarter and first six months of 2008, our bottle and can ingredient and packaging costs increased as a result of significantly higher raw material costs, including HFCS (sweetener), PET (plastic), and aluminum. In addition, we experienced increased costs as a result of product and package mix shifts associated with higher cost glacéau products, which are purchased as finished goods from TCCC, and other still beverages.

During the first quarter of 2008, we began estimating the cost of our purchases of HFCS (sweetener) using the actual cost of purchases made to date (including estimated rebates) rather than an average expected cost for the

COCA-COLA ENTERPRISES INC.

full year. This change was made due to the fact that our supplier began making additional information available to us regarding the actual cost of our HFCS (sweetener) purchases. As a result of this change, our costs of sales during the second quarter and first six months of 2008 were reduced by approximately $13 million and $27 million, respectively. We estimate that this change will increase our costs of sales in the third and fourth quarters by approximately $3 million and $24 million, respectively.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (“SD&A”) expenses increased $62 million, or 4.0 percent, in the second quarter of 2008 to $1.7 billion and increased $122 million, or 4.0 percent, in the first six months of 2008 to $3.3 billion. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2008		First Six Months 2008
	Amount	Percent Change of Total	Amount	Percent Change of Total
Changes in SD&A expenses:
Administrative	$(15)	(1.0)%	$(11)	(0.5)%
Delivery and merchandising	14	1.0	26	1.0
Selling and marketing	18	1.0	20	0.5
Warehousing	14	1.0	29	1.0
Depreciation and amortization	(4)	0.0	(24)	(1.0)
Net impact of restructuring charges	(17)	(1.0)	(12)	(0.5)
Legal settlement accrual reversal	8	0.5	8	0.5
Currency exchange rate changes	44	2.5	90	3.0
Other expenses	—	0.0	(4)	0.0

Change in SD&A expenses	$62	4.0%	$122	4.0%

SD&A expenses as a percentage of net operating revenues was 28.8 percent and 29.0 percent in the second quarter of 2008 and 2007, respectively, and 30.7 percent and 31.4 percent in the first six months of 2008 and 2007, respectively. Our SD&A expenses continued to benefit from operating expense initiatives that have improved the operational efficiency of our organization. In addition, our SD&A expenses benefited from a decline in depreciation expense and restructuring charges, and lower year-over-year compensation expense related to the expected achievement of performance targets under our annual incentive programs. These positive factors were offset partially by increased delivery costs attributable to substantially higher fuel prices, higher warehousing costs due to an increase in the number of SKUs associated with our expanded product portfolio, and currency exchange rate changes.

During the second quarter and first six months of 2008, we recorded restructuring charges totaling $18 million and $49 million, respectively, and during the second quarter and first six months of 2007 we recorded restructuring charges totaling $35 million and $61 million, respectively. These charges were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. For additional information about this restructuring program, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

During the second quarter of 2007, we reversed a $13 million liability related to the dismissal of a legal case in Texas. This amount included our estimated portion of the damages initially awarded plus accrued interest of approximately $5 million. The accrued interest portion of the reversed liability was recorded as a reduction to interest expense, net.

COCA-COLA ENTERPRISES INC.

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

Franchise Impairment Charge

During the second quarter of 2008, we recorded a $5.3 billion ($3.4 billion net of tax, or $7.06 per common share) non-cash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of an interim impairment test of these assets that was necessitated by the deterioration of the business environment in North America and a significant decline in our stock price during the quarter. If, in the future, the estimated fair value of our North American franchise rights were to decline further, it would be necessary to record an additional non-cash impairment charge.

The decline in the estimated fair value of our North American franchise intangible assets reflects the negative impact of several contributing factors, which resulted in a reduction in the forecasted cash flows and growth rates used to estimate fair value. The key factors impacting our current North American business and near-term outlook include:

•

Difficult macroeconomic conditions in the U.S., including higher food and gas prices, which have contributed to (1) accelerated volume declines for our sparkling beverages and water, particularly in higher-margin 20-ounce packages, which declined approximately 10 percent during the second quarter of 2008, and (2) limited growth in some higher-margin emerging beverage categories.

•	Current and forecasted cost pressures resulting from significant increases in key cost of sales inputs and fuel to levels well beyond historical norms.

For additional information about our franchise license intangible assets and the related non-cash impairment charge, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Interest Expense, Net

Interest expense, net decreased 5.0 percent in the second quarter of 2008 to $148 million from $156 million in the second quarter of 2007. Interest expense, net decreased 7.0 percent in the first six months of 2008 and totaled $290 million. The following table summarizes the primary items that impacted our interest expense for the periods presented (in billions):

	Second Quarter		First Six Months
	2008	2007	2008	2007
Average outstanding debt balance	$9.7	$10.2	$9.6	$10.2
Weighted average cost of debt	6.0%	6.1%	6.0%	6.1%
Fixed-rate debt (% of portfolio)	82%	78%	82%	78%
Floating-rate debt (% of portfolio)	18%	22%	18%	22%

During the second quarter of 2007, we paid $19 million to repurchase zero coupon notes with a par value totaling $41 million and unamortized discounts of $27 million. As a result of these extinguishments, we recorded a net loss of $5 million in interest expense, net. This loss was offset during the second quarter of 2007 by a $5 million gain related to the reversal of accrued interest related to the dismissal of a legal case in Texas.

COCA-COLA ENTERPRISES INC.

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

Income Tax (Benefit) Expense

Our effective tax rate was a benefit of 36 percent and a provision of 26 percent for the first six months of 2008 and 2007, respectively. Our effective tax rate for the first six months of 2008 included (1) a $1.9 billion (62 percentage point decrease in our effective tax rate) income tax benefit related to the $5.3 billion non-cash franchise impairment charge, and (2) the net unfavorable impact of $7 million (2 percentage point increase in our effective tax rate) primarily related to the deferred tax impact of merging certain of our subsidiaries. For additional information about the non-cash franchise impairment charge, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q. Our effective tax rate for the first six months of 2007 included the net favorable impact of $5 million (1 percentage point decrease in our effective tax rate) related to U.S. state tax rate changes. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax (benefit) provision for the first six months of 2008 and 2007.

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

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency public credit facility with a syndicate of 18 banks. At June 27, 2008, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Amounts available for borrowing under other committed credit facilities totaled approximately $380 million as of June 27, 2008.

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At June 27, 2008, we had $577 million outstanding in commercial paper. During the remainder of 2008, we plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and intend to refinance the remaining maturities of current obligations on a long-term basis. We are also committed to increasing our cash return to shareowners and are continuing to examine the best and most timely way to accomplish this. For example, during the first quarter of 2008, we raised our quarterly dividend by 17 percent from $0.06 per common share to $0.07 per common share.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s, and Fitch are A3, A, and A, respectively. These ratings were affirmed by each respective rating agency in July 2008, subsequent to the release of our second quarter of 2008 financial results. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be

COCA-COLA ENTERPRISES INC.

materially influenced by acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of June 27, 2008. These requirements currently are not restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first six months of 2008, our primary sources of cash were proceeds of (1) $107 million from the net issuance of commercial paper, and (2) $607 million from the issuance of debt. Our primary uses of cash were (1) payments on debt of $531 million; (2) capital asset investments of $516 million; (3) pension and other postretirement benefit plan contributions of $108 million; and (4) dividend payments totaling $68 million.

Operating Activities

Our net cash derived from operating activities totaled $345 million in the first six months of 2008 versus $371 million in the first six months of 2007. There were no significant differences in our operating activities in the first six months of 2008 versus the first six months of 2007 other than the non-cash franchise impairment charge and related deferred income tax benefit that were recorded during the second quarter of 2008. For additional information about the non-cash franchise impairment charge and other changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the first six months of 2008 and 2007 (in millions):

	First Six Months
	2008	2007
Supply chain infrastructure improvements	$160	$164
Cold drink equipment	274	191
Vehicle fleet	41	28
Information technology and other capital investments	41	25

Total capital asset investments	$516	$408

COCA-COLA ENTERPRISES INC.

Financing Activities

Our net cash derived from financing activities totaled $133 million in the first six months of 2008 versus $13 million in the first six months of 2007. The following table summarizes our issuances of debt, payments on debt, and our net issuances on commercial paper for the first six months of 2008 and 2007 (in millions):

				First Six Months
Issuances of debt	Maturity Date	Rate		2008	2007
$275 million note	May 2011	—	(A)	$275	$—
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	332	270

Total issuances of debt, excluding commercial paper				607	270
Net issuances of commercial paper	—	—		107	969

Total issuances of debt				$714	$1,239

				First Six Months
Payments on debt	Maturity Date	Rate		2008	2007
150 million U.K. pound sterling bond	March 2008	6.75%		$(299)	$—
300 million Euro bond	March 2007	5.88		—	(394)
550 million Euro bond	June 2007	3.99		—	(744)
U.S. dollar zero coupon notes (B)	June 2020	8.35		—	(19)
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	(218)	(55)
Other payments	—	—		(14)	(16)

Total payments on debt				$(531)	$(1,228)

(A)	These credit facilities and notes carry variable interest rates.
(B)

During the second quarter of 2007, we paid $19 million to repurchase zero coupon notes with a par value totaling $41 million and unamortized discounts of $27 million. As a result of these extinguishments, we recorded a net loss of $5 million ($3 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statement of Operations.

During the six months ended June 27, 2008 and June 29, 2007, we made dividend payments on our common stock totaling $68 and $58 million, respectively. In February 2008, we increased our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $727 million, or 33.0 percent, to $2.9 billion at June 27, 2008 from $2.2 billion at December 31, 2007. Inventories increased $332 million, or 36.0 percent, to $1.3 billion at June 27, 2008 from $924 million at December 31, 2007. These increases were primarily due to the seasonality of our business and currency exchange rate changes. The increase in our inventory balance is also attributable to (1) higher cost of sales on hand at the end of the second quarter, and (2) an increased number of SKUs associated with our expanded product portfolio.

Franchise license intangible assets, net decreased $5.2 billion or 44.0 percent to $6.6 billion as of June 27, 2008. This decrease was the result of the $5.3 billion non-cash impairment charge recorded during the second quarter of 2008 to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value, offset partially by currency exchange rate changes.

Liabilities and Shareowners’ Equity

Accounts payable and accrued expenses increased $320 million, or 11.0 percent, to $3.2 billion at June 27, 2008 from $2.9 billion at December 31, 2007. This increase was primarily driven by the seasonality of our business, higher accrued taxes, and currency exchange rate changes, offset partially by the timing of payments, including those related to our annual incentive bonus programs, which were made in the first quarter of 2008.

COCA-COLA ENTERPRISES INC.

Total debt increased $277 million to $9.7 billion at June 27, 2008. This increase was the result of debt issuances (including commercial paper) exceeding payments on debt by $183 million, currency exchange rate changes of $82 million, and other debt related changes of $12 million.

Long-term deferred income tax liabilities decreased $1.9 billion, or 44.5 percent, to $2.3 billion at June 27, 2008. This decrease was the result of the net income tax benefit associated with the $5.3 billion non-cash franchise impairment charge recorded during the second quarter of 2008.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans were $108 million and $147 million in the first six months of 2008 and 2007, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2008, as well as our actual contributions for the year ended December 31, 2007 (in millions):

	Projected(A) 2008	Actual(A) 2007
Pension - U.S.	$82	$108
Pension - non-U.S.	61	103
Other Postretirement	22	23

Total contributions	$165	$234

(A)	These amounts represent only company-paid contributions.

CONTINGENCIES

For information about our contingencies, including outstanding litigation, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET (plastic), HFCS (sweetener), and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our costs during the next 12 months by approximately $135 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities. The impact of a 10 percent increase in these commodities on our 2009 calendar year costs, however, would be greater than this amount due to the existing fixed pricing agreements and other hedging instruments in place for the remainder of 2008.

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

COCA-COLA ENTERPRISES INC.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three and six months ended June 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On March 13, 2008, the United States Court of Appeals for the Eleventh Circuit affirmed the dismissal of the derivative lawsuit Staher vs. John Alm, et al., Eleventh Circuit Case No. 07-11653. The time for further appeals has expired and the matter is now concluded.

On March 21, 2008, the United States District Court for the Northern District of Georgia dismissed In re Coca-Cola Enterprises Inc. ERISA Litigation, Master File No. 1:06-CV-0953 (TWT). The plaintiffs have not appealed the decision, and the matter is now concluded.

On June 20, 2008, the Delaware Supreme Court affirmed the dismissal in International Brotherhood of Teamsters, et al. v. Coca-Cola Company et al., CA No. 1927-CC. This matter is now concluded.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors,” in our Form 10-K for the year ended December 31, 2007 (“Form 10-K”).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the second quarter of 2008:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2008 through April 25, 2008	500	$24.05	—	33,283,579
April 26, 2008 through May 23, 2008	50,753	22.67	—	33,283,579
May 24, 2008 through June 27, 2008	23,718	20.40	—	33,283,579

Total	74,971	$21.96	—	33,283,579

(A)	The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. in payment of tax obligations related to the vesting of restricted shares.

COCA-COLA ENTERPRISES INC.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners was held on Tuesday, April 22, 2008 in Atlanta, Georgia at which the following matters were submitted to a vote of the shareowners of the Company:

(a) Votes cast for or withheld regarding the election of Directors for terms expiring in 2011:

	For	Withheld
Fernando Aguirre	455,727,251	5,713,240
John F. Brock	452,756,745	8,683,746
Irial Finan	450,369,095	11,071,396
Orrin H. Ingram II	455,638,355	5,802,136
Curtis R. Welling	455,639,179	5,801,312

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2009	Term expiring in 2010
Calvin Darden	Gary P. Fayard
Donna A. James	Marvin J. Herb
Thomas H. Johnson	L. Phillip Humann
Suzanne B. LaBarge

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
Ratification of the Audit Committee’s appointment of independent auditors	456,552,309	2,923,538	1,964,644	—
Shareowner proposal relating to shareowner approval of certain severance agreements	146,341,183	301,019,665	2,398,105	11,681,538

COCA-COLA ENTERPRISES INC.

Item 6.	Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
12	Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

COCA-COLA ENTERPRISES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date: July 22, 2008	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date: July 22, 2008	/s/ Joseph D. Heinrich
Joseph D. Heinrich
Vice President, Controller, and Chief Accounting Officer