Form 10-Q
period 2008-09-26
COCA COLA ENTERPRISES INC
filed 2008-10-24
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

or

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

487,932,561 Shares of $1 Par Value Common Stock as of September 26, 2008

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 26, 2008

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Net operating revenues	$5,743	$5,405	$16,570	$15,637
Cost of sales	3,627	3,342	10,466	9,656

Gross profit	2,116	2,063	6,104	5,981
Selling, delivery, and administrative expenses	1,686	1,613	5,015	4,820
Franchise impairment charge	—	—	5,279	—

Operating income (loss)	430	450	(4,190)	1,161
Interest expense, net	144	155	434	467
Other nonoperating (expense) income, net	(11)	9	(8)	(3)

Income (loss) before income taxes	275	304	(4,632)	691
Income tax expense (benefit)	61	36	(1,688)	138

Net income (loss)	$214	$268	$(2,944)	$553

Basic earnings (loss) per share	$0.44	$0.56	$(6.07)	$1.15

Diluted earnings (loss) per share	$0.44	$0.55	$(6.07)	$1.14

Dividends declared per share	$0.07	$0.06	$0.21	$0.18

Basic weighted average common shares outstanding	485	481	485	480

Diluted weighted average common shares outstanding	488	488	485	485

Income (expense) amounts from transactions with The Coca-Cola Company – Note 5:
Net operating revenues	$170	$167	$467	$491
Cost of sales	(1,619)	(1,410)	(4,859)	(4,280)
Selling, delivery, and administrative expenses	1	2	2	16

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	September 26, 2008	December 31, 2007
ASSETS
Current:
Cash and cash equivalents	$383	$170
Trade accounts receivable, less allowances of $43 and $47, respectively	2,509	2,217
Amounts receivable from The Coca-Cola Company	179	144
Inventories	1,092	924
Current deferred income tax assets	159	206
Prepaid expenses and other current assets	458	431

Total current assets	4,780	4,092
Property, plant, and equipment, net	6,510	6,762
Goodwill	604	606
Franchise license intangible assets, net	6,254	11,767
Other noncurrent assets, net	890	819

Total assets	$19,038	$24,046

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,927	$2,924
Amounts payable to The Coca-Cola Company	425	369
Deferred cash receipts from The Coca-Cola Company	41	48
Current portion of debt	2,888	2,002

Total current liabilities	6,281	5,343
Debt, less current portion	6,504	7,391
Other long-term obligations	1,377	1,309
Deferred cash receipts from The Coca-Cola Company, less current	84	124
Long-term deferred income tax liabilities	2,265	4,190

Shareowners’ Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 495,168,997 and 494,079,344 shares, respectively	495	494
Additional paid-in capital	3,268	3,215
(Accumulated deficit) retained earnings	(1,544)	1,527
Accumulated other comprehensive income	415	557
Common stock in treasury, at cost – 7,236,436 and 7,125,872 shares, respectively	(107)	(104)

Total shareowners’ equity	2,527	5,689

Total liabilities and shareowners’ equity	$19,038	$24,046

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended
	September 26, 2008	September 28, 2007
Cash Flows From Operating Activities:
Net (loss) income	$(2,944)	$553
Adjustments to reconcile net (loss) income to net cash derived from operating activities:
Depreciation and amortization	787	784
Franchise impairment charge	5,279	—
Share-based compensation expense	33	28
Deferred funding income from The Coca-Cola Company, net of cash received	(47)	(49)
Deferred income tax (benefit) expense	(1,804)	45
Pension and other postretirement expense less than contributions	(8)	(47)
Net changes in assets and liabilities, net of acquisition amounts	(335)	(368)

Net cash derived from operating activities	961	946

Cash Flows From Investing Activities:
Capital asset investments	(745)	(633)
Capital asset disposals	7	56
Other investing activities	(4)	(9)

Net cash used in investing activities	(742)	(586)

Cash Flows From Financing Activities:
Decrease in commercial paper, net	(247)	(328)
Issuances of debt	1,090	1,354
Payments on debt	(761)	(1,458)
Dividend payments on common stock	(102)	(87)
Exercise of employee share options	18	88
Other financing activities	2	12

Net cash used in financing activities	—	(419)

Net effect of exchange rate changes on cash and cash equivalents	(6)	5

Net Change In Cash and Cash Equivalents	213	(54)
Cash and Cash Equivalents At Beginning of Period	170	184

Cash and Cash Equivalents At End of Period	$383	$130

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the three and nine months ended September 26, 2008 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2008.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2007 (“Form 10-K”). For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days during the three months ended September 26, 2008 and September 28, 2007, and there was one less selling day during the nine months ended September 26, 2008 versus the nine months ended September 28, 2007 (based upon a standard five-day selling week).

NOTE 2 – FRANCHISE LICENSE INTANGIBLE ASSETS AND GOODWILL

We do not amortize our franchise license intangible assets and goodwill. Instead, we test these assets for impairment annually (as of the last reporting day of October), or more frequently if events or changes in circumstances indicate they may be impaired. We perform our impairment tests of our franchise license intangible assets and goodwill at the North American and European segment levels, which are our reporting units. The impairment test for our franchise license intangible assets involves comparing the estimated fair value of franchise license intangible assets for a reporting unit to its carrying amount to determine if a write-down to fair value is required. If the carrying amount of the franchise license intangible assets exceeds its estimated fair

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

value, an impairment charge is recognized in an amount equal to the excess. The impairment test for our goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, and after any franchise impairment charges. If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. Any subsequent recoveries in the estimated fair values of our franchise license intangible assets or goodwill are not recorded. The fair values calculated in these impairment tests are determined using discounted cash flow models involving assumptions that are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value.

During the third quarter of 2008, we did not experience any events or changes in circumstances that indicated that the carrying amounts of our franchise license intangible assets or goodwill were impaired. As such, we did not perform an interim impairment test during the third quarter and did not record any impairment charges.

Subsequent to the end of the third quarter, we experienced a sharp decline in our stock price. We believe this decline was principally driven by circumstances that occurred subsequent to the end of the third quarter including, but not limited to, an extraordinary decline in the stock market as a whole and other factors specific to our stock price that we believe do not necessarily reflect changes in our business as of the end of the third quarter. However, due to the fact that we are required to use a hypothetical market participant’s perspective when developing the assumptions to estimate fair value for our annual impairment tests, it is possible that the estimated fair value of our North American franchise license intangible assets or goodwill may be less than their carrying amounts when we perform our annual impairment tests during the fourth quarter. If so, we would be required to record an additional non-cash impairment charge during the fourth quarter.

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

The results of the second quarter of 2008 interim impairment test of our North American franchise license intangible assets indicated that their estimated fair value was less than their carrying amount. As such, we recorded a $5.3 billion ($3.4 billion net of tax, or $7.06 per common share) non-cash impairment charge to reduce the carrying amount of these assets to their estimated fair value. The second quarter decline in the estimated fair value of our North American franchise license intangible assets reflected the negative impact of several contributing factors, which resulted in a reduction in the forecasted cash flows and growth rates used to estimate fair value. The key factors that have impacted our North American business and its near-term outlook included:

•

Difficult macroeconomic conditions in the U.S., including higher food and gas prices, that contributed to (1) accelerated volume declines for our sparkling beverages and water, particularly in higher-margin 20-ounce packages, which declined approximately 10 percent during the second quarter of 2008, and (2) limited growth in some higher-margin emerging beverage categories.

•	Current and forecasted cost pressures resulting from significant increases in key cost of sales inputs and fuel to levels well beyond historical norms.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the critical assumptions that were used in estimating fair value for our second quarter of 2008 interim impairment:

Critical Assumptions	North America
Estimated average operating income growth (2009 – 2017) (A)	2.00%
Projected long-term operating income growth (B)	2.25%
Weighted average discount rate (C)	8.50%
Capital charge for franchise licenses (D)	1.87%

(A)	The estimated average operating income growth included an assumed single digit decline in 2009 operating income. The estimated average operating income growth excluding 2009 was 3.5 percent.

(B)	Represented the operating income growth rate used to determine terminal value.

(C)

Represented our targeted weighted average cost of capital (“WACC”) of 7.30 percent plus the impact of a specific risk premium to account for the estimated additional uncertainty associated with our future cash flows primarily due to (1) the continued impact of the challenging marketplace and difficult macroeconomic conditions, particularly on our higher-margin packages; (2) the volatility related to key input costs; and (3) the uncertainty surrounding consumer, customer, competitor, and supplier reaction to our price increase in September 2008. Factors inherent in determining our WACC are (1) the volatility of our common stock; (2) expected interest costs on debt and debt market conditions; and (3) the amounts and relationships of targeted debt and equity capital.

(D)

Represented a charge (deduction) as a percent of revenues to the estimated future cash flows attributable to our franchise licenses for the estimated returns on investments in property, plant, and equipment, net working capital, customer relationships, and assembled workforce.

The following table summarizes the approximate impact that a change in certain critical assumptions would have had on the estimated fair value of our North American franchise license intangible assets at the time the second quarter of 2008 analysis was preformed (the approximate impact of the change in each critical assumption assumes all other assumptions and factors remain constant; in millions, except percentages):

Critical Assumptions	Change	Approximate Impact on Fair Value
WACC	0.20%	$75
Capital charge	0.05%	175
2008 estimated operating income	2.00%	225
2009 estimated operating income	2.00%	200

At the time our interim impairment test was performed during the second quarter of 2008, the fair value of our North American reporting unit exceeded its carrying value, after adjusting for the non-cash franchise impairment charge (net of tax). Therefore, our North American goodwill was not impaired.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in our franchise license intangible assets for the nine months ended September 26, 2008 (in millions):

	North America	Europe	Consolidated
Balance at December 31, 2007	$7,692	$4,075	$11,767
Impairment charge	(5,279)	—	(5,279)
Other adjustments (A)	(2)	(232)	(234)

Balance at September 26, 2008	$2,411	$3,843	$6,254

(A)	Primarily relates to non-U.S. currency translation adjustments.

For additional information about our franchise license intangible assets and goodwill, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 3 – INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (“FIFO”) method. The following table summarizes our inventories as of September 26, 2008 and December 31, 2007 (in millions):

	September 26, 2008	December 31, 2007
Finished goods	$750	$610
Raw materials and supplies	342	314

Total inventories	$1,092	$924

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of September 26, 2008 and December 31, 2007 (in millions):

	September 26, 2008	December 31, 2007
Land	$501	$512
Building and improvements	2,627	2,608
Machinery, equipment, and containers	3,878	3,778
Cold drink equipment	5,970	5,749
Vehicle fleet	1,656	1,666
Furniture, office equipment, and software	1,068	1,080

Property, plant, and equipment	15,700	15,393
Less: Accumulated depreciation and amortization	9,367	8,870

	6,333	6,523
Construction in process	177	239

Property, plant, and equipment, net	$6,510	$6,762

NOTE 5 – RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of products of TCCC with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of September

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

26, 2008. From time to time, the terms and conditions of programs with TCCC are modified upon mutual agreement of both parties. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the three and nine months ended September 26, 2008 and September 28, 2007 (in millions):

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$105	$109	$289	$317
Dispensing equipment repair services	21	20	62	59
Packaging material sales (preforms)	19	19	52	64
Other transactions	25	19	64	51

Total	$170	$167	$467	$491

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,251)	$(1,215)	$(3,841)	$(3,748)
Purchases of sweeteners	(86)	(74)	(249)	(245)
Purchases of finished products	(442)	(286)	(1,223)	(750)
Marketing support funding earned	145	146	410	414
Cold drink equipment placement funding earned	15	19	44	49

Total	$(1,619)	$(1,410)	$(4,859)	$(4,280)

Amounts affecting selling, delivery, and administrative expenses	$1	$2	$2	$16

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

During the first quarter of 2008, we entered into certain annual funding arrangements in North America with TCCC that contained provisions that allowed TCCC to require us to refund certain amounts paid during the year and remove some or all funding on a prospective basis if we did not meet the stated requirements under the arrangements. The activities required under these arrangements were developed during the annual joint planning process and included (1) annual pricing and volume targets, and (2) support of shared strategic initiatives. As a result of marketplace pricing action we took in September 2008, TCCC elected to eliminate $35 million in remaining 2008 funding under one of these arrangements, including $9 million in the third quarter of 2008. We have recorded a liability in our Condensed Consolidated Financial Statements for any potential refunds to be paid to TCCC based upon our performance under these arrangements as of September 26, 2008.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – DEBT

The following table summarizes our debt as of September 26, 2008 and December 31, 2007 (in millions):

	September 26, 2008		December 31, 2007
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$34	2.7%	$289	4.3%
Canadian dollar commercial paper	177	3.2	182	4.4
U.S. dollar notes due 2008-2037 (B) (C)	2,809	5.0	2,236	5.4
Euro and U.K. pound sterling notes due 2008-2021 (D)	1,935	5.1	2,268	5.3
Canadian dollar notes due 2009	145	5.9	150	5.9
U.S. dollar debentures due 2012-2098	3,785	7.4	3,785	7.4
U.S. dollar zero coupon notes due 2020 (E)	206	8.4	194	8.4
Various non-U.S. currency debt and credit facilities	118	—	84	—
Capital lease obligations (F)	148	—	162	—
Other debt obligations	35	—	43	—

Total debt (G)	9,392		9,393

Less: current portion of debt	2,888		2,002

Debt, less current portion	$6,504		$7,391

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)

In May 2008, we issued a $275 million variable rate note due in 2011. In connection with the issuance of this note, we entered into a floating-to-fixed interest rate swap agreement designated as a cash flow hedge with a maturity corresponding to the underlying debt.

(C)

In August 2008, we issued a $300 million, 5.0 percent note due in 2013. In connection with the issuance of this note, we entered into a fixed-to-floating interest rate swap agreement designated as a fair value hedge with a maturity corresponding to the underlying debt.

(D)	In March 2008, a 150 million U.K. pound sterling bond, 6.75 percent note ($299 million) matured.

(E)	These amounts are shown net of unamortized discounts of $332 million and $344 million as of September 26, 2008 and December 31, 2007, respectively.

(F)	These amounts represent the present value of our minimum capital lease payments as of September 26, 2008 and December 31, 2007, respectively.

(G)	At September 26, 2008, approximately $1.5 billion of our outstanding debt was issued by our subsidiaries and fully and unconditionally guaranteed by CCE.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 18 banks. At September 26, 2008, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Amounts available for borrowing under additional committed credit facilities totaled approximately $280 million as of September 26, 2008.

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

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. In October 2008, the required net debt to total capital ratio was amended to exclude the impact of the $5.3 billion non-cash franchise impairment charge that was recorded during the second quarter of 2008. We were in compliance with these requirements as of September 26, 2008. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

In North America, we guarantee repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have a non-controlling equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a non-controlling limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts of affiliate debt outstanding under these guarantees as of September 26, 2008 and December 31, 2007 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2008	2007	2008	2007
Manufacturing cooperative	Various through 2015	$239	$240	$196	$203
Vending partnership	November 2009	17	17	11	14

		$256	$257	$207	$217

We could be required to perform under these guarantees if there is a default on the outstanding affiliate debt. The guarantees expire upon the expiration of the outstanding debt. We hold no assets as collateral against these guarantees and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships. As of September 26, 2008, there were no defaults on the outstanding affiliate debt.

Legal Contingencies

On February 7, 2006, a purported class action lawsuit was filed against us and several of our current and former officers and directors. The lawsuit alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. Lawsuits virtually identical to this suit, some raising derivative claims under Delaware state law and others bringing claims under the Employees’ Retirement Income Security Act (“ERISA”), were filed in courts in Delaware and Georgia. The Delaware suit named TCCC as a defendant and alleged that we are “controlled” by TCCC to our detriment and to the detriment of our shareowners. All of these suits have now been dismissed, with the time for further appeal expired. Accordingly, all of these matters are now concluded.

During early 2008, the United Kingdom’s Office of Fair Trading (“OFT”) commenced an investigation in connection with the four largest grocery retailers in the United Kingdom, as well as a large number of their suppliers, including us, regarding alleged involvement in the coordination of retail prices among retailers. As part

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the investigation, the OFT sent us a request for information and we have gathered data to provide to the OFT for their inspection. The first inspection of data began on October 8, 2008. Because the investigation is in its early stages, it is not possible for us to predict the ultimate outcome of this matter at this time.

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

Environmental

At September 26, 2008, there was one federal and two state superfund sites for which we and our bottling subsidiaries’ involvement or liability as a potentially responsible party (“PRP”) was unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 40 other federal and 11 other state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

Tax Audits

Our tax filings for various periods are subjected to audit by tax authorities in most jurisdictions in which we do business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are matters that may lead to assessments involving certain of our subsidiaries, some of which may not be resolved for many years. We believe we have substantial defenses to the questions being raised and would pursue all legal remedies before an unfavorable outcome would result. We believe we have adequately provided for any assessments that could result from those proceedings where it is more likely than not that we will pay some amount.

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We are unable to quantify the maximum potential amount of future payments required under our obligation to relocate previously placed equipment because the dates and costs to relocate equipment in the future are not determinable. As of September 26, 2008, our liability for the estimated future costs of relocating equipment that has not met the minimum sales volume was approximately $19 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain, if we are required to act upon our obligations under the Jumpstart Programs.

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

Letters of Credit

At September 26, 2008, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $304 million and letters of credit for certain operating activities aggregating $3 million. These outstanding letters of credit reduce the availability under our $2.5 billion multi-currency credit facility (refer to Note 6).

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

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three and nine months ended September 26, 2008 and September 28, 2007 (in millions):

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Components of net periodic benefit costs:
Service cost	$37	$36	$110	$109
Interest cost	52	43	154	129
Expected return on plan assets	(63)	(53)	(188)	(159)
Amortization of prior service costs	1	1	3	3
Recognized actuarial loss	8	14	24	42

Net periodic benefit cost	$35	$41	$103	$124

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all of our U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three and nine months ended September 26, 2008 and September 28, 2007 (in millions):

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Components of net periodic benefit costs:
Service cost	$2	$3	$7	$10
Interest cost	6	7	16	19
Amortization of prior service credit	(3)	(3)	(10)	(10)
Recognized actuarial loss	—	1	—	3
Special termination benefits	—	1	—	1

Net periodic benefit cost	$5	$9	$13	$23

Contributions

Contributions to our pension and other postretirement benefit plans totaled $124 million and $194 million during the nine months ended September 26, 2008 and September 28, 2007, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2008, as well as our actual contributions for the year ended December 31, 2007 (in millions):

	Projected(A) 2008	Actual(A) 2007
Pension - U.S.	$71	$108
Pension - non-U.S.	61	103
Other Postretirement	22	23

Total contributions	$154	$234

(A)	These amounts represent only company-paid contributions.

As a result of significant declines in the fair value of our pension plan assets during 2008, it is possible that our future pension plan contributions may be significantly greater than our projected 2008 contributions.

NOTE 9 – INCOME TAXES

Our effective tax rate was a benefit of 36 percent and a provision of 20 percent for the nine months ended September 26, 2008 and September 28, 2007, respectively. The following table provides a reconciliation of the income tax (benefit) provision at the statutory federal rate to our actual income tax (benefit) provision for the nine months ended September 26, 2008 and September 28, 2007 (in millions):

	Nine Months Ended
	2008	2007
U.S. federal statutory (benefit) expense	$(1,621)	$242
U.S. state (benefit) expense, net of federal effect	(168)	14
Taxation of European and Canadian operations, net	(42)	(75)
Valuation allowance (A)	121	—
Rate and law change expense, net (B)	11	(56)
Nondeductible items	10	12
Other, net	1	1

Total (benefit) provision for income taxes (C)	$(1,688)	$138

(A)

This amount includes a $116 million valuation allowance for certain of our deferred tax assets in Canada as a result of the non-cash franchise impairment charge recorded during the second quarter of 2008.

(B)	The 2008 amount primarily relates to the deferred tax impact of merging certain of our subsidiaries during the first quarter of 2008.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(C)

The 2008 amount includes a net income tax benefit totaling $1.9 billion related to the non-cash franchise impairment charge recorded during the second quarter of 2008. This net income tax benefit does not impact our current or future cash taxes. For additional information about the non-cash franchise impairment charge, refer to Note 2.

NOTE 10 – EARNINGS (LOSS) PER SHARE

We calculate our basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Our diluted earnings (loss) per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings (loss) per share. The following table summarizes our basic and diluted earnings (loss) per share calculations for the three and nine months ended September 26, 2008 and September 28, 2007 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Net income (loss)	$214	$268	$(2,944)	$553

Basic weighted average common shares outstanding (A)	485	481	485	480
Effect of dilutive securities (B)	3	7	—	5

Diluted weighted average common shares outstanding (A)	488	488	485	485

Basic earnings (loss) per share	$0.44	$0.56	$(6.07)	$1.15

Diluted earnings (loss) per share	$0.44	$0.55	$(6.07)	$1.14

(A)

At September 26, 2008 and September 28, 2007, we were obligated to issue, for no additional consideration, 1.0 million and 1.3 million common shares, respectively, under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted earnings (loss) per share for each period presented.

(B)

Options to purchase 39 million and 43 million common shares were outstanding as of September 26, 2008 and September 28, 2007, respectively. Of these amounts, options to purchase 35 million and 14 million common shares for the three months ended September 26, 2008 and September 28, 2007, respectively, were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. For the nine months ended September 26, 2008, all outstanding options to purchase common shares were excluded from the calculation of diluted earnings per share because their effect on our loss per common share was antidilutive. For the nine months ended September 28, 2007, options to purchase 23 million common shares were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the nine months ended September 26, 2008, we granted 288,900 restricted shares (units) with a weighted average grant-date fair value of $19.38 and 38,700 share options with a weighted average grant-date fair value of $7.52. We issued an aggregate of 914,300 shares of common stock from the exercise of share options with a total intrinsic value of $4.4 million during the nine months ended September 26, 2008. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

Dividend payments on our common stock totaled $102 million and $87 million during the nine months ended September 26, 2008 and September 28, 2007, respectively. In February 2008, we increased our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension liability adjustments, unrealized gains and losses on certain investments in marketable equity securities, and effective changes in the fair value of derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. The following table summarizes our comprehensive income (loss) for the three and nine months ended September 26, 2008 and September 28, 2007 (in millions):

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Net income (loss)	$214	$268	$(2,944)	$553
Currency translations	(234)	149	(167)	298
Net investment hedges, net of tax	24	(14)	—	(21)
Pension liability adjustments, net of tax (A)	4	8	5	24
Other adjustments, net of tax (B)	4	—	5	(9)

Net comprehensive income adjustments, net of tax	(202)	143	(157)	292

Comprehensive income (loss)	$12	$411	$(3,101)	$845

(A)

On January 1, 2008, we recorded a $15 million net of tax gain in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet as a result of changing our measurement date for our pension plans from September 30 to December 31 under SFAS 158. For additional information about the adoption of SFAS 158, refer to Notes 8 and 15.

(B)

During the three months ended September 26, 2008, we realized a $3 million ($2 million net of tax) loss on our investment in certain marketable equity securities, after concluding that our unrealized loss on the investment was other-than-temporary. This loss was recorded in other nonoperating (expense) income, net on our Condensed Consolidated Statement of Operations. The aggregate related fair value of this investment was approximately $21 million as of September 26, 2008.

Net Investment Hedges

In August 2007, we entered into a series of two-year cross-currency interest rate swap agreements as net investment hedges of our international subsidiaries. The purpose of these hedges is to protect against adverse movements in exchange rates. At September 26, 2008, our cross-currency interest rate swap agreements had a total fair value of approximately $30 million (excluding interest accruals), which was recorded in retirement and insurance programs and other long-term obligations on our Condensed Consolidated Balance Sheet. We have recorded a cumulative net of tax loss totaling $19 million in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet, related to these hedges.

Fuel Hedges

As a result of ineffectiveness associated with certain vehicle fuel derivatives designated as cash flow hedges, we recorded an $11 million loss during the third quarter of 2008. These derivatives hedge a portion of our vehicle fuel purchases in North America for the remainder of 2008 and the full year 2009. If these hedges had not resulted in ineffectiveness, the losses would have impacted earnings in the period that the forecasted vehicle fuel purchases were made. For additional information about our derivative instruments, refer to Notes 1 and 5 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – RESTRUCTURING ACTIVITIES

2007 and 2008 Program

During the three and nine months ended September 26, 2008, we recorded restructuring charges totaling $19 million and $68 million, respectively, and during the three and nine months ended September 28, 2007, we recorded restructuring charges totaling $28 million and $89 million, respectively. These charges, included in selling, delivery, and administrative expenses, were related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American and European operations, and our Corporate headquarters. Through this restructuring program we are (1) enhancing standardization in our operating structure and business practices; (2) creating a more efficient supply chain and order fulfillment structure; (3) improving customer service in North America through the implementation of a new selling system for smaller customers; and (4) streamlining and reducing the cost structure of back office functions in the areas of accounting, human resources, and information technology. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $110 million. We expect to be substantially complete with these restructuring activities by the end of 2009 and expect a net job reduction of approximately 5 percent of our pre-restructuring total workforce, or approximately 3,500 positions. The following table summarizes these restructuring activities for the year ended December 31, 2007 and for the nine months ended September 26, 2008 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2006	$—	$—	$—
Provision	78	43	121
Cash payments	(42)	(35)	(77)
Non-cash	—	(1)	(1)

Balance at December 31, 2007	$36	$7	$43
Provision	28	40	68
Cash payments	(42)	(38)	(80)

Balance at September 26, 2008	$22	$9	$31

For additional information about our restructuring activities, refer to Note 16 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 13 – OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores, Inc. (and its affiliated companies) accounted for approximately 12 percent and 11 percent of our net operating revenues during the nine months ended September 26, 2008 and September 28, 2007, respectively. No single customer accounted for more than 10 percent of our net operating revenues in Europe during the nine months ended September 26, 2008 and September 28, 2007.

We evaluate our operating segments separately to individually monitor the different factors affecting their financial performance. Segment income or loss includes substantially all of the segment’s cost of production, distribution, and administration. Our information technology, share-based compensation, and debt portfolio are all managed on a global basis and, therefore, expenses and/or costs attributable to these items are included in our corporate operating segment. In addition, certain administrative expenses for departments that support our segments, such as legal, treasury, and risk management, are included in our corporate operating segment. We

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

evaluate segment performance and allocate resources based on several factors, of which net revenues and operating income are the primary financial measures.

The following table summarizes selected financial information about our operating segments for the three and nine months ended September 26, 2008 and September 28, 2007 (in millions):

	North America (A)	Europe (B)	Corporate	Consolidated
Three months ended September 26, 2008:
Net operating revenues	$3,983	$1,760	$—	$5,743
Operating income (C)	273	265	(108)	430
Three months ended September 28, 2007:
Net operating revenues	$3,813	$1,592	$—	$5,405
Operating income (D)	344	215	(109)	450
Nine Months ended September 26, 2008:
Net operating revenues	$11,372	$5,198	$—	$16,570
Operating (loss) income (E)	(4,568)	723	(345)	(4,190)
Capital asset investments	462	228	55	745
Nine Months ended September 28, 2007:
Net operating revenues	$10,979	$4,658	$—	$15,637
Operating income (F)	881	607	(327)	1,161
Capital asset investments	401	189	43	633

(A)	Canada contributed approximately 10 percent and 9 percent of North America’s net operating revenues during the nine months ended September 26, 2008 and September 28, 2007, respectively.

(B)	Great Britain contributed approximately 40 percent and 44 percent of Europe’s net operating revenues during the nine months ended September 26, 2008 and September 28, 2007, respectively.

(C)

For the three months ended September 26, 2008, our operating income in North America included the net reversal of restructuring expense totaling $5 million, while our operating income in Europe and Corporate included restructuring charges totaling $4 million and $20 million, respectively.

(D)

For the three months ended September 28, 2007, our operating income in North America, Europe, and Corporate included restructuring charges totaling $19 million, $3 million, and $6 million, respectively. Our North American operating income also included a $20 million gain related to the sale of land in Newark, New Jersey.

(E)

For the nine months ended September 26, 2008, our operating income in North America, Europe, and Corporate included restructuring charges totaling $30 million, $9 million, and $29 million, respectively. Our North American operating income also included a $5.3 billion non-cash franchise impairment charge. For additional information about our non-cash impairment charge and restructuring charges, refer to Notes 2 and 12, respectively.

(F)

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

NOTE 14 – OTHER EVENTS AND TRANSACTIONS

Hansen Distribution Agreements

In October 2008, we entered into distribution agreements with subsidiaries of Hansen Natural Corporation (“Hansen”), the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the U.S. energy drink category. Under these agreements, we have the right to distribute Monster Energy drinks in certain of our U.S. territories and all of our European territories beginning in November 2008, and in Canada in early 2009. These agreements have terms of 20 years each, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. In conjunction with the execution of these agreements, we expect to pay Hansen approximately $100 million to $125 million. This payment will equal the amount that Hansen is required to pay to the existing distributors of Monster Energy drinks to terminate their existing distribution agreements. We will record the amount paid to Hansen as distribution rights and amortize the amount on a straight-line basis to cost of sales over the terms of the agreements.

Bravo! Brands Distribution Agreement

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R requires the acquisition method of accounting to be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

acquisition-date fair value, with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except as it relates to certain income tax accounting matters. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. As of September 26, 2008, our minority interest totaled $22 million, which was included in retirement and insurance programs and other long-term obligations on our Condensed Consolidated Balance Sheets. We are still in the process of evaluating the impact SFAS 160 will have on our Consolidated Financial Statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for us on January 1, 2009 and requires all presented prior-period earnings per share data to be adjusted retrospectively. We are still in the process of evaluating the impact FSP 03-6-1 will have on our Consolidated Financial Statements. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We but do not expect it to have a material impact on our Consolidated Financial Statements. For additional information about our franchise license intangible assets, refer to Note 1 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In September 2006, the FASB issued SFAS 158, which requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined benefit pension and other postretirement benefit plans as of the date of the company’s fiscal year end; and (4) provide enhanced disclosures. The provisions of SFAS 158 were effective for our year ended December 31, 2006, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for the year ended December 31, 2008. On January 1, 2008, we recorded a $24 million, net of tax, charge to retained earnings to reflect the impact of changing our measurement date from September 30 to December 31. For additional information about the adoption of SFAS 158, refer to Notes 8 and 11.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this statement is effective for us on January 1, 2009. As it relates to our non-pension financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact. We are still in the process of evaluating the impact that SFAS 157 will have on our pension related financial assets and our nonfinancial assets and liabilities not valued on a recurring basis (at least annually), including our franchise license intangible assets and goodwill.

The following table summarizes our non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 26, 2008 (in millions):

	September 26, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (A)	$90	$90	$—	$—
Marketable equity securities (B)	21	21	—	—
Derivative assets (C)	27	—	27	—

Total assets	$138	$111	$27	$—

Derivative liabilities (C)	$52	$—	$52	$—

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on September 26, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). As it relates to our non-pension financial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact. We are still in the process of evaluating the impact that FSP 157-3 will have on our pension related financial assets.

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the third quarter and first nine months of 2008 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2008.

Relationship with The Coca-Cola Company

We are a marketer, producer, and distributor principally of products of TCCC with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of September 26, 2008. Our financial results are greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

Financial Results

Our net income in the third quarter of 2008 was $214 million, or $0.44 per diluted common share, compared to net income of $268 million, or $0.55 per diluted common share, in the third quarter of 2007. The following items included in our reported results affect the comparability of our year-over-year third quarter financial results:

Third Quarter 2008

•

a $19 million ($8 million net of tax, or $0.01 per diluted common share) charge related to restructuring activities, primarily to streamline and reduce the cost structure of our global back office functions; and

•	a $4 million ($0.01 per diluted common share) net tax expense related to tax rate changes.

Third Quarter 2007

•	a $28 million ($18 million net of tax, or $0.04 per diluted common share) charge related to restructuring activities, primarily in North America;

•	a $20 million ($14 million net of tax, or $0.03 per diluted common share) gain on the sale of land in Newark, New Jersey;

•	a $12 million ($8 million net of tax, or $0.02 per diluted common share) gain on the termination of a distribution agreement; and

•	a $51 million ($0.10 per diluted common share) net benefit from U.S. state and United Kingdom tax rate changes.

Financial Summary

The following summarizes the significant factors that impacted our financial performance during the third quarter of 2008:

•

Difficult macroeconomic conditions in the U.S. that continue to contribute to lower sales of our higher-margin packages, particularly for 20-ounce sparkling beverages and water, and lower than expected growth in some higher-margin emerging beverage categories;

•

Increased input costs, particularly in North America, driven by (1) package mix shifts associated with higher cost still beverages; (2) higher raw material costs, including HFCS (sweetener) and PET (plastic); (3) a high single-digit sparkling beverage concentrate price increase in September 2008; and (4) the elimination of certain marketing funding from TCCC;

•

Moderate pricing growth in North America driven by the positive mix shift associated with higher-priced still beverages, and a mid-to-high single digit rate increase in September 2008 principally impacting our U.S. multi-serve consumption channels;

•	Strong volume growth in Europe driven by solid marketplace execution and hurdling a prior year weather-related volume decline;

•

Continued strong performance of Coca-Cola Zero throughout most of our territories and the benefit of recent product additions to our still beverage portfolio, including glacéau, FUZE, and Campbell’s products;

•	Increased delivery costs due to higher fuel prices and mark-to-market losses associated with certain fuel hedges in North America;

•	Operating expense control initiatives throughout our organization;

•	Favorable currency exchange rate changes and lower interest expense; and

•	A lower underlying effective tax rate due to changes in the mix of income between North America and Europe.

North America Results

Due to the significant challenges we are facing in the North American market and business environments, we have taken certain steps to foster the immediate resolution of certain fundamental issues within our business. To that end, we are addressing several issues, including:

COCA-COLA ENTERPRISES INC.

•	Establishing pricing levels that cover our input costs and begin balancing value and volume across all packages and channels;

•	Investing in single-serve consumption channels in order to stimulate consumer demand and attract new consumers to our products; and

•	Further strengthening our execution and reduce our operating expenses.

In addition to these immediate items, we are in the process of reviewing our North American operations to evaluate how best to accelerate and expand the scope and pace of change in key operating areas and are looking at fundamental issues and opportunities including, but not limited to, system supply chain, operations, price-package architecture, and back-office support functions with the goal of developing solutions that will drive long-term, sustainable profit and volume growth in North America.

During the third quarter of 2008, our net price per case grew 3.5 percent as a result of the positive mix shift associated with higher-priced still beverages, and a mid-to-high single-digit rate increase in September 2008 principally impacting our U.S. multi-serve consumption channels. Our sales volume increased 1.5 percent during the quarter, reflecting the favorable mix impact of our expanded still beverage portfolio, and strong promotional activity, including marketing surrounding the 2008 Summer Olympics and our “Summer Chill” initiative. These positive volume factors were offset by the impact of our September 2008 price increase, a continuing decline in the demand for our higher-margin packages, particularly for our 20-ounce sparkling beverages and water, which declined high single-digits year-over-year, and lower than expected growth in some higher-margin emerging beverage categories. Our bottle and can cost of sales per case increased 7.5 percent during the quarter, reflecting the impact of higher costs associated with still beverages that are purchased as finished goods, and continued increases in the cost of key raw materials. Additionally, in September 2008, TCCC increased in the high-single digits the price we pay for sparkling beverage concentrate and eliminated $35 million in marketing funding for the remainder of 2008, which included $9 million in the third quarter of 2008. TCCC’s actions were in response to the marketplace pricing we took in September 2008.

Europe Results

In Europe, our volume grew 5.5 percent during the third quarter of 2008, reflecting the benefit of strong marketplace execution and hurdling a prior year weather-related volume decline of 3.0 percent. Both continental Europe and Great Britain experienced strong growth during the quarter, with sales volume increasing 6.0 percent and 5.0 percent, respectively. Our volume in France showed solid improvement as we recovered from the 2-week labor disruption that negatively impacted our volume during the second quarter of 2008. Coca-Cola Zero continued to grow significantly throughout continental Europe, while Great Britain benefited from volume growth of our regular sparkling beverages, including Coca-Cola and Sprite. Net pricing per case increased 2.5 percent and bottle and can costs per case increased 2.0 percent. Our European results also benefited from currency exchange rate changes and our continuing effort to aggressively manage our operating expenses.

COCA-COLA ENTERPRISES INC.

OPERATIONS REVIEW

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.2	61.8	63.2	61.7

Gross profit	36.8	38.2	36.8	38.3
Selling, delivery, and administrative expenses	29.3	29.8	30.3	30.8
Franchise impairment charge	0.0	0.0	31.9	0.0

Operating income (loss)	7.5	8.4	(25.4)	7.5
Interest expense, net	2.5	2.9	2.6	3.0
Other nonoperating (expense) income, net	(0.2)	0.2	0.0	0.0

Income (loss) before income taxes	4.8	5.7	(28.0)	4.5
Income tax expense (benefit)	1.1	0.7	(10.2)	1.0

Net income (loss)	3.7%	5.0%	(17.8)%	3.5%

Operating Income (Loss)

The following table summarizes our operating income (loss) by operating segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter				First Nine Months
	2008		2007		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
North America (A)	$273	63.5%	$344	76.5%	$(4,568)	109.0%	$881	76.0%
Europe	265	61.5	215	48.0	723	(17.5)	607	52.5
Corporate	(108)	(25.0)	(109)	(24.5)	(345)	8.5	(327)	(28.5)

Consolidated	$430	100.0%	$450	100.0%	$(4,190)	100.0%	$1,161	100.0%

(A)

Our North American operating loss for the first nine months of 2008 includes a $5.3 billion pre-tax non-cash franchise impairment charge that was recorded during the second quarter of 2008. For additional information about the non-cash franchise impairment charge, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES INC.

Operating income decreased $20 million, or 4.5 percent, during the third quarter of 2008 to $430 million from $450 million in the third quarter of 2007. During the first nine months of 2008, we had an operating loss of $4.2 billion, compared to operating income of $1.2 billion in the first nine months of 2007. The following table summarizes the significant components of the change in our operating income (loss) for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2008		First Nine Months 2008
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income (loss):
Impact of bottle and can price, cost, and mix on gross profit	$(13)	(3.0)%	$(13)	(1.0)%
Impact of bottle and can volume on gross profit	47	10.5	49	4.0
Impact of bottle and can selling day shift on gross profit	—	0.0	(23)	(2.0)
Impact of Jumpstart funding on gross profit	(4)	(1.0)	(5)	(0.5)
Impact of post mix, non-trade, and other on gross profit	11	2.5	(11)	(1.0)
Selling, delivery, and administrative expenses	(50)	(11.0)	(89)	(7.5)
Franchise impairment charge	—	0.0	(5,279)	(455.0)
Net impact of restructuring charges	9	2.0	21	1.5
Legal settlement accrual reversal	—	0.0	(8)	(0.5)
Gain on sale of land	(20)	(4.5)	(20)	(1.5)
Currency exchange rate changes	—	0.0	27	2.5

Change in operating income (loss)	$(20)	(4.5)%	$(5,351)	(461.0)%

Net Operating Revenues

Net operating revenues increased 6.5 percent in the third quarter of 2008 to $5.7 billion from $5.4 billion in the third quarter of 2007, and increased 6.0 percent in the first nine months of 2008 to $16.6 billion from $15.6 billion in the first nine months of 2007. The percentage of our third quarter and first nine months of 2008 net operating revenues derived from North America and Europe was 69 percent and 31 percent, respectively.

Our third quarter of 2008 net operating revenues in North America reflect the impact of moderate pricing growth in North America attributable to a positive mix shift associated with higher-priced still beverages, and a mid-to-high single-digit rate increase in September 2008 mainly impacting our U.S. multi-serve consumption channels. Our performance was limited by difficult macroeconomic conditions that continued to contribute to lower sales of our higher-margin packages, particularly for our 20-ounce sparkling beverages and water, and lower than expected growth in some higher-margin emerging beverage categories. Despite the persistent sparkling beverage category softness, we continued to benefit from the strong performance of Coca-Cola Zero. In Europe, our net operating revenues continued to benefit from our “boost zone” marketing initiatives and solid marketplace execution which led to strong volume performance. Coca-Cola Zero continued to grow significantly within our continental European territories, while Great Britain benefited from volume growth of our regular sparkling beverages, including Coca-Cola and Sprite. We also benefited from the introduction of glacéau’s vitaminwater in Great Britain, which occurred during the second quarter of 2008.

COCA-COLA ENTERPRISES INC.

Net operating revenue per case increased 3.5 percent in the third quarter of 2008 versus the third quarter of 2007 and increased 5.5 percent in the first nine months of 2008 versus the first nine months of 2007. The following table summarizes the significant components of the change in our net operating revenue per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2008			First Nine Months 2008
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in net operating revenue per case:
Bottle and can net price per case	3.5%	2.5%	3.5%	4.0%	2.0%	3.5%
Post mix, non-trade, and other	(0.5)	0.0	(0.5)	(0.5)	(0.5)	(0.5)
Currency exchange rate changes	0.0	2.5	0.5	0.5	7.0	2.5

Change in net operating revenue per case	3.0%	5.0%	3.5%	4.0%	8.5%	5.5%

During the third quarter and the first nine months of 2008, our bottle and can sales accounted for 91 percent of our total net operating revenues. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher-margin packages that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in the rate component of our pricing.

The increase in our third quarter of 2008 bottle and can net price per case in North America was driven by the positive mix shift associated with higher-priced still beverages, and a mid-to-high single-digit rate increase in September 2008 mainly impacting our U.S. multi-serve consumption channels. These positive price factors were offset by significantly lower sales of higher-priced single serve packages, particularly for our 20-ounce sparkling beverages and water, and lower than expected growth for certain higher-priced products in some emerging beverage categories.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the U.S., we participate in cooperative trade marketing (“CTM”) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and TCCC pays our customers as a representative of the North American bottling system. Coupon and loyalty programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring continued volume and revenue growth in the competitive marketplace. The cost of all of these programs, included as a reduction in net operating revenues, totaled $672 million and $597 million in the third quarter of 2008 and 2007, respectively, and $2.0 billion and $1.8 billion in the first nine months of 2008 and 2007, respectively. The cost of these programs as a percentage of gross revenues was 7.0 percent in the third quarter and first nine months of 2008 versus 6.5 percent and 6.8 percent in the third quarter and first nine months of 2007, respectively.

COCA-COLA ENTERPRISES INC.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of one less selling day during the first nine months of 2008 versus the first nine months of 2007 (selling days were the same in the third quarter of 2008 and 2007; rounded to the nearest 0.5 percent):

	Third Quarter 2008			First Nine Months 2008
	North America	Europe	Consolidated	North America	Europe	Consolidated
Change in volume	1.5%	5.5%	2.5%	(0.5)%	3.0%	0.5%
Impact of selling day shift (A)	n/a	n/a	n/a	0.5	0.5	0.5

Change in volume, adjusted for selling day shift	1.5%	5.5%	2.5%	0.0%	3.5%	1.0%

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week) and rounding due to our 0.5 percent rounding convention.

North America comprised 75 percent of our consolidated bottle and can volume during the third quarter and first nine months of 2008. Great Britain contributed 45 percent and 44 percent of our European bottle and can volume during the third quarter and first nine months of 2008, respectively.

Brands

The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of one less selling day during the first nine months of 2008 versus the first nine months of 2007 (selling days were the same in the third quarter of 2008 and 2007; rounded to the nearest 0.5 percent):

	Third Quarter 2008		First Nine Months 2008
	Change	Percent of Total	Change	Percent of Total
North America:
Coca-Cola trademark	0.0%	53.5%	(2.0)%	55.0%
Sparkling flavors and energy	(1.0)	24.0	(2.5)	24.0
Juices, isotonics, and other	17.5	12.5	19.5	11.5
Water	0.0	10.0	0.0	9.5

Total	1.5%	100.0%	0.0%	100.0%

Europe:
Coca-Cola trademark	6.0%	67.5%	2.0%	68.0%
Sparkling flavors and energy	2.5	18.5	3.0	18.0
Juices, isotonics, and other	7.0	11.0	10.5	11.0
Water	10.5	3.0	7.5	3.0

Total	5.5%	100.0%	3.5%	100.0%

Consolidated:
Coca-Cola trademark	1.5%	57.0%	(1.0)%	58.5%
Sparkling flavors and energy	(0.5)	22.5	(1.5)	22.5
Juices, isotonics, and other	15.0	12.5	17.0	11.5
Water	1.0	8.0	0.5	7.5

Total	2.5%	100.0%	1.0%	100.0%

In North America, our third quarter of 2008 sales volume increased 1.5 percent versus the third quarter of 2007. This volume performance reflects the benefit of recent product additions to our still beverage portfolio, including glacéau, FUZE, and Campbell’s products, and the favorable impact of strong promotional activity, including marketing surrounding the 2008 Summer Olympics and our “Summer Chill” initiative. These positive factors were offset by the impact of our September 2008 price increase, a continuing decline in the demand for our

COCA-COLA ENTERPRISES INC.

higher-margin packages, particularly for our 20-ounce sparkling beverages and water, and lower than expected growth in some higher-margin emerging beverage categories.

Sales of our Coca-Cola trademark products were flat during the third quarter of 2008, which included a 1.0 percent increase in our regular Coca-Cola trademark products, offset by a 1.5 percent decline in our diet/light Coca-Cola trademark products. The increase in our regular Coca-Cola trademark products was primarily attributable to a 1.5 percent increase in the sales of Coca-Cola classic, offset by lower sales of Cherry Coke and Vanilla Coke. The decrease in our diet/light Coca-Cola trademark products was driven by lower sales of Diet Coke, offset by significant year-over-year growth in the sale of Coca-Cola Zero, which increased over 20 percent. Coca-Cola Zero is a major component of our “Red, Black, and Silver” initiative, which is designed to maximize the profitability of the Coca-Cola trademark.

Our sparkling flavors and energy volume in North America declined 1.0 percent during third quarter of 2008 versus the third quarter of 2007. This decrease was primarily driven by lower sales volume of our Fanta and Vault products, and a decline in our energy drink portfolio. Partially offsetting these declines were modest increases for several sparkling beverage products, including Sprite and Dr Pepper. The decline in our energy drink portfolio was the result of lower sales of our Full Throttle brand, offset partially by an increase in the sale of NOS energy drinks. In order to enhance our presence in the energy drink category, in October 2008, we entered into distribution agreements with subsidiaries of Hansen Natural Corporation (“Hansen”), the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under these agreements, we have the right to distribute Monster Energy drinks in certain of our U.S. territories and all of our European territories beginning in November 2008, and in Canada in early 2009.

Our juices, isotonics, and other volume continued to expand during the third quarter of 2008 with sales volume increasing 17.5 percent. The primary driver of this growth was recent product additions, including glacéau, FUZE, and Campbell’s products. We did, however, experience a 7.0 percent decline in the sale of POWERade and Minute Maid products, which partially limited our growth in this category. During the second quarter of 2008, we introduced POWERade Zero, a zero-calorie sports drink, which partially offset the decline in the sale of regular POWERade brands. Sales volume of our water brands remained flat during the third quarter of 2008 versus the third quarter of 2007, reflecting the positive impact of an 8.5 percent increase in the sale of multi-serve Dasani packages and glacéau’s smartwater, offset by a low double digit decline in the sale of single-serve Dasani packages.

In Europe, our third quarter of 2008 sales volume increased 5.5 percent. This performance reflects the benefit of strong growth from both our sparkling and still beverage categories due to strong promotional activity, solid marketplace execution, and hurdling a prior year weather-related volume decline of 3.0 percent. Both continental Europe and Great Britain experienced strong growth during the third quarter, with sales volume increasing 6.0 percent and 5.0 percent, respectively. Our volume in France showed solid improvement as we recovered from the 2-week labor disruption that negatively impacted our volume during the second quarter of 2008. Coca-Cola Zero continued to grow significantly throughout our continental European territories, while Great Britain benefited from volume growth of our regular sparkling beverages, including Coca-Cola and Sprite. We continued to benefit from the success of our “boost zone” marketing initiatives, and the introduction of glacéau’s vitaminwater in Great Britain during the second quarter of 2008.

Our Coca-Cola trademark products in Europe increased 6.0 percent during the third quarter of 2008 as compared to the third quarter of 2007. This increase was primarily driven by volume gains in Coca-Cola, Diet Coke, and Coca-Cola Zero. Our sparkling flavors and energy volume in Europe increased 2.5 percent during the third quarter of 2008. This increase was primarily due to higher sales of Sprite and Fanta products, offset partially by a 0.5 percent decline in sales of Schweppes products. Our juices, isotonics, and other volume increased 7.0 percent during the third quarter of 2008 driven by strong growth in Capri-Sun and Fanta still.

COCA-COLA ENTERPRISES INC.

Consumption

The following table summarizes our volume results by consumption type for the periods presented, as adjusted to reflect the impact of one less selling day during the first nine months of 2008 versus the first nine months of 2007 (selling days were the same in the third quarter of 2008 and 2007; rounded to the nearest 0.5 percent):

	Third Quarter 2008		First Nine Months 2008
	Change	Percent of Total	Change	Percent of Total
North America:
Multi-serve (A)	2.5%	72.0%	0.5%	72.5%
Single-serve (B)	(0.5)	28.0	(0.5)	27.5

Total	1.5%	100.0%	0.0%	100.0%

Europe:
Multi-serve (A)	7.5%	57.0%	4.0%	57.5%
Single-serve (B)	3.0	43.0	2.5	42.5

Total	5.5%	100.0%	3.5%	100.0%

Consolidated:
Multi-serve (A)	3.5%	68.5%	1.0%	69.0%
Single-serve (B)	0.5	31.5	0.5	31.0

Total	2.5%	100.0%	1.0%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.

(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

The decrease in our North American single-serve packages during the third quarter of 2008 reflects a high single-digit decline in volume for our higher-margin 20-ounce sparkling beverage and water packages, offset partially by single-serve volume growth attributable to our new still beverages, principally glacéau products, and the introduction of 16-ounce sparkling beverage packages as part of our “Summer Chill” initiative. These new products and packages, however, provide us with a lower profit margin than the profit margin generated by our 20-ounce sparkling beverages and water.

COCA-COLA ENTERPRISES INC.

Packages

The following table summarizes our volume results by major package category for the periods presented, as adjusted to reflect the impact of one less selling day during the first nine months of 2008 versus the first nine months of 2007 (selling days were the same in the third quarter of 2008 and 2007; rounded to the nearest 0.5 percent):

	Third Quarter 2008		First Nine Months 2008
	Change	Percent of Total	Change	Percent of Total
North America:
Cans	0.0%	56.5%	(2.0)%	57.5%
PET (plastic)	4.5	42.5	3.0	41.5
Glass and other	(27.0)	1.0	(8.0)	1.0

Total	1.5%	100.0%	0.0%	100.0%

Europe:
Cans	6.5%	38.5%	3.5%	38.5%
PET (plastic)	6.5	46.0	3.5	45.5
Glass and other	1.0	15.5	2.5	16.0

Total	5.5%	100.0%	3.5%	100.0%

Consolidated:
Cans	1.5%	52.0%	(1.0)%	52.5%
PET (plastic)	5.0	43.5	3.0	42.5
Glass and other	(5.0)	4.5	0.5	5.0

Total	2.5%	100.0%	1.0%	100.0%

Cost of Sales

Cost of sales increased 8.5 percent in the third quarter of 2008 to $3.6 billion from $3.3 billion in the third quarter of 2007, and increased 8.5 percent in the first nine months of 2008 to $10.5 billion from $9.7 billion in the first nine months of 2007.

Cost of sales per case increased 6.0 percent in the third quarter of 2008 versus the third quarter of 2007, and increased 8.0 percent in the first nine months of 2008 versus the first nine months of 2007. The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2008			First Nine Months 2008
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	7.5%	2.0%	6.0%	8.0%	2.0%	6.0%
Bottle and can marketing credits and Jumpstart funding	0.5	0.0	0.0	0.0	0.0	0.0
Post mix, non-trade, and other	(1.5)	(0.5)	(1.0)	(2.0)	(0.5)	(1.0)
Currency exchange rate changes	0.0	3.0	1.0	1.0	7.0	3.0

Change in cost of sales per case	6.5%	4.5%	6.0%	7.0%	8.5%	8.0%

COCA-COLA ENTERPRISES INC.

Our bottle and can ingredient and packaging costs increased as a result of (1) package mix shifts associated with higher cost still beverages, which are purchased as finished goods, and (2) higher raw material costs, including HFCS (sweetener) and PET (plastic). In addition, in September 2008, TCCC increased in the high-single digits the price we pay for sparkling beverage concentrate and eliminated $35 million in marketing funding for the remainder of 2008, including $9 million in the third quarter of 2008. TCCC’s actions were in response to the marketplace pricing action we took in September 2008.

During the first quarter of 2008, we began estimating the cost of our purchases of HFCS (sweetener) using the actual cost of purchases made to date (including estimated rebates) rather than an average expected cost for the full year. This change was made due to the fact that our supplier began making additional information available to us regarding the actual cost of our HFCS (sweetener) purchases. As a result of this change, our costs of sales during the third quarter increased by approximately $3.5 million, while our cost of sales for the first nine months of 2008 were reduced by approximately $24.5 million. We estimate that this change will increase our costs of sales in the fourth quarter by approximately $24.5 million.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (“SD&A”) expenses increased $73 million, or 4.5 percent, in the third quarter of 2008 to $1.7 billion, and increased $195 million, or 4.0 percent, in the first nine months of 2008 to $5.0 billion. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2008		First Nine Months 2008
	Amount	Percent Change of Total	Amount	Percent Change of Total
Changes in SD&A expenses:
Administrative	$1	0.0%	$(10)	0.0%
Delivery and merchandising	24	1.5	50	1.0
Selling and marketing	8	0.5	27	0.5
Warehousing	12	0.5	41	1.0
Depreciation and amortization	(4)	0.0	(27)	(0.5)
Net impact of restructuring charges	(9)	(0.5)	(21)	(0.5)
Legal settlement accrual reversal	—	0.0	8	0.0
Gain on sale of land	20	1.5	20	0.5
Currency exchange rate changes	12	0.5	99	2.0
Other expenses	9	0.5	8	0.0

Change in SD&A expenses	$73	4.5%	$195	4.0%

SD&A expenses as a percentage of net operating revenues was 29.3 percent and 29.8 percent in the third quarter of 2008 and 2007, respectively, and 30.3 percent and 30.8 percent in the first nine months of 2008 and 2007, respectively. Our SD&A expenses in the third quarter of 2008 were negatively impacted by increased delivery costs attributable to higher fuel prices and mark-to-market losses associated with certain fuel hedges in North America, higher warehousing costs due to an increase in the number of SKUs associated with our expanded product portfolio, a gain on the sale of land in 2007, and currency exchange rate changes. These negative factors were offset partially by benefits from our operating expense control initiatives, a decline in depreciation expense and restructuring charges, and lower year-over-year compensation expense related to the expected achievement of performance targets under our annual incentive programs.

During the third quarter and first nine months of 2008, we recorded restructuring charges totaling $19 million and $68 million, respectively, and during the third quarter and first nine months of 2007, we recorded restructuring charges totaling $28 million and $89 million, respectively. These charges were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term

COCA-COLA ENTERPRISES INC.

sustainable growth. For additional information about this restructuring program, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

As a result of ineffectiveness associated with certain vehicle fuel derivatives designated as cash flow hedges, we recorded an $11 million loss during the third quarter of 2008. These derivatives hedge a portion of our vehicle fuel purchases in North America for the remainder of 2008 and the full year 2009. If these hedges had not resulted in ineffectiveness, the losses would have impacted earnings in the period that the forecasted vehicle fuel purchases were made. For additional information about our derivative instruments, refer to Notes 1 and 5 of the Notes to Consolidated Financial Statements in our Form 10-K.

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

Franchise Impairment Charge

During the second quarter of 2008, we recorded a $5.3 billion ($3.4 billion net of tax, or $7.06 per common share) non-cash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our second quarter of 2008 interim impairment test of these assets that was necessitated by the deterioration of the business environment in North America and a significant decline in our stock price during the second quarter.

During the third quarter of 2008, we did not experience any events or changes in circumstances that indicated that the carrying amounts of our franchise license intangible assets or goodwill were impaired. As such, we did not perform an interim impairment test during the third quarter and did not record any impairment charges.

Subsequent to the end of the third quarter, we experienced a sharp decline in our stock price. We believe this decline was principally driven by circumstances that occurred subsequent to the end of the third quarter including, but not limited to, an extraordinary decline in the stock market as a whole and other factors specific to our stock price that we believe do not necessarily reflect changes in our business as of the end of the third quarter. However, due to the fact that we are required to use a hypothetical market participant’s perspective when developing the assumptions to estimate fair value for our annual impairment tests, it is possible that the estimated fair value of our North American franchise license intangible assets or goodwill may be less than their carrying amounts when we perform our annual impairment tests during the fourth quarter. If so, we would be required to record an additional non-cash impairment charge during the fourth quarter.

For additional information about our franchise license intangible assets, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES INC.

Interest Expense, Net

Interest expense, net decreased 7.0 percent in the third quarter of 2008 to $144 million from $155 million in the third quarter of 2007. Interest expense, net decreased 7.0 percent in the first nine months of 2008 to $434 million from $467 million in the first nine months of 2007. The following table summarizes the primary items that impacted our interest expense for the periods presented (in billions):

	Third Quarter		First Nine Months
	2008	2007	2008	2007
Average outstanding debt balance	$9.5	$9.9	$9.6	$10.1
Weighted average cost of debt	6.0%	6.1%	6.0%	6.1%
Fixed-rate debt (% of portfolio)	83%	81%	83%	81%
Floating-rate debt (% of portfolio)	17%	19%	17%	19%

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

Other Nonoperating (Expense) Income, Net

During the third quarter of 2008, we realized a $3 million loss on our investment in certain marketable equity securities, after concluding that our unrealized loss on the investment was other-than-temporary. For additional information about this investment, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Income Tax (Benefit) Expense

Our effective tax rate was a benefit of 36 percent and a provision of 20 percent for the first nine months of 2008 and 2007, respectively. Our effective tax rate for the first nine months of 2008 included (1) a $1.9 billion (61 percentage point decrease in our effective tax rate) income tax benefit related to the $5.3 billion non-cash franchise impairment charge recorded during the second quarter of 2008, and (2) the net unfavorable impact of $11 million (2 percentage point increase in our effective tax rate) primarily related to the deferred tax impact of merging certain of our subsidiaries and tax rate changes. Our effective tax rate for the first nine months of 2007 included the net favorable impact of $56 million (8.0 percentage point decrease in our effective tax rate) related to U.S. state and United Kingdom tax rate changes. Refer to Note 9 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax (benefit) provision for the first nine months of 2008 and 2007.

CASH FLOW AND LIQUIDITY REVIEW

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, public and private issuances of debt and equity securities, and bank borrowings. Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we will incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. Notwithstanding the foregoing, at this time, we believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends to our shareowners, any contemplated acquisitions, and share repurchases for the foreseeable future.

COCA-COLA ENTERPRISES INC.

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 18 banks. At September 26, 2008, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Amounts available for borrowing under other committed credit facilities totaled approximately $280 million as of September 26, 2008.

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At September 26, 2008, we had $211 million outstanding in commercial paper. We have approximately $1.1 billion in long-term debt maturing prior to December 31, 2008, and have approximately $2.9 billion due in the next 12 months. In October 2008, we issued approximately $500 million in commercial paper, which increased our cash on hand to approximately $900 million. We plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and cash on hand and intend to refinance the remaining maturities of current obligations either with commercial paper or on a long-term basis, subject to the capital and credit market risks described previously. In the event that we are temporarily unable to issue sufficient commercial paper or to issue long-term debt securities, we would expect to borrow under our primary committed credit facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under that facility would be unable to fulfill their commitments to us as of the date of filing of this report.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s, and Fitch are A3, A, and A, respectively. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. In October 2008, the required net debt to total capital ratio was amended to exclude the impact of the $5.3 billion non-cash franchise impairment charge that was recorded during the second quarter of 2008. We were in compliance with these requirements as of September 26, 2008. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans were $124 million and $194 million in the first nine months of 2008 and 2007, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2008, as well as our actual contributions for the year ended December 31, 2007 (in millions):

	Projected(A) 2008	Actual(A) 2007
Pension - U.S.	$71	$108
Pension - non-U.S.	61	103
Other Postretirement	22	23

Total contributions	$154	$234

COCA-COLA ENTERPRISES INC.

(A)	These amounts represent only company-paid contributions.

As a result of significant declines in the fair value of our pension plan assets during 2008, it is possible that our future pension plan contributions may be significantly greater than our projected 2008 contributions.

Summary of Cash Activities

During the first nine months of 2008, our principal sources of cash included (1) $961 million from operations, and (2) proceeds of $1.1 billion from the issuance of debt. Our primary uses of cash were (1) net payments on commercial paper of $247 million; (2) payments on debt of $761 million; (3) capital asset investments of $745 million; (4) pension and other postretirement benefit plan contributions of $124 million; and (4) dividend payments totaling $102 million.

Operating Activities

Our net cash derived from operating activities totaled $961 million in the first nine months of 2008 versus $946 million in the first nine months of 2007. There were no significant differences in our operating activities in the first nine months of 2008 versus the first nine months of 2007, except for the non-cash franchise impairment charge and related deferred income tax benefit that were recorded during the second quarter of 2008. For additional information about the non-cash franchise impairment charge and other changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the first nine months of 2008 and 2007 (in millions):

	First Nine Months
	2008	2007
Supply chain infrastructure improvements	$234	$256
Cold drink equipment	375	286
Vehicle fleet	66	49
Information technology and other capital investments	70	42

Total capital asset investments	$745	$633

Financing Activities

The following table summarizes our issuances of debt, payments on debt, and our net issuances on commercial paper for the first nine months of 2008 and 2007 (in millions):

				First Nine Months
Issuances of debt	Maturity Date	Rate		2008	2007
$300 million note	August 2013	5.0%		$300	$—
$275 million note	May 2011	—	(A)	275	—
$450 million note	August 2009	—	(A)	—	450
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	515	904

Total issuances of debt				$1,090	$1,354

				First Nine Months
Payments on debt	Maturity Date	Rate		2008	2007
150 million U.K. pound sterling bond	March 2008	6.75%		$(299)	$—
300 million Euro bond	March 2007	5.88		—	(394)
550 million Euro bond	June 2007	3.99		—	(744)
U.S. dollar zero coupon notes (B)	June 2020	8.35		—	(19)
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	(438)	(278)
Other payments	—	—		(24)	(23)

Total payments on debt, excluding commercial paper				(761)	(1,458)
Net payments on commercial paper				(247)	(328)

Total payments on debt				$(1,008)	$(1,786)

COCA-COLA ENTERPRISES INC.

(A)	These credit facilities and notes carry variable interest rates.
(B)

During the second quarter of 2007, we paid $19 million to repurchase zero coupon notes with a par value totaling $41 million and unamortized discounts of $27 million. As a result of these extinguishments, we recorded a net loss of $5 million ($3 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statement of Operations.

During the nine months ended September 26, 2008 and September 28, 2007, we made dividend payments on our common stock totaling $102 and $87 million, respectively. In February 2008, we increased our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $292 million, or 13.0 percent, to $2.5 billion at September 26, 2008 from $2.2 billion at December 31, 2007. Inventories increased $168 million, or 18.0 percent, to $1.1 billion at September 26, 2008 from $924 million at December 31, 2007. These increases were primarily due to the seasonality of our business, offset partially by currency exchange rate changes. The increase in our inventory balance is also attributable to (1) products with higher costs on hand at the end of the third quarter, and (2) an increased number of SKUs associated with our expanded product portfolio.

Franchise license intangible assets decreased $5.5 billion, or 47.0 percent, to $6.3 billion as of September 26, 2008. This decrease was the result of the $5.3 billion non-cash impairment charge recorded during the second quarter of 2008 to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value and currency exchange rate changes.

Liabilities and Shareowners’ Equity

Accounts payable and accrued expenses totaled $2.9 billion at September 26, 2008 and were flat compared to December 31, 2007. Our accounts payable and accrued expenses declined as a result of currency exchange rate changes, lower trade accounts payable, and accruals related to our annual incentive bonus program, offset by higher accrued taxes.

Total debt was $9.4 billion at September 26, 2008, which was flat compared to December 31, 2007. Currency exchange rate changes decreased our debt balance by approximately $98 million, offset partially by debt issuances exceeding debt payments by $82 million and other debt related changes of $16 million.

Long-term deferred income tax liabilities decreased $1.9 billion, or 46.0 percent, to $2.3 billion at September 26, 2008. This decrease was the result of the net income tax benefit associated with the $5.3 billion non-cash franchise impairment charge recorded during the second quarter of 2008.

CONTINGENCIES

For information about our contingencies, including outstanding litigation, refer to Note 7 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET (plastic), HFCS (sweetener), and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements, which enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our costs during the next 12 months by approximately $75 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities. The impact of a 10 percent increase in these commodities on our 2009 calendar year costs, however, would be greater than this amount due to the existing fixed pricing agreements and other hedging instruments in place for the remainder of 2008.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three and nine months ended September 26, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 20, 2008, the Delaware Supreme Court affirmed the dismissal in International Brotherhood of Teamsters, et al. vs. Coca-Cola Company et al., CA No. 1927-CC. This matter is now concluded.

COCA-COLA ENTERPRISES INC.

Item 1A.	Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2007 (“Form 10-K”). The risk factor set forth below was disclosed in our Form 10-K, but has been updated to provide additional information.

Our ability to access the capital and credit markets, unexpected changes in interest or non-U.S. currency exchange rates, or changes in our debt rating could harm our financial position.

Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we will incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Changes from our expectations for interest and non-U.S. currency exchange rates can have a material impact on our financial results. For example, during 2007, non-U.S. currency exchange rate changes added approximately 5 percent to our diluted net income per share as compared to 2006. We may not be able to completely mitigate the effect of significant interest rate or non-U.S. currency exchange rate changes. Changes in our debt rating could have a material adverse effect on our interest costs and financing sources. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. As of December 31, 2007, approximately 15 percent of our debt portfolio was comprised of floating-rate debt.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the third quarter of 2008:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2008 through July 25, 2008	49,892	$16.83	—	33,283,579
July 26, 2008 through August 22, 2008	188	17.07	—	33,283,579
August 23, 2008 through September 26, 2008	—	—	—	33,283,579

Total	50,080	$16.83	—	33,283,579

(A)	The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. in payment of tax obligations related to the vesting of restricted shares.

Item 6.	Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
10.01	Coca-Cola Enterprises Inc. Executive Severance Plan	Filed herewith.

10.02	Form Agreement under Executive Severance Plan	Filed herewith.

12	Ratio of Earnings to Fixed Charges	Filed herewith.

31.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, President and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

COCA-COLA ENTERPRISES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date: October 23, 2008	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date: October 23, 2008	/s/ Joseph D. Heinrich
Joseph D. Heinrich
Vice President, Controller, and Chief Accounting Officer