Form 10-K
period 2008-12-31
COCA COLA ENTERPRISES INC
filed 2009-02-13
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 01-09300

(Exact name of registrant as specified in its charter)

Delaware	58-0503352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Nonaccelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of June 27, 2008 (assuming, for the sole purpose of this calculation, that all directors and executive officers of the registrant are “affiliates”) was $4,982,635,616 (based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange).

The number of shares outstanding of the registrant’s common stock as of January 30, 2009 was 487,828,230.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 21, 2009 are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Introduction

References in this report to “we,” “our,” or “us” refer to Coca-Cola Enterprises Inc. and its subsidiaries unless the context requires otherwise.

Coca-Cola Enterprises Inc. at a Glance

•	Markets, produces, and distributes nonalcoholic beverages.

•

Serves a market of approximately 419 million consumers throughout the United States (U.S.), Canada, the U.S. Virgin Islands and certain other Caribbean islands, Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands.

•	Is the world’s largest Coca-Cola bottler.

•	Represents approximately 16 percent of total Coca-Cola product volume worldwide.

We were incorporated in Delaware in 1944 by The Coca-Cola Company (TCCC), and we have been a publicly-traded company since 1986.

We sold approximately 42 billion bottles and cans (or 2 billion physical cases) throughout our territories during 2008. Products licensed to us through TCCC and its affiliates and joint ventures represented approximately 93 percent of our volume during 2008.

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

Relationship with The Coca-Cola Company

TCCC is our largest shareowner. At December 31, 2008, TCCC owned approximately 35 percent of our outstanding common stock. One of our twelve directors is an executive officer of TCCC and another director is a consultant to and former executive officer of TCCC.

We conduct our business primarily under agreements with TCCC. These agreements give us the exclusive right to market, produce, and distribute beverage products of TCCC in authorized containers in specified territories. These agreements provide TCCC with the ability, at its sole discretion, to establish its sales prices, terms of payment, and other terms and conditions for our purchases of concentrates and syrups from TCCC. Other significant transactions and agreements with TCCC include arrangements for cooperative marketing; advertising expenditures; purchases of sweeteners, juices, mineral waters and finished products; strategic marketing initiatives; cold drink equipment placement; and, from time-to-time, acquisitions of bottling territories.

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

Territories

Our bottling territories in North America are located in 46 states of the U.S., the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and all 10 provinces of Canada. At December 31, 2008, these territories contained approximately 270 million people, representing approximately 78 percent of the population of the U.S. and 98 percent of the population of Canada.

Our bottling territories in Europe consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands. The aggregate population of these territories was approximately 149 million at December 31, 2008.

During 2008, our operations in North America and Europe contributed 70 percent and 30 percent, respectively, of our net operating revenues. Great Britain contributed 41 percent of our European net operating revenues in 2008.

Products and Packaging

As used throughout this report, the term “sparkling” beverage means nonalcoholic ready-to-drink beverages with carbonation, including energy drinks and waters and flavored waters with carbonation. The term “still” beverage means nonalcoholic beverages without carbonation, including waters and flavored waters without carbonation, juice and juice drinks, teas, coffees, and sports drinks.

We derive our net operating revenues from marketing, producing, and distributing nonalcoholic beverages. Our beverage portfolio includes some of the most recognized brands in the world, including one of the world’s most valuable sparkling beverage brands, Coca-Cola. We manufacture most of our finished product from syrups and concentrates that we buy from TCCC and other licensors. The remainder of the products we sell are purchased in finished form. In North America, we deliver most of our product directly to retailers for sale to the ultimate consumers. In Europe, our product is principally distributed to our customers’ central warehouses and through wholesalers who deliver to retailers.

During 2008, our top five brands by geographic area were as follows:

North America:	Europe:
• Coca-Cola classic	• Coca-Cola
• Diet Coke	• Diet Coke/Coca-Cola light
• Sprite	• Fanta
• Dasani	• Coca-Cola Zero
• POWERade	• Capri-Sun

During 2008, 2007, and 2006, certain major brand categories exceeded 10 percent of our total net operating revenues. The following table summarizes the percentage of total net operating revenues contributed by these major brand categories (rounded to the nearest 0.5 percent):

	2008	2007	2006
Consolidated:
Coca-Cola trademark	55.0%	56.0%	56.5%
Sparkling flavors and energy	23.5%	24.0%	24.5%
Juices, isotonics, and other	14.0%	11.5%	11.0%

Our products are available in a variety of different package types and sizes (single-serve, multi-serve, and multi-pack) including, but not limited to, aluminum and steel cans, glass, aluminum and PET (plastic) bottles, pouches, and bag-in-box for fountain use. The following table summarizes our bottle and can package mix by geographic area during 2008 (based on wholesale physical case volume and rounded to the nearest 0.5 percent):

North America:
Cans	57.5%
PET (plastic)	41.0
Glass and other	1.5

Total	100.0%

Europe:
Cans	38.0%
PET (plastic)	46.0
Glass and other	16.0

Total	100.0%

Seasonality

Sales of our products tend to be seasonal, with the second and third calendar quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions.

Large Customers

No single customer accounted for 10 percent or more of our total consolidated net operating revenues in 2008. In North America, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 13 percent of our 2008 net operating revenues. No single customer accounted for more than 10 percent of our 2008 net operating revenues in Europe.

Approximately 54 percent of our North American bottle and can volume and approximately 42 percent of our European bottle and can volume are sold through the supermarket channel. The supermarket industry has experienced consolidation in recent years, and a limited number of large chains control a significant amount of the volume. The loss of one or more chains as a customer could have a material adverse effect upon our business, but we believe that any such loss in North America would be unlikely because of our products’ proven ability to bring retail traffic into the supermarket with the resulting benefits to the store and because we are the only source for our bottle and can products within our exclusive territories. Within the European Economic Area (EEA), however, our customers can order from any other Coca-Cola bottler within the EEA and those bottlers may have lower prices than the prices of our European bottlers.

In addition, at times a customer may choose to temporarily stop selling certain of our products as a result of a dispute we may be having with that customer. A dispute with a large customer that chooses not to sell certain of our products for a prolonged period of time could have a material adverse effect on our business.

Raw Materials and Other Supplies

We purchase syrups and concentrates from TCCC and other licensors to manufacture products. In addition, we purchase sweeteners; juices; mineral waters; finished product; carbon dioxide; fuel; PET preforms; glass, aluminum, and plastic bottles; aluminum and steel cans; pouches; closures; post-mix (fountain syrup) packaging; and other packaging materials. We generally purchase our raw materials, other than concentrates, syrups, mineral waters, and sweeteners, from multiple suppliers. The beverage agreements with TCCC provide that all authorized containers, closures, cases, cartons and other packages, and labels for the products of TCCC must be purchased from manufacturers approved by TCCC.

In the U.S. and Canada, high fructose corn syrup is the principal sweetener for beverage products of TCCC and other licensors’ brands (other than low-calorie products). Sugar (sucrose) is also used as a sweetener in Canada. During 2008, substantially all of our requirements for sweeteners in the U.S. were supplied through purchases by us from TCCC. In Europe, the principal sweetener is sugar derived from sugar beets. Our sugar purchases in Europe are made from multiple suppliers. We do not separately purchase low-calorie sweeteners, because sweeteners for low-calorie beverage products are contained in the syrups or concentrates that we purchase.

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

We, together with all other bottlers of Coca-Cola in the U.S., are a member of the Coca-Cola Bottlers Sales & Services Company LLC (CCBSS). CCBSS combines the purchasing volumes for goods and supplies of multiple Coca-Cola bottlers to achieve efficiencies in purchasing. CCBSS also participates in procurement activities with other large Coca-Cola bottlers worldwide. We, along with TCCC and other bottlers, continue to study ways to make supply chain procedures more efficient and effective. For example, in North America, we have entered into a joint initiative with TCCC to integrate our supply chains and consolidate common supply chain activities, including infrastructure planning, sourcing, production planning, and transportation.

We do not use any materials or supplies that are currently in short supply, although the supply and price of specific materials or supplies are, at times, adversely affected by strikes, weather conditions, speculation, abnormally high demand, governmental controls, national emergencies, and price or supply fluctuations of their raw material components.

Advertising and Marketing

We rely extensively on advertising and sales promotions in marketing our products. TCCC and other licensors that supply concentrates, syrups, and finished products to us make advertising expenditures in all major media to promote sales in the local areas we serve. We also benefit from national advertising programs conducted by TCCC and other licensors. Certain of the marketing expenditures by TCCC and other licensors are made pursuant to annual arrangements.

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

Global Marketing Fund

We and TCCC have established a Global Marketing Fund, under which TCCC is paying us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice to terminate the agreement. We earn the funding under this agreement if we and TCCC agree on an annual marketing and business plan. TCCC may terminate this agreement for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control.

Cold Drink Equipment Programs

We and TCCC (or its affiliates) are parties to Cold Drink Equipment Purchase Partnership programs (Jumpstart Programs) covering most of our territories in the U.S., Canada, and Europe. The Jumpstart Programs are designed to promote the purchase and placement of cold drink equipment. We received approximately $1.2 billion in support payments under the Jumpstart Programs from TCCC during the period 1994 through 2001. There are no additional amounts payable to us from TCCC under the Jumpstart Programs. Under the Jumpstart Programs, as amended, we agree to:

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

North American Beverage Agreements

Pricing

Pursuant to the North American beverage agreements, TCCC establishes the prices charged to us for concentrates for beverages bearing the trademark “Coca-Cola” or “Coke” (the Coca-Cola Trademark Beverages), Allied Beverages (as defined later), still beverages, and post-mix. TCCC has no rights under the U.S. beverage agreements to establish the resale prices at which we sell our products.

U.S. Cola and Allied Beverage Agreements with TCCC

We purchase concentrates from TCCC and market, produce, and distribute our principal nonalcoholic beverage products within the U.S. (excluding the U.S. Virgin Islands) under two basic forms of beverage agreements with TCCC: beverage agreements that cover the Coca-Cola Trademark Beverages (the Cola Beverage Agreements), and beverage agreements that cover other sparkling beverages (except energy drinks) of TCCC (the Allied Beverages and Allied Beverage Agreements) (referred to collectively in this report as the U.S. Cola and Allied Beverage Agreements), although in some instances we distribute sparkling and still beverages without a written agreement. We are a party to one Cola Beverage Agreement and to various Allied Beverage Agreements for each territory. In this “North American Beverage Agreements” section, unless the context indicates otherwise, a reference to us refers to the legal entity in the U.S. that is a party to the beverage agreements with TCCC.

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

U.S. Allied Beverage Agreements with TCCC

The Allied Beverages are beverages of TCCC or its subsidiaries that are sparkling beverages, but not Coca-Cola Trademark Beverages or energy drinks. The Allied Beverage Agreements contain provisions that are similar to those of the Cola Beverage Agreements with respect to the sale of beverages outside our territories, authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the Cola Beverage Agreements.

Exclusivity.    Under the Allied Beverage Agreements, we have exclusive rights to manufacture and distribute the Allied Beverages in authorized containers in specified territories. Like the Cola Beverage Agreements, we have advertising, marketing, and promotional obligations, but without restriction for most brands as to the marketing of products with similar flavors, as long as there is no manufacturing or handling of other products that would imitate, infringe upon, or cause confusion with, the products of TCCC. TCCC has the right to discontinue any or all Allied Beverages, and we have a right, but not an obligation, under many of the Allied Beverage Agreements to elect to market any new beverage introduced by TCCC under the trademarks covered by the respective Allied Beverage Agreements.

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

U.S. Still Beverage Agreements with TCCC

We purchase and distribute certain still beverages such as isotonics and juice drinks in finished form from TCCC, or its designees or joint ventures, and market, produce, and distribute Dasani water products, pursuant to the terms of marketing and distribution agreements (the Still Beverage Agreements). The Still Beverage Agreements contain provisions that are similar to the U.S. Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the U.S. Cola and Allied Beverage Agreements.

Exclusivity. Unlike the U.S. Cola and Allied Beverage Agreements, which grant us exclusivity in the distribution of the covered beverages in our territory, the Still Beverage Agreements grant exclusivity but permit TCCC to test-market the still beverage products in our territory, subject to our right of first refusal to do so, and to sell the still beverages to commissaries for delivery to retail outlets in the territory where still beverages are consumed on-premise, such as restaurants. TCCC must pay us certain fees for lost volume, delivery, and taxes in the event of such commissary sales. Also, under the Still Beverage Agreements, we may not sell other beverages in the same product category.

Pricing. TCCC, at its sole discretion, establishes the prices we must pay for the still beverages or, in the case of Dasani, the concentrate or finished good, but has agreed, under certain circumstances for some products, to give us the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca-Cola products.

Term. Each of the Still Beverage Agreements has a term of 10 or 15 years and is renewable by us for an additional 10 years at the end of each term. Renewal is at our option. We currently intend to renew substantially all of the Still Beverage Agreements as they expire.

POWERade Litigation

Certain aspects of the U.S. Cola, Allied, and Still Beverage Agreements described previously are affected by the settlement of the Ozarks Coca-Cola/Dr Pepper Bottling Company and the Coca-Cola Bottling Company United lawsuits. Under the terms of the settlement, there was a two-year test (which has been extended through December 31, 2009) of (1) national warehouse delivery of brands of TCCC into the exclusive territory of almost every bottler of Coca-Cola in the U.S., even nonparties to the litigation, in exchange for compensation in most circumstances and perhaps for as long as five years, and (2) limits on local warehouse delivery within the parties’ territories. Approved alternative route to market projects undertaken by us, TCCC, and other bottlers of Coca-Cola would, in some instances, permit delivery of certain products of TCCC into the territories of almost all U.S. bottlers (in exchange for compensation in most circumstances) despite the terms of the U.S. beverage agreements making such territories exclusive.

Other U.S. Beverage Agreements with TCCC

We have a distribution agreement with Energy Brands Inc. (Energy Brands), a wholly owned subsidiary of TCCC. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced water products including vitaminwater, smartwater, and vitaminenergy. The agreement was effective November 1, 2007 for a period of 10 years, and will automatically renew for succeeding 10-year terms, subject to a 12-month nonrenewal notification. The agreement covers most, but not all, of our U.S. territories, requires us to distribute Energy Brands enhanced water products exclusively, and permits Energy Brands to distribute the products in some channels within our territories. In conjunction with the execution of the Energy Brands agreement, we entered into an agreement with TCCC whereby we agreed not to introduce new brands or certain brand extensions in the U.S. through August 31, 2010, unless mutually agreed to by us and TCCC.

U.S. Post-Mix Sales and Marketing Agreements with TCCC

We have a distributorship appointment in effect from January 1, 2008 through December 31, 2012, to sell and deliver certain post-mix products of TCCC. The appointment is terminable by either party for any reason upon 10 days’ written notice. Under the terms of the appointment, we are authorized to distribute such products to retailers for dispensing to consumers within the U.S. Unlike the U.S. Cola and Allied Beverage Agreements, there is no exclusive territory, and we face competition not only from sellers of other such products but also from other sellers of the same products (including TCCC). In 2008, we sold and/or delivered such post-mix products in all of our major territories in the U.S. Depending on the territory, we are involved in differing degrees in the sale, distribution, and marketing of post-mix syrups. In some territories, we sell syrup on our own behalf, but the primary responsibility for marketing lies with TCCC. In other territories, we are responsible for marketing post-mix syrup to certain customers.

U.S. Beverage Agreements with Other Licensors

The beverage agreements in the U.S. between us and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the U.S. Cola and Allied Beverage Agreements as to use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, and causes for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors in certain territories. Our agreements with subsidiaries of Dr Pepper Snapple Group (DPSG), which represented approximately 7 percent of the beverages sold by us in the U.S. and the Caribbean during 2008, provide that the parties will give each other at least one year’s notice prior to terminating the agreement for any brand and pay certain fees in some circumstances. Also, we have agreed that we would not cease distributing Dr Pepper, Canada Dry, Schweppes, or Squirt brand products prior to December 31, 2010. The termination provisions for Dr Pepper renew for five-year periods; those for the other Cadbury brands renew for three-year periods.

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

We distributed Rockstar beverages under a subdistribution agreement with TCCC through September 30, 2008 that had terms and conditions similar in many respects to the Allied Beverage Agreements. We purchased Rockstar beverages from Rockstar, Inc. and paid certain fees to TCCC. Effective October 1, 2008, TCCC ceased its role as distributor, we became a direct distributor of Rockstar Inc., and the term was extended through December 31, 2009. This distribution agreement does not cover all of our territory in the U.S., and permits certain other sellers of Rockstar beverages to continue distribution in our territories.

In 2007, we began distributing Campbell Soup Company (Campbell) fruit and vegetable juice beverages under a subdistribution agreement with TCCC that has terms and conditions similar in many respects to the Rockstar agreement. The Campbell subdistribution agreement has a five-year term, covers all of our territories in the U.S. and Canada, and permits Campbell and certain other sellers of Campbell beverages to continue distribution in our territories. We purchase Campbell beverages from a subsidiary of Campbell.

In November 2008, we began distributing Monster beverages under a distribution agreement with Hansen Beverage Company (Hansen). This agreement has terms and conditions similar in many respects to our Rockstar agreement. The Monster distribution agreement has a 20-year term, will automatically renew for one-year terms thereafter subject to a nonrenewal notification, can be terminated by either party under certain circumstances (subject to a termination penalty in some cases), and does not cover all of our territories in the U.S. The agreement also permits Hansen and certain other sellers of Monster beverages to continue distribution in our territories. We purchase Monster beverages from Hansen and pay certain fees to TCCC.

Canadian Beverage Agreements with TCCC

Our bottler in Canada markets, produces, and distributes Coca-Cola Trademark Beverages, Allied Beverages, and still beverages of TCCC and Coca-Cola Ltd., an affiliate of TCCC (Coca-Cola Beverage Products), in its territories pursuant to license agreements and arrangements with TCCC (Canadian Beverage Agreements). The Canadian Beverage Agreements are similar to the U.S. Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, sales of beverages outside our territories, transfer restrictions, termination, and related matters but have certain significant differences from the U.S. Cola and Allied Beverage Agreements.

Exclusivity.    The Canadian Beverage Agreements for Coca-Cola Trademark Beverages give us the exclusive right to distribute Coca-Cola Trademark Beverages in our territories in approved containers authorized by TCCC. At the present time, there are no other authorized producers or distributors of canned, bottle, pre-mix, or post-mix Coca-Cola Trademark Beverages in our territories, and we have been advised by TCCC that there are no present intentions to authorize any such producers or distributors in the future. In general, the Canadian Beverage Agreement for Coca-Cola Trademark Beverages prohibits us from producing or distributing beverages other than the Coca-Cola Trademark Beverages unless TCCC has given us written notice that it approves the production and distribution of such beverages.

Pricing.    The TCCC system supplies the concentrates for the Coca-Cola Trademark Beverages and may establish and revise at any time the price of concentrates, the payment terms, and the other terms and conditions under which we purchase concentrates for the Coca-Cola Trademark Beverages. Unlike other beverage agreements in other parts of the world, TCCC reserves the right to the extent permitted by law, to establish maximum prices at which the Coca-Cola Trademark Beverages may be sold by us to our retailers and may also establish maximum retail prices for such beverages, and we are required to use our best efforts to maintain such maximum retail prices.

Term.    The Canadian Beverage Agreements for Coca-Cola Trademark Beverages have 10-year terms and extend through December 31, 2017. While these agreements contain no automatic right of renewal beyond that date, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements will continue to be renewed.

Other Coca-Cola Beverage Products.    Our license agreements and arrangements with TCCC for Coca-Cola beverage products other than Coca-Cola Trademark Beverages are on terms generally similar to those contained in the license agreement for the Coca-Cola Trademark Beverages.

Canadian Beverage Agreements with Other Licensors

We have several license agreements and arrangements with other licensors, including license agreements with subsidiaries of DPSG. These beverage agreements, which expire at various dates and contain certain renewal provisions, generally give us the exclusive right to produce and distribute authorized beverages in authorized packaging in specified territories. These beverage agreements generally also provide flexible pricing for the licensors, and in many instances, prohibit us from dealing in beverages easily confused with, or imitative of, the authorized beverages. These agreements contain restrictions generally similar to those in the Canadian Beverage Agreements regarding the use of trademarks, approved bottles, cans and labels, sales of imitations, and causes for termination.

We have exclusive rights throughout Canada for the distribution of Rockstar beverages. We distributed Rockstar beverages pursuant to the same subdistribution agreement with TCCC covering our U.S. territories through September 30, 2008. Effective October 1, 2008, TCCC ceased its role as distributor, we became a direct distributor of Rockstar Inc., and the term was extended through December 31, 2009. The distribution agreement covers all of our territory in Canada, but permits certain other sellers of Rockstar beverages to have limited distribution in Canada.

In early 2009, we began distributing Monster beverages in Canada under a distribution agreement with Hansen that has terms and conditions similar to our U.S. distribution agreement.

We also distribute AriZona Teas in Canada pursuant to our 2006 exclusive rights agreement with the AriZona licensor to distribute certain AriZona brands and packages for five years, with options to renew. We have additional rights of first refusal for any additional AriZona brands and packages. In 2007, we began distributing certain fruit and vegetable juice beverages from Campbell in all of our Canadian territories pursuant to the same subdistribution agreement with TCCC covering our U.S. territories.

European Beverage Agreements

European Beverage Agreements with TCCC

Our bottlers in Belgium, continental France, Great Britain, Monaco, and the Netherlands, and our distributor in Luxembourg (the European Bottlers) operate in their respective territories under bottler and distributor agreements with TCCC and The Coca-Cola Export Corporation, an affiliate of TCCC, (the European Beverage Agreements). The European Beverage Agreements have certain significant differences from the beverage agreements in North America. However, we believe that the European Beverage Agreements are substantially similar to other agreements between TCCC and other European bottlers of Coca-Cola Trademark Beverages and Allied Beverages.

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

Term and Termination.    The European Beverage Agreements have 10-year terms and extend through December 31, 2017. While the agreements contain no automatic right of renewal beyond that date, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to that company that would be caused by nonrenewals ensure that these agreements will continue to be renewed.

TCCC has the right to terminate the European Beverage Agreements before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of our European Bottlers. The European Beverage Agreements may be terminated by either party upon the occurrence of a default that is not remedied within 60-days of the receipt of a written notice of default, or in the event that non-U.S. currency exchange is unavailable or local laws prevent performance. They also terminate automatically, after a certain lapse of time, if any of our European Bottlers refuse to pay a beverage base price increase.

European Supplemental Agreement with TCCC

In addition to the European Beverage Agreements described previously, our European Bottlers (excluding the Luxembourg distributor), TCCC, and The Coca-Cola Export Corporation are parties to a supplemental agreement (the European Supplemental Agreement) with regard to our European Bottlers’ rights pursuant to the European Beverage Agreements. The European Supplemental Agreement permits our European Bottlers to prepare, package, distribute, and sell the beverages covered by any of our European Bottlers’ European Beverage Agreements in any other territory of our European Bottlers, provided that we and TCCC have reached agreement upon a business plan for such beverages. The European Supplemental Agreement may be terminated, either in whole or in part by territory, by TCCC at any time with 90-days’ prior written notice.

European Beverage Agreements with Other Licensors

The beverage agreements between us and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time in their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors. Those agreements contain restrictions generally similar in effect to those in the European Beverage Agreements as to the use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, planning, and causes for termination. As a condition to Cadbury Schweppes’ sale to us of its 51 percent interest in the British bottler in February 1997, we entered into agreements concerning certain aspects of the Cadbury Schweppes products distributed by our British bottler (the Cadbury Schweppes Agreements). These agreements impose obligations upon us with respect to the marketing, sale, and distribution of Cadbury Schweppes products within the British bottler’s territory. These agreements further require that our British bottler achieve certain agreed-upon growth rates for Cadbury Schweppes brands and grant certain rights and remedies to Cadbury Schweppes if these rates are not met. These agreements also place some limitations upon our British bottler’s ability to discontinue Cadbury Schweppes brands, and recognize the exclusivity of certain Cadbury Schweppes brands in their respective flavor categories. Our British bottler is given the first right to any new Cadbury Schweppes brands introduced in the territory. These agreements run through 2012 and are automatically renewed for a 10-year term thereafter unless terminated by either party. In 1999, TCCC acquired the Cadbury Schweppes beverage brands in, among other places, the United Kingdom. The Cadbury Schweppes beverage brands were not acquired in any other countries in which our European Bottlers operate. Some Cadbury Schweppes beverage brands were acquired by assignment and others by purchase of the entity owning the brand; both methods are referred to as “assignments” for purposes of this section. Pursuant to the acquisition, Cadbury Schweppes assigned the Cadbury Schweppes Agreements to an affiliate of TCCC.

We distribute Capri-Sun beverages in continental France and Great Britain through distribution agreements with subsidiaries or related entities of WILD GmbH & Co. KG (WILD). We also produce Capri-Sun beverages in Great Britain through a license agreement with WILD. The terms of the distribution and license agreements are five years and expire in 2014, but are renewable for an additional five-year term (subject to our meeting certain pre-conditions).

In October 2008, we entered into distribution agreements with subsidiaries of Hansen, the developer, marketer, seller and distributor of Monster Energy drinks. Under these agreements, we began distributing Monster Energy drinks in all of our European territories in early 2009. These agreements have terms of 20 years each, comprised of four five-year terms, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases.

Competition

The nonalcoholic beverage category of the commercial beverages industry in which we compete is highly competitive. We face competitors that differ not only between our North American and European territories, but also within individual markets in these territories. Moreover, competition exists not only in this category but also between the nonalcoholic and alcoholic categories.

The most important competitive factors impacting our business include advertising and marketing, product offerings that meet consumer preferences and trends, new product and package innovations, pricing, and cost inputs. Other competitive factors include supply chain, distribution and sales methods, merchandising productivity, customer service, trade and community relationships, the management of sales and promotional activities, and access to manufacturing and distribution. Management of cold drink equipment, including vendors and coolers, is also a competitive factor. We believe that our most favorable competitive factor is the consumer and customer goodwill associated with our brand portfolio. We face strong competition by companies that produce and sell competing products to a consolidating retail sector where buyers are able to choose freely between our products and those of our competitors.

During 2008, our sales represented approximately 13 percent of total nonalcoholic beverage sales in our North American territories and approximately 9 percent of total nonalcoholic beverage sales in our European territories. The sale of our products comprised a significantly smaller percentage of the combined alcoholic and nonalcoholic beverage sales in these territories.

Our competitors include the local bottlers and distributors of competing products and manufacturers of private label products. For example, we compete with bottlers and distributors of products of PepsiCo, Inc., Dr Pepper Snapple Group, Nestlé S.A., Groupe Danone S.A., Kraft Foods Inc., and of private label products, including those of certain of our customers. In certain of our territories, we sell products against which we compete in other territories. However, in all of our territories our primary business is the marketing, production, and distribution of products of TCCC. Our primary competitor in each territory may vary, but within North America, our predominant competitors are The Pepsi Bottling Group, Inc. and PepsiAmericas, Inc.

Employees

At December 31, 2008, we employed approximately 72,000 people, about 11,000 of whom worked in our European territories.

Approximately 18,000 of our employees in North America in 156 different employee units are covered by collective bargaining agreements and a majority of our employees in Europe are covered by local labor agreements. Our bargaining agreements in North America expire at various dates over the next five years, including 31 agreements in 2009. The majority of our European agreements expire at various dates through 2010. We believe that we will be able to renegotiate subsequent agreements upon satisfactory terms.

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

Packaging

Anti-litter measures have been enacted in 10 of the U.S. states in which we do business. Sales in these states represented approximately 25 percent of our total 2008 U.S. sales volume. Some of these measures prohibit the sale of certain beverages, whether in refillable or nonrefillable containers, unless a deposit is charged by the retailer for the container. The retailer or redemption center refunds all or some of the deposit to the customer upon the return of the container. The containers are then returned to the bottler who, in most jurisdictions, must pay the refund and, in certain others, must also pay a handling fee. In California, a levy is imposed on beverage containers to fund a waste recovery system. Massachusetts requires the creation of a deposit transaction fund by bottlers and the payment to the state of balances in that fund that exceed three months of deposits received, net of deposits repaid to customers and interest earned. Michigan also has a statute requiring bottlers to pay to the state unclaimed container deposits. In the past, similar legislation has been proposed but not adopted elsewhere, although we anticipate that additional jurisdictions may enact such laws.

In Canada, soft drink containers are subject to waste management measures in each of the 10 provinces. Eight provinces have forced deposit plans, of which four have half-back deposit plans whereby a deposit is collected from the consumer and one-half of the deposit is returned upon redemption.

The European Commission has issued a packaging and packing waste directive that has been incorporated into the national legislation of the European Union (EU) member states in which we do business. The weight of packages collected and sent for recycling (inside or outside the EU) in the countries in which we operate must meet certain minimum targets depending on the type of packaging. The legislation set targets for the recovery and recycling of household, commercial, and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation. In the Netherlands, we include 25 percent recycled content in our recyclable plastic bottles in accordance with an agreement we have with the government and, in compliance with national legislation, we charge our customers a deposit on all containers of 1/2 liter or greater, which is refunded to them when the containers are returned to us.

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

Beverages in Schools

We have experienced increased public policy challenges regarding the sale of certain of our beverages in schools, particularly elementary, middle, and high schools. The issue of soft drinks in schools in the U.S. first achieved visibility in 1999 when a California state legislator proposed a restriction on the sale of soft drinks in local school districts. In 2004, Texas passed statewide restrictions on the sale of soft drinks and other foods in schools; in 2005, California, Kentucky, and New Jersey passed additional statewide restrictions. Similar regulations have been enacted in a small number of local communities. At December 31, 2008, a total of 32 states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for many years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition, and obesity concerns of today’s youth. The impact of restrictive legislation, if widely enacted, could have a negative effect on our brands, image, and reputation. In 2005, we adopted the Beverage Industry School Vending Policy recommended by the American Beverage Association (ABA). In 2006, we worked with the ABA to develop new U.S. school beverage guidelines through a partnership with the Alliance for a Healthier Generation, which is a joint initiative of the William J. Clinton Foundation and the American Heart Association. The Alliance was established to limit portion sizes and reduce the number of calories for food and beverage offerings during the school day. These guidelines strengthen the ABA school vending policy, and we are implementing them with new and existing contracts with schools. This policy responds to issues regarding the sale of certain of our beverages in schools and provides for recommended beverage availability in elementary, middle, and high schools. During 2008, our sales to schools covered by the ABA policy represented approximately 1 percent of our total sales volume in the U.S.

During 2006, we worked with Refreshments Canada, the Canadian beverage industry association, and established similar guidelines for schools as in the U.S. During 2008, sales in elementary, middle, and high schools represented less than 1 percent of our total sales volume in Canada.

Throughout our European territories, different policy measures exist related to our presence in the educational channel, from a total ban of vending machines in the French educational channel, to a limited choice in Great Britain and stringent self-regulation guidelines in our other European territories. While we face continued pressure for regulatory intervention to further restrict the availability of sugared and sweetened beverages in and beyond the educational channel, our stringent self-regulation guidelines have been publicly praised by policy makers.

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

We have adopted a plan for the testing, repair, and removal, if necessary, of underground fuel storage tanks at our locations in North America. This plan includes any necessary remediation of tank sites and the abatement of any pollutants discharged. Our plan extends to the upgrade of wastewater handling facilities, and any necessary remediation of asbestos-containing materials found in our facilities. We had capital expenditures of approximately $3.5 million in 2008 pursuant to this plan, and we estimate that our capital expenditures will be approximately $2.5 million in 2009 and 2010 pursuant to this plan. In our opinion, any liabilities associated with the items covered by such plan will not have a materially adverse effect on our Consolidated Financial Statements.

Our European Bottlers are subject to the provisions of the EU Directive on Waste Electrical and Electronic Equipment (WEEE). Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

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

EU rules adopted by the European countries in which we do business preclude restriction of the free movement of goods among the member states. As a result, unlike our U.S. Cola and Allied Beverage Agreements, the European Beverage Agreements grant us exclusive bottling territories subject to the exception that other European Economic Area bottlers of Coca-Cola Trademark Beverages and Allied Beverages can, in response to unsolicited orders, sell such products in our European territories. For additional information, refer to our previous discussion under “European Beverage Agreements.”

Excise and Other Taxes

There are certain specific taxes on certain beverage products in certain territories in which we do business. Excise taxes primarily on the sale of sparkling beverages have been in place in various states in the U.S. for several years. The jurisdictions in which we operate that currently impose such taxes are Arkansas, Tennessee, Virginia, Washington State, West Virginia, and the City of Chicago. In addition, excise taxes on the sale of sparkling and still beverages are in place in Belgium, France, and the Netherlands. Proposals have been introduced in certain countries and U.S. states and localities, which would impose special taxes on certain beverages we sell. For example, the State of New York recently proposed a tax on the sale of regular sparkling beverages. At this point, we are unable to predict whether such additional legislation will be adopted.

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

For More Information About Us

Filings with the Securities and Exchange Commission

As a public company, we regularly file reports and proxy statements with the Securities and Exchange Commission (SEC). These reports are required by the Securities Exchange Act of 1934 and include:

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

The information on our website is not incorporated by reference into this annual report on Form 10-K unless specifically so incorporated by reference herein.

Our website contains, under “Corporate Governance,” information about our corporate governance policies, such as:

•	Code of Business Conduct;

•	Board of Directors Guidelines on Significant Corporate Governance Issues;

•	Board Committee Charters;

•	Certificate of Incorporation; and

•	Bylaws.

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

Forward-looking statements include, but are not limited to:

•	Projections of revenues, income, net income per share, capital expenditures, dividends, capital structure, or other financial measures;

•	Descriptions of anticipated plans or objectives of our management for operations, products, or services;

•	Forecasts of performance; and

•	Assumptions regarding any of the foregoing.

For example, our forward-looking statements include our expectations regarding:

•	Net income per diluted common share;

•	Operating income growth;

•	Volume growth;

•	Net price per case growth;

•	Cost of goods per case growth;

•	Concentrate cost increases from TCCC;

•	Return on invested capital (ROIC);

•	Capital expenditures; and

•	Developments in accounting standards.

Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date they are made, and, except as required by law, might not be updated to reflect changes as they occur after the forward-looking statements are made.

Risks and Uncertainties

We may not be able to respond successfully to changes in the marketplace.

We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our response to continued and increased competitor and customer consolidations and marketplace competition may result in lower than expected net pricing of our products. Our ability to gain or maintain share of sales or gross margins may be limited by the actions of our competitors, who may have advantages in setting their prices because of lower cost of raw materials. Competitive pressures in the markets in which we operate may cause channel and product mix to shift away from more profitable channels and packages.

If we are unable to maintain or increase our volume in higher-margin products and in packages sold through higher-margin channels (e.g. immediate consumption), our pricing and gross margins could be adversely affected. Our efforts to improve pricing may result in lower than expected volume and/or revenue. In addition, our efforts to increase volume through new products and packages may negatively impact our existing and, in some cases, more profitable products and packages. For example, our new 16-ounce package could draw customers and consumers away from our more profitable 20-ounce package.

Our sales can be adversely impacted by the health and stability of the general economy.

Unfavorable changes in general economic conditions, such as a recession or prolonged economic slowdown in the territories in which we do business, may reduce the demand for certain of our products and otherwise adversely affect our sales. For example, economic forces may cause consumers to purchase more private-label brands, which are generally sold at a price point lower than our products, or to defer purchases of beverage products altogether. Additionally, consumers that do purchase our products may choose to shift away from purchasing our higher-margin products and packages sold through immediate consumption and other more highly profitable channels. For example, the difficult macroeconomic conditions in the U.S. during 2008 contributed to lower sales of our higher-margin packages, particularly our 20-ounce sparkling beverages and water, which declined low double-digits, and limited the growth in some higher-margin emerging beverage categories. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectibility of certain accounts. Each of these factors could adversely affect our revenue, price realization, gross margins, and/or our overall financial condition and operating results.

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

Our business success is dependent upon our relationship with TCCC.

Under the express terms of our license agreements with TCCC:

•	There are no limits on the prices TCCC may charge us for concentrate.

•

Much of the marketing and promotional support is at the discretion of TCCC. Programs currently in effect or under discussion contain requirements, or are subject to conditions, established by TCCC that we may be unable to achieve or satisfy. The terms of the product licenses from TCCC contain no express obligation for TCCC to participate in future programs or continue past levels of payments into the future.

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

In August 2007, we entered into a 36-month agreement with TCCC to distribute only mutually agreed upon new products relating to our U.S. territory. As a result, during that period, we are more dependent on product innovation from TCCC and do not have as much latitude to introduce new products from other licensors into our portfolio without some form of cooperation from TCCC.

We have infrastructure programs in place with TCCC. Should we not be able to satisfy the requirements of those programs, and we are unable to agree on an alternative solution, TCCC may be able to seek a partial refund of amounts previously paid.

Disagreements with TCCC concerning other business issues may lead TCCC to act adversely to our interests with respect to the relationships described above. For example, in September 2008, TCCC increased the price we pay for sparkling beverage concentrate by approximately 7.5 percent and permanently eliminated $35 million in annual marketing funding. TCCC’s actions were in response to the marketplace pricing action we took in September 2008 to cover a portion of our 2008 cost of sales increase. In addition, certain cost savings and business improvement initiatives that we plan to implement in North America in 2009 and beyond rely heavily on the TCCC’s participation and cooperation. We may be unable to realize the full benefit of our planned initiatives should TCCC not participate as we anticipate.

Our business in Europe is vulnerable to product being imported from outside our territories, which adversely affects our sales.

Certain of our European territories, Great Britain in particular, are susceptible to the import of non-CCE manufactured products of TCCC by bottlers from countries outside our European territories where prices and costs are lower. During 2008, we estimate that imported product negatively impacted the gross profit of our European Bottlers by approximately $40 million to $55 million.

Increases in costs or limitation of supplies of raw materials could hurt our financial results.

If there are increases in the costs of raw materials, ingredients, or packaging materials, such as aluminum, HFCS (sweetener), PET (plastic), fuel, or other cost items, and we are unable to pass the increased costs on to our customers in the form of higher prices, our financial results could be adversely affected. We primarily use supplier pricing agreements and, at times, use derivative financial instruments to manage the volatility and market risk with respect to certain commodities. Generally, these hedging instruments establish the purchase price for these commodities in advance of the time of delivery. As such, it is possible that these hedging instruments may lock us into prices that are ultimately greater than the actual market price at the time of delivery. For example, during 2009, we expect our cost for certain commodities to be substantially higher than market prices as a result of supply agreements and hedging instruments that have locked us into higher prices.

Due to the increased volatility and tightness of the capital and credit markets, certain of our suppliers have indicated they may restrict our ability to lock in prices beyond the agreements we currently have in place. In light of this, we are exploring alternatives to manage our risk with respect to these commodities. Our inability to implement alternative solutions could expose us to additional market risk and earnings volatility with respect to the purchase of these commodities.

If suppliers of raw materials, ingredients, packaging materials, or other cost items, such as fuel or water, are affected by strikes, weather conditions, abnormally high demand, governmental controls, national emergencies, natural disasters, or other events, and we are unable to obtain the materials from an alternate source, our cost of sales, revenues, and ability to manufacture and distribute product could be adversely affected. For example, throughout 2007, certain areas in the Southeast U.S. faced record-breaking drought conditions. As a result, numerous U.S. state and local governments implemented temporary restrictions on the use of water. To date, the restrictions imposed on the use of water have not caused a significant disruption at our affected production facilities. However, should drought conditions exist for a prolonged period of time, or should similar conditions occur in other areas in which we do business, it is possible that our ability to manufacture and distribute product and/or our cost to do so could be adversely affected.

In recent years, there has been consolidation among suppliers of certain of our raw materials. The reduction in the number of competitive sources of supply could have an adverse effect upon our ability to negotiate the lowest costs and, in light of our relatively small in-plant raw material inventory levels, has the potential for causing interruptions in our supply of raw materials.

With the introduction of Monster energy drinks into our product portfolio during 2008, and Fuze, Campbell’s, and glacéau products during 2007, we have become increasingly reliant on purchased finished goods from external sources versus our internal production. As a result, we are subject to incremental risk including, but not limited to, product availability, price variability, product quality, and production capacity shortfalls for externally purchased finished goods.

Miscalculation of our need for infrastructure investment could impact our financial results.

Projected requirements of our infrastructure investments may differ from actual levels if our volume growth is not as we anticipate. Our infrastructure investments are generally long-term in nature and, therefore, it is possible that investments made today may not generate our expected return due to future changes in the marketplace. Significant changes from our expected need for and/or returns on cold drink equipment, fleet, technology, and supply chain infrastructure investments could adversely affect our financial results.

The level of our indebtedness could restrict our operating flexibility and limit our ability to incur additional debt to fund future needs.

As of December 31, 2008, we had approximately $9.0 billion of total consolidated debt (including capital leases), of which $1.8 billion is due in the next 12 months. Our significant level of indebtedness requires us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest, thereby reducing the funds available to us for other purposes. Our substantial indebtedness can negatively impact our operations by (1) limiting our ability and/or increasing the cost to obtain additional funding for working capital, capital expenditures, strategic acquisitions, and general corporate purposes; (2) increasing our vulnerability to economic downturns and adverse industry conditions by limiting our ability to react to changing economic and business conditions; and (3) exposing us to a risk that a significant decrease in cash flows from operations could make it difficult for us to meet our debt service requirements.

With our level of indebtedness, access to the capital and credit markets is vital. The capital and credit markets have become more volatile and tight as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we will incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors, such as our current deficit in shareowners’ equity, at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. Notwithstanding the foregoing, at this time, we believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends to our shareowners, any contemplated acquisitions, and share repurchases for the foreseeable future.

Unexpected changes in interest or non-U.S. currency exchange rates, or changes in our debt rating, could harm our financial position.

Changes from our expectations for interest and non-U.S. currency exchange rates can have a material impact on our financial results. For example, during 2007, non-U.S. currency exchange rate changes added approximately 5 percent to our diluted earnings per share. We may not be able to completely mitigate the effect of significant interest rate or non-U.S. currency exchange rate changes. Changes in our debt rating could also have a material adverse effect on our interest costs and financing sources. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. As of December 31, 2008, approximately 17 percent of our debt portfolio was comprised of floating-rate debt.

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

Our business model is dependent on the availability of our various products and packages in multiple channels and locations versus those of our competitors to better satisfy the needs of our customers and consumers. Laws that restrict our ability to distribute products in schools and other venues, as well as laws that require deposits for certain types of packages or those that limit our ability to design new packages or market certain packages, could negatively impact financial results. In addition, taxes imposed by certain countries and U.S. states and localities, such as the proposed State of New York sales tax on regular sparkling beverages, could cause consumers to shift away from purchasing our products.

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

If we are unable to renew collective bargaining agreements on satisfactory terms, experience employee strikes or work stoppages, or if changes are made to employment laws or regulations, our business and financial results could be negatively impacted.

Approximately 33 percent of our employees are covered by collective bargaining agreements or local agreements. Our bargaining agreements in North America expire at various dates over the next five years, including 31 agreements in 2009. The majority of our European agreements expire at various dates through 2010. The inability to renegotiate subsequent agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our financial results. The terms and conditions of existing or renegotiated agreements could also increase the cost to us, or otherwise affect our ability, to fully implement operational changes to enhance our efficiency. We currently believe, however, that we will be able to renegotiate subsequent agreements upon satisfactory terms.

Our operations can be negatively impacted by employee strikes and work stoppages. For example, during the second quarter of 2008, we experienced a two-week labor disruption at two of our production facilities in France that interrupted production and customer deliveries across our continental European territories and caused our volume and operating income during the second quarter of 2008 to be negatively impacted.

Our labor costs represent a significant component of our operating expenses and cost of sales. As a result, changes in employment laws or regulations that provide additional rights and privileges to employees could cause our labor and/or litigation costs to increase materially.

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

We perform annual impairment tests of our franchise license intangible assets and goodwill. During 2008, we recorded noncash impairment charges totaling $7.6 billion to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our interim and annual impairment test of these assets. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate, the discount rate (including a specific reporting unit risk premium), and estimates of capital charges for our franchise license intangible assets. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value at the time the analysis is performed. For additional information about our franchise license intangible assets, refer to Note 2 of the Notes to Consolidated Financial Statements.

If we, TCCC or other licensors and bottlers of products we distribute are unable to maintain a positive brand image or if product liability claims or product recalls are brought against us, TCCC, or other licensors and bottlers of products we distribute our business, financial results, and brand image may be negatively affected.

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

We increasingly rely on information technology systems to process, transmit, store, and protect electronic information. For example, our production and distribution facilities, inventory management, and driver handheld devices all utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Like all companies, our information technology systems may be vulnerable to a variety of interruptions due to events that may be beyond our control including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. We have technology and information security processes and disaster recovery plans in place to mitigate our risk to these vulnerabilities, but these measures may not be adequate or implemented properly to ensure that our operations are not disrupted. In addition, a miscalculation of the level of investment needed to ensure our technology solutions are current and up-to-date as technology advances and evolves could result in disruptions in our business should the software, hardware, or maintenance of such items become out-of-date or obsolete. Furthermore, when we implement new systems and/or upgrade existing system modules (e.g. SAP), there is a risk that our business may be temporarily disrupted during the period of implementation.

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring and outsourcing programs.

We have implemented, and plan to continue to implement, restructuring programs to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. These programs are intended to maximize our operating effectiveness and efficiency and to reduce our cost. We cannot be assured that we will achieve or sustain the targeted benefits under these programs, which could result in further restructuring efforts. In addition, we cannot be assured that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. The implementation of key elements of these programs, such as employee job reductions, may have an adverse impact on our business, particularly in the near-term.

In addition, we have initiated the outsourcing of certain financial transaction processing services to a third-party provider. In the future, we may outsource other functions to achieve further efficiencies and cost savings. If the third-party providers do not supply the level of service expected with our outsourcing initiatives, we may incur additional costs to correct the errors and may not achieve the level of cost savings originally expected. Disruptions in transaction processing due to the ineffectiveness of our third-party providers could lead to further processing inefficiencies.

Increases in the cost of employee benefits, such as pension and other postretirement benefits, could impact our financial results and cash flow.

Unfavorable changes in the cost of our pension retirement benefits, other postretirement medical benefits, and current employees’ medical benefits could materially impact our financial results and cash flow. We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions. These assumptions include, but are not limited to, the discount rate, projected return on plan assets, compensation increase rates, mortality rates, retirement patterns, and turnover rates. In addition, the amount and timing of our pension funding obligations can be influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (ERISA), the Pension Protection Act, Congressional Acts, or other governing bodies. During 2008, we contributed approximately $154 million to our defined benefit pension and other postretirement plans. As a result of significant declines in the funded status of our pension plans during 2008, it is probable that our future pension plan costs and contributions will be significantly greater than our 2008 amounts.

We participate in various multi-employer pension plans in the U.S. The majority of these plans are underfunded. During 2008, we recorded a withdrawal liability totaling $8 million related to the anticipated withdrawal from several of the plans in which we participate principally in connection with our restructuring activities. If, in the future, we choose to withdraw from additional plans, we would likely need to record additional withdrawal liabilities, some of which may be material.

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

Disagreements among members of the Coca-Cola system could complicate negotiations and planning with customers, suppliers, and other business partners and adversely affect our ability to fully implement our business plans and achieve the expected results from the execution of those plans, including the expected benefits from our joint initiative with TCCC to create an integrated supply chain company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal properties include our corporate offices, our North American and European business unit headquarters offices, our production facilities, and our sales and distribution centers.

At December 31, 2008, we occupied the following:

North America

•	62 beverage production facilities (60 owned, the others leased)

•	17 of which were solely production facilities; and

•	45 of which were combination production and distribution facilities.

•	322 principal distribution facilities (245 owned, the others leased).

Europe

•	16 beverage production facilities (14 owned, the other leased)

•	3 of which were solely production facilities; and

•	13 of which were combination production and distribution facilities.

•	31 principal distribution facilities (8 owned, the others leased).

Our principal properties cover approximately 45 million square feet in the aggregate (35 million square feet in North America and 10 million square feet in Europe). We believe that our facilities are generally sufficient to meet our present operating needs.

At December 31, 2008, we operated approximately 55,000 vehicles of all types. Of this number, approximately 15,500 vehicles were leased; the rest were owned. We owned approximately 2.4 million coolers, beverage dispensers, and vending machines at the end of 2008.

ITEM 3.	LEGAL PROCEEDINGS

We have been named as a “potentially responsible party” (PRP) at several U.S. federal and state Superfund sites.

•

In 1999, we acquired all of the stock of CSL of Texas, Inc. (CSL), which owns an 18.4-acre tract on Holleman Drive, College Station, Texas that was contaminated by prior industrial users of the property. Cleanup is to be performed under the Texas Voluntary Cleanup Program overseen by the Texas Commission on Environmental Quality and is estimated to cost up to $2 million. We have sought reimbursement for our costs from CSL’s former shareholders, and recently have agreed to settle with CSL’s former shareholders in exchange for a transfer of CCE common stock originally valued at $2.8 million that had previously been held in escrow. We are now in the process of finalizing the formal settlement agreement.

•

In 2001, we were named as one of several thousand PRPs at the Beede Waste Oil Superfund site in Plaistow, New Hampshire, which had operated from the 1920s until 1994 in the business of waste oil reprocessing and related activities. In 1990, our facility in Waltham, Massachusetts sent waste oil and contaminated soil to the site in the course of removing an underground storage tank and remediating the surrounding property. The EPA and the state of New Hampshire have spent almost $26 million on the investigation and initial cleanup of the site, and the remaining cost to complete the cleanup has been estimated to be approximately $60 million. Settling small-volume PRPs contributed over $30 million towards the site costs. In December 2006, the remaining PRPs, including us, entered into a consent decree with the EPA to take over the cleanup. In March 2007, we entered into a settlement with the EPA, but the settlement was subject to approval of the consent decree by the federal district court. Approval was finally given in July 2008 and we made a settlement payment of approximately $700,000 in November 2008. This matter has now concluded.

•

In October 2002, the City of Los Angeles filed a complaint against eight named and 10 unnamed defendants seeking cost recovery, contribution, and declaratory relief for alleged contamination that occurred over a period of decades at various boat yards in the Port of Los Angeles (Port). The cleanup cost at the Port may run into the millions of dollars. Our subsidiary, BCI Coca-Cola Bottling Company of Los Angeles (BCI), was named as a defendant as the alleged successor to the liabilities of a company called Pacific American Industries, Inc. (PAI), which was the parent of a company called San Pedro Boat Works that operated a boat works business at the Port from 1969 until 1974. In a trial held in December 2007, the jury found that PAI and BCI were not responsible for the demanded clean-up costs. The plaintiff has appealed the decision to the United States Court of Appeals for the Ninth Circuit, but we possess strong arguments in favor of the defense verdict.

•

We have been named at another 40 U.S. federal and 11 U.S. state Superfund sites. However, with respect to those sites, we have concluded, based upon our investigations, either (1) that we were not responsible for depositing hazardous waste and therefore will have no further liability; (2) that payments to date would be sufficient to satisfy our liability; or (3) that our ultimate liability, if any, for such site would be less than $100,000.

We and our California subsidiary have been sued by several current and former employees over alleged violations of state wage and hour rules. In a class action lawsuit styled Costanza, et al. vs. BCI Coca-Cola Bottling Company of Los Angeles, et al., in the Superior Court of the State of California for the County of Los Angeles—Civil Central West, Case No. BC 351382, the plaintiffs sued on behalf of an alleged class of certain exempt supervisory employees who claim to have been misclassified as exempt employees and thus seek overtime pay and other related damages, including but not limited to penalties, interest, and attorneys’ fees. The parties agreed to settle this matter for a total of $2.25 million, inclusive of all costs. Preliminary approval of the settlement was entered by the Court on November 30, 2007. The settlement account has been funded and the distributions have been made. This matter has now concluded.

On June 9, 2008, two employees of our California subsidiary commenced an action entitled Tom Munoz and Phillip Eichten v. BCI Coca-Cola Bottling Company of Los Angeles, Case No. BC392263, in the Superior Court for the State of California, Los Angeles County on behalf of themselves and everyone else who has worked as a merchandising supervisor and/or a production supervisor at any California subsidiary facility, for any amount of time, during the time period of June 9, 2004 to present. The case alleges the California subsidiary misclassified merchandising supervisors and production supervisors as exempt, and that they should have been classified as non-exempt. The complaint asserts related wage and hour claims. After a mediation session on November 15, 2008, the parties agreed to settle the action for a total payment, inclusive of fees, of $1.1 million. The parties have filed a joint stipulation of settlement with the Court and expect the settlement to be finalized in 2009.

In an order dated March 13, 2007, the U.S. District Court for the Northern District of Georgia, Atlanta Division, granted our motion to dismiss a consolidated derivative lawsuit styled In re Coca-Cola Enterprises Inc. Derivative Litigation, Master Docket No. 1:06-CV-0467-TWT. The lawsuit had alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. On March 13, 2008, the U.S. Court of Appeals for the Eleventh Circuit affirmed the decision dismissing the suit. The time for further appeals has expired and this matter is now concluded.

On June 19, 2007, the same trial court granted our motion to dismiss a related consolidated class action suit with nearly identical allegations and with claims raised under the Employees’ Retirement Income Security Act (ERISA), styled In re Coca-Cola Enterprises Inc. ERISA Litigation, Master File No. 1:06-CV-0953-TWT. Plaintiffs in the ERISA suit were given the right to file an amended complaint; however, the court did dismiss several claims and defendants with prejudice. Plaintiffs subsequently filed an amended ERISA class action complaint and we again moved to dismiss that suit. On March 21, 2008, the court dismissed the suit. The time for appeal has expired with plaintiff taking no action. Accordingly, the matter is now concluded.

International Brotherhood of Teamsters vs. TCCC et al. Case No. CA1927-N, was filed February 7, 2006 in the Delaware Court of Chancery. That and other like Delaware cases were consolidated as In re Coca-Cola Enterprises Inc. Shareholders Litigation, Consolidated C.A. No. 127-N in the Court of Chancery of the State of Delaware in and for New Castle County. In this action, TCCC was also a named defendant and in addition to making the allegations raised in the related suits, the plaintiffs contended that we were “controlled” by TCCC to our detriment and to the detriment of our shareowners. On October 17, 2007, the Delaware court granted our motion to dismiss. On June 20, 2008, the Delaware Supreme Court issued a ruling affirming the dismissal of the action. The time for further review has expired and the case is now closed.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listed and Traded (Principal): New York Stock Exchange

Common shareowners of record as of January 30, 2009: 15,281

STOCK PRICES

2008	High	Low
Fourth Quarter	$17.48	$7.25
Third Quarter	19.60	15.99
Second Quarter	24.81	17.03
First Quarter	26.99	21.80

2007	High	Low
Fourth Quarter	$27.09	$23.72
Third Quarter	24.60	22.32
Second Quarter	24.29	20.24
First Quarter	21.25	19.78

DIVIDENDS

Regular quarterly dividends were paid in the amount of $0.04 per share from July 1, 1998 until March 30, 2006, at which time they were raised to $0.06 per share. In February 2008, we increased our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share.

SHARE REPURCHASES

The following table presents information with respect to our repurchases of common stock of the Company made during the fourth quarter of 2008:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 27, 2008 through October 24, 2008	3,900	$10.84	—	33,283,579
October 25, 2008 through November 21, 2008	47,749	9.61	—	33,283,579
November 22, 2008 through December 31, 2008	44,626	11.88	—	33,283,579

Total	96,275	$10.71	—	33,283,579

(A)

The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. by employees in payment of tax obligations related to the vesting of restricted shares or distributions from our stock deferral plan.

SHARE PERFORMANCE

Comparison of Five-Year Cumulative Total Return

Date	Coca-Cola Enterprises	Peer Group	S&P 500 Comp-LTD
12/31/2003	100.00	100.00	100.00
12/31/2004	96.01	96.74	110.87
12/31/2005	88.98	103.28	114.20
12/31/2006	95.90	118.70	132.20
12/31/2007	123.50	151.84	139.44
12/31/2008	58.15	113.12	87.93

The graph shows the cumulative total return to our shareowners beginning as of December 31, 2003, and for each year of the five years ended December 31, 2008, in comparison to the cumulative returns of the S&P Composite 500 Index and to an index of peer group companies we selected. The peer group consists of The Coca-Cola Company, PepsiCo, Inc., Coca-Cola Bottling Co., PepsiAmericas, Inc., and The Pepsi Bottling Group, Inc. In 2008, we removed Cadbury Beverages plc from our index of peer group companies as it no longer operates in the nonalcoholic beverage industry. The graph assumes $100 invested on December 31, 2003 in our common stock and in each index, with the subsequent reinvestment of dividends on a quarterly basis.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and accompanying Notes contained in “Item 8—Financial Statements and Supplementary Data” in this report.

	For the Years Ended December 31,
(in millions, except per share data)	2008(A)	2007(B)	2006(C)	2005(D)	2004(E)
OPERATIONS SUMMARY
Net operating revenues	$21,807	$20,936	$19,804	$18,743	$18,190
Cost of sales	13,763	12,955	12,067	11,258	10,838

Gross profit	8,044	7,981	7,737	7,485	7,352
Selling, delivery, and administrative expenses	6,718	6,511	6,310	6,054	5,916
Franchise impairment charges	7,625	—	2,922	—	—

Operating (loss) income	(6,299)	1,470	(1,495)	1,431	1,436
Interest expense, net	587	629	633	633	619
Other nonoperating (expense) income, net	(15)	—	10	(8)	1

(Loss) income before income taxes	(6,901)	841	(2,118)	790	818
Income tax (benefit) expense	(2,507)	130	(975)	276	222

Net (loss) income	$(4,394)	$711	$(1,143)	$514	$596

OTHER OPERATING DATA
Depreciation and amortization	$1,050	$1,067	$1,012	$1,044	$1,068
Capital asset investments	981	938	882	902	949
AVERAGE COMMON SHARES OUTSTANDING
Basic	485	481	475	471	465
Diluted	485	488	475	476	473
PER SHARE DATA
Basic net (loss) earnings per common share	$(9.05)	$1.48	$(2.41)	$1.09	$1.28
Diluted net (loss) earnings per common share	(9.05)	1.46	(2.41)	1.08	1.26
Dividends declared per share	0.28	0.24	0.18	0.22	0.16
Closing stock price	11.97	26.03	20.42	19.17	20.85
YEAR-END FINANCIAL POSITION
Property, plant, and equipment, net	$6,243	$6,762	$6,698	$6,560	$6,913
Franchise license intangible assets, net	3,234	11,767	11,452	13,832	14,517
Total assets(F)	15,589	24,099	23,415	25,573	26,461
Total debt	9,029	9,393	10,022	10,109	11,130
Shareowners’ (deficit) equity	(31)	5,689	4,526	5,643	5,378

Acquisitions were made in 2008 and 2006. These acquisitions were included in our Consolidated Financial Statements from the respective acquisition date and did not significantly affect our operating results in any one fiscal period.

(A)

Our 2008 net loss included the following items of significance: (1) $7.6 billion ($4.9 billion net of tax, or $10.18 per common share) noncash impairment charges to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our impairment tests of these assets; (2) charges totaling $134 million ($87 million net of tax, or $0.17 per common share) related to restructuring activities, primarily in North America and to streamline and reduce the cost structure of our global back office functions; and (3) a net tax expense totaling $11 million ($0.02 per common share) primarily related to the deferred tax impact of merging certain of our subsidiaries.

(B)

Our 2007 net income included the following items of significance: (1) charges totaling $121 million ($79 million net of tax, or $0.16 per diluted common share) related to restructuring activities, primarily in North America; (2) a $20 million ($14 million net of tax, or $0.03 per diluted common share) gain on the sale of land; (3) a $13 million ($8 million net of tax, or $0.02 per diluted common share) benefit from a legal settlement accrual reversal; (4) a $12 million ($8 million net of tax, or $0.02 per diluted common share) loss on the extinguishment of debt; (5) a $14 million ($10 million net of tax, or $0.02 per diluted common share) loss to write off the value of Bravo! warrants; (6) a $12 million ($8 million net of tax, or $0.02 per diluted common share) gain on the termination of our Bravo! master distribution agreement; and (7) a $99 million ($0.20 per diluted common share) net benefit from United Kingdom, Canadian, and U.S. state tax rate changes.

(C)

Our 2006 net loss included the following items of significance: (1) a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our annual impairment test of these assets; (2) charges totaling $66 million ($44 million net of tax, or $0.09 per common share) related to restructuring activities, primarily in Europe; (3) a $35 million ($22 million net of tax, or $0.05 per common share) increase in compensation expense related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment” (SFAS 123R) on January 1, 2006; (4) expenses totaling $14 million related to the settlement of litigation ($8 million net of tax, or $0.02 per common share); and (5) a tax benefit totaling $95 million ($0.20 per common share) as a result of net favorable tax items, primarily for U.S. state tax law changes, Canadian federal and provincial tax rate changes, and the revaluation of various income tax obligations.

(D)

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

(F)

Certain prior year amounts have been reclassified to conform to our current year presentation. For additional information about these reclassifications, refer to Note 1 of the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the Consolidated Financial Statements and accompanying Notes contained in “Item 8—Financial Statements and Supplementary Data.”

Overview

Business

Coca-Cola Enterprises Inc. (“we,” “our,” or “us”) is the world’s largest marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through license territories in 46 states in the United States (U.S.), the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and the 10 provinces of Canada (collectively referred to as North America). We are also the sole licensed bottler for products of The Coca-Cola Company (TCCC) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as Europe).

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

Relationship with TCCC

We are a marketer, producer, and distributor principally of products of TCCC with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of December 31, 2008. Our financial results are greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements.

Strategic Priorities

During 2008, difficult business conditions and macroeconomic weakness in North America combined to drive our results well below expected levels. As a result, we undertook a comprehensive business review of our North American operations with the goal of addressing the limitations of our North American business model and how best to accelerate the scope and pace of change needed to restore growth and profitability to North America. We also took several immediate actions, including implementing a price increase in September 2008 principally impacting our U.S. multi-serve consumption channels, and investing in single-serve consumption channels. During our review, we worked closely with TCCC to develop strategies that addressed our fundamental issues and opportunities, including our system supply chain, operations, and price-package architecture.

As we performed our review, we remained focused on the three key objectives of our Global Operating Framework, which are: (1) being number one or a strong number two in every beverage category in which we choose to compete; (2) being our customers’ most valued supplier; and (3) establishing a winning and inclusive culture in our work force. The following is a summary of the key initiatives that will drive our future performance and enable us to achieve our vision of being the best beverage sales and customer service company:

• Strengthen our brand portfolio

We must continue to find ways to strengthen our position in each beverage category by growing the value of our existing brands, while at the same time strategically broadening our presence in fast growing beverage groups. Strengthening our position in each beverage category involves the creation of new brand initiatives, as well as price-package architecture improvements that balance channel profitability and enhance existing brand value. One of the keys to reinvigorating sales of our sparkling beverages – a category that has declined in recent years – is the ongoing activity surrounding our “Red, Black, and Silver” three-cola initiative, which maximizes the power of

Coca-Cola, one of the world’s most valuable brands. Outstanding growth of Coca-Cola Zero in most of our territories has generated great success with this initiative thus far. While sparkling beverages remain vital to our success, we must also continue to seek strategic opportunities to broaden our presence in faster growing beverage groups. As an example, during 2008, we entered into distribution agreements with Hansen Beverage Company (Hansen), the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under these agreements, we began distributing Monster products in certain of our U.S. territories during 2008, and will expand our distribution into our Canadian and European territories during 2009.

Essential to our future growth is leveraging our powerful relationship with TCCC, who has demonstrated its commitment to expanding its product portfolio in recent years. TCCC has greatly enhanced our still beverage portfolio with the acquisitions of glacéau, a producer of branded enhanced water products including vitaminwater, and Fuze, a maker of enhanced juices and teas. In addition, during 2008, TCCC acquired Abbey Well, a producer of mineral water in Great Britain. This acquisition represents an important first step in creating a viable water strategy in Great Britain.

A resulting action from our North American business review was the development of price-package architecture initiatives that focus on revitalizing our sparkling beverages in both single-serve and multi-serve consumption channels. These initiatives will enhance brand equity, balance profit across packages and channels, and drive recruitment of new consumers of our products. During 2009, our revitalization efforts for sparkling beverages will include new diversified package configurations designed to better meet consumer needs and relieve pricing pressure on 12-pack cans and two-liter bottles. These diversified packages include 14 ounce and 16 ounce PET (plastic) bottles in our single-serve consumption channels and 20, 18, and 8-pack can configurations in our multi-serve consumption channels.

•Transform our go-to-market model and improve efficiency and effectiveness

With the economic and operational headwinds impacting our business, it is essential that we have a world-class system in place that allows us to put the right product and package in consumers’ hands at the right time and price. More than ever, we are emphasizing streamlined operations, consistent execution, and the flexibility to serve customers based on their specific needs. In North America, we have entered into a joint initiative with TCCC to create an integrated supply chain company that will consolidate common supply chain activities, including infrastructure planning, sourcing, production planning, and transportation. This entity will commence operations in 2009 and, by optimizing product flow and reducing inefficiencies within the Coca-Cola System, is expected to generate approximately $150 million in total annual savings by 2011, which will be split between us and TCCC. Partnering this integrated supply chain initiative with existing programs, such as Customer Centered Excellence, will allow us to improve our execution, and most importantly, deliver improved service to our customers.

As we continue to transform our go-to-market model, we must also continue to seek opportunities to improve our efficiency and effectiveness. This includes driving improved consistency and best practices across our organization, as well as certain structural changes. In recent years, we have made significant progress in this area, but in light of the current operating environment, we must do more. As part of our comprehensive North American business review, we identified several key marketplace and operating issues that were restricting our performance and limiting our ability to deliver value to our customers. In response to these issues, we have implemented the following initiatives: (1) reduced the number of U.S. business units from six to four to create a more streamlined and simplified organization; (2) instituted Ownership Cost Management (OCM) practices in North America after achieving great success in Europe by reducing operating expenses through increased levels of cost accountability; (3) developed a new incidence-based economic model in the U.S. with TCCC that better aligns system interests across all packages and consumption channels; and (4) strengthened our SKU management practices through our SKU Rationalization program. These initiatives are just a part of our commitment to develop more efficient operating methods that allow us to serve our customers smarter, faster, and with greater consistency.

• Commitment to Our People

Our people are at the core of every action, strategy, and initiative we undertake in our quest to generate long-term sustainable growth. As such, we must attract, develop, and retain a highly talented and diverse workforce in order to further establish a winning and inclusive culture. We are working aggressively to succeed against this objective by standardizing job responsibilities, improving training opportunities, and creating a more visible career path for our employees. In addition, our talent management review process includes an enhanced focus on succession planning and leadership development to improve our bench strength and prepare our next generation of leaders.

Responsibility to the Communities We Serve

Corporate Responsibility and Sustainability (CRS), which is where our business touches the world and where the world touches our business, is an important aspect of our long-term success that is linked directly to our strategic priorities. Our sustainability is dependent on the product portfolio we offer to our customers, so while we grow the value of our existing brands and expand our portfolio, we must ensure the products we offer are in line with consumer preferences. Our responsibility is to know how our business affects others around us, both socially and environmentally. To that end, we are demonstrating our social commitment to CRS by creating a diverse and inclusive culture where talented people are placed in the right positions with the right opportunities. Our environmental commitment to CRS is demonstrated through water stewardship initiatives at our production facilities that include more efficient water treatment processes, through energy conservation with the continued expansion of our hybrid truck fleet, and through the development of cost-efficient solutions for reclaiming used beverage containers and establishing recycling centers within our U.S. territories. In fact, our recently established subsidiary, Coca-Cola Recycling, aspires to recycle the equivalent of 100 percent of our packaging. These efforts are not only improving our business performance, but are also making us a more responsible corporate citizen to the communities we serve.

Financial Results

During 2008, we had a net loss of $4.4 billion or $9.05 per common share, compared to net income of $711 million or $1.46 per diluted common share in 2007. The following items that are included in our reported results affect the comparability of our year-over-year financial results:

2008

•

noncash impairment charges totaling $7.6 billion ($4.9 billion net of tax, or $10.18 per common share) to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our interim and annual impairment tests of these assets;

•

charges totaling $134 million ($87 million net of tax, or $0.17 per common share) related to restructuring activities, primarily in North America and to streamline and reduce the cost structure of our global back-office functions; and

•	a net tax expense totaling $11 million ($0.02 per common share) primarily related to the deferred tax impact of merging certain of our subsidiaries.

2007

•	charges totaling $121 million ($79 million net of tax, or $0.16 per diluted common share) related to restructuring activities, primarily in North America;

•	a $20 million ($14 million net of tax, or $0.03 per diluted common share) gain on the sale of land;

•	a $13 million ($8 million net of tax, or $0.02 per diluted common share) benefit from a legal settlement accrual reversal;

•	a $12 million ($8 million net of tax, or $0.02 per diluted common share) loss on the extinguishment of debt;

•	a $14 million ($10 million net of tax, or $0.02 per diluted common share) loss to write off the value of Bravo! warrants;

•	a $12 million ($8 million net of tax, or $0.02 per diluted common share) gain on the termination of our Bravo! master distribution agreement (MDA); and

•	a net tax benefit totaling $99 million ($0.20 per diluted common share) from United Kingdom, Canadian, and U.S. state tax rate changes.

Financial Summary

Our financial performance during 2008 was impacted by the following significant factors:

•

Difficult macroeconomic conditions in the U.S. that contributed to lower sales of our higher-margin packages, particularly for 20-ounce sparkling beverages and water, and lower than expected growth in some higher-margin emerging beverage categories;

•

Increased input costs, particularly in North America, driven by (1) package mix shifts associated with higher-cost still beverages that are purchased as finished goods, and (2) higher raw material costs, including HFCS (sweetener) and PET (plastic);

•	Higher cost of sparkling beverage concentrate, including an approximately 7.5 percent increase in September 2008, along with the permanent elimination of $35 million in marketing funding from TCCC;

•

Strong pricing growth in North America driven by the positive mix shift associated with higher-priced still beverages, and a rate increase in September 2008 of approximately 7.5 percent principally impacting our U.S. multi-serve consumption channels;

•	Balanced volume and pricing growth in Europe reflecting strong marketplace execution and solid brand development;

•

Continued strong performance of Coca-Cola Zero across most of our territories, and the benefit of recent product additions to our still beverage portfolio, including glacéau, Fuze, and Campbell’s products;

•	Increased delivery expenses in North America due to higher fuel cost;

•	Operating expense control initiatives throughout our organization that helped limit the growth of our underlying operating expenses;

•	Decreased interest expense as a result of a lower average outstanding debt balance; and

•	A lower underlying effective tax rate due to changes in the mix of income between North America and Europe.

Revenue and Volume

In North America, our bottle and can net price per case grew 5.5 percent as a result of the positive mix shift associated with our expanded still beverage portfolio, including higher-priced glacéau products, and a rate increase in September 2008 of approximately 7.5 percent principally impacting our U.S. multi-serve consumption channels. These positive factors were offset by difficult macroeconomic conditions in the U.S. that contributed to significantly lower sales of our higher-priced single-serve packages, particularly 20-ounce sparkling beverages and water, which declined approximately 10.0 percent, and lower than expected growth in some higher-priced emerging beverage categories. Our volume declined 1.5 percent during 2008, including a 7.0 percent decline in the fourth quarter of the year. This performance reflects the negative impact of our price increases, particularly in the fourth quarter, continued softness in the sparkling beverage category, and lower sales of our higher-margin products and packages. Despite these negative factors, we benefited from the strong performance of Coca-Cola Zero as a central component of our “Red, Black, and Silver” three-cola initiative, increased sales in our expanded still beverage portfolio, and marketing initiatives, particularly those surrounding the 2008 Summer Olympics.

During 2009, we expect our net price per case to benefit from the full-year impact of our September 2008 rate increase, while our volume is expected to decline as we manage through the market and competitor response to our pricing actions, persistent softness in the sparkling beverage category, and continued pressure from the challenging macroeconomic conditions.

Our operations in Europe delivered solid performance during 2008 with volume growth of 3.0 percent and net price per case up 2.0 percent. These results reflect strong marketplace execution and solid brand development in both Great Britain and in continental Europe. Our volume growth was driven by the continued success of our “Boost Zone” marketing initiatives and strong promotional activity surrounding the Euro 2008 soccer tournament and the 2008 Summer Olympics. We experienced renewed growth of our regular Coca-Cola and Diet Coke brands in Great Britain and continued to experience increased volume of Coca-Cola Zero across our continental European territories. During the latter part of 2008, we also made a positive move to enhance our water brand strategy in Great Britain through the addition of Abbey Well mineral water. During 2009, we will continue to focus on strong execution and product development as we work through the potential impact that the global economic slowdown and changing consumer buying habits may have on our European operations.

Cost of Sales

Our consolidated bottle and can ingredient and packaging cost per case grew 6.5 percent during 2008. In North America, higher costs associated with still beverages purchased as finished goods, continued increases in the cost of key raw materials, and higher cost of sparkling beverage concentrate led to a year-over-year bottle and can ingredient and packaging cost per case increase of 8.0 percent. In September 2008, TCCC increased the price we pay for sparkling beverage concentrate approximately 7.5 percent and permanently eliminated $35 million in marketing funding. TCCC’s actions were in response to the marketplace pricing we took in September 2008. Our 2008 cost of sales increase in Europe was in-line with increases we have experienced in recent years and we expect a similar increase in 2009. In North America, we expect our cost of sales to remain above historical averages in 2009 and to be substantially higher in 2009 than market prices as a result of supply agreements and hedging instruments that have locked us into higher prices for a significant amount of our expected purchases.

Operating Expenses

Our continued focus on operating expense initiatives, along with the benefit of our restructuring activities that are enhancing the effectiveness and efficiency of our organization, allowed us to limit the growth of our underlying operating expenses again during 2008. In Europe, we generated significant cost savings through the implementation of OCM, which placed an enhanced emphasis on reducing and eliminating operating expenses. We are in the process of implementing OCM throughout our North American operations and at Corporate and expect to experience additional savings benefits during 2009.

Our delivery costs in North America continued to increase during 2008 as a result of higher fuel cost. We also experienced increased warehousing costs due, in part, to an increase in the number of SKUs associated with our expanded product portfolio. During 2009, we expect our fuel expenses to be consistent with 2008 levels as a result of our hedging instruments.

Operations Review

The following table summarizes our Consolidated Statements of Operations as a percentage of net operating revenues for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Net operating revenues	100.0%	100.0%	100.0%
Cost of sales	63.1	61.9	60.9

Gross profit	36.9	38.1	39.1
Selling, delivery, and administrative expenses	30.8	31.1	31.9
Franchise license impairment charges	35.0	0.0	14.8

Operating (loss) income	(28.9)	7.0	(7.6)
Interest expense, net	2.7	3.0	3.2

(Loss) income before income taxes	(31.6)	4.0	(10.8)
Income tax (benefit) expense	(11.5)	0.6	(5.0)

Net (loss) income	(20.1)%	3.4%	(5.8)%

The following table summarizes our operating (loss) income for the years ended December 31, 2008, 2007, and 2006 (in millions; percentages rounded to the nearest 0.5 percent):

	2008		2007		2006
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
North America	$904	14.5%	$1,129	77.0%	$1,211	81.0%
Europe	891	14.0	810	55.0	718	48.0
Corporate	(469)	(7.5)	(469)	(32.0)	(502)	(33.5)
Franchise license impairment charges(A)	(7,625)	(121.0)	0.0	0.0	(2,922)	(195.5)

Consolidated	$(6,299)	100.0%	$1,470	100.0%	$(1,495)	100.0%

(A)

During 2008 and 2006, we recorded noncash franchise license impairment charges in our North American operating segment. For additional information about the noncash franchise license impairment charges, refer to Note 2 of the Notes to Consolidated Financial Statements.

2008 versus 2007

During 2008, we had an operating loss of $6.3 billion compared to operating income of $1.5 billion in 2007. The following table summarizes the significant components of the change in our 2008 operating (loss) income (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating (loss) income:
Impact of bottle and can price, cost, and mix on gross profit	$100	7.0%
Impact of bottle and can volume on gross profit	(45)	(3.0)
Impact of bottle and can selling day shift on gross profit	35	2.5
Impact of Jumpstart funding on gross profit	(15)	(1.0)
Impact of post mix, non-trade, and other on gross profit	(13)	(1.0)
Selling, delivery, and administrative expenses	(151)	(10.5)
Net impact of restructuring charges	(13)	(1.0)
Net impact of legal settlements and accrual reversals	(8)	(0.5)
Gain on sale of land	(20)	(1.5)
Franchise license impairment charges	(7,625)	(518.5)
Currency exchange rate changes	(14)	(1.0)

Change in operating (loss) income	$(7,769)	(528.5)%

2007 versus 2006

During 2007, we had operating income of $1.5 billion compared to an operating loss of $1.5 billion in 2006. The following table summarizes the significant components of the change in our 2007 operating income (loss) (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating income (loss):
Impact of bottle and can price, cost, and mix on gross profit	$128	8.5%
Impact of bottle and can volume on gross profit	(85)	(5.5)
Impact of bottle and can selling day shift on gross profit	28	2.0
Impact of Jumpstart funding on gross profit	(39)	(2.5)
Selling, delivery, and administrative expenses	(46)	(3.0)
Net impact of restructuring charges	(55)	(3.5)
Net impact of legal settlements and accrual reversals	22	1.5
Gain on sale of land	20	1.0
Franchise license impairment charge	2,922	195.5
Currency exchange rate changes	54	3.5
Other changes	16	1.0

Change in operating income (loss)	$2,965	198.5%

Net Operating Revenues

2008 versus 2007

Net operating revenues increased 4.0 percent in 2008 to $21.8 billion from $20.9 billion in 2007. The percentage of our 2008 net operating revenues derived from North America and Europe was 70 percent and 30 percent, respectively.

During 2008, our net operating revenues in North America were limited by difficult macroeconomic conditions that contributed to lower sales of our higher-margin packages, particularly for our 20-ounce sparkling beverages and water, and lower than expected growth in some higher-margin emerging beverage categories. Our revenues benefited from strong pricing growth attributable to the positive mix shift associated with our expanded still beverage portfolio, and our September 2008 rate increase principally impacting our U.S. multi-serve consumption channels. This rate increase was initiated to cover a portion of our 2008 cost of sales increase and to begin to rebalance the profitability between our single-serve and multi-serve packages. Despite the persistent sparkling beverage category softness, we continued to benefit from the strong performance of Coca-Cola Zero. In Europe, our net operating revenues benefited from our “Boost Zone” marketing initiatives, which continued to expand into Great Britain during 2008. In addition, solid marketplace execution, enhanced product development, and strong promotional activities surrounding the Euro 2008 soccer tournament and 2008 Summer Olympics, resulted in solid volume gains in 2008. Coca-Cola Zero continued to grow significantly in our continental European territories, while Great Britain benefited from volume growth of our regular sparkling beverages, including core brands Coca-Cola and Diet Coke.

Net operating revenue per case increased 4.5 percent in 2008 versus 2007. The following table summarizes the significant components of the change in our 2008 net operating revenue per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in net operating revenue per case:
Bottle and can net price per case	5.5%	2.0%	4.5%
Post mix, non-trade, and other	(1.0)	(0.5)	(0.5)
Currency exchange rate changes	0.0	1.0	0.5

Change in net operating revenue per case	4.5%	2.5%	4.5%

Our bottle and can sales accounted for 91 percent of our total net operating revenues during 2008. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing.

The increase in our 2008 bottle and can net price per case in North America was primarily driven by the positive mix shift associated with higher-priced still beverages, and our September 2008 rate increase that principally impacted our U.S. multi-serve consumption channels. These positive price factors were offset by significantly lower sales of higher-priced single serve packages, particularly for our 20-ounce sparkling beverages and water, and lower than expected growth in some emerging beverage categories.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances are earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the U.S., we participate in cooperative trade marketing (CTM) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and they pay our customers as a representative of the North American Coca-Cola bottling system. Coupon and loyalty programs are also developed on a territory-specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $2.5 billion in 2008 and $2.4 billion in 2007. These amounts included net customer marketing accrual reductions related to prior year programs of $41 million and $33 million in 2008 and 2007, respectively. The cost of these various programs as a percentage of gross revenues was approximately 6.9 percent and 6.8 percent in 2008 and 2007, respectively. The increase in the cost of these various programs as a percentage of gross revenues was the result of greater marketing and promotional program activities, primarily in Europe.

2007 versus 2006

Net operating revenues increased 5.5 percent in 2007 to $20.9 billion from $19.8 billion in 2006. The percentage of our 2007 net operating revenues derived from North America and Europe was 70 percent and 30 percent, respectively.

During 2007, our net operating revenues in North America were impacted by strong pricing growth and a decline in volume. Our pricing growth was primarily attributable to rate increases that were implemented to mitigate an unprecedented increase in our cost of goods. Our lower volume was driven by higher prices and weak sparkling beverage trends. We continued to experience positive growth in our energy drinks, sports drinks, and waters, and benefited from the strong performance of Coca-Cola Zero and the introduction of Fuze, Campbell’s, and glacéau products in late 2007. In Europe, our net operating revenues reflected balanced volume and pricing growth, which was driven by strong sales of Coca-Cola Zero and solid volume growth in our continental European territories. Our “Boost Zone” marketing initiatives, particularly in France, helped spark sales of our higher-margin immediate consumption products and packages. We continued to experience negative sparkling beverage trends in Great Britain, which had a slight decline in volume.

Net operating revenue per case increased 6.5 percent in 2007 versus 2006. The following table summarizes the significant components of the change in our 2007 net operating revenue per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in net operating revenue per case:
Bottle and can net price per case	4.5%	1.5%	4.0%
Post mix, non-trade, and other	(0.5)	(0.5)	(0.5)
Currency exchange rate changes	1.0	8.5	3.0

Change in net operating revenue per case	5.0%	9.5%	6.5%

Our bottle and can sales accounted for 90 percent of our total net operating revenues during 2007. The increase in our 2007 bottle and can net pricing per case was primarily achieved through rate increases, which were necessary given the high cost of sales environment in North America.

The cost of various customer programs and arrangements designed to increase the sale of our products by these customers totaled $2.4 billion in 2007 and $2.2 billion in 2006. These amounts included net customer marketing accrual reductions related to prior year programs of $33 million and $54 million in 2007 and 2006, respectively. The cost of these various programs as a percentage of gross revenues was approximately 6.8 percent and 6.2 percent in 2007 and 2006, respectively. The increase in the cost of these various programs as a percentage of gross revenues was the result of greater marketing and promotional program activities, primarily in Europe.

Volume

2008 versus 2007

The following table summarizes the change in our 2008 bottle and can volume, as adjusted to reflect the impact of one additional selling day in 2008 versus 2007 (rounded to the nearest 0.5 percent):

	North America	Europe	Consolidated
Change in volume	(1.0)%	3.5%	0.0%
Impact of selling day shift (A)	(0.5)	(0.5)	(0.5)

Change in volume, adjusted for selling day shift	(1.5)%	3.0%	(0.5)%

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week) and rounding due to our 0.5 percent rounding convention.

North America comprised 75 percent and 76 percent of our consolidated bottle and can volume during 2008 and 2007, respectively. During 2008, our sales represented approximately 13 percent of total nonalcoholic beverage sales in our North American territories and approximately 9 percent of total nonalcoholic beverage sales in our European territories.

Brands

The following table summarizes our 2008 bottle and can volume by major brand category, as adjusted to reflect the impact of one additional selling day in 2008 versus 2007 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Coca-Cola trademark	(3.5)%	56.0%
Sparkling flavors and energy	(4.5)	24.5
Juices, isotonics, and other	15.0	10.5
Water	(2.0)	9.0

Total	(1.5)%	100.0%

Europe:
Coca-Cola trademark	2.5%	68.5%
Sparkling flavors and energy	1.5	18.0
Juices, isotonics, and other	9.0	10.5
Water	6.0	3.0

Total	3.0%	100.0%

Consolidated:
Coca-Cola trademark	(1.5)%	59.0%
Sparkling flavors and energy	(3.0)	23.0
Juices, isotonics, and other	13.5	10.5
Water	(1.5)	7.5

Total	(0.5)%	100.0%

In North America, our 2008 sales volume decreased 1.5 percent, reflecting the negative impact of (1) weak macroeconomic conditions that contributed to lower sales of our higher-margin packages, particularly for 20-ounce sparkling beverages and water, which declined approximately 10.0 percent, and lower than expected growth in some higher-margin emerging beverage categories; (2) continued softness in the sparking beverage category; and (3) our marketplace pricing actions. Our volume benefited from recent product additions to our still beverage portfolio, including glacéau, Fuze, and Campbell’s products, continued growth of Coca-Cola Zero, and strong promotional activity, including marketing initiatives surrounding the 2008 Summer Olympics.

We experienced a 3.5 percent decline in our Coca-Cola trademark products during 2008, which included a 3.0 percent decline in our regular Coca-Cola trademark products and a 3.5 percent decline in diet Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was primarily attributable to a 2.5 percent decrease in the sales of Coca-Cola classic, but also reflects reduced sales of Cherry Coke and Vanilla Coke. The decrease in our diet Coca-Cola trademark products was driven by lower sales of Diet Coke, offset by significant year-over-year growth in the sale of Coca-Cola Zero, which increased over 25 percent. Coca-Cola Zero is a major component of our “Red, Black, and Silver” three-cola initiative, which is designed to maximize the profitability of brand Coca-Cola.

Our sparkling flavors and energy volume in North America declined 4.5 percent in 2008. This decrease was primarily driven by lower sales of our Sprite, Dr Pepper, and Fanta products, offset partially by volume gains in our energy drink portfolio, which increased 8.5 percent. In order to further enhance our presence in the energy drink category, in October 2008, we entered into distribution agreements with Hansen, the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under these agreements, we began distributing Monster Energy Drinks in certain of our U.S. territories in November 2008 and began distributing these products in Canada and all of our European territories in early 2009.

Our juices, isotonics, and other volume increased approximately 15.0 percent during 2008. The primary driver of this growth was recent product additions, including glacéau, Fuze, and Campbell’s products. Offsetting the volume growth attributable to our expanded product portfolio were lower sales of POWERade and Minute Maid products, and a decline in our tea portfolio. Sales volume for our water brands decreased 2.0 percent during 2008. This performance reflects a double-digit decline in the sale of single-serve Dasani packages, offset partially by a high single-digit percent increase in the sale of multi-serve Dasani packages.

In Europe, our 2008 sales volume increased 3.0 percent versus 2007. This performance was fueled by increased promotional activity surrounding the Euro 2008 soccer tournament and the 2008 Summer Olympics, strong marketplace execution, and solid brand development. Both continental Europe and Great Britain experienced volume gains during 2008, with sales volume increasing 2.0 percent and 4.0 percent, respectively. We worked to further develop our “Red, Black, and Silver” three-cola initiative in Europe, which has helped generate renewed growth for regular Coca-Cola and Diet Coke in Great Britain and continued growth of Coca-Cola Zero throughout our continental European territories. During 2008, we also benefited from the continuation of our “Boost Zone” marketing initiatives and the introduction of glacéau’s vitaminwater in Great Britain.

Our Coca-Cola trademark products in Europe increased 2.5 percent in 2008. This increase was driven by volume gains in Coca-Cola and Coca-Cola Zero, while sales of Diet Coke / Coca-Cola light remained flat year-over-year. Our sparkling flavors and energy volume in Europe increased 1.5 percent in 2008. This increase was primarily attributable to higher sales of Sprite, Fanta, and Dr Pepper products, offset partially by declining sales of Schweppes products. Our juices, isotonics, and other volume continued to expand in 2008 with sales volume increasing 9.0 percent, reflecting large volume gains for Capri-Sun and Fanta still products. We expect further expansion of our still brand portfolio in 2009 as we will introduce our glacéau products in continental Europe and expand our Fanta still line. Sales volume of our water brands increased 6.0 percent during 2008, reflecting the positive impact of a double-digit increase in the sale of Chaudfontaine mineral water in continental Europe. During 2008, we also made a positive move to enhance our water brand strategy in Great Britain through the addition of Abbey Well mineral water.

Consumption

The following table summarizes our volume results by consumption type for the periods presented, as adjusted to reflect the impact of one additional selling day in 2008 versus 2007 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Multi-serve (A)	(2.0)%	73.0%
Single-serve (B)	(1.5)	27.0

Total	(1.5)%	100.0%

Europe:
Multi-serve (A)	3.5%	58.5%
Single-serve (B)	2.0	41.5

Total	3.0%	100.0%

Consolidated:
Multi-serve (A)	(0.5)%	69.5%
Single-serve (B)	(0.5)	30.5

Total	(0.5)%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.

(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

The decrease in our North American single-serve packages during 2008 reflects a decline of approximately 10.0 percent in volume for our higher-margin 20-ounce sparkling beverage and water packages, offset partially by single-serve volume growth attributable to our new still beverages, principally glacéau products, and the introduction of 16-ounce sparkling beverage packages. These new products and packages, however, provide us with a lower profit margin than the profit margin generated by our 20-ounce sparkling beverages and water.

Packages

Our products are available in a variety of different package types and sizes (single-serve, multi-serve, and multi-pack) including, but not limited to, aluminum and steel cans, glass, aluminum and PET (plastic) bottles, pouches, and bag-in-box for fountain use. The following table summarizes our volume results by major package category during 2008, as adjusted to reflect the impact of one additional selling day in 2008 versus 2007 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Cans	(4.0)%	57.5%
PET (plastic)	2.0	41.0
Glass and other	(16.0)	1.5

Total	(1.5)%	100.0%

Europe:
Cans	4.0%	38.0%
PET (plastic)	2.5	46.0
Glass and other	2.0	16.0

Total	3.0%	100.0%

Consolidated:
Cans	(2.5)%	52.5%
PET (plastic)	2.0	42.5
Glass and other	(1.5)	5.0

Total	(0.5)%	100.0%

2007 versus 2006

The following table summarizes the change in our 2007 bottle and can volume, as adjusted to reflect the impact of one additional selling day in 2007 versus 2006, and the impact of an acquisition completed on February 28, 2006, as if that acquisition were completed on January 1, 2006 (no acquisitions were completed in 2007; rounded to the nearest 0.5 percent):

	North America	Europe	Consolidated
Change in volume	(1.5)%	2.0%	(0.5)%
Impact of selling day shift / acquisition (A)	(0.5)	(0.5)	(0.5)

Change in volume, adjusted for selling day shift / acquisition	(2.0)%	1.5%	(1.0)%

(A)	Principally represents the impact of changes in selling days between periods (based upon a standard five-day selling week) and rounding due to our 0.5 percent rounding convention.

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

The overall performance of our product portfolio in 2007 continued to reflect a consumer preference for lower-calorie beverages and an increased demand for specialized beverage choices. During 2007, we made significant additions to our still beverage portfolio including Fuze, Campbell’s, and glacéau products. We also focused on strengthening our core sparkling brands through efforts such as our “Red, Black, and Silver” three-cola initiative. Coca-Cola Zero is at the center of our “Red, Black, and Silver” three-cola initiative and continued to make strong share and volume gains. We further enhanced our sparkling beverage portfolio with lower-calorie additions such as Diet Coke Plus and Cherry Coke Zero in North America and Coca-Cola Zero in France and the Netherlands.

In North America, the sales volume of our Coca-Cola trademark products decreased 3.0 percent during 2007. Our volume performance was impacted by price increases that were implemented during the latter part of 2006 and in 2007. We experienced a 5.5 percent decline in our regular Coca-Cola trademark products, while our diet Coca-Cola trademark products remained flat. The decrease in our regular Coca-Cola trademark products was primarily attributable to lower sales of Coca-Cola classic and Coca-Cola Black Cherry Vanilla. The stability of diet Coca-Cola trademark products was driven by a year-over-year increase in the sale of Coca-Cola Zero and the success of newly introduced products such as Cherry Coke Zero and Diet Coke Plus, which helped offset lower sales of Diet Coke, caffeine-free Diet Coke, and Diet Coke Black Cherry Vanilla. Despite the decline in the sales volume of our Coca-Cola trademark products during 2007, our “Red, Black, and Silver” three-cola initiative was well received in the marketplace and helped partially offset the negative impact of our pricing initiatives.

Our sparkling flavors and energy volume in North America declined 5.5 percent during 2007. This decrease was primarily driven by the poor performance of certain sugared sparkling beverages, including Sprite and Dr Pepper. We also experienced lower sales volume of Vault due to the fact that we were lapping strong introductory volume from 2006. Our energy drink portfolio continued to grow during 2007 with sales volume increasing 24.5 percent. This growth was primarily driven by the success of the Rockstar product line, but also includes the benefit of Full Throttle brand extensions. Our juices, isotonics, and other volume increased 6.0 percent in North America during 2007. This increase was primarily driven by the continued strong performance of POWERade, which grew 9.0 percent, and the benefit of our expanded tea portfolio. The growth in our juices, isotonics, and other category also benefited from the introduction of Fuze, Campbell’s, and glacéau products in late 2007. The growth in this category was offset partially by a 16.5 percent decline in sales of Minute Maid products. Our water brands continued to perform well in North America, increasing 6.5 percent during 2007. This performance was driven by higher Dasani water multi-pack sales volume and benefited from the launch of glacéau’s smartwater during the fourth quarter of 2007.

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

Consumption

The following table summarizes our volume results by consumption type for the periods presented, adjusted to reflect the impact of one additional selling day in 2007 versus 2006, and the impact of an acquisition completed on February 28, 2006, as if that acquisition were completed on January 1, 2006 (no acquisitions were completed in 2007; rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Multi-serve (A)	(1.5)%	73.0%
Single-serve (B)	(4.0)	27.0

Total	(2.0)%	100.0%

Europe:
Multi-serve (A)	4.0%	58.5%
Single-serve (B)	(1.0)	41.5

Total	1.5%	100.0%

Consolidated:
Multi-serve (A)	(0.5)%	69.5%
Single-serve (B)	(3.0)	30.5

Total	(1.0)%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.

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

	Change	Percent of Total
North America:
Cans	(3.0)%	59.0%
PET (plastic)	(1.5)	39.5
Glass and other	15.0	1.5

Total	(2.0)%	100.0%

Europe:
Cans	1.5%	38.0%
PET (plastic)	1.5	46.0
Glass and other	3.5	16.0

Total	1.5%	100.0%

Consolidated:
Cans	(2.0)%	54.0%
PET (plastic)	(1.0)	41.0
Glass and other	6.0	5.0

Total	(1.0)%	100.0%

Cost of Sales

2008 versus 2007

Cost of sales increased 6.0 percent in 2008 to $13.8 billion. Cost of sales per case increased 6.5 percent in 2008 versus 2007. The following table summarizes the significant components of the change in our 2008 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	8.0%	2.0%	6.5%
Bottle and can marketing credits and Jumpstart funding	0.5	0.0	0.5
Post mix, non-trade, and other	(1.0)	(0.5)	(1.0)
Currency exchange rate changes	0.0	1.5	0.5

Change in cost of sales per case	7.5%	3.0%	6.5%

During 2008, our North American bottle and can ingredient and packaging costs increased as a result of (1) package mix shifts associated with higher cost still beverages, which are purchased as finished goods, and (2) higher raw material costs, including HFCS (sweetener) and PET (plastic). In addition, in September 2008, TCCC increased the price we pay for sparkling beverage concentrate by approximately 7.5 percent and permanently eliminated $35 million in marketing funding. TCCC’s actions were in response to the marketplace pricing action we took in September 2008 to cover a portion of our 2008 cost of sales increase. During 2009, we expect our core raw material costs in North America to remain above historical averages and to be substantially higher than market prices as a result of supply agreements and hedging instruments that have locked us into higher prices for a significant amount of our expected purchases.

We also expect our net cost of concentrate to increase moderately in 2009. Effective January 1, 2009, we and TCCC agreed to (1) implement a new incidence-based economic model in the U.S. that better aligns system interests among all packages and channels, and (2) net a significant portion of our funding from TCCC, as well as certain other arrangements with TCCC related to the purchase of concentrate, against the price we pay TCCC for concentrate.

2007 versus 2006

Cost of sales increased 7.5 percent in 2007 to $13.0 billion. Cost of sales per case increased 8.0 percent in 2007 versus 2006. The following table summarizes the significant components of the change in our 2007 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	9.5%	1.5%	7.0%
Bottle and can marketing credits and Jumpstart funding	(2.0)	0.0	(1.5)
Post mix, non-trade, and other	(1.0)	0.0	(1.0)
Currency exchange rate changes	0.5	8.5	3.5

Change in cost of sales per case	7.0%	10.0%	8.0%

During 2007, we faced a challenging cost of sales environment in North America where our year-over-year bottle and can ingredient and packaging cost per case increased 9.5 percent. This increase was primarily driven by significant increases in the cost of aluminum and HFCS, but also reflects a slight increase due to product mix. The increase in the cost of aluminum was due to the expiration of a supplier pricing agreement on December 31, 2006 that capped the price we paid for a majority of our North American purchases. In Europe, our 2007 cost of sales increases were comparable to those we have experienced in recent years.

During 2007, we had a new $104 million discretionary annual marketing funding arrangement in the U.S. with TCCC. The 2007 activities required under this arrangement were agreed to during the annual joint planning process and included (1) an annual total soft drink price pack plan; (2) support for the implementation of segmented merchandising; and (3) support of shared strategic initiatives. Amounts under this program were received quarterly during 2007.

Selling, Delivery, and Administrative Expenses

2008 versus 2007

Selling, delivery, and administrative (SD&A) expenses increased $207 million, or 3.0 percent, to $6.7 billion in 2008. The following table summarizes the significant components of the change in our 2008 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
Administrative	$52	1.0%
Delivery and merchandising	45	0.5
Selling and marketing	40	0.5
Warehousing	46	0.5
Depreciation and amortization	(38)	(0.5)
Net impact of restructuring charges	13	0.0
Legal settlements and accrual reversals	8	0.0
Gain on sale of land	20	0.5
Currency exchange rate changes	15	0.5
Other expenses	6	0.0

Change in SD&A expenses	$207	3.0%

SD&A expenses as a percentage of net operating revenues were 30.8 percent and 31.1 percent in 2008 and 2007, respectively. Our SD&A expenses in 2008 were negatively impacted by increased delivery costs attributable to higher fuel costs, increased warehousing costs due to a greater number of SKUs associated with our expanded product portfolio, and an increase in restructuring charges. These negative factors were offset partially by benefits from our operating expense control initiatives, a decline in depreciation expense, and lower year-over-year compensation expense related to the underachievement of performance targets under our incentive programs. During 2008, we implemented OCM initiatives in Europe, which delivered approximately $25 million in savings during the year. In November 2008, we rolled-out similar initiatives in North America. We expect these initiatives to provide approximately $50 million to $75 million in operating expense savings during 2009. However, a majority of these savings will be offset during 2009 by increased pension expense due to the significant decline in the funded status of our pension plans during the latter part of 2008.

During the years ended December 31, 2008 and 2007, we recorded restructuring charges totaling $134 million and $121 million, respectively. These charges, included in SD&A expenses, were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American, European, and Corporate operations. Through this restructuring program we have already or intend to (1) reorganize our U.S. operations by reducing the number of our business units from six to four; (2) enhance the standardization of our operating structure and business practices; (3) create a more efficient supply chain and order fulfillment structure; (4) improve customer service in North America through the implementation of a new selling system for smaller customers; and (5) streamline and reduce the cost structure of back office functions in the areas of accounting, human resources, and information technology. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $45 million. We expect to be substantially complete with these restructuring activities by the end of 2009. For additional information about our restructuring activities, refer to Note 16 of the Notes to Consolidated Financial Statements.

During 2007, we reversed a $13 million liability related to the dismissal of a legal case in Texas. This amount included our estimated portion of the damages initially awarded plus accrued interest of approximately $5 million. The accrued interest portion of the reversed liability was recorded as a reduction to interest expense, net.

During 2007, we recorded charges totaling $12 million in depreciation expense related to certain obligations associated with the member states’ adoption of the European Union’s (EU) Directive on Waste Electrical and Electronic Equipment (WEEE). Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

2007 versus 2006

SD&A expenses increased $201 million, or 3.0 percent, to $6.5 billion in 2007. The following table summarizes the significant components of the change in our 2007 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
Administrative	$26	0.5%
Selling and marketing	(11)	0.0
Warehousing	21	0.5
Depreciation and amortization	4	0.0
Net impact of restructuring charges	55	1.0
Net impact of legal settlements and accrual reversals	(22)	(0.5)
Gain on sale of land	(20)	(0.5)
Currency exchange rate changes	142	2.0
Other expenses	6	0.0

Change in SD&A expenses	$201	3.0%

SD&A expenses as a percentage of net operating revenues was 31.1 percent and 31.9 percent in 2007 and 2006, respectively. Our SD&A expenses in 2007 were impacted by ongoing operating expense control efforts throughout our organization, the benefit of a $19 million decrease in our share-based compensation expense, a decline in pension and other postretirement benefit plan expense, and a gain on the sale of land. The year-over-year decrease in our share-based compensation expense was primarily due to (1) a higher estimated forfeiture rate, which was increased to reflect a greater number of forfeitures associated with our restructuring activities, and (2) changes in the timing of our annual grant. These positive factors were offset partially by an increase in restructuring charges and higher year-over-year compensation expense associated with the achievement of certain performance targets under our annual bonus program.

During 2006, we recorded restructuring charges totaling $66 million. These charges were primarily related to (1) the reorganization of certain aspects of our operations in Europe; (2) workforce reductions associated with the reorganization of our North American operations into six U.S. business units and Canada; and (3) changes in our executive management.

Franchise License Impairment Charges

2008

During 2008, we recorded noncash franchise license impairment charges totaling $7.6 billion ($4.9 billion net of tax, or $10.18 per common share).

Annual Impairment Analysis

We performed our annual impairment test of our franchise license intangible assets and goodwill as of October 24, 2008. The results of the annual impairment test of our North American franchise license intangible assets indicated that their estimated fair value was less than their carrying amount. As such, we recorded a $2.3 billion ($1.5 billion net of tax, or $3.12 per common share) noncash impairment charge to reduce the carrying amount of these assets to their estimated fair value. The decline in the estimated fair value of our North American franchise intangible assets was primarily driven by financial market conditions as of the measurement date that caused (1) a dramatic increase in market debt rates, which impacted the capital charge, and (2) a significant decline in the funded status of our defined benefit pension plans. In addition, the market price of our common stock declined by more than 50 percent between the date of our interim impairment test (May 23, 2008) and the date of our annual impairment test (October 24, 2008).

Interim Impairment Analysis

During the second quarter of 2008, the deterioration of the business environment in North America contributed to our North American financial results and forecasts being significantly lower than the forecasts used to value our North American franchise license intangible assets in our 2007 impairment analysis (performed as of October 26, 2007). In addition, the market price of our common stock declined approximately 30 percent during the second quarter of 2008. As a result of these factors, we performed an interim impairment test of our North American franchise license intangible assets and goodwill (performed as of May 23, 2008). The results of the interim impairment test of our North American franchise license intangible assets indicated that their estimated fair value was less than their carrying amount at that time. As such, we recorded a $5.3 billion ($3.4 billion net of tax, or $7.06 per common share) noncash impairment charge to reduce the carrying amount of these assets to their estimated fair value at that time. The second quarter decline in the estimated fair value of our North American franchise license intangible assets reflected the negative impact of several contributing factors, which resulted in a reduction in the forecasted cash flows and growth rates used to estimate fair value. These factors included:

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

2006

During 2006, we recorded a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value at that time based upon the results of our annual impairment test of these assets. The decline in the estimated fair value of our North American franchise intangible assets was driven by the negative impact of several contributing factors, which resulted in a reduction in the forecasted cash flows and growth rates used to estimate fair value. These factors included:

•	An extraordinary increase in raw material costs that was expected in 2007 driven by significant increases in the cost of aluminum and HFCS (sweetener).

•	A challenging marketplace environment including continued weakness in the sparkling beverage category and increased pricing pressures in several high-growth categories, such as water.

•	Increased market debt rates contributing to a higher weighted average discount rate and capital charge.

For additional information about our franchise license intangible assets and the related noncash impairment charges, refer to Note 2.

Interest Expense, net

Interest expense, net totaled $587 million in 2008, $629 million in 2007, and $633 million in 2006. The following table summarizes the primary items that impacted our interest expense in 2008, 2007, and 2006 ($ in billions):

	2008	2007	2006
Average outstanding debt balance	$9.6	$10.0	$10.4
Weighted average cost of debt	6.1%	6.1%	5.9%
Fixed-rate debt (% of portfolio)	83%	85%	83%
Floating-rate debt (% of portfolio)	17%	15%	17%

During 2007, we paid $44 million to repurchase zero coupon notes with a par value totaling $91 million and unamortized discounts of $59 million. As a result of these extinguishments, we recorded a net loss of $12 million in interest expense, net.

Other Nonoperating (Expense) Income, Net

Our other nonoperating (expense) income, net principally includes minority interest, non-U.S. currency transaction gains and losses, gains on the sale of our investment in certain marketable equity securities, and other-than-temporary impairments of certain investments.

2008

During 2008, we had net other nonoperating expense totaling $15 million. This amount included $9 million in non-U.S. currency transaction losses, $4 million in minority interest expense, and a $3 million loss on our investment in certain marketable equity securities after concluding that our unrealized loss on the investment was other-than-temporary. For additional information about this investment, refer to Note 13 of the Notes to Consolidated Financial Statements.

2007

During 2007, our nonoperating expense and income netted to zero. Our expenses included a $14 million loss to write off the value of a warrant received from Bravo! Brands (Bravo) after concluding that the unrealized loss on our investment was other-than-temporary. Partially offsetting this loss was the recognition of the remaining deferred amount of $12 million related to the warrant received from Bravo after we terminated our master distribution agreement (MDA) with them.

2006

During 2006, we had net nonoperating income totaling $10 million, which was primarily due to $6 million in minority interest income and non-U.S. currency transaction gains.

Income Tax Expense

2008

Our effective tax rate for 2008 was a benefit of 36 percent. Our 2008 rate included (1) a $2.7 billion (60 percentage point decrease in our effective tax rate) net income tax benefit related to the $7.6 billion noncash franchise license impairment charges recorded during 2008, and (2) the net unfavorable impact of $11 million (2 percentage point increase in our effective tax rate) primarily related to the deferred tax impact of merging certain of our subsidiaries and tax rate changes. Our underlying effective tax rate was lower in 2008 due to changes in the mix of income between North America and Europe. Refer to Note 10 of the Notes to Consolidated Financial Statements for a reconciliation of our income tax (benefit) provision for 2008. For additional information about the noncash franchise license impairment charges, refer to Note 2 of the Notes to Consolidated Financial Statements.

2007

Our effective tax rate for 2007 was a provision of 15 percent. Our 2007 rate included a $99 million (12 percentage point decrease in our effective tax rate) tax benefit related to United Kingdom, Canadian, and U.S. state tax rate changes.

2006

Our effective tax rate for 2006 was a benefit of 46 percent. Our 2006 rate included (1) an $80 million (10 percentage point decrease in our effective tax rate) tax benefit, primarily for U.S. state tax law changes and Canadian federal and provincial tax rate changes, and (2) a $15 million (2 percentage point decrease in our effective tax rate) tax benefit related to the revaluation of various income tax obligations. Our 2006 rate also included a $1.1 billion (63 percentage point decrease in our effective tax rate) income tax benefit related to a $2.9 billion noncash franchise license impairment charge. For additional information about the noncash franchise license impairment charge, refer to Note 2 of the Notes to Consolidated Financial Statements.

Cash Flow and Liquidity Review

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, public and private issuances of debt and equity securities, and bank borrowings. The capital and credit markets have become more volatile and tight as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we will incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. Notwithstanding the foregoing, at this time, we believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends to our shareowners, any contemplated acquisitions, and share repurchases for the foreseeable future.

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 17 banks. At December 31, 2008, our availability under this credit facility was $2.1 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Amounts available for borrowing under other committed credit facilities totaled approximately $178 million as of December 31, 2008.

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At December 31, 2008, we had $297 million outstanding in commercial paper. We have approximately $1.8 billion in debt maturities in the next 12 months. We plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and cash on hand, and we intend to refinance the remaining maturities of current obligations with either commercial paper or on a long-term basis, subject to the capital and credit market risks described previously. In the event that we are temporarily unable to issue sufficient commercial paper or to issue long-term debt securities, we would expect to borrow under our primary committed credit facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under that facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P) and Fitch are A3, A, and A, respectively. In October 2008, S&P changed their ratings outlook to negative. Our ratings outlook for Moody’s and Fitch are stable. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. In October 2008, the required net debt to total capital ratio was amended to exclude the impact of the $5.3 billion noncash franchise license impairment charge that was recorded during the second quarter of 2008. We were in compliance with these requirements as of December 31, 2008. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

2008

Our principal sources of cash included (1) $1.6 billion from operations and (2) proceeds of $1.6 billion from the issuance of debt. Our primary uses of cash were (1) payments on debt of $1.5 billion; (2) capital asset investments of $981 million; (3) net payments on commercial paper of $159 million; (4) pension and other postretirement benefit plan contributions of $154 million; and (5) dividend payments totaling $138 million.

2007

Our principal sources of cash included (1) $1.7 billion derived from operations; (2) proceeds of $955 million from the issuance of debt; (3) proceeds of $123 million from the exercise of employee share options; and (4) proceeds from the disposal of assets totaling $68 million. Our primary uses of cash were (1) payments on debt of $1.2 billion; (2) capital asset investments totaling $938 million; (3) net payments on commercial paper of $554 million; (4) pension and other postretirement benefit plan contributions of $234 million; and (5) dividend payments totaling $116 million.

2006

Our principal sources of cash included (1) $1.5 billion derived from operations; (2) proceeds of $332 million from the issuance of debt; (3) net proceeds from the issuances of commercial paper of $387 million; and (4) proceeds from the disposal of capital assets totaling $50 million. Our primary uses of cash were (1) payments on debt of $1.3 billion; (2) capital asset investments totaling $882 million; (3) pension and other postretirement benefit plan contributions of $235 million; (4) dividend payments totaling $114 million; and (5) the acquisition of Central Coca-Cola Bottling, Inc. for $106 million.

Operating Activities

2008 versus 2007

Our net cash derived from operating activities decreased $41 million in 2008 to $1.6 billion. There were no significant differences in the net results of our operating activities in 2008 versus 2007, except for the noncash franchise license impairment charges and related deferred income tax benefits that were recorded during 2008. For additional information about the noncash franchise license impairment charges and other changes in our assets and liabilities, refer to our Financial Position discussion below.

2007 versus 2006

Our net cash derived from operating activities increased $111 million in 2007 to $1.7 billion. This increase was primarily the result of higher cash net income and working capital changes. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the years ended December 31, 2008, 2007, and 2006 (in millions):

	2008	2007	2006
Supply chain infrastructure improvements	$377	$439	$376
Cold drink equipment	418	366	349
Vehicle fleet	81	65	85
Information technology and other capital investments	105	68	72

Total capital asset investments	$981	$938	$882

During 2009, we expect our capital expenditures to approximate $900 million.

During 2006, we acquired Central Coca-Cola Bottling, Inc. for a total purchase price of $106 million (net of cash acquired). For additional information about this acquisition, refer to Note 17 of the Notes to Consolidated Financial Statements.

Financing Activities

2008 versus 2007

Our net cash used in financing activities decreased $673 million in 2008 to $126 million from $799 million in 2007. This decrease was primarily the result of us increasing our cash on hand due to the current financial market conditions and our significant debt maturities in the next 12 months. The following table summarizes our issuances of debt, payments on debt, and our net issuances on commercial paper for the year ended December 31, 2008 (in millions):

Issuances of Debt	Maturity Date	Rate		Amount
$1 billion note	March 2014	7.38%		$1,000
$300 million note	August 2013	5.00		300
$275 million note	May 2011	—	(A)	275
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	39

Total issuances of debt				$1,614

Payments on Debt	Maturity Date	Rate		Amount
350 million Euro note	December 2008	3.13%		$(469)
$600 million note	November 2008	5.75		(600)
150 million U.K. pound sterling note	March 2008	6.75		(299)
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	(64)
Other payments, net	—	—		(32)

Total payments on debt, excluding commercial paper				(1,464)
Net payments on commercial paper				(159)

Total payments on debt				$(1,623)

(A)	These credit facilities and notes carry variable interest rates.

During 2008 and 2007, we made dividend payments on our common stock totaling $138 million and $116 million, respectively. In February 2008, we increased our quarterly dividend 17 percent from $0.06 per common share to $0.07 per common share.

2007 versus 2006

Our net cash used in financing activities increased $228 million in 2007 to $799 million from $571 million in 2006. The following table summarizes our issuances of debt, payments on debt, and our net change in commercial paper for the year ended December 31, 2007 (in millions):

Issuances of Debt	Maturity Date	Rate		Amount
300 million Euro bond	November 2010	4.75%		$445
$450 million U.S. dollar note	August 2009	—	(A)	450
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	60

Total issuances of debt				$955

Payments on Debt	Maturity Date	Rate		Amount
300 million Euro bond	March 2007	5.88%		$(394)
550 million Euro bond	June 2007	3.99		(744)
U.S. dollar zero coupon notes (B)	June 2020	8.35		(44)
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(A)	(21)
Other payments, net	—	—		(15)

Total payments on debt, excluding commercial paper				(1,218)
Net payments on commercial paper				(554)

Total payments on debt				$(1,772)

(A)	These credit facilities and notes carry variable interest rates.

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

Financial Position

Assets

2008 versus 2007

Trade accounts receivable, net decreased $63 million, or 3.0 percent, to $2.2 billion at December 31, 2008. This change was primarily driven by currency exchange rate changes, offset partially by a year-over-year increase in December sales in Europe.

Inventories decreased $23 million, or 2.5 percent, to $901 million at December 31, 2008. This decrease was primarily the result of currency exchange rate changes, offset partially by higher costs of goods on hand at the end of 2008 due to higher raw material costs, the impact of product mix, and an increased number of SKUs due to our expanded product portfolio.

Prepaid expenses and other current assets increased $90 million, or 28.5 percent, to $408 million at December 31, 2008. This change was primarily driven by an increase in the fair value of our cash flow hedges related to currency exchange rate changes in Canada and Great Britain.

Franchise license intangible assets, net decreased $8.5 billion, or 72.5 percent, to $3.2 billion at December 31, 2008. This decrease was the result of the $7.6 billion noncash impairment charges recorded during 2008 to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value, and currency exchange rate changes.

Liabilities and Shareowners’ Equity

2008 versus 2007

Accounts payable and accrued expenses decreased $70 million, or 2.5 percent, to $2.9 billion at December 31, 2008. Our accounts payable and accrued expenses declined as a result of currency exchange rate changes, decreases in trade accounts payable and accruals related to our marketing costs, and lower year-over-year accrued expense related to the underachievement in 2008 of performance targets under our incentive programs. These items were offset partially by higher accruals related to our cash flow hedges for vehicle fuel purchases and increased pension and other postretirement benefit plan liabilities.

Our total debt decreased $364 million to $9.0 billion at December 31, 2008. This decrease was primarily the result of currency exchange rate changes.

Other long-term obligations increased $828 million, or 63.0 percent, to $2.1 billion at December 31, 2008. This change was primarily driven by an increase in the unfunded status of our pension plans as a result of significant declines in the fair value of our pension plan assets.

Noncurrent deferred income tax liabilities decreased $3.1 billion, or 74.0 percent, to $1.1 billion at December 31, 2008. This decrease was the result of the net income tax benefit associated with the $7.6 billion noncash franchise license impairment charges recorded during 2008.

In 2008, currency exchange rate changes resulted in a net loss recognized in comprehensive income of $660 million. This amount consisted of a $673 million loss in currency translation adjustments offset by the impact of net investment hedges of $13 million.

Contractual Obligations and Other Commercial Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2008 (in millions):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Debt, excluding capital leases(A)	$8,899	$1,762	$1,285	$578	$5,274
Capital leases(B)	153	26	51	38	38
Interest obligations(C)	7,039	533	902	801	4,803
Operating leases(D)	787	147	231	171	238
Purchase agreements(E)	1,282	939	293	38	12
Customer contract arrangements(F)	370	131	130	59	50
Other purchase obligations(G)	200	188	10	1	1

Total contractual obligations	$18,730	$3,726	$2,902	$1,686	$10,416

Other Commercial Commitments	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Affiliate guarantees(H)	$205	$20	$64	$53	$68
Standby letters of credit(I)	386	386	—	—	—
Total commercial commitments
	$591	$406	$64	$53	$68

(A)	These amounts represent our scheduled debt maturities, excluding capital leases. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

(B)

These amounts represent our minimum capital lease payments (including amounts representing interest). For additional information about our capital leases, refer to Note 6 of the Notes to Consolidated Financial Statements.

(C)

These amounts represent estimated interest payments related to our long-term debt obligations. For fixed-rate debt, we have calculated interest based on the applicable rates and payment dates for each individual debt instrument. For variable-rate debt we have estimated interest using the forward interest rate curve. At December 31, 2008, approximately 83 percent of our debt portfolio was comprised of fixed-rate debt and 17 percent was floating-rate debt.

(D)

These amounts represent our minimum operating lease payments due under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2008. For additional information about our operating leases, refer to Note 7 of the Notes to Consolidated Financial Statements.

(E)

These amounts represent noncancelable purchase agreements with various suppliers that are enforceable and legally binding and that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. We have excluded amounts related to supply agreements that require us to purchase a certain percentage of our future raw material needs from a specific supplier, since such agreements do not specify a fixed or minimum quantity requirement.

(F)

These amounts represent our obligation under customer contract arrangements for pouring or vending rights in specific athletic venues, school districts, or other locations. For additional information about these arrangements, refer to Note 1 of the Notes to Consolidated Financial Statements.

(G )

These amounts represent outstanding purchase obligations primarily related to capital expenditures. We have not included amounts related to our requirement to purchase and place specified numbers of cold drink equipment each year through 2010 under our Jumpstart Programs with TCCC. We are unable to estimate these amounts due to the varying costs for cold drink equipment placements. For additional information about our Jumpstart Programs, refer to Note 3 of the Notes to Consolidated Financial Statements. These amounts also do not include payments of approximately $100 million expected to be paid to Hansen during 2009 in conjunction with the execution of our distribution agreements with Hansen. For additional information about our distribution agreements with Hansen, refer to Note 17 of the Notes to Consolidated Financial Statements.

(H)

We guarantee debt and other obligations of certain third parties. In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest. At December 31, 2008, the maximum amount of our guarantee was $256 million, of which $205 million was outstanding. For additional information about these affiliate guarantees, refer to Note 8 of the Notes to Consolidated Financial Statements.

(I)

We had letters of credit outstanding totaling $386 million at December 31, 2008, primarily for self-insurance programs. For additional information about these letters of credit, refer to Note 8 of the Notes to Consolidated Financial Statements.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension and other postretirement benefit plans for the years ended December 31, 2008 and 2007, as well as our projected contributions for the year ending December 31, 2009 (in millions):

	Actual		Projected(A)
	2008	2007	2009
Pension – U.S.	$71	$108	$147
Pension – non-U.S.	65	103	39
Other Postretirement	18	23	21

Total contributions	$154	$234	$207

(A)

These amounts represent only company-paid projected contributions for 2009 and do not include additional company-paid contributions that may be necessary due to the significant decline in the funded status of our pension plans.

We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country. At January 1, 2008, the date of the most recent actuarial valuation, all U.S. funded defined benefit pension plans reflected an adjustment funding target attainment percentage equal to or greater than 100 percent. As a result of significant declines in the funded status of our pension plans during 2008, it is probable that our future pension plan costs and contributions will be significantly greater than our 2008 amounts.

In December 2008, the Worker, Retiree, and Employer Recovery Act (Pension Act) was signed into law. The Pension Act contains, among other things, provisions that provide some relief to defined benefit plan sponsors that have had the funded status of their defined benefit plans affected by the recent financial market turmoil. Based upon our initial review of the provisions contained in the Pension Act, we do not anticipate that it will significantly change our future contributions.

For additional information about our pension and other postretirement benefit plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have identified the manufacturing cooperatives and the purchasing cooperative in which we participate as variable interest entities (VIEs). Our variable interests in these cooperatives include an equity investment in each of the entities and certain debt guarantees. We consolidate the assets, liabilities, and results of operations of all VIEs for which we have determined we are the primary beneficiary. At December 31, 2008, the VIEs in which we participate had total assets of approximately $480 million and total liabilities of approximately $360 million, including total debt of approximately $265 million. For the year ended December 31, 2008, these entities had total revenues, including sales to us, of approximately $875 million. Other than the purchase of materials, our debt guarantees, and the acquisition of additional preferred shares in one of these entities, we have not provided financial support to any of these entities and are not required to provide support beyond the debt guarantees. Our maximum exposure as a result of our involvement in these entities is approximately $300 million, including our equity investments and debt guarantees. The largest of these cooperatives, of which we have determined we are not the primary beneficiary, represents greater than 95 percent of our maximum exposure. We have been purchasing PET (plastic) bottles from this cooperative since 1984, and our first equity investment was made in 1988. During 2008, our purchases from this entity represented approximately 70 percent of their total sales. Our determination that we are not the primary beneficiary of this entity is based upon the fact that our equity interest, and ability to participate in the fair value upon liquidation is approximately 5 percent. As of December 31, 2008, this entity had total assets of $395 million and total liabilities of $310 million, including $255 million in debt.

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

Franchise License Intangible Assets and Goodwill

Franchise License Agreements

Our franchise license agreements contain performance requirements and convey to us the rights to distribute and sell products of the licensor within specified territories. Our U.S. cola franchise license agreements with TCCC do not expire, reflecting a long and ongoing relationship. Our agreements with TCCC covering our U.S. non-cola operations are periodically renewable. TCCC does not grant perpetual franchise license intangible rights outside the U.S. Our agreements with TCCC covering our Canadian and European operations have 10-year terms and expire on December 31, 2017. While these agreements contain no automatic right of renewal beyond that date, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements, as well as those covering our U.S. non-cola operations, will continue to be renewed and, therefore, are essentially perpetual. We have never had a franchise license agreement with TCCC terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term. After evaluating the contractual provisions of our franchise license agreements, our mutually beneficial relationship with TCCC, and our history of renewals, we have assigned indefinite lives to all of our franchise license intangible assets.

Impairment Testing

We do not amortize our franchise license intangible assets and goodwill. Instead, we test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. The annual testing date for impairment purposes is the last reporting day of October, which was established when we discontinued the amortization of our franchise license intangible assets and goodwill in 2002. We perform our impairment tests of our franchise license intangible assets and goodwill at the North American and European group levels, which are our reporting units. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate, the discount rate (including a specific reporting unit risk premium), and estimates of capital charges for our franchise license intangible assets. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value at the time the analysis is performed.

During the second quarter of 2008, the deterioration of the business environment in North America contributed to our North American financial results and forecasts being significantly lower than the forecasts used to value our North American franchise license intangible assets in our 2007 impairment analysis (performed as of October 26, 2007). In addition, the market price of our common stock declined approximately 30 percent during the second quarter of 2008. As a result of these factors, we performed an interim impairment test of our North American franchise license intangible assets and goodwill during the second quarter of 2008 (performed as of May 23, 2008). The results of the interim impairment test of our North American franchise license intangible assets indicated that their estimated fair value was less than their carrying amount at that time. As such, we recorded a $5.3 billion noncash impairment charge to reduce the carrying amount of these assets to their estimated fair value at that time.

We then performed our 2008 annual impairment test of our franchise license intangible assets and goodwill as of October 24, 2008. The results of the annual impairment test of our North American franchise license intangible assets indicated that their estimated fair value was less than their carrying amount. As such, we recorded an additional $2.3 billion noncash impairment charge to reduce the carrying amount of these assets to their estimated fair value. The results of our goodwill annual impairment test indicated that the fair value of our North American reporting unit exceeds its carrying value, after adjusting for the noncash franchise license impairment charge (net of tax). Therefore, our North American goodwill is not impaired. Our annual impairment test of our European franchise license intangible assets indicated that their estimated fair value exceeds their carrying amount by more than two times and, therefore, are not impaired.

The following table summarizes the critical assumptions that were used in estimating fair value for our 2008 annual impairment tests (performed as of October 24, 2008):

Critical Assumption	North America	Europe
Estimated average operating income growth (2009 – 2018) (A)	3.00%	2.50%
Projected long-term operating income growth (B)	2.25%	2.25%
Weighted average discount rate (C)	9.30%	8.70%
Capital charge for franchise licenses (D)	2.29%	1.75%

(A)

The estimated average operating income growth for Europe includes the effect of forecasted currency exchange rate changes. Excluding forecasted currency exchange rate changes the estimated average operating income growth for Europe is 4.0%.

(B)	Represents the operating income growth rate used to determine terminal value.

(C)

Represents our targeted weighted average discount rate of 7.30 percent plus the impact of a specific reporting unit risk premium to account for the estimated additional uncertainty associated with our future cash flows. In North America, the risk premium primarily reflects the uncertainty related to (1) the continued impact of the challenging marketplace and difficult macroeconomic conditions; (2) the volatility related to key input costs; and (3) the consumer, customer, competitor, and supplier reaction to our marketplace pricing actions. In Europe, the risk premium primarily reflects the uncertainty related to (1) the potential impact of the global economic slowdown, and (2) changing consumer buying habits due to traditional retail consolidation and an increased presence of hard discounters. Factors inherent in determining our weighted average discount rate are (1) the volatility of our common stock; (2) expected interest costs on debt and debt market conditions; and (3) the amounts and relationships of targeted debt and equity capital.

(D)

Represents a charge (deduction) as a percent of revenues to the estimated future cash flows attributable to our franchise licenses for the estimated required economic returns on investments in property, plant, and equipment, net working capital, customer relationships, and assembled workforce.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our franchise license intangible assets and goodwill (the approximate impact of the change in each critical assumption assumes all other assumptions and factors remain constant; in millions, except percentages):

	Change	Approximate Impact on Fair Value
Critical Assumption		North America	Europe
2009 estimated operating income	2.00%	$150	$220
2010 estimated operating income	2.00%	120	185
Weighted average discount rate	0.20%	135	280
Capital charge for franchise licenses	0.05%	120	70

For additional information about our franchise license intangible assets and goodwill, refer to Note 2 of the Notes to Consolidated Financial Statements.

Pension Plan Valuations

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. Several critical assumptions are made in determining our pension plan liabilities and related pension expense. We believe the most critical of these assumptions are the discount rate and the expected long-term return on assets (EROA). Other assumptions we make are related to employee demographic factors such as rate of compensation increases, mortality rates, retirement patterns, and turnover rates.

We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. Decreasing our discount rate (6.2 percent for the year ended December 31, 2008 and 6.4 percent as of December 31, 2008) by 0.5 percent would have increased our 2008 pension expense by approximately $40 million and our projected benefit obligation (PBO) by approximately $265 million.

The EROA is based on long-term expectations given current investment objectives and historical results. We utilize a combination of active and passive fund management of pension plan assets in order to maximize plan asset returns within established risk parameters. We periodically revise asset allocations, where appropriate, to improve returns and manage risk. Decreasing our EROA (8.1 percent for the year ended December 31, 2008) by 0.5 percent would have increased our 2008 pension expense in 2008 by approximately $15 million.

We utilize the five-year asset smoothing technique to recognize market gains and losses for pension plans representing 85 percent of our pension plan assets. During 2008, we experienced a significant decline in the market value of our pension plan assets. As a result of the asset smoothing technique we utilize, these losses do not fully impact our pension expense immediately. Instead, these losses will increase our future pension expense, including a $30 million increase in 2009.

As a result of changes in discount rates in recent years, asset losses in 2008, and other assumption changes, our unrecognized losses exceed the defined corridor of losses. This causes our pension expense to be higher, because the excess losses must be amortized to expense until such time as, for example, increases in asset values and/or discount rates result in a reduction in unrecognized losses to a point where they do not exceed the defined corridor. Unrecognized losses, net of gains, totaling $1.4 billion and $552 million were deferred through December 31, 2008 and 2007, respectively. Our 2008 and 2007 pension expense was higher by $31 million and $57 million, respectively, as a result of amortizing unrecognized losses, net of gains.

For additional information about our pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Tax Accounting

We recognize a valuation allowance when, based on the weight of all available evidence, it is more likely than not that some portion or all of our deferred tax assets will not be realized. We believe the majority of our deferred tax assets will be realized because of the existence of sufficient taxable income within the carryforward period available under the law. In making this determination, we have considered the relative impact of all the available positive and negative evidence regarding future sources of taxable income and tax planning strategies. However, there could be material changes to our effective tax rate if our judgment changes.

Deferred tax assets associated with our U.S. federal and state, and non-U.S. net operating loss and tax credit carryforwards totaled $246 million at December 31, 2008. As of December 31, 2008, our valuation allowances totaled $275 million, including $110 million for a portion of our U.S. state and non-U.S. carryforwards and $165 million for certain of our Canadian deferred tax assets. Our valuation allowance for certain of our Canadian deferred tax assets was established in 2008 as a result of the 2008 noncash franchise license impairment charges. For additional information about our income taxes and tax accounting, refer to Note 10 of the Notes to Consolidated Financial Statements.

Risk Management Programs

In general, we are self-insured for the costs of workers’ compensation, casualty, and most health and welfare claims in the U.S. We use commercial insurance for casualty and workers’ compensation claims to reduce the risk of catastrophic losses. Our deductibles (per occurrence) for property loss insurance and workers’ compensation are generally $25 million and $5 million, respectively. Our self-insurance reserves totaled approximately $340 million and $310 million as of December 31, 2008 and 2007, respectively.

Our workers’ compensation and casualty losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific company expectations. Assumptions inherent to our estimates include factors such as our historical claims experience, expectations regarding future costs per claim, demographic factors, and claim severity and frequency. In order to evaluate our loss exposure, we use multiple actuarial methods that produce a range for our potential exposure (this range was approximately $40 million for the year ended December 31, 2008). We record our self-insurance reserves based upon our best estimate within the range.

We believe the use of actuarial methods to estimate our future claims losses provides a consistent and effective way to measure our self-insurance liabilities. However, the estimation of our liability is highly judgmental and inherently uncertain given the magnitude of claims involved and length of time until the ultimate cost is known. The final settlement amount of claims can differ materially from our estimate as a result of changes in factors such as the frequency and severity of accidents, medical cost inflation, fluctuations in premiums, and other factors outside of our control.

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

Under these programs, we pay TCCC and they pay our customers as a representative of the North American Coca-Cola bottling system. Coupon and loyalty programs are also developed on a customer and territory specific basis with the intent of increasing sales by all customers. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $2.5 billion in 2008, $2.4 billion in 2007, and $2.2 billion in 2006.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based on the program’s contractual terms, expected customer performance, and/or estimated sales volume. These estimates are determined using historical customer experience and other factors, which sometimes require significant judgment. Actual amounts paid can differ from these estimates. During the years ended December 31, 2008, 2007, and 2006, we recorded net customer marketing accrual reductions related to prior year programs of $41 million, $33 million, and $54 million, respectively.

Contingencies

For information about our contingencies, including outstanding legal cases, refer to Note 8 of the Notes to Consolidated Financial Statements.

Workforce

For information about our workforce, refer to Note 8 of the Notes to Consolidated Financial Statements.

Recently Issued Standards

For information about recently issued accounting standards, refer to Note 19 of the Notes to Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Current Trends And Uncertainties

Interest Rate, Currency, and Commodity Price Risk Management

Interest Rates

Interest rate risk is present with both fixed- and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At December 31, 2008, approximately 83 percent of our debt portfolio was comprised of fixed-rate debt and 17 percent was floating-rate debt. We estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of December 31, 2008 would change interest expense on an annual basis by approximately $15 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.

Currency Exchange Rates

Our European and Canadian operations represented approximately 30 percent and 7 percent, respectively, of our consolidated net operating revenues during 2008, and approximately 46 percent and 4 percent, respectively, of our consolidated long-lived assets at December 31, 2008. We are exposed to translation risk because our operations in Europe and Canada are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years.

We hedge a portion of our net investments in non-U.S. subsidiaries with non-U.S. currency denominated debt and cross-currency hedges at the parent company level. Our revenues are denominated in each non-U.S. subsidiary’s local currency; thus, we are not exposed to currency transaction risk on our revenues. However, we are exposed to currency transaction risk on certain purchases of raw materials and certain obligations of our non-U.S. subsidiaries.

We use currency forward agreements and option contracts to hedge a certain portion of these raw material purchases. Substantially all of these forward agreements and option contracts are scheduled to expire in 2009. Including the effect of hedging instruments entered into to date, we estimate that a 10 percent adverse movement in currency exchange rates from the rates in effect as of December 31, 2008, would increase our cost of sales during the next 12 months by approximately $10 million.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET (plastic), HFCS (sweetener), and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $60 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.

Due to the increased volatility and tightness of the capital and credit markets, certain of our suppliers have indicated they may restrict our ability to lock in prices beyond the agreements we currently have in place. In light of this, we are exploring alternatives to manage our risk with respect to these commodities. Our inability to implement alternative solutions could expose us to additional market risk with respect to the purchase of these commodities.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2008. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008.

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

/S/ JOHN F. BROCK
Chairman and Chief Executive Officer

/S/ WILLIAM W. DOUGLAS III
Executive Vice President and Chief Financial Officer

/S / JOSEPH D. HEINRICH
Vice President, Controller, and Chief Accounting Officer

Atlanta, Georgia

February 11, 2009

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareowners of Coca-Cola Enterprises Inc.

We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareowners’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 9 and 19, in 2008 the Company adopted the measurement date provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As discussed in Note 19, in 2007 the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also as discussed in Note 19, in 2006 the Company adopted the recognition provisions of SFAS No. 158.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coca-Cola Enterprises Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 11, 2009

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareowners of Coca-Cola Enterprises Inc.

We have audited Coca-Cola Enterprises Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coca-Cola Enterprises Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coca-Cola Enterprises Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coca-Cola Enterprises Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareowners’ (deficit) equity, and cash flows of Coca-Cola Enterprises Inc. for each of the three years in the period ended December 31, 2008, and our report dated February 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 11, 2009

Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2008	2007	2006
Net operating revenues	$21,807	$20,936	$19,804
Cost of sales	13,763	12,955	12,067

Gross profit	8,044	7,981	7,737
Selling, delivery, and administrative expenses	6,718	6,511	6,310
Franchise license impairment charges	7,625	—	2,922

Operating (loss) income	(6,299)	1,470	(1,495)
Interest expense, net	587	629	633
Other nonoperating (expense) income, net	(15)	—	10

(Loss) income before income taxes	(6,901)	841	(2,118)
Income tax (benefit) expense	(2,507)	130	(975)

Net (loss) income	$(4,394)	$711	$(1,143)

Basic net (loss) earnings per share	$(9.05)	$1.48	$(2.41)

Diluted net (loss) earnings per share	$(9.05)	$1.46	$(2.41)

Dividends declared per share	$0.28	$0.24	$0.18

Basic weighted average common shares outstanding	485	481	475

Diluted weighted average common shares outstanding	485	488	475

Income (expense) from transactions with The Coca-Cola Company – Note 3:
Net operating revenues	$574	$646	$614
Cost of sales	(6,215)	(5,649)	(5,124)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2008	2007
ASSETS
Current:
Cash and cash equivalents	$722	$223
Trade accounts receivable, less allowances of $52 and $47, respectively	2,154	2,217
Amounts receivable from The Coca-Cola Company	154	144
Inventories	901	924
Current deferred income tax assets	244	206
Prepaid expenses and other current assets	408	318

Total current assets	4,583	4,032
Property, plant, and equipment, net	6,243	6,762
Goodwill	604	606
Franchise license intangible assets, net	3,234	11,767
Other noncurrent assets, net	925	932

Total assets	$15,589	$24,099

LIABILITIES AND SHAREOWNERS’ EQUITY
Current:
Accounts payable and accrued expenses	$2,907	$2,977
Amounts payable to The Coca-Cola Company	339	369
Deferred cash receipts from The Coca-Cola Company	46	48
Current portion of debt	1,782	2,002

Total current liabilities	5,074	5,396
Debt, less current portion	7,247	7,391
Other long-term obligations	2,137	1,309
Deferred cash receipts from The Coca-Cola Company, less current	76	124
Noncurrent deferred income tax liabilities	1,086	4,190

Shareowners’ (Deficit) Equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 495,117,935 and 494,079,344 shares, respectively	495	494
Additional paid-in capital	3,277	3,215
(Accumulated deficit) reinvested earnings	(3,029)	1,527
Accumulated other comprehensive (loss) income	(666)	557
Common stock in treasury, at cost – 7,320,447 and 7,125,872 shares, respectively	(108)	(104)

Total shareowners’ (deficit) equity	(31)	5,689

Total liabilities and shareowners’ (deficit) equity	$15,589	$24,099

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2008	2007	2006
Cash Flows From Operating Activities:
Net (loss) income	$(4,394)	$711	$(1,143)
Adjustments to reconcile net (loss) income to net cash derived from operating activities:
Depreciation and amortization	1,050	1,067	1,012
Franchise license impairment charges	7,625	—	2,922
Share-based compensation expense	44	44	63
Deferred funding income from The Coca-Cola Company, net of cash received	(50)	(66)	(105)
Deferred income tax (benefit) expense	(2,599)	18	(1,073)
Pension and other postretirement expense less than contributions	(1)	(35)	(10)
Changes in assets and liabilities, net of acquisition amounts:
Trade accounts and other receivables	(118)	(42)	(173)
Inventories	(24)	(105)	46
Prepaid expenses and other assets	(175)	(125)	35
Accounts payable and accrued expenses	135	214	(61)
Other changes, net	125	(22)	35

Net cash derived from operating activities	1,618	1,659	1,548

Cash Flows From Investing Activities:
Capital asset investments	(981)	(938)	(882)
Capital asset disposals	18	68	50
Acquisition of bottling operations, net of cash acquired	—	—	(106)
Other investing activities	(12)	(4)	(14)

Net cash used in investing activities	(975)	(874)	(952)

Cash Flows From Financing Activities:
(Decrease) increase in commercial paper, net	(159)	(554)	387
Issuances of debt	1,614	955	332
Payments on debt	(1,464)	(1,218)	(1,253)
Dividend payments on common stock	(138)	(116)	(114)
Exercise of employee share options	18	123	73
Other financing activities	3	11	4

Net cash used in financing activities	(126)	(799)	(571)

Net effect of currency exchange rate changes on cash and cash equivalents	(18)	4	10

Net Change In Cash and Cash Equivalents	499	(10)	35
Cash and Cash Equivalents At Beginning of Year	223	233	198

Cash and Cash Equivalents At End of Year	$722	$223	$233

Supplemental Noncash Investing and Financing Activities:
Acquisitions of bottling operations:
Fair value of assets acquired	$—	$—	$162
Fair value of liabilities assumed	—	—	(56)

Cash paid, net of cash acquired	$—	$—	$106

Capital lease additions	$7	$14	$42

Supplemental Disclosure of Cash Paid For:
Interest, net of amounts capitalized	$587	$605	$607
Income taxes, net	100	127	187

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareowners’ (Deficit) Equity

	Year Ended December 31,
(in millions)	2008	2007	2006
Common Stock:
Balance at beginning of year	$494	$488	$482
Exercise of employee share options	1	6	4
Other changes, net	—	—	2

Balance at end of year	495	494	488

Additional Paid-In Capital:
Balance at beginning of year	3,215	3,068	2,943
Deferred compensation plans	(1)	(22)	(8)
Share-based compensation expense	44	44	63
Exercise of employee share options	17	117	69
Tax benefit from share-based compensation awards	1	8	1
Other changes, net	1	—	—

Balance at end of year	3,277	3,215	3,068

Reinvested (Deficit) Earnings:
Balance at beginning of year	1,527	940	2,170
Net (loss) income	(4,394)	711	(1,143)
Dividends declared on common stock	(138)	(116)	(87)
Impact of adopting SFAS 158, net of tax	(24)	—	—
Impact of adopting FIN 48	—	(8)	—

Balance at end of year	(3,029)	1,527	940

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	557	143	162
Currency translations	(673)	296	211
Net investment hedges	13	(28)	(28)
Pension and other postretirement benefit liability adjustments	(602)	149	161
Cash flow hedges	32	1	—
Other changes, net	(5)	(4)	11

Net other comprehensive (loss) income adjustments, net of tax	(1,235)	414	355
Impact of adopting SFAS 158, net of tax	12	—	(374)

Balance at end of year	(666)	557	143

Treasury Stock:
Balance at beginning of year	(104)	(113)	(114)
Deferred compensation plans	2	23	8
Treasury stock purchases	(6)	(14)	(7)

Balance at end of year	(108)	(104)	(113)

Total Shareowners’ (Deficit) Equity	$(31)	$5,689	$4,526

Comprehensive (Loss) Income:
Net (loss) income	$(4,394)	$711	$(1,143)
Net other comprehensive (loss) income adjustments, net of tax	(1,235)	414	355

Total comprehensive (loss) income	$(5,629)	$1,125	$(788)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

Note 1

BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our,” or “us”) is the world’s largest marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through license territories in 46 states in the United States (U.S.), the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and the 10 provinces of Canada (collectively referred to as North America). We are also the sole licensed bottler for products of The Coca-Cola Company (TCCC) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as Europe).

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

Sales of our products tend to be seasonal, with the second and third calendar quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions.

Basis of Presentation and Consolidation

Our Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest, as well as variable interest entities for which we are the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation. Our fiscal year ends on December 31. For interim quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period. There was one additional selling day in 2008 versus 2007, and two additional selling days in 2008 versus 2006 (based upon a standard five-day selling week).

Use of Estimates

Our Consolidated Financial Statements and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles and include estimates and assumptions made by management that affect reported amounts. Actual results could differ materially from those estimates.

Notes to Consolidated Financial Statements — (Continued)

Reclassifications

We have reclassified certain amounts in our prior year’s Consolidated Financial Statements to conform to our current year presentation. These reclassifications include the following:

•

In our 2007 Consolidated Balance Sheet, we have reclassified $113 million in spare parts that are expected to be consumed over a period greater than 12 months from prepaid expenses and other current assets to other noncurrent assets, net. We have also made corresponding reclassifications in our 2007 and 2006 Consolidated Statements of Cash Flows to reflect the impact of this change.

•

In our 2007 Consolidated Balance Sheet, we have reclassified and increased our cash and cash equivalents and accounts payable and accrued expenses by $53 million each to reflect the impact of book cash overdrafts at the end of 2007. We have also made corresponding reclassifications in our 2007 and 2006 Consolidated Statements of Cash Flows to reflect the impact of this change.

•	In our 2007 and 2006 Consolidated Statement of Cash Flows, we have reclassified and shown net our financing activities with original maturities of less than three months.

Revenue Recognition

We recognize net operating revenues from the sale of our products when we deliver the products to our customers and, in the case of full-service vending, when we collect cash from vending machines. We earn service revenues for cold drink equipment maintenance when services are completed. Service revenues represented less than 1 percent of our total net operating revenues during 2008, 2007, and 2006.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the U.S., we participate in cooperative trade marketing (CTM) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC, and they pay our customers as a representative of the North American Coca-Cola bottling system. Coupon and loyalty programs are also developed on a customer and territory specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring volume and revenue growth in the competitive marketplace. The costs of all these various programs, included as a reduction in net operating revenues, totaled $2.5 billion, $2.4 billion, and $2.2 billion in 2008, 2007, and 2006, respectively.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based on the program’s contractual terms, expected customer performance, and/or estimated sales volume.

We frequently participate with TCCC in contractual arrangements at specific athletic venues, school districts, colleges and universities, and other locations, whereby we obtain pouring or vending rights at a specific location in exchange for cash payments. We record our obligation of the total required payments under each contract at inception and amortize the amount using the straight-line method over the term of the contract. At December 31, 2008, the net unamortized balance of these arrangements, which was included in other noncurrent assets, net on our Consolidated Balance Sheet, totaled $430 million ($939 million capitalized, net of $509 million in accumulated amortization). Amortization expense related to these assets, included as a reduction in net operating revenues, totaled $131 million, $133 million, $150 million in 2008, 2007, and 2006, respectively.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the estimated future amortization expense related to these assets as of December 31, 2008 (in millions):

Years Ending December 31,	Future Amortization Expense
2009	$110
2010	87
2011	68
2012	51
2013	29
Thereafter	85

Total future amortization expense	$430

At December 31, 2008, the liability associated with these arrangements totaled $370 million, $131 million of which was included in accounts payable and accrued expenses on our Consolidated Balance Sheet, and $239 million was included in other long-term obligations on our Consolidated Balance Sheet. Cash payments on these obligations totaled $127 million, $124 million, and $115 million in 2008, 2007, and 2006, respectively. The following table summarizes the estimated future payments required under these arrangements as of December 31, 2008 (in millions):

Years Ending December 31,	Future Payments
2009	$131
2010	76
2011	54
2012	39
2013	20
Thereafter	50

Total future payments	$370

For presentation purposes, the net change in customer distribution rights is included net of cash payments made under these arrangements in other changes, net on our Consolidated Statements of Cash Flows.

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in cost of sales on our Consolidated Statements of Operations. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in SD&A expenses on our Consolidated Statements of Operations and totaled approximately $1.4 billion in 2008, 2007, and 2006. Our customers do not pay us separately for shipping and handling costs.

Notes to Consolidated Financial Statements — (Continued)

Share-Based Compensation

We recognize compensation expense equal to the grant-date fair value for all share-based payment awards that are expected to vest. This expense is recorded on a straight-line basis over the requisite service period of the entire award, unless the awards are subject to market or performance conditions, in which case we recognize compensation expense over the requisite service period of each separate vesting tranche. We recognize compensation expense for our performance share units when it becomes probable that the performance criteria specified in the plan will be achieved. All compensation expense related to our share-based payment awards is recorded in SD&A expenses. We determine the grant-date fair value of our share-based payment awards using a Black-Scholes model, unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. Refer to Note 11.

Net (Loss) Earnings Per Share

We calculate our basic (loss) earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Our diluted (loss) earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted (loss) earnings per share. Share-based payment awards that are contingently issuable upon the achievement of a specified market or performance condition are included in our diluted (loss) earnings per share calculation in the period in which the condition is satisfied. Refer to Note 12.

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

The following table summarizes the change in our allowance for losses on trade accounts receivable for the years ended December 31, 2008, 2007, and 2006 (in millions):

Trade Accounts Receivable Allowance
Balance at December 31, 2005(A)	$40
Provision	15
Account write offs	(7)
Other(B)	2

Balance at December 31, 2006(A)	50
Provision	14
Account write offs	(18)
Other(B)	1

Balance at December 31, 2007(A)	47
Provision	19
Account write offs	(10)
Other(B)	(4)

Balance at December 31, 2008(A)	$52

(A)

Our allowances for losses on trade accounts receivable represent an estimate for losses related to bad debts and billing adjustments. The account write offs presented in this table represent the activity specifically related to bad debts.

(B)	Other adjustments primarily relate to non-U.S. currency translation adjustments.

Notes to Consolidated Financial Statements — (Continued)

Inventories

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of December 31, 2008 and 2007 (in millions):

	2008	2007
Finished goods	$639	$610
Raw materials and supplies	262	314

Total inventories	$901	$924

Investments in Marketable Equity Securities

We record our investments in marketable equity securities at fair value in other noncurrent assets, net in our Consolidated Balance Sheets. Changes in the fair value of securities classified as available-for-sale are recorded in accumulated other comprehensive income on our Consolidated Balance Sheets, unless we determine that an unrealized loss is other-than-temporary. If we determine that an unrealized loss is other-than-temporary, we recognize the loss in earnings. Refer to Note 13.

Deferred Compensation Plan

We maintain a self-directed, non-qualified deferred compensation plan structured as a “rabbi trust” for certain executives and other highly compensated employees. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. Amounts deferred under the plan are invested at the direction of the employee into various mutual funds and stocks, including our common stock. All such investments, except investments in our common stock, are held in the rabbi trust. The plan requires settlement in cash, except for our common stock, which must be settled in a fixed number of shares of our common stock. The shares of our common stock deferred under the plan are not held in the rabbi trust because they are not issued and legally outstanding. However, these shares are included in our basic and diluted (loss) earnings per share calculation because we are obligated to issue the shares to the participants for no additional consideration (refer to Note 12). The investment assets of the rabbi trust are included in other noncurrent assets, net in our Consolidated Balance Sheets. The amount of compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in other long-term obligations in our Consolidated Balance Sheets (excluding investments in our common stock). This liability equals the recorded asset and represents our obligation to distribute the funds to the participants. The investment assets of the rabbi trust are classified as trading securities and, accordingly, changes in their fair values are recorded in our Consolidated Statements of Operations. The carrying value of the investment assets of the rabbi trust (excluding investments in our common stock) and the related deferred compensation liability totaled $72 million and $100 million as of December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements — (Continued)

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of our assets. Our cold drink equipment and containers, such as reusable crates, shells, and bottles, are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, we do not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. We capitalize the costs of refurbishing our cold drink equipment and depreciate those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. The majority of our depreciation and amortization expense is recorded in SD&A expenses. Depreciation and amortization expense included in cost of sales totaled $301 million, $278 million, and $250 million during the years ended December 31, 2008, 2007, and 2006, respectively. For tax purposes, we use other depreciation methods (generally, accelerated depreciation methods), where appropriate.

Our interests in assets acquired under capital leases are included in property, plant, and equipment and primarily relate to buildings and fleet assets. Amortization of capital lease assets is included in depreciation expense. The net present values of amounts due under capital leases, including our residual value guarantees, are recorded as liabilities and are included in our total debt. Refer to Note 6.

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

The following table summarizes our property, plant, and equipment as of December 31, 2008 and 2007 (in millions):

	2008	2007	Useful Life
Land	$478	$512	n/a
Building and improvements	2,552	2,608	20 to 40 years
Machinery, equipment, and containers	3,486	3,445	3 to 20 years
Cold drink equipment	5,346	5,749	5 to 13 years
Vehicle fleet	1,608	1,666	5 to 20 years
Furniture, office equipment, and software	839	810	3 to 10 years

Property, plant, and equipment	14,309	14,790
Less: Accumulated depreciation and amortization	8,274	8,267

	6,035	6,523
Construction in process	208	239

Property, plant, and equipment, net	$6,243	$6,762

Notes to Consolidated Financial Statements — (Continued)

Spare Parts

We maintain spare parts principally for our production, vending, and fleet equipment. These parts are valued at the lower of cost or market. Cost is determined using the FIFO method. The majority of our spare parts are included in other noncurrent assets, net on our Consolidated Balance Sheets. Spare parts that are determined to be obsolete, damaged, or otherwise non-usable are reserved for or written-off.

Risk Management Programs

In general, we are self-insured for the costs of workers’ compensation, casualty, and most health and welfare claims in the U.S. We use commercial insurance for casualty and workers’ compensation claims to reduce the risk of catastrophic losses. Workers’ compensation and casualty losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. Our deductibles (per occurrence) for property loss insurance and workers compensation are generally $25 million and $5 million, respectively.

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

Fair Values of Financial Instruments

The fair values of our cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of our debt instruments are calculated based on debt with similar maturities and credit quality and current market interest rates (refer to Note 6). The estimated fair values of our derivative instruments are calculated based on market rates to settle the instruments. These values represent the estimated amounts we would receive or pay to terminate agreements, taking into consideration current market rates and creditworthiness (refer to Note 5).

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

Notes to Consolidated Financial Statements — (Continued)

Note 2

FRANCHISE LICENSE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the change in our net franchise license intangible assets for the years ended December 31, 2008, 2007, and 2006 (in millions):

	North America	Europe	Consolidated
Balance at December 31, 2005	$10,367	$3,465	$13,832
Acquisition	81	—	81
Noncash impairment charge	(2,922)	—	(2,922)
Other adjustments(A)	5	456	461

Balance at December 31, 2006	7,531	3,921	11,452
Other adjustments(A)	161	154	315

Balance at December 31, 2007	7,692	4,075	11,767
Noncash impairment charges	(7,625)	—	(7,625)
Other adjustments(A)	(67)	(841)	(908)

Balance at December 31, 2008	$—	$3,234	$3,234

(A)	Other adjustments primarily relate to non-U.S. currency translation adjustments.

Our franchise license agreements contain performance requirements and convey to us the rights to distribute and sell products of the licensor within specified territories. Our U.S. cola franchise license agreements with TCCC do not expire, reflecting a long and ongoing relationship. Our agreements with TCCC covering our U.S. non-cola operations are periodically renewable. TCCC does not grant perpetual franchise license rights outside the U.S. Our agreements with TCCC covering our Canadian and European operations have 10-year terms and expire on December 31, 2017. While these agreements contain no automatic right of renewal beyond that date, we believe that our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals ensure that these agreements, as well as those covering our U.S. non-cola operations, will continue to be renewed and, therefore, are essentially perpetual. We have never had a franchise license agreement with TCCC terminated due to nonperformance of the terms of the agreement or due to a decision by TCCC to terminate an agreement at the expiration of a term. After evaluating the contractual provisions of our franchise license agreements, our mutually beneficial relationship with TCCC, and our history of renewals, we have assigned indefinite lives to all of our franchise license intangible assets.

We do not amortize our franchise license intangible assets and goodwill. Instead, we test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. The annual testing date for impairment purposes is the last reporting day of October, which was established when we discontinued the amortization of our franchise license intangible assets and goodwill in 2002. We perform our impairment tests of our franchise license intangible assets and goodwill at the North American and European segment levels, which are our reporting units. The impairment test for our franchise license intangible assets involves comparing the estimated fair value of franchise license intangible assets for a reporting unit to its carrying amount to determine if a write down to fair value is required. If the carrying amount of the franchise license intangible assets exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount. The impairment test for our goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, and after adjusting for franchise license impairment charges (net of tax). If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess, not to

Notes to Consolidated Financial Statements — (Continued)

exceed the carrying amount. Any subsequent recoveries in the estimated fair values of our franchise license intangible assets or goodwill are not recorded. The fair values calculated in these impairment tests are determined using discounted cash flow models involving assumptions that are based upon what we believe a hypothetical marketplace participant would use in estimating fair value on the measurement date. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value.

2008 Impairment Analysis

Annual Impairment Analysis

We performed our 2008 annual impairment test of our franchise license intangible assets and goodwill as of October 24, 2008. The results of the impairment test of our North American franchise license intangible assets indicated their estimated fair value was less than their carrying amount. As such, we recorded a $2.3 billion ($1.5 billion net of tax, or $3.12 per common share) noncash impairment charge to reduce the carrying amount of these assets to their estimated fair value. The decline in the estimated fair value of our North American franchise intangible assets was primarily driven by financial market conditions as of the measurement date that caused (1) a dramatic increase in market debt rates, which impacted the capital charge, and (2) a significant decline in the funded status of our defined benefit pension plans. In addition, the market price of our common stock declined by more than 50 percent between the date of our interim impairment test (May 23, 2008) and the date of our annual impairment test (October 24, 2008).

The following table summarizes the critical assumptions that were used in estimating fair value for our 2008 annual impairment tests:

Critical Assumptions	North America	Europe
Estimated average operating income growth (2009 – 2018) (A)	3.00%	2.50%
Projected long-term operating income growth (B)	2.25%	2.25%
Weighted average discount rate (C)	9.30%	8.70%
Capital charge for franchise licenses (D)	2.29%	1.75%

(A)

The estimated average operating income growth for Europe includes the effect of forecasted currency exchange rate changes. Excluding forecasted currency exchange rate changes the estimated average operating income growth for Europe is 4.0%.

(B )	Represents the operating income growth rate used to determine terminal value.

(C)

Represents our targeted weighted average discount rate of 7.30 percent plus the impact of a specific reporting unit risk premium to account for the estimated additional uncertainty associated with our future cash flows. In North America, the risk premium primarily reflects the uncertainty related to (1) the continued impact of the challenging marketplace and difficult macroeconomic conditions; (2) the volatility related to key input costs; and (3) the consumer, customer, competitor, and supplier reaction to our marketplace pricing actions. In Europe, the risk premium primarily reflects the uncertainty related to (1) the potential impact of the global economic slowdown, and (2) changing consumer buying habits due to traditional retail consolidation and the increased presence of hard discounters. Factors inherent in determining our weighted average discount rate are (1) the volatility of our common stock; (2) expected interest costs on debt and debt market conditions; and (3) the amounts and relationships of targeted debt and equity capital.

(D)

Represents a charge (deduction) as a percent of revenues to the estimated future cash flows attributable to our franchise licenses for the estimated required economic returns on investments in property, plant, and equipment, working capital, customer relationships, and assembled workforce.

The results of our goodwill annual impairment test indicated that the fair value of our North American reporting unit exceeds its carrying value, after adjusting for the noncash franchise license impairment charge (net of tax). Therefore, our North American goodwill is not impaired. Our annual impairment test of our European franchise license intangible assets indicated that their estimated fair value exceeds their carrying amount by more than two times and, therefore, are not impaired.

Notes to Consolidated Financial Statements — (Continued)

Interim Impairment Analysis

During the second quarter of 2008, the deterioration of the business environment in North America contributed to our North American financial results and forecasts being significantly lower than the forecasts used to value our North American franchise license intangible assets in our 2007 impairment analysis (performed as of October 26, 2007). In addition, the market price of our common stock declined approximately 30 percent during the second quarter of 2008. As a result of these factors, we performed an interim impairment test of our North American franchise license intangible assets and goodwill (performed as of May 23, 2008).

The results of the interim impairment test of our North American franchise license intangible assets indicated that their estimated fair value was less than their carrying amount at that time. As such, we recorded a $5.3 billion ($3.4 billion net of tax, or $7.06 per common share) noncash impairment charge to reduce the carrying amount of these assets to their estimated fair value at that time. The second quarter decline in the estimated fair value of our North American franchise license intangible assets reflected the negative impact of several contributing factors, which resulted in a reduction in the forecasted cash flows and growth rates used to estimate fair value. These factors included:

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

At the time our interim impairment test was performed the fair value of our North American reporting unit exceeded its carrying value, after adjusting for the noncash franchise license impairment charge (net of tax). Therefore, our North American goodwill was not impaired.

2007 Impairment Analysis

We performed our 2007 annual impairment test of our franchise license intangible assets and goodwill as of October 26, 2007. The results indicated that the fair values of our franchise license intangible assets and goodwill exceeded their carrying amounts at the time the analysis was performed and, therefore, the assets were not impaired. We estimated that the fair value of our North American franchise license intangible assets exceeded their carrying amount by approximately 15 percent at the time our 2007 annual impairment test was performed.

2006 Impairment Analysis

We performed our 2006 annual impairment test of our franchise license intangible assets and goodwill as of October 27, 2006. The results of the impairment test of our North American franchise license intangible assets indicated that their estimated fair value was less than their carrying amount. As such, we recorded a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) noncash impairment charge to reduce the carrying amount of these assets to their estimated fair value at that time. The decline in the estimated fair value of our North American franchise license intangible assets was driven by the negative impact of several contributing factors, which resulted in a reduction in the forecasted cash flows and growth rates used to estimate fair value. These factors included:

•	An extraordinary increase in raw material costs that was expected in 2007, driven by significant increases in the cost of aluminum and HFCS (sweetener).

•	A challenging marketplace environment including continued weakness in the sparkling beverage category and increased pricing pressures in several high-growth categories, such as water.

•	Increased market debt rates contributing to a higher weighted average discount rate and capital charge.

Notes to Consolidated Financial Statements — (Continued)

Note 3

RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of products of TCCC with approximately 93 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of December 31, 2008. From time to time, the terms and conditions of programs with TCCC are modified.

The following table summarizes the transactions with TCCC that directly affected our Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006 (in millions):

	2008	2007	2006
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$344	$410	$415
Dispensing equipment repair services	84	78	74
Packaging material sales (preforms)	66	81	68
Other transactions	80	77	57

Total	$574	$646	$614

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(4,940)	$(4,906)	$(4,603)
Purchases of sweeteners	(357)	(326)	(274)
Purchases of finished products	(1,502)	(1,054)	(821)
Marketing support funding earned	534	572	470
Cold drink equipment placement funding earned	50	65	104

Total	$(6,215)	$(5,649)	$(5,124)

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

Purchases of Syrup, Concentrate, Mineral Water, Juice, Sweeteners, and Finished Products

We purchase syrup, concentrate, mineral water, and juice from TCCC to produce, package, distribute, and sell TCCC’s products under licensing agreements. We also purchase finished products and fountain syrup from TCCC for sale within certain of our territories and have an agreement with TCCC to purchase from them substantially all of our requirements for sweeteners in the U.S. The licensing agreements give TCCC complete discretion to set prices of syrup, concentrate, and finished products. Pricing of mineral water and sweeteners is also based on contractual arrangements with TCCC.

Marketing Support Funding Earned and Other Arrangements

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid to us by TCCC under the programs are determined annually and periodically as the programs progress. Under the licensing agreements, TCCC is under no obligation to participate in the programs or continue past levels of funding in the future. The amounts paid and terms of similar programs may differ with other licensees. Marketing support funding programs granted to us provide financial support principally based on our product sales or upon the completion of stated requirements, to offset a portion of the costs to us of the programs. TCCC also administers certain other marketing programs directly with our customers. During 2008, 2007, and 2006, direct-marketing support paid or payable to us, or to customers in our territories, by TCCC, totaled approximately $665 million, $695 million, and $583 million, respectively. We recognized $534 million, $572 million, and $470 million of these amounts as a reduction in cost of sales during 2008, 2007, and 2006, respectively. Amounts paid directly to our customers by TCCC during 2008, 2007, and 2006 totaled $131 million, $123 million, and $113 million, respectively.

Notes to Consolidated Financial Statements — (Continued)

We and TCCC have a Global Marketing Fund (GMF), under which TCCC is paying us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice to terminate the agreement. We earn funding under this agreement if we and TCCC agree on an annual marketing and business plan. TCCC may terminate this agreement for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control. We received $61.5 million in 2008, 2007, and 2006 in conjunction with the GMF. These amounts are included in the total amounts recognized in marketing support funding earned in the preceding table.

We have an agreement with TCCC under which TCCC provides support payments for the marketing of certain brands of TCCC in certain territories we acquired in 2001. Under the terms of this agreement, we received $14 million in 2008, 2007, and 2006, and will receive $11 million in 2009. Payments received under this agreement are not refundable to TCCC. These amounts are included in the total amounts recognized in marketing support funding earned in the preceding table.

During 2008, we had certain annual funding arrangements in North America with TCCC that contained provisions that allowed TCCC to require us to refund certain amounts paid during the year and remove some or all funding on a prospective basis if we did not meet the stated requirements under the arrangements. The activities required under these arrangements were developed during the annual joint planning process and included (1) annual pricing and volume targets, and (2) support of shared strategic initiatives. Amounts received under these arrangements were recognized in cost of sales as inventory was sold and are included in the total amounts in marketing support funding earned in the preceding table to the extent recognized. Through August 2008, we had received $69 million from TCCC under one of these arrangements. As a result of marketplace pricing action we took in September 2008, TCCC elected to permanently eliminate the remaining $35 million in funding under this arrangement. Effective January 1, 2009 in North America, we and TCCC agreed that a significant portion of our funding from TCCC, as well as certain other arrangements with TCCC related to the purchase of concentrate, would be netted against the price we pay TCCC for concentrate.

During 2007, we had a $104 million discretionary annual marketing funding arrangement in the U.S. with TCCC. The 2007 activities required under this arrangement were agreed to during the annual joint planning process and included (1) an annual total soft drink price pack plan; (2) support for the implementation of segmented merchandising; and (3) support of shared strategic initiatives. Amounts under this program were received quarterly during 2007. These amounts were recognized in cost of sales as inventory was sold and are included in the total amounts in marketing support funding earned in the preceding table to the extent recognized.

We participate in CTM programs in the U.S. administered by TCCC. We are responsible for all costs of the programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC, and they pay our customers as a representative of the North American Coca-Cola bottling system. Amounts paid under CTM programs to TCCC for payment to our customers are included as a reduction in net operating revenues and totaled $313 million, $296 million, and $276 million in 2008, 2007, and 2006, respectively. These amounts are not included in the preceding table since the amounts are ultimately paid to our customers.

Cold Drink Equipment Placement Funding Earned

We and TCCC are parties to Cold Drink Equipment Purchase Partnership programs (Jumpstart Programs) covering most of our territories in the U.S., Canada, and Europe. The Jumpstart Programs are designed to promote the purchase and placement of cold drink equipment. We received approximately $1.2 billion in support payments under the Jumpstart Programs from TCCC during the period 1994 through 2001. There are no additional amounts payable to us from TCCC under the Jumpstart Programs. Under the Jumpstart Programs, as amended, we agree to:

•

Purchase and place specified numbers of cold drink equipment (principally vending machines and coolers) each year through 2010 (approximately 1.8 million cumulative units of equipment over the term of the Jumpstart Programs). We earn “credits” toward annual purchase and placement requirements based upon the type of equipment placed;

Notes to Consolidated Financial Statements — (Continued)

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

We are unable to quantify the maximum potential amount of future payments required under our obligation to relocate previously placed equipment because the dates and costs to relocate equipment in the future are not determinable. As of December 31, 2008, our liability for the estimated costs of relocating equipment in the future was approximately $19 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain, if we are required to act upon our obligations under the Jumpstart Programs.

We purchase products of TCCC in the ordinary course of business to achieve the minimum required sales volume of TCCC products. We are unable to quantify the amount of these future purchases because we will purchase products at various costs, quantities, and mix in the future.

Should we not satisfy the provisions of the Jumpstart Programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to assert a claim seeking a partial refund. No refunds of amounts previously earned have ever been paid under the Jumpstart Programs, and we believe the probability of a partial refund of amounts previously earned under the Jumpstart Programs is remote. We believe we would, in all cases, resolve any matters that might arise regarding the Jumpstart Programs. We and TCCC have amended prior agreements to reflect, where appropriate, modified goals and provisions, and we believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart Programs.

We recognize the majority of the $1.2 billion in support payments received from TCCC as we place cold drink equipment. A small portion of the support payments, representing the estimated cost to potentially move cold drink equipment, is recognized on a straight-line basis over the 12-year period beginning after equipment is placed. During 2008, 2007, and 2006, we recognized deferred income related to our Jumpstart Programs totaling $50 million, $65 million, and $104 million, respectively.

At December 31, 2008, the recognition of $105 million in support payments was deferred under the Jumpstart Programs. Approximately $45 million and $41 million of this amount is expected to be recognized during 2009 and 2010, respectively, as equipment is placed. Approximately $19 million, representing the estimated cost to potentially move equipment, is expected to be recognized over the 12-year period after the equipment is placed. We have allocated the support payments to equipment based on a fixed amount per “credit.” The amount allocated to the requirement to place equipment is the balance remaining after determining the potential cost of moving the equipment after initial placement. The amount allocated to the potential cost of moving equipment after initial placement is determined based on an estimate of the units of equipment that could potentially be moved and an estimate of the cost to move that equipment.

Notes to Consolidated Financial Statements — (Continued)

Other Transactions

In August 2007, we entered into a distribution agreement with Energy Brands Inc. (Energy Brands), a wholly owned subsidiary of TCCC. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced water products including vitaminwater, smartwater, and vitaminenergy. The agreement was effective November 1, 2007 for a period of 10 years, and will automatically renew for succeeding 10-year terms, subject to a 12-month nonrenewal notification. The agreement covers most, but not all, of our U.S. territories, requires us to distribute Energy Brands enhanced water products exclusively, and permits Energy Brands to distribute the products in some channels within our territories. In conjunction with the execution of the Energy Brands agreement, we entered into an agreement with TCCC whereby we agreed not to introduce new brands or certain brand extensions in the U.S. through August 31, 2010 unless mutually agreed to by us and TCCC.

Other transactions with TCCC include management fees, office space leases, and purchases of point-of-sale and other advertising items, all of which were not material to our Consolidated Financial Statements.

Note 4

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of December 31, 2008 and 2007 (in millions):

	2008	2007
Trade accounts payable	$904	$980
Accrued marketing costs	694	738
Accrued compensation and benefits	503	497
Accrued interest costs	154	164
Accrued taxes	171	171
Accrued self-insurance obligations	186	188
Other accrued expenses	295	239

Accounts payable and accrued expenses	$2,907	$2,977

Note 5

DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value Hedges

Our interest rate swap agreements designated as fair value hedges are used to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. Effective changes in the fair value of these hedges, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized immediately in interest expense, net on our Consolidated Statements of Operations. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net on our Consolidated Statements of Operations.

At December 31, 2008, we had two outstanding interest rate swap agreements designated as fair value hedges, one with a notional amount of 300 million Euros and a maturity date of November 8, 2010, and a second with a notional amount of $300 million and a maturity date of August 15, 2013. These hedges were in an asset position as of December 31, 2008, and had a total fair value of approximately $41 million. This amount was recorded in other noncurrent assets, net on our Consolidated Balance Sheet and an offsetting amount is included in the carrying amount of our debt. During 2008, the amount of ineffectiveness associated with these hedges was not material.

At December 31, 2007, we had outstanding interest rate swap agreements designated as fair value hedges with a total notional amount of 300 million Euros and a maturity date of November 8, 2010. These hedges were in a liability position as of December 31, 2007, and had a total fair value of approximately $2 million. This amount was recorded in other long-term obligations on our Consolidated Balance Sheet and an offsetting amount was included in the carrying amount of our debt. During 2007, the amount of ineffectiveness associated with these hedges was not material.

Notes to Consolidated Financial Statements — (Continued)

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency, interest rate, and commodity price fluctuations associated with certain forecasted transactions, including our purchases of raw materials and services, interest payments on our floating-rate debt issuances, vehicle fuel purchases, and the receipt of interest and principal on intercompany loans denominated in a non-U.S. currency. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income on our Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Consolidated Statement of Operations that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Consolidated Statement of Operations that is consistent with the nature of the underlying hedged item.

At December 31, 2008, our cash flow hedges related to currency and commodity price fluctuations associated with our purchases of raw materials, vehicle fuel, and services through 2010 included hedge assets with a fair value of $85 million, which was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet, and hedge liabilities with a fair value of $46 million, which was recorded in accounts payable and accrued expenses on our Consolidated Balance Sheet. Unrealized net of tax gains of $36 million related to these hedges were recorded in accumulated other comprehensive income on our Consolidated Balance Sheet. Of this amount, $22 million will be reclassified into the appropriate expense line item on our Consolidated Statement of Operations during 2009 as the forecasted purchases are made.

At December 31, 2007, our cash flow hedges related to currency price fluctuations associated with our purchases of raw materials and vehicle fuel included hedge assets with a fair value of $9 million, which was recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet, and hedge liabilities with a fair value of $4 million, which was recorded in accounts payable and accrued expenses on our Consolidated Balance Sheet. Unrealized net of tax gains of $0.3 million related to these hedges was included in accumulated other comprehensive income on our Consolidated Balance Sheet. All of these gains were reclassified into cost of sales during 2008 as the forecasted purchases were made.

During 2008 and 2007, we recognized ineffectiveness totaling $11 million and $9 million, respectively, related to the change in the fair value of these hedges. During 2006, the amount of ineffectiveness associated with these hedges was not material.

In December 2008, we entered into cross-currency swap agreements designated as cash flow hedges of certain non-functional currency intercompany loans that mature in 2011. At December 31, 2008, these hedges were in a liability position and had a total fair value of $25 million, which was recorded in other long-term obligations on our Consolidated Balance Sheet. The unrealized net of tax gain of $5 million related to these hedges was included in accumulated other comprehensive income on our Consolidated Balance Sheet and represents the difference between the remeasurement gain on the hedged loans and the change in market value of the swap agreements. During 2008, the amount of ineffectiveness associated with these hedges was not material.

In May 2008, we entered into floating-to-fixed interest rate swap agreements designated as cash flow hedges of certain floating-rate debt that matures in 2011. At December 31, 2008, these hedges were in a liability position and had a total fair value of approximately $11 million, which was recorded in other long-term obligations on our Consolidated Balance Sheet. The unrealized net of tax loss of $7 million related to these hedges was included in accumulated other comprehensive income on our Consolidated Balance Sheet. Of this amount, $2 million will be reclassified into interest expense, net on our Consolidated Statement of Operations during 2009 as interest payments are made on the underlying debt. During 2008, the amount of ineffectiveness associated with these hedges was not material.

Notes to Consolidated Financial Statements — (Continued)

Economic (Non-Designated) Hedges

We periodically enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. These hedged risks include those related to currency and commodity price fluctuations associated with certain forecasted transactions, including our purchases of raw materials and vehicle fuel. We also enter into other short-term non-designated hedges used to mitigate the currency risk on several non-functional currency intercompany loans. Changes in the fair value of these instruments are recognized in the expense line item on our Consolidated Statement of Operations that is consistent with the nature of the hedged risk.

Net Investment Hedges

We enter into certain non-U.S. currency denominated borrowings as net investment hedges of our non-U.S. subsidiaries. Changes in the carrying value of these borrowings arising from currency exchange rate changes are recognized in accumulated other comprehensive income on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. During 2007 and 2006, we recorded net of tax losses of $9 million and $28 million, respectively, in accumulated other comprehensive income on our Consolidated Balance Sheets related to these hedges.

During 2007, we entered into cross-currency interest rate swap agreements as net investment hedges of our non-U.S. subsidiaries. Effective changes in the fair value of the currency agreements resulting from changes in the spot non-U.S. currency exchange rates are recognized in accumulated other comprehensive income on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net on our Consolidated Statements of Operations. At December 31, 2008 and 2007, these hedges were in a liability position and had a total fair value of $9 million and $30 million, respectively, which was recorded in other long-term obligations on our Consolidated Balance Sheets. During 2008 and 2007, we recorded a net of tax gain of $13 million and a net of tax loss of $19 million, respectively, in accumulated other comprehensive income on our Consolidated Balance Sheets related to these hedges (refer to Note 13). During 2008 and 2007, the amount of ineffectiveness associated with these hedges was not material.

Note 6

DEBT AND CAPITAL LEASES

The following table summarizes our debt as of December 31, 2008 and 2007 (in millions, except rates):

	2008		2007
	Principal Balance	Rates (A)	Principal Balance	Rates (A)
U.S. dollar commercial paper	$145	0.9%	$289	4.3%
Canadian dollar commercial paper	152	2.0	182	4.4
U.S. dollar notes due 2009-2037(B) (C)	3,233	5.5	2,236	5.4
Euro notes due 2010(D)	466	4.9	946	4.0
U.K. pound sterling notes due 2009-2021(D)	751	6.1	1,322	6.2
Canadian dollar notes due 2009	123	5.9	150	5.9
U.S. dollar debentures due 2012-2098	3,785	7.4	3,785	7.4
U.S. dollar zero coupon notes due 2020(E)	211	8.4	194	8.4
Various non-U.S. currency debt and credit facilities	—	—	84	—
Capital lease obligations(F)	130	—	162	—
Other debt obligations	33	—	43	—

Total debt(G) (H)	9,029		9,393

Less: current portion of debt	1,782		2,002

Debt, less current portion	$7,247		$7,391

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

Notes to Consolidated Financial Statements — (Continued)

(B)

In May 2008, we issued a $275 million variable rate note due in 2011. In connection with the issuance of this note, we entered into a floating-to-fixed interest rate swap agreement designated as a cash flow hedge with a maturity corresponding to the underlying debt (refer to Note 5).

(C)

In August 2008, we issued a $300 million, 5.0 percent note due in 2013. In connection with the issuance of this note, we entered into a fixed-to-floating interest rate swap agreement designated as a fair value hedge with a maturity corresponding to the underlying debt (refer to Note 5). In November 2008, a $600 million, 5.75 percent note matured, and we issued a $1 billion, 7.375 percent note due in 2014.

(D)	In December 2008, a 350 million Euro, 3.125 percent note ($469 million) matured. In March 2008, a 150 million U.K. pound sterling, 6.75 percent note ($299 million) matured.

(E)	These amounts are shown net of unamortized discounts of $327 million and $344 million as of December 31, 2008 and December 31, 2007, respectively.

(F)	These amounts represent the present value of our minimum capital lease payments as of December 31, 2008 and December 31, 2007, respectively.

(G)	At December 31, 2008, approximately $837 million of our outstanding debt was issued by our subsidiaries and fully and unconditionally guaranteed by CCE.

(H)

The total fair value of our debt was $9.0 billion and $10.1 billion at December 31, 2008 and 2007, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through variety of valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk.

Future Maturities

The following table summarizes our debt maturities and capital lease obligations as of December 31, 2008 (in millions):

Years Ending December 31,	Debt Maturities
2009	$1,762
2010	716
2011	569
2012	250
2013	328
Thereafter	5,274

Debt, excluding capital leases	$8,899

Years Ending December 31,	Capital Leases
2009	$26
2010	25
2011	26
2012	21
2013	17
Thereafter	38

Total minimum lease payments	153
Less: amounts representing interest	23

Present value of minimum lease payments	130

Total debt	$9,029

Notes to Consolidated Financial Statements — (Continued)

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 17 banks. At December 31, 2008, our availability under this credit facility was $2.1 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report. Amounts available for borrowing under additional committed credit facilities totaled approximately $178 million as of December 31, 2008.

We also have uncommitted amounts available under a public debt facility that we could use for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. In October 2008, the required net debt to total capital ratio was amended to exclude the impact of the $5.3 billion noncash franchise license impairment charge recorded during the second quarter of 2008. We were in compliance with these requirements as of December 31, 2008. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Note 7

OPERATING LEASES

We lease land, office and warehouse space, computer hardware, machinery and equipment, and vehicles under noncancelable operating lease agreements expiring at various dates through 2049. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Certain lease agreements contain residual value guarantees that require us to guarantee a certain value of the leased assets for the lessor at the end of the lease term. We have recorded a liability for any payments we expect to make under these residual value guarantees. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense under noncancelable operating lease agreements totaled $238 million, $214 million, and $190 million during 2008, 2007, and 2006, respectively.

The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2008 (in millions):

Years Ending December 31,	Operating Leases
2009	$147
2010	125
2011	106
2012	92
2013	79
Thereafter	238

Total minimum operating lease payments	$787

Notes to Consolidated Financial Statements — (Continued)

Note 8

COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of December 31, 2008 and 2007 (in millions):

		Guaranteed		Outstanding
Category	Expiration	2008	2007	2008	2007
Manufacturing cooperative	Various through 2015	$239	$240	$195	$203
Vending partnership	November 2009	17	17	10	14

		$256	$257	$205	$217

The following table summarizes the debt maturities under our guarantees as of December 31, 2008 (in millions):

Years Ending December 31,	Outstanding Amounts
2009	$20
2010	15
2011	49
2012	28
2013	25
Thereafter	68

Total outstanding amounts	$205

We could be required to perform under these guarantees if there is a default on the outstanding affiliate debt. The guarantees expire upon the expiration of the outstanding debt. We hold no assets as collateral against these guarantees, and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships. As of December 31, 2008, there were no defaults on the outstanding affiliate debt.

Variable Interest Entities

We have identified the manufacturing cooperatives and the purchasing cooperative in which we participate as variable interest entities (VIEs). Our variable interests in these cooperatives include an equity investment in each of the entities and certain debt guarantees. We consolidate the assets, liabilities, and results of operations of all VIEs for which we have determined we are the primary beneficiary. At December 31, 2008, the VIEs in which we participate had total assets of approximately $480 million and total liabilities of approximately $360 million, including total debt of approximately $265 million. For the year ended December 31, 2008, these entities had total revenues, including sales to us, of approximately $875 million. Other than the purchase of materials, our debt guarantees, and the acquisition of additional preferred shares in one of these entities, we have not provided financial support to any of these entities and are not required to provide support beyond the debt guarantees. Our maximum exposure as a result of our involvement in these entities is approximately $300 million, including our equity investments and debt guarantees. The largest of these cooperatives, of which we have determined we are not the primary beneficiary, represents greater than 95 percent of our maximum exposure. We have been purchasing PET (plastic) bottles from this cooperative since 1984, and our first equity investment was made in 1988. During 2008, our purchases from this entity represented approximately 70 percent of their total sales. Our determination that we are not the primary beneficiary of this entity is based upon the fact that our equity interest, and ability to participate in the fair value upon liquidation is approximately 5 percent. As of December 31, 2008, this entity had total assets of $395 million and total liabilities of $310 million, including $255 million in debt.

Notes to Consolidated Financial Statements — (Continued)

Purchase Commitments

We have noncancelable purchase agreements with various suppliers that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. The following table summarizes our purchase commitments as of December 31, 2008 (in millions):

Years ending December 31,	Purchase Commitments (A)
2009	$939
2010	219
2011	74
2012	26
2013	12
Thereafter	12

Total purchase commitments	$1,282

(A)

These commitments do not include amounts related to supply agreements that require us to purchase a certain percentage of our future raw material needs from a specific supplier, since such agreements do not specify a fixed or minimum quantity.

Legal Contingencies

On February 7, 2006, a purported class action lawsuit was filed against us and several of our current and former officers and directors. The lawsuit alleged that we engaged in “channel stuffing” with customers and raised certain insider trading claims. Lawsuits virtually identical to this suit, some raising derivative claims under Delaware state law and others bringing claims under the Employees’ Retirement Income Security Act (ERISA), were filed in courts in Delaware and Georgia. The Delaware suit named TCCC as a defendant and alleged that we are “controlled” by TCCC to our detriment and to the detriment of our shareowners. All of these suits have now been dismissed, with the time for further appeal expired. Accordingly, all of these matters are now concluded.

During early 2008, the United Kingdom’s Office of Fair Trading (OFT) commenced an investigation in connection with the four largest grocery retailers in the United Kingdom, as well as a large number of their suppliers, including us, regarding alleged involvement in the coordination of retail prices among retailers. As part of the investigation, the OFT sent us a request for information and we have gathered data to provide to the OFT for their inspection. The first inspection of data occurred in October 2008. Because the investigation is in its early stages, it is not possible for us to predict the ultimate outcome of this matter at this time.

There are various other lawsuits and claims pending against us, including claims for injury to persons or property. We believe that such claims are covered by insurance with financially responsible carriers, or we have recognized adequate provisions for losses in our Consolidated Financial Statements. In our opinion, the losses that might result from such litigation arising from these claims are not expected to have a materially adverse effect on our Consolidated Financial Statements.

Environmental

At December 31, 2008, there were two U.S. state superfund sites for which our and our bottling subsidiaries’ involvement or liability as a potentially responsible party (PRP) was unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 41 other U.S. federal and 11 other U.S. state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

Notes to Consolidated Financial Statements — (Continued)

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

Letters of Credit

At December 31, 2008, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $307 million and letters of credit for certain operating activities aggregating $79 million. These outstanding letters of credit reduce the availability under our $2.5 billion multi-currency credit facility (refer to Note 6).

Workforce

At December 31, 2008, we had approximately 72,000 employees, including 11,000 in Europe. Approximately 18,000 of our employees in North America are covered by collective bargaining agreements in 156 different employee units, and a majority of our employees in Europe are covered by local agreements. (These employee numbers and units are unaudited.) Our bargaining agreements in North America expire at various dates over the next five years, including 31 agreements in 2009. The majority of our European agreements expire at various dates through 2010. We believe that we will be able to renegotiate subsequent agreements upon satisfactory terms.

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

Notes to Consolidated Financial Statements — (Continued)

Note 9

EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. On January 1, 2008, we adopted the measurement provisions of Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R” (SFAS 158) and elected the transition method under which we remeasured our defined benefit pension plan assets and obligations as of January 1, 2008 (first day of our fiscal year) for plans that previously had a measurement date other than December 31. In remeasuring our pension plan assets and obligations, we utilized the same actuarial assumptions that were used in our 2007 measurements, except for the discount rate. We utilized a weighted average discount rate of 6.2 percent in remeasuring our pension plan obligations versus 6.1 percent, which was used in our 2007 measurements. Our 2008 pension plans were measured as of December 31. The following table summarizes the funded status of pension plans and the amounts recognized in our Consolidated Balance Sheet as of the remeasurement date (in millions):

January 1, 2008
Funded Status:
Projected benefit obligation	$(3,356)
Fair value of plan assets	3,171

Net funded status	(185)

Funded status – overfunded	103
Funded status – underfunded	$(288)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$103
Current liabilities	(9)
Noncurrent liabilities	(279)

Net amount recognized	$(185)

Other Postretirement Plans

We sponsor unfunded defined benefit postretirement plans providing healthcare and life insurance benefits to substantially all of our U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs. The primary U.S. postretirement benefit plan is a defined dollar benefit plan that limits the effects of medical inflation because the plan has established dollar limits for determining our contributions. As a result, the effect of a 1 percent increase in the assumed healthcare cost trend rate is not significant. The Canadian plan also contains provisions that limit the effects of inflation on our future costs. Our defined benefit postretirement plans are measured as of December 31.

Notes to Consolidated Financial Statements — (Continued)

Net Periodic Benefit Costs

The following table summarizes the net periodic benefit costs of our pension plans and other postretirement plans for the years ended December 31, 2008, 2007, and 2006 (in millions):

	Pension Plans			Other Postretirement Plans
	2008	2007(A)	2006(A)	2008	2007	2006
Components of net periodic benefit costs:
Service cost	$144	$147	$151	$10	$13	$13
Interest cost	202	174	157	22	25	22
Expected return on plan assets	(246)	(214)	(188)	—	—	—
Amortization of prior service cost (credit)	4	3	4	(14)	(13)	(13)
Amortization of actuarial loss	31	57	77	—	4	5

Net periodic benefit cost	135	167	201	18	29	27
Other	—	1	(3)	—	2	—

Total costs	$135	$168	$198	$18	$31	$27

(A)	Greater than 95 percent of our pension plans in 2007 and 2006 were measured as of September 30.

Actuarial Assumptions

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for the years ended December 31, 2008, 2007, and 2006:

	Pension Plans			Other Postretirement Plans
	2008	2007(A)	2006(A)	2008	2007	2006
Discount rate	6.2%	5.7%	5.4%	6.3%	6.1%	5.6%
Expected return on assets	8.1	8.1	8.3	—	—	—
Rate of compensation increase	4.6	4.5	4.6	—	—	—

(A)	Greater than 95 percent of our pension plans in 2007 and 2006 were measured as of September 30.

The following table summarizes the weighted average actuarial assumptions used to determine the benefit obligations of our plans at the measurement date:

	Pension Plans		Other Postretirement Plans
	2008	2007(A)	2008	2007
Discount rate	6.4%	6.1%	6.4%	6.3%
Rate of compensation increase	4.3	4.6	—	—

(A)	Greater than 95 percent of our pension plans in 2007 were measured as of September 30.

Notes to Consolidated Financial Statements — (Continued)

Benefit Obligation and Fair Value of Plan Assets

The following table summarizes the changes in the plans’ benefit obligations and fair value of plan assets as of our measurement date (in millions):

	Pension Plans		Other Postretirement Plans
	2008	2007(A)	2008	2007
Reconciliation of benefit obligation:
Benefit obligation at beginning of plan year	$3,381	$3,063	$354	$422
Service cost	144	147	10	13
Interest cost	202	174	22	25
Plan participants’ contributions	12	14	7	9
Amendments	31	9	6	(13)
Actuarial (gain) loss	(113)	11	(15)	(77)
Benefit payments	(116)	(114)	(25)	(32)
Currency translation adjustments	(248)	76	(7)	5
Other	1	1	—	2
Impact of changing measurement date	(25)	—	—	—

Benefit obligation at end of plan year	$3,269	$3,381	$352	$354

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of plan year	$3,190	$2,656	$—	$—
Actual (loss) gain on plan assets	(815)	364	—	—
Employer contributions	136	205	18	23
Plan participants’ contributions	12	14	7	9
Benefit payments	(116)	(114)	(25)	(32)
Currency translation adjustments	(229)	65	—	—
Impact of changing measurement date	(19)	—	—	—
Other	1	—	—	—

Fair value of plan assets at end of plan year	$2,160	$3,190	$—	$—

(A)	Greater than 95 percent of our pension plans in 2007 were measured as of September 30.

The following table summarizes the projected benefit obligation (PBO), the accumulated benefit obligation (ABO), and the fair value of plan assets for pension plans with an ABO in excess of plan assets and for pension plans with a PBO in excess of plan assets (in millions):

	2008	2007(A)
Information for plans with an ABO in excess of plan assets:
PBO	$2,613	$292
ABO	2,358	259
Fair value of plan assets	1,566	90

Information for plans with a PBO in excess of plan assets:
PBO	$3,269	$2,359
ABO	2,854	2,039
Fair value of plan assets	2,160	2,060

(A)	Greater than 95 percent of our pension plans in 2007 were measured as of September 30.

Notes to Consolidated Financial Statements — (Continued)

Funded Status

The following table summarizes the funded status of our plans as of our measurement date and the amounts recognized in our Consolidated Balance Sheets (in millions):

	Pension Plans		Other Postretirement Plans
	2008	2007(A)	2008	2007
Funded status:
PBO	$(3,269)	$(3,381)	$(352)	$(354)
Fair value of plan assets	2,160	3,190	—	—
Fourth quarter contributions	—	24	—	—

Net funded status	(1,109)	(167)	(352)	(354)

Funded status – overfunded	—	122	—	—
Funded status – underfunded	$(1,109)	$(289)	$(352)	$(354)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$—	$122	$—	$—
Current liabilities	(64)	(9)	(20)	(21)
Noncurrent liabilities	(1,045)	(280)	(332)	(333)

Net amounts recognized	$(1,109)	$(167)	$(352)	$(354)

(A)	Greater than 95 percent of our pension plans in 2007 were measured as of September 30.

The ABO for our pension plans as of the measurement dates was $2.9 billion in 2008 and 2007, respectively.

Accumulated Other Comprehensive (Loss) Income

The following table summarizes the amounts recorded in accumulated other comprehensive (loss) income, which have not yet been recognized as a component of net periodic benefit cost (pretax; in millions):

	Pension Plans		Other Postretirement Plans
	2008	2007(A)	2008	2007
Amounts in accumulated other comprehensive income:
Prior service cost (credits)	$65	$41	$(49)	$(70)
Net losses	1,373	552	2	19

Amounts in accumulated other comprehensive income	$1,438	$593	$(47)	$(51)

(A)	Greater than 95 percent of our pension plans in 2007 were measured as of September 30.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the changes in accumulated other comprehensive income for the year ended December 31, 2008 related to our pension and other postretirement plans (pretax; in millions):

	Pension Plans		Other Postretirement Plans
	2008	2007(A)	2008	2007
Reconciliation of accumulated other comprehensive income:
Accumulated other comprehensive income at beginning of plan year	$593	$760	$(51)	$30
Prior service (cost) credit recognized during the year	(4)	(3)	14	13
Net losses recognized during the year	(31)	(57)	—	(4)
Prior service cost (credit) occurring during the year	31	9	5	(13)
Net losses (gains) occurring during the year	948	(139)	(15)	(77)
Impact of changing measurement date	(18)	—	—	—
Other adjustments	2	—	—	—

Net adjustments to accumulated other comprehensive income	928	(190)	4	(81)
Currency exchange rate changes	(83)	23	—	—

Accumulated other comprehensive income at end of plan year	$1,438	$593	$(47)	$(51)

(A)	Greater than 95 percent of our pension plans in 2007 were measured as of September 30.

The following table summarizes the amounts in accumulated other comprehensive income expected to be amortized and recognized as a component of net periodic benefit cost in 2009 (pretax; in millions):

	Pension Plans	Other Postretirement Plans
Amortization of prior service cost (credit)	$8	$(12)
Amortization of net losses	52	—

.
Total amortization expense	$60	$(12)

Pension Plan Assets

Pension assets of our North American and Great Britain plans represent approximately 94 percent of our total pension plan assets. The following table summarizes the pension plan asset allocations of the assets in these plans as of the measurement date and the expected long-term rates of return by asset category:

	Weighted Average Allocation			Weighted Average Expected Long-Term Rate of Return
	Target	Actual
Asset Category	2008	2008	2007
Equity securities	61%	56%	65%	9.1%
Fixed income securities(A)	21	23	19	5.4
Real estate	8	8	5	8.4
Other(B)	10	13	11	9.0

Total	100%	100%	100%	8.2%

(A)

Historically, including 2008, our fixed-income securities portfolio has been invested primarily in commingled funds and has generally been managed for total return rather than matching durations against individual plan liabilities. During 2009, we will modify our fixed-income securities portfolio to extend the overall portfolio duration and reduce the amount of assets invested in commingled funds, while continuing to manage for total returns.

(B)	The other category consists of investments in hedge funds, private equity funds, and timber funds.

Notes to Consolidated Financial Statements — (Continued)

We have established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset/liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rates of return are based on a January 2009 review of such rates.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension and other postretirement benefit plans for the years ended December 31, 2008 and 2007, as well as our projected contributions for the year ending December 31, 2009 (in millions):

	Actual		Projected(A)
	2008	2007	2009
Pension – U.S.	$71	$108	$147
Pension – non-U.S.	65	103	39
Other Postretirement	18	23	21

Total contributions	$154	$234	$207

(A)

These amounts represent only company-paid projected contributions for 2009 and do not include additional company-paid contributions that may be necessary due to the significant decline in the funded status of our pension plans.

We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country. At January 1, 2008, the date of the most recent actuarial valuation, all U.S. funded defined benefit pension plans reflected an adjustment funding target attainment percentage equal to or greater than 100 percent. As a result of significant declines in the funded status of our pension plans during 2008, it is probable that our future pension plan costs and contributions will be significantly greater than our 2008 amounts.

In December 2008, the Worker, Retiree, and Employer Recovery Act (Pension Act) was signed into law. The Pension Act contains, among other things, provisions that provide some relief to defined benefit plan sponsors that have had the funded status of their defined benefit plans affected by the recent financial market turmoil. Based upon our initial review of the provisions contained in the Pension Act, we do not anticipate that it will significantly change our future contributions.

Benefit Plan Payments

Benefit payments are primarily made from funded benefit plan trusts and current assets. The following table summarizes our expected future benefit payments as of December 31, 2008 (in millions):

Years Ending December 31,	Pension Benefit Plan Payments(A)	Other Postretirement Benefit Plan Payments(A)
2009	$182	$21
2010	130	22
2011	140	23
2012	151	24
2013	164	25
2014 – 2018	1,029	135

(A)	These amounts represent only company-funded payments and are unaudited.

Notes to Consolidated Financial Statements — (Continued)

Defined Contribution Plans

We sponsor qualified defined contribution plans covering substantially all of our employees in the U.S., France, Canada, and certain employees in Great Britain and the Netherlands. Our contributions to these plans totaled $26 million, $23 million, and $24 million in 2008, 2007, and 2006, respectively. Under our primary plan in the U.S., we match 25 percent of participants’ voluntary contributions up to a maximum of 7 percent of the participants’ contributions.

Multi-Employer Pension Plans

We participate in various multi-employer pension plans in the U.S. Our pension expense for multi-employer plans totaled $48 million in 2008 and $37 million in 2007 and 2006, respectively. The 2008 amount included a withdrawal liability totaling $8 million related to the anticipated withdrawal from several of the plans in which we participate principally in connection with our restructuring activities (refer to Note 16). If, in the future, we choose to withdraw from additional plans, we would likely need to record additional withdrawal liabilities, some of which may be material.

Note 10

INCOME TAXES

The following table summarizes our (loss) income before income taxes for the years ended December 31, 2008, 2007, and 2006 (in millions):

	2008	2007	2006
U.S.(A) (B)	$(6,479)	$281	$(2,186)
Non-U.S.(A) (B)	(422)	560	68

(Loss) income before income taxes	$(6,901)	$841	$(2,118)

(A)

Our 2008 U.S. and non-U.S. (loss) income before income taxes included noncash franchise license impairment charges totaling $6,579 million and $1,046 million, respectively. For additional information about the noncash franchise license impairment charges, refer to Note 2.

(B)

Our 2006 U.S. and non-U.S. (loss) income before income taxes included a noncash franchise license impairment charge of $2,538 million and $384 million, respectively. For additional information about the noncash franchise license impairment charge, refer to Note 2.

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax (benefit) provision represents the change in deferred tax liabilities and assets and, for business combinations, the change in tax liabilities and assets since the date of acquisition. The following table summarizes the significant components of income tax (benefit) expense for the years ended December 31, 2008, 2007, and 2006 (in millions):

	2008	2007	2006
Current:
U.S.:
Federal	$(3)	$6	$(7)
State and local	6	13	13
European and Canadian	89	93	92

Total current	92	112	98

Deferred:
U.S.:
Federal(A) (B)	(2,258)	100	(766)
State and local(A) (B)	(267)	2	(102)
European and Canadian(A) (B)	(85)	15	(125)
Rate changes	11	(99)	(80)

Total deferred	(2,599)	18	(1,073)

Income tax (benefit) expense	$(2,507)	$130	$(975)

(A)

Our 2008 U.S. federal, U.S. state and local, and European and Canadian amounts included an income tax benefit of $2,302 million, $274 million, and $289 million, respectively, related to the $7.6 billion noncash franchise license impairment charges recorded during 2008. In addition, our 2008 Canadian amount included the establishment of a $184 million valuation allowance for certain of our deferred tax assets in Canada as a result of the noncash franchise license impairment charges recorded during 2008. These net income tax benefits did not impact our current or future cash taxes. For additional information about the noncash franchise license impairment charges, refer to Note 2.

Notes to Consolidated Financial Statements — (Continued)

(B)

Our 2006 U.S. federal, U.S. state and local, and European and Canadian amounts included an income tax benefit of $888 million, $99 million, and $122 million, respectively, related to the $2.9 billion noncash franchise license impairment charge recorded during 2006. These income tax benefits did not impact our current or future cash taxes. For additional information about the noncash franchise license impairment charge, refer to Note 2.

Our effective tax rate was a benefit of 36 percent, a provision of 15 percent, and a benefit of 46 percent for the years ended December 31, 2008, 2007, and 2006, respectively. The following table provides a reconciliation of our income tax (benefit) expense at the statutory U.S. federal rate to our actual income tax (benefit) expense for the years ended December 31, 2008, 2007, and 2006 (in millions):

	2008	2007	2006
U.S. federal statutory (benefit) expense	$(2,416)	$294	$(741)
U.S. state (benefit) expense, net of federal benefit	(273)	8	(85)
Taxation of European and Canadian operations, net	(33)	(94)	(74)
Rate and law change expense (benefit), net(A) (B)	11	(99)	(80)
Valuation allowance provision(C)	189	8	4
Nondeductible items	13	13	14
Revaluation of income tax obligations	4	—	(16)
Other, net	(2)	—	3

Income tax (benefit) expense (D) (E)	$(2,507)	$130	$(975)

(A)	The 2008 amount primarily relates to the deferred tax impact of merging certain of our subsidiaries.

(B)

In July 2007, the United Kingdom enacted a tax rate change that reduced the tax rate in the United Kingdom by 2 percentage points effective April 1, 2008. As a result, we recorded a deferred tax benefit of $67 million during 2007 to adjust our deferred taxes.

(C)

The 2008 amount included the establishment of a $184 million valuation allowance for certain of our deferred tax assets in Canada as a result of the noncash franchise license impairment charges recorded during 2008.

(D)

The 2008 amount included a net income tax benefit totaling $2.7 billion (including the $184 million valuation allowance) related to the noncash franchise license impairment charges recorded during 2008. This net income tax benefit does not impact our current or future cash taxes. For additional information about the noncash franchise license impairment charges, refer to Note 2.

(E )

The 2006 amount included a net income tax benefit totaling $1.1 billion related to the noncash franchise license impairment charge recorded during 2006. This net income tax benefit does not impact our current or future cash taxes. For additional information about the noncash franchise license impairment charge, refer to Note 2.

The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
Netherlands and Canada	2002 – forward
Luxembourg	2004 – forward
U.S. state and local(A)	2004 – forward
U.S. federal(A)	2005 – forward
Belgium, France, and United Kingdom	2006 – forward

(A)

For U.S. federal and state tax purposes, our net operating loss and tax credit carryforwards that were generated between the years 1991 through 2002 and 2004 are exposed to adjustment until the year in which they are actually utilized is no longer subject to examination.

Notes to Consolidated Financial Statements — (Continued)

Our non-U.S. subsidiaries had $567 million in cumulative undistributed earnings as of December 31, 2008. These earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2008 and 2007 (in millions):

	2008	2007
Deferred tax liabilities:
Franchise license and other intangible assets	$890	$3,989
Property, plant, and equipment	914	656

Total deferred tax liabilities	1,804	4,645

Deferred tax assets:
Net operating loss and other carryforwards	(158)	(130)
Employee and retiree benefit accruals	(956)	(430)
Alternative minimum tax and other credits	(88)	(93)
Deferred revenue	(50)	(61)
Other, net	(58)	(57)

Total deferred tax assets	(1,310)	(771)
Valuation allowances on deferred tax assets	275	110

Net deferred tax liabilities	769	3,984
Current deferred income tax assets	244	206
Noncurrent deferred income tax assets (A)	73	—

Noncurrent deferred income tax liabilities	$1,086	$4,190

(A)	This amount is included in other noncurrent assets, net on our Consolidated Balance Sheet.

We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We believe the majority of our deferred tax assets will be realized because of the reversal of certain significant taxable temporary differences and anticipated future taxable income from operations. As of December 31, 2008 and 2007, we had valuation allowances of $275 million and $110 million, respectively. The net increase in our valuation allowance in 2008 was primarily due to the establishment of a valuation allowance for certain of our deferred tax assets in Canada as a result of the noncash franchise license impairment charges recorded during 2008.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008, we had U.S. federal tax operating loss carryforwards totaling $155 million. These carryforwards are available to offset future taxable income until they expire in 2028. We also had U.S. state operating loss carryforwards totaling $1.5 billion, which expire at varying dates through 2028 and non-U.S. loss carryforwards totaling $143 million, the majority of which do not expire. The following table summarizes the estimated amount of our U.S. state tax operating loss carryforwards that expire each year (in millions):

Years Ending December 31,	U.S. State
2009	$115
2010	108
2011	76
2012	57
2013	35
Thereafter	1,121

Total U.S. state tax operating loss carryforwards	$1,512

Note 11

SHARE-BASED COMPENSATION PLANS

We maintain share-based compensation plans that provide for the granting of non-qualified share options and restricted shares (units), some with performance or market conditions, to certain executive and management level employees. We believe that these awards better align the interests of our employees with the interests of our shareowners. Compensation expense related to our share-based payment awards totaled $44 million during the years ended December 31, 2008 and 2007, and $63 million during the year ended December 31, 2006. As of December 31, 2008, we had approximately 17 million shares available for future grant that may be used to grant share options and/or restricted shares (units).

Share Options

Our share options (1) are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant; (2) generally vest ratably over a period of 36 months; and (3) expire 10 years from the date of grant. Approximately 0.9 million of our outstanding share options contain market conditions that require the market price of our common stock to increase for a defined period 25 percent for one-half of the award to vest and 50 percent for the other one-half of the award to vest. Generally, when options are exercised we issue new shares, rather than issuing treasury shares.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the share options granted during the years ended December 31, 2008, 2007, and 2006:

Grant-Date Fair Value	2008	2007	2006
Share options with service conditions	$2.63	$9.44	$8.77
Share options with service and market conditions	n/a	n/a	7.84

Assumptions
Dividend yield(A)	2.0%	1.0%	1.2%
Expected volatility(B)	27.5%	30.0%	32.7%
Risk-free interest rate(C)	3.2%	4.3%	4.9%
Expected life(D)	6.5 years	7.3 years	7.4 years

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

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

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes our share option activity during the years ended December 31, 2008, 2007, and 2006 (shares in thousands):

	2008		2007		2006
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	43,075	$25.17	49,066	$24.69	54,427	$25.04
Granted	5,697	9.93	2,500	25.66	3,627	21.47
Exercised(A)	(918)	19.50	(6,457)	19.24	(4,207)	17.25
Forfeited or expired	(3,842)	43.03	(2,034)	32.93	(4,781)	32.83

Outstanding at end of year	44,012	21.76	43,075	25.17	49,066	24.69

Options exercisable at end of year	35,553	23.46	36,241	25.12	40,766	24.80

(A)	The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $4 million, $29 million, and $14 million, respectively.

The following table summarizes our options outstanding and our options exercisable as of December 31, 2008 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding (A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 9.00 to $11.00	5,588	9.83	$9.83	80	9.83	$9.82
16.01 to 20.00	10,052	2.16	17.60	10,052	2.16	17.60
20.01 to 24.00	19,290	4.72	22.32	17,882	4.51	22.40
24.01 to 28.00	4,842	5.18	26.18	3,299	3.48	26.44
28.01 to 32.00	1,232	1.40	31.21	1,232	1.40	31.21
Over 32.01	3,008	0.07	43.25	3,008	0.07	43.25

	44,012	4.43	21.76	35,553	3.28	23.46

(A)	As of December 31, 2008, the aggregate intrinsic value of options outstanding and options exercisable was $12 million and $0.2 million, respectively.

As of December 31, 2008, we had approximately $27 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of 2.1 years.

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

During the years ended December 31, 2008, 2007, and 2006, we granted 4.2 million, 1.4 million, and 2.4 million restricted shares (units), respectively. Approximately 2.9 million and 1.2 million of the restricted shares (units) granted in 2008 and 2007, respectively, were performance share units for which the ultimate number of shares earned will be determined at the end of a stated performance period. These performance share units are subject to the performance criteria of compounded annual growth in diluted earnings per share over the performance period, as adjusted for certain items detailed in the plan documents. The purpose of these adjustments is to ensure a consistent year-over-year comparison of the specified performance criteria.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the restricted shares (units) granted during the years ended December 31, 2008, 2007, and 2006:

Grant-date fair value	2008	2007	2006
Restricted shares (units) with service conditions	$11.27	$23.55	$20.55
Restricted shares (units) with service and market conditions	n/a	20.13	18.71
Restricted shares (units) with service and performance conditions	9.83	25.81	n/a

Assumptions
Dividend yield(A)	2.0%	1.0%	1.1%
Expected volatility(B)	27.5%	30.0%	33.6%
Risk-free interest rate(C)	3.2%	4.3%	5.1%

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

(B)

The expected volatility was determined by using a combination of the historical volatility of our stock, the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(C)	The risk-free interest rate was based on the U.S. Treasury yield with a term equal to the expected life on the date of grant.

The following table summarizes our restricted share (unit) award activity during the years ended December 31, 2008, 2007, and 2006 (shares in thousands):

	Restricted Shares	Weighted Average Grant- Date Fair Value	Restricted Share Units	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2005	3,923	$21.31	546	$21.67
Granted	1,464	18.70	946	18.95
Vested(A)	(601)	18.04	(8)	16.25
Forfeited	(130)	21.70	(21)	21.95

Outstanding at December 31, 2006	4,656	20.92	1,463	19.73
Granted	40	20.42	1,386	25.24
Vested(A)	(631)	21.37	(38)	20.59
Forfeited	(253)	20.48	(62)	20.45

Outstanding at December 31, 2007	3,812	20.84	2,749	22.48
Granted	—	—	4,207	10.48
Vested(A)	(582)	20.88	(294)	20.23
Forfeited	(252)	20.65	(370)	19.14
Transferred	32	22.59	(32)	22.59

Outstanding at December 31, 2008(B) (C)	3,010	20.87	6,260	14.72

(A)	The total fair value of restricted shares (units) that vested during the years ended December 31, 2008, 2007, and 2006 was $16 million, $14 million, and $12 million, respectively.

(B)

The target awards for our performance share units outstanding as of December 31, 2008 are included in the preceding table. The minimum, target, and maximum awards for our 2007 performance share units outstanding as of December 31, 2008 were 0.6 million, 1.1 million, and 2.2 million, respectively. Based upon our current expectations, our 2007 performance share units are not expected to vest. The minimum, target, and maximum awards for our 2008 performance share units outstanding as of December 31, 2008 were 1.4 million, 2.8 million, and 5.7 million, respectively. Based upon our current expectations, our 2008 performance share units are expected to payout at 125 percent of the target award.

Notes to Consolidated Financial Statements — (Continued)

(C )

As of December 31, 2008, approximately 3.6 million of our outstanding restricted shares (units) contained market conditions, of which approximately 2.1 million had not yet satisfied their condition (weighted average target price of $27.18).

As of December 31, 2008, we had approximately $64 million in total unrecognized compensation expense related to our restricted share (unit) awards. We expect to recognize this compensation cost over a weighted average period of 2.5 years.

Note 12

NET (LOSS) EARNINGS PER SHARE

The following table summarizes our basic and diluted net (loss) earnings per share calculations for the years ended December 31, 2008, 2007, and 2006 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	2008	2007	2006
Net (loss) income	$(4,394)	$711	$(1,143)

Basic weighted average common shares outstanding (A)	485	481	475
Effect of dilutive securities (B)	—	7	—

Diluted weighted average common shares outstanding (A)	485	488	475

Basic net (loss) earnings per share	$(9.05)	$1.48	$(2.41)

Diluted net (loss) earnings per share	$(9.05)	$1.46	$(2.41)

(A)

At December 31, 2008, 2007, and 2006, we were obligated to issue, for no additional consideration, 1.0 million, 1.3 million, and 2.8 million common shares, respectively, under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted net income (loss) per share for each year presented.

(B)

For the years ended December 31, 2008 and 2006, all outstanding options to purchase common shares and unvested restricted shares (units) were excluded from the calculation of diluted loss per share because their effect on our loss per common share was antidilutive. For the year ended December 31, 2007, outstanding options to purchase 21 million common shares were excluded from the diluted net earnings per share calculation because the exercise price of the options was greater than the average price of our common stock. The dilutive impact of the remaining options outstanding and unvested restricted shares (units) was included in the effect of dilutive securities.

We paid a quarterly dividend of $0.07 per common share in 2008, and $0.06 per common share during 2007 and 2006. In February, 2008, we increased our quarterly dividend 17 percent to $0.07 per common share. Dividends are declared at the discretion of our Board of Directors.

Notes to Consolidated Financial Statements — (Continued)

Note 13

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is comprised of net (loss) income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension and other postretirement benefit plan liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested (refer to Note 10). The following table summarizes our accumulated other comprehensive (loss) income activity for the years ended December 31, 2008, 2007, and 2006 (in millions):

	Currency Translations	Net Investment Hedges	Pension and Other Postretirement Benefit Plan Liability Adjustments(A)(B)	Cash Flow Hedges	Other Adjustments, Net (C)	Total
Balance, December 31, 2005	$381	$83	$(301)	$1	$(2)	$162
2006 Pretax activity	211	(44)	(309)	—	17	(125)
2006 Tax effect	—	16	96	—	(6)	106

Balance, December 31, 2006	592	55	(514)	1	9	143
2007 Pretax activity	296	(46)	271	2	(7)	516
2007 Tax effect	—	18	(122)	(1)	3	(102)

Balance, December 31, 2007	888	27	(365)	2	5	557
2008 Pretax activity	(673)	20	(932)	38	(6)	(1,553)
2008 Tax effect	—	(7)	342	(6)	1	330

Balance, December 31, 2008	$215	$40	$(955)	$34	$—	$(666)

(A)

The 2006 activity included a $374 million net of tax loss related to the impact of fully recognizing the funded status of our defined benefit pension and other postretirement benefits plans under SFAS 158.

(B)	The 2008 activity included a $12 million net of tax gain as a result of changing the measurement date for our defined benefit pension plans from September 30 to December 31 under SFAS 158.

(C)

During 2008, we realized a $3 million ($2 million net of tax) loss on our investment in certain marketable equity securities, after concluding that our unrealized loss on the investment was other-than-temporary. This loss was recorded in other nonoperating (expense) income, net on our Consolidated Statement of Operations. The aggregate related fair value of this investment was approximately $20 million as of December 31, 2008.

Refer to Note 9 for additional information about our pension and other benefit liability adjustments and Note 5 for additional information about our net investment hedges.

Note 14

SHARE REPURCHASE PROGRAM

Under the 1996 and 2000 share repurchase programs, we are authorized to repurchase up to 60 million shares, of which we have repurchased a total of 27 million shares. We can repurchase shares in the open market and in privately negotiated transactions. There were no share repurchases under these programs in 2008, 2007, and 2006.

We consider market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans.

Notes to Consolidated Financial Statements — (Continued)

Note 15

OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 13 percent, 11 percent, and 10 percent of our 2008, 2007, and 2006 net operating revenues, respectively. No single customer accounted for more than 10 percent of our 2008, 2007, or 2006 net operating revenues in Europe.

We evaluate our operating segments separately to individually monitor the different factors affecting their financial performance. Segment operating income or loss includes substantially all of the segment’s cost of production, distribution, and administration. Our information technology, share-based compensation, and debt portfolio are all managed on a global basis and, therefore, expenses and/or costs attributable to these items are included in our corporate operating segment. In addition, certain administrative expenses for departments that support our segments such as legal, treasury, and risk management are included in our corporate operating segment. We evaluate segment performance and allocate resources based on several factors, of which net revenues and operating income are the primary financial measures.

The following table summarizes selected financial information related to our operating segments for the years ended December 31, 2008, 2007, and 2006 (in millions):

	North America (A)	Europe (B)	Corporate	Consolidated
2008
Net operating revenues	$15,188	$6,619	$—	$21,807
Operating (loss) income(C)	(6,721)	891	(469)	(6,299)
Interest expense, net	—	—	587	587
Depreciation and amortization	707	283	60	1,050
Long-lived assets	5,403	5,051	552	11,006
Capital asset investments	587	297	97	981
2007
Net operating revenues	$14,690	$6,246	$—	$20,936
Operating income (loss)(D )	1,129	810	(469)	1,470
Interest expense, net(E)	—	—	629	629
Depreciation and amortization	718	287	62	1,067
Long-lived assets	13,259	6,279	529	20,067
Capital asset investments	573	290	75	938
2006
Net operating revenues	$14,221	$5,583	$—	$19,804
Operating (loss) income(F)	(1,711)	718	(502)	(1,495)
Interest expense, net	—	—	633	633
Depreciation and amortization	699	250	63	1,012
Capital asset investments	568	232	82	882

(A)

Canada contributed approximately 10 percent of North America’s net operating revenues during 2008, 2007, and 2006, respectively. Canada’s long-lived assets represented approximately 9 percent of North America’s long-lived assets at December 31, 2008, and approximately 13 percent at December 31, 2007.

(B)	Great Britain contributed approximately 41 percent, 44 percent, and 45 percent of Europe’s net operating revenues during 2008, 2007, and 2006, respectively.

(C)

In 2008, our operating income in North America, Europe, and Corporate included restructuring charges totaling $76 million, $16 million, and $42 million, respectively. Our operating income in North America also included noncash impairment charges totaling $7.6 billion to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value. For additional information about the noncash franchise license impairment charges and our restructuring activities, refer to Notes 2 and 16, respectively.

Notes to Consolidated Financial Statements — (Continued)

(D)

In 2007, our operating income in North America, Europe, and Corporate included restructuring charges totaling $95 million, $9 million, and $17 million, respectively. Our operating income in North America also included a $20 million gain related to the sale of land, and our Corporate operating income included $8 million related to a legal settlement accrual reversal.

(E)

In 2007, our interest expense, net included a $12 million loss related to the repurchase of certain zero coupon notes and a $5 million gain related to the interest portion of the legal settlement accrual reversal.

(F)

In 2006, our operating income in North America, Europe, and Corporate included restructuring charges totaling $16 million, $40 million, and $10 million, respectively. Our operating income in North America also included a $2.9 billion noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value. Our Corporate operating income included expenses totaling $14 million related to the settlement of litigation. For additional information about the noncash franchise license impairment charges and our restructuring activities, refer to Notes 2 and 16, respectively.

Note 16

RESTRUCTURING ACTIVITIES

The following table summarizes the total restructuring costs incurred, by operating segment, for the years ended December 31, 2008, 2007, and 2006 (in millions):

	2008	2007	2006
North America	$76	$95	$16
Europe	16	9	40
Corporate	42	17	10

Consolidated	$134	$121	$66

2007 and 2008 Programs

During the years ended December 31, 2008 and 2007, we recorded restructuring charges totaling $134 million and $121 million, respectively. These charges, included in SD&A expenses, were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American, European, and Corporate operations. Through this restructuring program we have already or intend to (1) reorganize our U.S. operations by reducing the number of our business units from six to four; (2) enhance the standardization of our operating structure and business practices; (3) create a more efficient supply chain and order fulfillment structure; (4) improve customer service in North America through the implementation of a new selling system for smaller customers; and (5) streamline and reduce the cost structure of back office functions in the areas of accounting, human resources, and information technology. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $45 million. We expect to be substantially complete with these restructuring activities by the end of 2009.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes these restructuring activities for the years ended December 31, 2008 and 2007 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2006	$—	$—	$—
Provision	78	43	121
Cash payments	(42)	(35)	(77)
Noncash	—	(1)	(1)

Balance at December 31, 2007	36	7	43
Provision	86	48	134
Cash payments	(62)	(49)	(111)
Noncash	—	—	—

Balance at December 31, 2008	$60	$6	$66

2005 and 2006 Programs

During the year ended December 31, 2006, we recorded restructuring charges totaling $66 million. These charges, included in SD&A expenses, were primarily related to (1) the reorganization of certain aspects of our operations in Europe; (2) workforce reductions associated with the reorganization of our North American operations into six U.S. business units and Canada; and (3) changes in our executive management. The reorganization of our North American operations (1) has resulted in a simplified and flatter organizational structure; (2) has helped facilitate a closer interaction between our front line employees and our customers; and (3) is providing long-term cost savings through improved administrative and operating efficiencies. Similarly, the reorganization of certain aspects of our operations in Europe has helped improve operating effectiveness and efficiency while enabling our front line employees to better meet the needs of our customers.

The following table summarizes these restructuring activities for the years ended December 31, 2008, 2007, and 2006 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2005	$33	$—	$33
Provision	45	21	66
Cash payments	(41)	(14)	(55)
Noncash	(4)	—	(4)

Balance at December 31, 2006	33	7	40
Cash payments	(18)	(5)	(23)

Balance at December 31, 2007	15	2	17
Cash payments	(5)	(1)	(6)

Balance at December 31, 2008	$10	$1	$11

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

Notes to Consolidated Financial Statements — (Continued)

Note 17

OTHER EVENTS AND TRANSACTIONS

Hansen Distribution Agreements

In October 2008, we entered into distribution agreements with subsidiaries of Hansen Beverage Company (Hansen), the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under these agreements, we have the right to distribute Monster Energy drinks in certain of our U.S. territories and all of our European territories beginning in November 2008, and in Canada in early 2009. These agreements have terms of 20 years each (including renewal periods for our agreements in Europe), and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. In conjunction with the execution of these agreements, we expect to pay Hansen approximately $100 million during 2009. This payment will equal the amount that Hansen is required to pay to the existing U.S. and Canadian distributors of Monster Energy drinks to terminate their existing distribution agreements. We will record the amount paid to Hansen as distribution rights and amortize the amount on a straight-line basis to cost of sales over the terms of the agreements.

Waste Electrical and Electronic Equipment

During the year ended December 31, 2007, we recorded charges totaling $12 million in depreciation expense related to certain obligations associated with the member states’ adoption of the European Union’s (EU) Directive on Waste Electrical and Electronic Equipment (WEEE). Under the WEEE Directive, companies that put electrical and electronic equipment on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

Central Acquisition

On February 28, 2006, we acquired the bottling operations of Central Coca-Cola Bottling Company, Inc. (Central) for a total purchase price of $106 million (net of cash acquired). The acquisition of Central, which operates in parts of Virginia, West Virginia, Pennsylvania, Maryland, and Ohio, improved our customer and supply chain alignment in the U.S. Based upon our final purchase price allocation, we assigned a value of $6 million to customer relationships, $81 million to franchise license rights, and $29 million to non-deductible goodwill. The value of the customer relationships is being amortized over a period of 15 years. We have assigned an indefinite life to the franchise license rights, since our U.S. cola franchise license agreements with TCCC do not expire and our U.S. non-cola franchise license agreements with TCCC can be renewed for additional terms with minimal cost. In connection with this acquisition, we recorded a liability as of the acquisition date totaling $1 million for costs associated with the severance and relocation of certain Central employees and the elimination of duplicate facilities. The operating results of Central have been included in our Consolidated Statements of Operations since the date of acquisition. This acquisition did not have a material impact on our Consolidated Financial Statements.

Notes to Consolidated Financial Statements — (Continued)

Note 18

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our quarterly financial information for the years ended December 31, 2008 and 2007 (in millions, except per share data):

2008	First(A)	Second(B)	Third(C)	Fourth(D)	Fiscal Year
Net operating revenues	$4,892	$5,935	$5,743	$5,237	$21,807

Gross profit	1,784	2,204	2,116	1,940	8,044

Operating income (loss)	163	(4,783)	430	(2,109)	(6,299)

Net income (loss)	8	(3,166)	214	(1,450)	(4,394)

Basic net earnings (loss) per share(E)	$0.02	$(6.52)	$0.44	$(2.99)	$(9.05)

Diluted net earnings (loss) per share(E)	$0.02	$(6.52)	$0.44	$(2.99)	$(9.05)

2007	First(A)	Second(B)	Third(C)	Fourth(D)	Fiscal Year
Net operating revenues	$4,567	$5,665	$5,405	$5,299	$20,936

Gross profit	1,752	2,166	2,063	2,000	7,981

Operating income	191	520	450	309	1,470

Net income	15	270	268	158	711

Basic net earnings per share(E)	$0.03	$0.56	$0.56	$0.33	$1.48

Diluted net earnings per share(E)	$0.03	$0.56	$0.55	$0.32	$1.46

(A)

Net income in the first quarter of 2008 included (1) a $31 million ($22 million net of tax, or $0.04 per diluted common share) charge for restructuring activities, primarily in North America; and (2) a net tax expense totaling $8 million ($0.02 per diluted common share) related to the deferred tax impact of merging certain of our subsidiaries.

Net income in the first quarter of 2007 included a $26 million ($18 million net of tax, or $0.04 per diluted common share) charge for restructuring activities, primarily in North America, and a $14 million ($10 million net of tax, or $0.02 per diluted common share) loss to write off the value of Bravo warrants.

(B)

Net income in the second quarter of 2008 included (1) a $5.3 billion ($3.4 billion net of tax, or $7.06 per common share) noncash franchise license impairment charge; (2) a $18 million ($11 million net of tax, or $0.02 per common share) charge for restructuring activities, primarily in North America; and (3) a $1 million benefit from various tax rate changes.

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

(C)

Net income in the third quarter of 2008 included (1) a $19 million ($8 million net of tax, or $0.01 per diluted common share) charge for restructuring activities, primarily to streamline and reduce the cost structure of our global back-office functions; and (2) a $4 million ($0.01 per diluted common share) net tax expense related to tax rate changes.

Net income in the third quarter of 2007 included (1) a $28 million ($18 million net of tax, or $0.04 per diluted common share) charge for restructuring activities, primarily in North America; (2) a $20 million ($14 million net of tax, or $0.03 per diluted common share) gain on the sale of land; (3) a $12 million ($8 million net of tax, or $0.02 per diluted common share) gain on the termination of the Bravo MDA; and (4) a $51 million ($0.10 per diluted common share) net benefit from United Kingdom and U.S. state tax rate changes.

Notes to Consolidated Financial Statements — (Continued)

(D)

Net income in the fourth quarter of 2008 included (1) a $2.3 billion ($1.5 billion net of tax, or $3.12 per common share) noncash franchise license impairment charge, and (2) a $66 million ($46 million net of tax, or $0.09 per common share) charge for restructuring activities, primarily in North America.

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

(E)

Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted net income (loss) per share reported for the year.

Note 19

NEW ACCOUNTING STANDARDS

Recently Issued Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (SFAS 161). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within footnote disclosures to enable financial statement users to locate important information about derivative instruments. This statement is effective for us on January 1, 2009 and we do not expect it to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R requires the acquisition method of accounting to be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except as it relates to certain income tax accounting matters. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for us on January 1, 2009. As of December 31, 2008, our minority interest totaled $22 million, which was included in other long-term obligations on our Consolidated Balance Sheet.

Notes to Consolidated Financial Statements — (Continued)

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP is effective for us on January 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

Recently Adopted Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This statement was effective for us on November 15, 2008 and did not have a material impact on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. This statement was effective for us on January 1, 2008. We did not elect to apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS 158, which requires companies to (1) fully recognize, as an asset or liability, the overfunded or underfunded status of defined benefit pension and other postretirement benefit plans; (2) recognize changes in the funded status through other comprehensive income in the year in which the changes occur; (3) measure the funded status of defined benefit pension and other postretirement benefit plans as of the date of the company’s fiscal year end; and (4) provide enhanced disclosures. The provisions of SFAS 158 were effective for our year ended December 31, 2006, except for the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which was effective for the year ended December 31, 2008. On January 1, 2008, we recorded a $24 million, net of tax, charge to retained earnings to reflect the impact of incremental pension expense related to changing our measurement date from September 30 to December 31. In addition, on January 1, 2008, we recorded a $12 million, net of tax, adjustment to other comprehensive (loss) income to reflect the impact of remeasuring our pension assets and obligations as of January 1. For additional information about the adoption of SFAS 158, refer to Notes 9 and 13.

Notes to Consolidated Financial Statements — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this statement is effective for us on January 1, 2009. As it relates to our financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact. We are still in the process of evaluating the impact that SFAS 157 will have on our nonfinancial assets and liabilities not valued on a recurring basis (at least annually).

The following table summarizes our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of December 31, 2008 (in millions):

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (A)	$72	$72	$—	$—
Marketable equity securities (B)	20	20	—	—
Derivative assets (C)	135	—	135	—

Total assets	$227	$92	$135	$—

Derivative liabilities (C)	$108	$—	$108	$—

(A)

We maintain a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. The investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust. Refer to Note 1.

(B)	Our marketable equity securities are valued using quoted market prices multiplied by the number of shares owned. Refer to Note 13.

(C)

We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk. Refer to Notes 1 and 5.

In December 2008, the FASB issued FSP FIN 46(R)-8, “Disclosures about Variable Interest Entities” (FSP FIN 46(R)-8). FSP FIN 46(R)-8 requires enhanced disclosures about a company’s involvement in VIEs. The enhanced disclosures required by this FSP are intended to provide users of financial statements with an greater understanding of: (1) the significant judgments and assumptions made by a company in determining whether it must consolidate a VIE and/or disclose information about its involvement with a VIE; (2) the nature of restrictions on a consolidated VIEs assets reported by a company in its statement of financial position, including the carrying amounts of such assets; (3) the nature of, and changes in, the risks associated with a company’s involvement with a VIE; (4) how a company’s involvement with a VIE affects the company’s financial position, financial performance, and cash flows. This FSP was effective for us on December 31, 2008. Refer to Note 8.

In October 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective for us on September 26, 2008 for all financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually). As it relates to our financial assets and liabilities recognized or disclosed at fair value in our Consolidated Financial Statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact.

Notes to Consolidated Financial Statements — (Continued)

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective for us on January 1, 2008. The adoption of EITF 06-11 did not have a material impact on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted the provisions of FIN 48 on January 1, 2007. Upon adoption, we recorded a charge to retained earnings of $8 million. The adoption of FIN 48 did not have a material impact on our Consolidated Financial Statements and, at this time, we do not expect FIN 48 to have a material impact on our Consolidated Financial Statements in the future.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (EITF 06-3). The consensus provides that the presentation of taxes assessed by a governmental authority that are directly imposed on revenue-producing transactions (e.g. sales, use, value added and excise taxes) between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, the amounts of those taxes should be disclosed in interim and annual Consolidated Financial Statements for each period for which an income statement is presented if those amounts are significant. EITF 06-3 was effective January 1, 2007. We record substantially all of the taxes within the scope of EITF 06-3 on a net basis, except for certain taxes in Europe. During 2008, 2007, and 2006, we recorded approximately $190 million, $185 million, and $170 million, respectively, of taxes within the scope of EITF 06-3 on a gross basis.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A report of management on our internal control over financial reporting as of December 31, 2008 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in “Item 8—Financial Statements and Supplementary Data” in this report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is in our proxy statement for the annual meeting of our shareowners to be held on April 21, 2009 (our “2009 Proxy Statement”) under the heading “Governance of the Company — Current Board of Directors and Nominees for Election” and is incorporated into this report by reference.

Set forth below is information as of February 11, 2009, regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years
John F. Brock	60	Chairman and Chief Executive Officer since April 2008, and President and Chief Executive Officer from April 2006 to April 2008. From February 2003 until December 2005, he was Chief Executive Officer of InBev, S.A., a global brewer; and from March 1999 until December 2002, he was Chief Operating Officer of Cadbury Schweppes plc, an international beverage and confectionery company.

Steven A. Cahillane	42	Executive Vice President and President, North American Group since July 2008. He was Executive Vice President and President, European Group from October 2007 to July 2008. He had been Chief Marketing Officer of Inbev S.A., a global brewer in Belgium, from August 2005 to August 2007. In addition, he was the Chief Executive for Interbrew UK, a division of Inbev S.A., from August 2003 to August 2005.

William W. Douglas III	48	Executive Vice President and Chief Financial Officer since April 2008. Prior to that he was Senior Vice President and Chief Financial Officer from June 2005 to April 2008. He was Vice President, Controller, and Principal Accounting Officer from July 2004 to June 2005. Before that, since February 2000, he had been Chief Financial Officer of Coca-Cola Hellenic Bottling Company S.A., one of the world’s largest bottlers, having territories in Greece, Ireland, Italy, Switzerland, Austria, Nigeria, and Central and Eastern Europe, including Russia.

Joseph D. Heinrich	53	Vice President, Controller, and Chief Accounting Officer since September 2007. Prior to that, since December 2002, he had been Vice President Finance, European Group.

John R. Parker, Jr.	57	Senior Vice President, General Counsel and Strategic Initiatives since June 2008. Prior to that he was Senior Vice President, Strategic Initiatives for North America from July 2005 to June 2008. He had been President and General Manager for the company’s Southwest Business Unit from January 2004 to July 2005. Prior to that he was Senior Vice President and General Counsel from December 1999 to January 2004.

Hubert Patricot	49	Executive Vice President and President, European Group since July 2008. Prior to that he was General Manager and Vice President of CCE Great Britain from January 2008 to July 2008. He had been General Manager and Vice President of CCE France from January 2003 to January 2008.

Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than 10 percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2009 Proxy Statement under the heading “Security Ownership of Directors and Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” and information about the Audit Committee and the Audit Committee Financial Expert is in our 2009 Proxy Statement under the heading “Governance of the Company — Committees of the Board — Audit Committee,” all of which is incorporated into this report by reference.

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

Information about director compensation is in our 2009 Proxy Statement under the heading “Governance of the Company — Director Compensation” and “Governance of the Company — Committees of the Board — Human Resources and Compensation Committee,” and information about executive compensation is in our 2009 Proxy Statement under the heading “Executive Compensation,” all of which is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in our 2009 Proxy Statement under the heading “Equity Compensation Plan Information,” and information about ownership of our common stock by certain persons is in our 2009 Proxy Statement under the headings “Principal Shareowners” and “Security Ownership of Directors and Officers,” all of which is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain transactions between us, TCCC and its affiliates, and certain other persons is in our 2009 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Governance of the Company — Independent Directors,” and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about the fees and services provided to us by Ernst & Young LLP is in our 2009 Proxy Statement under the heading “Matters that May be Brought before the Annual Meeting — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following documents are filed as a part of this report:

Report of Management.

Report of Independent Registered Public Accounting Firm on Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Consolidated Statements of Operations — Years Ended December 31, 2008, 2007, and 2006.

Consolidated Balance Sheets — December 31, 2008 and 2007.

Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Shareowners’ (Deficit) Equity — Years Ended December 31, 2008, 2007, and 2006.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules. None

All other schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted, either because they are not required under the related instructions or because they are not applicable.

(3) Exhibits.

Exhibit Number	Description

Incorporated by Reference or Filed Herewith. Our Current,
Quarterly, and Annual Reports are filed with the Securities and
Exchange Commission under File No. 01-09300. Our
Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing.

3.1	Restated Certificate of Incorporation of Coca-Cola Enterprises (restated as of April 15, 1992) as amended by Certificate of Amendment dated April 21, 1997 and by Certificate of Amendment dated April 26, 2000.	Exhibit 3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000.

3.2	Bylaws of Coca-Cola Enterprises, as amended through October 22, 2008.	Exhibit 3(ii) to our Current Report on Form 8-K (Date of Report: October 23, 2008).

4.1	Indenture dated as of July 30, 1991, together with the First Supplemental Indenture thereto dated January 29, 1992, between Coca-Cola Enterprises and The Chase Manhattan Bank, formerly known as Chemical Bank (successor by merger to Manufacturers Hanover Trust Company), as Trustee, with regard to certain unsecured and unfunded debt securities of Coca-Cola Enterprises, and forms of notes and debentures issued thereunder.	Exhibit 4.1 to our Current Report on Form 8-K (Date of Report: July 30, 1991); Exhibits 4.01 and 4.02 to our Current Report on Form 8-K (Date of Report: January 29, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1992); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 15, 1993); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: May 12, 1995); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 25, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 3, 1996); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: November 15, 1996); Exhibit 4.3 to our Current Report on Form 8-K (Date of Report: July 22, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: December 2, 1997); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: January 6, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: May 13, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 8, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 18, 1998); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: October 28, 1998); Exhibit 4.01 to our Current Report on Form 8-K/A (Date of Report: September 16, 1999); Exhibit 4.02 to our Current Report on Form 8-K (Date of Report: August 9, 2001); Exhibit 4.01 to our Current Report on Form 8-K (Date of Report: September 9, 2002); Exhibit 4.02 to our Current Report on Form 8-K (Date of Report: September 29, 2003).

Exhibit Number	Description

Incorporated by Reference or Filed Herewith. Our Current,
Quarterly, and Annual Reports are filed with the Securities and
Exchange Commission under File No. 01-09300. Our
Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing.

4.2	Instrument of Resignation of Resigning Trustee, Appointment of Successor Trustee and Acceptance among Coca-Cola Enterprises, JPMorgan Chase Bank, and Deutsche Bank Trust Company Association, dated as of December 1, 2006.	Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

4.3	Medium-Term Notes Issuing and Paying Agency Agreement dated as of October 24, 1994, between Coca-Cola Enterprises and The Chase Manhattan Bank, formerly known as Chemical Bank, as issuing and paying agent, including as Exhibit B thereto the form of Medium-Term Note issuable thereunder.	Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

4.4	Indenture dated as of July 30, 2007 between Coca-Cola Enterprises and Deutsche Bank Trust Company Americas, as Trustee, Registrar, Transfer Agent, and Paying Agent.	Exhibit 4.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007; Exhibits 99.1 and 99.2 to our Current Report on Form 8-K (Date of Report: August 3, 2007).

4.5	Indenture dated as of July 30, 2007 between Coca-Cola Enterprises, as Guarantor, and Bottling Holdings Investments Luxembourg Commandite S.C.A., as Issuer, and Deutsche Bank Trust Company, Americas, as Trustee, Registrar and Transfer Agent.	Exhibit 4.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007; Exhibit 2.1 to the Registration Statement on Form 8-A filed by Bottling Holdings Investments Luxembourg Commandite S.C.A., No. 333-144967.

4.6	Five Year Credit Agreement dated as of August 3, 2007 among Coca-Cola Enterprises, Coca-Cola Enterprises (Canada) Bottling Finance Company, Coca-Cola Bottling Company, Bottling Holdings (Luxembourg) Commandite S.C.A., the Initial Lenders and Initial Issuing Banks named therein, Citibank, N.A. and Deutsche Bank AG New York Branch, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc.	Exhibit 4 to our Current Report on Form 8-K (Date of Report: August 3, 2007).

4.7	Supplemental Indenture dated as of May 12, 2008 between Coca-Cola Enterprises and Deutshe Bank Trust Company Americas, as Trustee, Registrar, Transfer Agent, and Paying Agent.	Exhibit 4.1 to our Current Report on Form 8-K (Date of Report: May 7, 2008).

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

10.1	Coca-Cola Enterprises Inc. Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2008).*	Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.2	Coca-Cola Enterprises Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective December 31, 2008).*	Filed herewith.

10.3	Coca-Cola Enterprises Inc. Executive Pension Plan (Amended and Restated Effective December 31, 2008).*	Filed herewith.

10.4	Summary Plan Description for Coca-Cola Enterprises Inc. Executive Long-Term Disability Plan.*	Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Exhibit Number	Description

Incorporated by Reference or Filed Herewith. Our Current,
Quarterly, and Annual Reports are filed with the Securities and
Exchange Commission under File No. 01-09300. Our
Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing.

10.5.1	Coca-Cola Enterprises Inc. Executive Severance Plan, As Adopted in February 2007.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: February 8, 2007).

10.5.2	Form of Agreement in connection with the Executive Severance Plan, As Adopted in February 2007.	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: February 8, 2007).

10.5.3	Coca-Cola Enterprises Inc. Executive Severance Plan (As Amended and Restated Effective September 25, 2008).*	Exhibit 10.1 to our Quarterly Report on Form 10-Q (Date of Report: October 24, 2008).

10.5.4	Coca-Cola Enterprises Inc. Executive Severance Plan (As Amended and Restated Effective December 31, 2008).*	Filed herewith.

10.5.5	Form Agreement in connection with the Executive Severance Plan (As Amended and Restated Effective September 25, 2008 and December 31, 2008).*	Filed herewith.

10.6	Consulting Agreement between Coca-Cola Enterprises Inc. and Lowry F. Kline, Effective October 29, 2006.*	Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.7.1	Letter Dated April 25, 2006 from Coca-Cola Enterprises Inc. to John F. Brock.*	Exhibit 10 to our Current Report on Form 8-K (Date of Report April 25, 2006).

10.7.2	Amendment to Attachment B of Letter dated April 25, 2006 from Coca-Cola Enterprises Inc. to John F. Brock, Effective December 15, 2008.*	Filed herewith.

10.8	Employment Agreement between Hubert Patricot and Coca-Cola Enterprises Europe, Ltd., Dated January 28, 2009.	Filed herewith.

10.9	Consulting Services Agreement between Vicki R. Palmer and Coca-Cola Enterprises Inc., Dated February 9, 2009.	Filed herewith.

10.10	1997 Director Stock Option Plan.*	Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.11	Coca-Cola Enterprises Inc. 1997 Stock Option Plan.*	Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.12	Coca-Cola Enterprises Inc. 1999 Stock Option Plan.*	Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.13.1	Coca-Cola Enterprises Inc. 2001 Restricted Stock Award Plan.*	Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10.13.2	Form of Restricted Stock Agreement under the 2001 Restricted Stock Award Plan.*	Exhibit 99.3 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.14.1	Coca-Cola Enterprises Inc. 2001 Stock Option Plan (As Amended and Restated Effective April 24, 2007).*	Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.14.2	Form of Stock Option Agreement for Nonemployee Directors under the 2001 Stock Option Plan.*	Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.14.3	Form of Stock Option Agreement under the 2001 Stock Option Plan.*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.14.4	Form of Stock Option Agreement for France in connection with the 2001 Stock Option Plan and the 2001 Stock Option Plan for French Employees.*	Filed herewith.

Exhibit Number	Description

Incorporated by Reference or Filed Herewith. Our Current,
Quarterly, and Annual Reports are filed with the Securities
and Exchange Commission under File No. 01-09300. Our
Registration Statements have the file numbers noted
wherever such statements are identified in the exhibit listing.

10.14.5	Form of Stock Option Agreement (Senior Officer Residing in the United Kingdom) in connection with the 2001 Stock Option Plan and the 2002 United Kingdom Approved Stock Option Subplan.*	Filed herewith.

10.15.1	Coca-Cola Enterprises Inc. 2004 Stock Award Plan (As Amended Effective December 31, 2008).*	Filed herewith.

10.15.2	Form of Restricted Stock Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.4 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.15.3	Form of Stock Option Agreement for Nonemployee Directors in connection with the 2004 Stock Award Plan.*	Exhibit 99.3 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.15.4	Form of 2005 Stock Option Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.15.5	Form of 2006 and 2007 Stock Option Agreement (Chief Executive Officer) in connection with 2004 Stock Award Plan.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: August 3, 2006).

10.15.6	Form of 2006 and 2007 Stock Option Agreement (Senior Officers) in connection with the 2004 Stock Award Plan.*	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: August 3, 2006).

10.15.7	Form of Deferred Stock Unit Agreement for Nonemployee Directors in connection with the 2004 Stock Award Plan.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: October 23, 2006).

10.15.8	Form of 2006 Deferred Stock Unit Agreement (Chief Executive Officer) in connection with the 2004 Stock Award Plan.*	Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.15.9	Form of 2006 Deferred Stock Unit Agreement (Senior Officers) in connection with the 2004 Stock Award Plan (As Amended December 19, 2008).*	Filed herewith.

10.15.10	Form of Deferred Stock Unit Agreement for France in connection with the 2004 Stock Award Plan and the Rules for Deferred Stock Units in France.*	Filed herewith.

10.16.1	Coca-Cola Enterprises Inc. 2007 Incentive Award Plan (As Amended Effective December 31, 2008).*	Filed herewith.

10.16.2	Form of 2007 Stock Option Agreement (Chief Executive Officer) in connection with the 2007 Incentive Award Plan.*	Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.16.3	Form of 2007 Stock Option Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan.*	Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.16.4	Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) in connection with the 2007 Incentive Award Plan for Awards after October 29, 2008.*	Filed herewith.

10.16.5	Form of Stock Option Agreement (Senior Officer Residing in the United Kingdom) in connection with the 2007 Incentive Award Plan.*	Filed herewith.

10.16.6	Form of Deferred Stock Unit Agreement for Nonemployee Directors in connection with the 2007 Incentive Award Plan.*	Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.*

Exhibit Number	Description

Incorporated by Reference or Filed Herewith. Our Current,
Quarterly, and Annual Reports are filed with the Securities
and Exchange Commission under File No. 01-09300. Our
Registration Statements have the file numbers noted
wherever such statements are identified in the exhibit listing.

10.16.7	Form of 2007 Restricted Stock Unit Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan (As Amended December 19, 2008).*	Filed herewith.

10.16.8	Form of 2007 Restricted Stock Unit Agreement for France in connection with the 2007 Incentive Award Plan and the French Sub-Plan for Restricted Stock Units.*	Filed herewith.

10.16.9	Form of 2007 Performance Share Unit Agreement (Chief Executive Officer) in connection with the 2007 Incentive Award Plan (As Amended December 19, 2008).*	Filed herewith.

10.16.10	Form of 2007 Performance Share Unit Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan (As Amended December 19, 2008).*	Filed herewith.

10.16.11	Form of 2007 Performance Share Unit Agreement for France in connection with the 2007 Incentive Award Plan and the French Sub-Plan for Restricted Stock Units.*	Filed herewith.

10.16.12	Form of Performance Share Unit Agreement (Chief Executive Officer and Senior Officers) in connection with the 2007 Incentive Award Plan for Awards after October 29, 2008.*	Filed herewith.

10.16.13	Form of Performance Share Unit Agreement (Senior Officer Residing in the United Kingdom) in connection with the 2007 Award Incentive Plan for Awards after October 29, 2008.*	Filed herewith.

10.17	Tax Sharing Agreement dated November 12, 1986 between Coca-Cola Enterprises and TCCC.	Exhibit 10.1 to our Registration Statement on Form S-1, No. 33-9447.

10.18	Registration Rights Agreement dated November 12, 1986 between Coca-Cola Enterprises and TCCC.	Exhibit 10.3 to our Registration Statement on Form S-1, No. 33-9447.

10.19	Registration Rights Agreement dated as of December 17, 1991 among Coca-Cola Enterprises, TCCC and certain stockholders of Johnston Coca-Cola Bottling Group named therein.	Exhibit 10 to our Current Report on Form 8-K (Date of Report: December 18, 1991).

10.20	Form of Bottle Contract.	Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

10.21	Sweetener Sales Agreement — Bottler between TCCC and various Coca-Cola Enterprises bottlers, dated October 15, 2002.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

10.22	Amended and Restated Can Supply Agreement between Rexam Beverage Can Company and Coca-Cola Bottlers’ Sales & Services Company LLC, effective January 1, 2006. **	Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

10.23	Share Repurchase Agreement dated January 1, 1991 between TCCC and Coca-Cola Enterprises.	Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

Exhibit Number	Description

Incorporated by Reference or Filed Herewith. Our Current,
Quarterly, and Annual Reports are filed with the Securities and
Exchange Commission under File No. 01-09300. Our
Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing.

10.24	Form of Bottlers Agreement, made and entered into with effect from January 1, 2008, by and among The Coca-Cola Company, The Coca-Cola Export Corporation, and the European bottling subsidiaries of Coca-Cola Enterprises, together with letter agreement between Coca-Cola Enterprises Limited and The Coca-Cola Company dated January 1, 2008.	Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.25	1999 – 2008 Cold Drink Equipment Purchase Partnership Program for the U.S. between Coca-Cola Enterprises and TCCC, as amended and restated January 23, 2002.**	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 23, 2002); Exhibit 10.1 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: January 23, 2002).

10.26	Letter Agreement dated August 9, 2004 amending the 1999 – 2010 Cold Drink Equipment Purchase Partnership Program (U.S.).**	Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.27	1999 – 2010 Cold Drink Equipment Purchase Partnership Program, for the U.S. between Coca-Cola Enterprises and TCCC, as amended and restated December 20, 2005.**	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: December 20, 2005).

10.28	Cold Drink Equipment Purchase Partnership Program for Europe between Coca-Cola Enterprises and The Coca-Cola Export Corporation, as amended and restated January 23, 2002.**	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: January 23, 2002); Exhibit 10.2 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: January 23, 2002).

10.29	Amendment dated February 8, 2005 between Coca-Cola Enterprises and The Coca-Cola Export Corporation to Cold Drink Equipment Purchase Partnership Program for Europe of January 23, 2002.**	Exhibit 10 to our Current Report on Form 8-K (Date of Report: February 8, 2005); Exhibit 10 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: February 8, 2005).

10.30	1998-2008 Cold Drink Equipment Purchase Partnership Program for Canada between Coca-Cola Enterprises and TCCC, as amended and restated January 23, 2002.**	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: January 23, 2002); Exhibit 10.3 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: January 23, 2002).

10.31	Letter Agreement dated August 9, 2004, amending the 1999 – 2010 Cold Drink Equipment Purchase Partnership Program (Canada).**	Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.32	1998 – 2010 Cold Drink Equipment Purchase Partnership Program for Canada between Coca-Cola Bottling Company and Coca-Cola Ltd., as amended and restated December 21, 2005.**	Exhibit 10.2 to our Current Report on Form 8-K (Date of Report: December 20, 2005).

10.33	Letter Agreement dated May 1, 2006 between TCCC and Coca-Cola Enterprises Inc., amending the U.S. and Canada Cold Drink Equipment Purchase Partnership Programs.	Exhibit 10.1 to our Current Report on Form 8-K (Date of report: May 9, 2006).

10.34	Agreement dated July 12, 2007 between TCCC, Coca-Cola Enterprises and Coca-Cola Bottling Company amending the 1999-2010 Cold Drink Equipment Purchase Partnership Program. **	Exhibit 10.01 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

10.35	Agreement dated March 11, 2002 between Coca-Cola Enterprises and TCCC for Marketing Programs in the former Herb bottling territories.	Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit Number	Description

Incorporated by Reference or Filed Herewith. Our Current,
Quarterly, and Annual Reports are filed with the Securities and
Exchange Commission under File No. 01-09300. Our
Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing.

10.36	Letter Agreement dated July 13, 2004, between TCCC and Coca-Cola Enterprises terminating the Growth Initiative Program, eliminating the Special Marketing Fund program, and providing a new concentrate pricing schedule.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.37	Letter Agreement dated July 13, 2004 between TCCC and Coca-Cola Enterprises establishing a Global Marketing Fund.	Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.38	Undertaking from Bottling Holdings (Luxembourg) to the European Commission, dated October 19, 2004, relating to various commercial practices that had been under investigation by the European Commission.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: October 19, 2004).

10.39	Final Undertaking from Bottling Holdings (Luxembourg) adopted by European Commission on June 22, 2005.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: June 22, 2005).

10.40	Focus and Commitment Letter dated August 29, 2007 between Coca-Cola Enterprises and TCCC, Coca-Cola North America Division.	Exhibit 10.02 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

12	Statement re: computation of ratios.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

31.1	Certification by John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant, to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification by John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification by William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

**	The filer has requested confidential treatment with respect to portions of this document.

(b) Exhibits.

See Item 15(a)(3).

(c) Financial Statement Schedules.

See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC. (Registrant)

By:	/s/ JOHN F. BROCK
John F. Brock
Chairman and Chief Executive Officer

Date: February 11, 2009

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN F. BROCK (John F. Brock)	Chairman and Chief Executive Officer	February 11, 2009

/s/ WILLIAM W. DOUGLAS III (William W. Douglas III)	Executive Vice President and Chief Financial Officer (principal financial officer)	February 11, 2009

/s/ JOSEPH D. HEINRICH (Joseph D. Heinrich)	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	February 11, 2009

* (Fernando Aguirre)	Director	February 11, 2009

* (Calvin Darden)	Director	February 11, 2009

* (Irial Finan)	Director	February 11, 2009

* (Marvin J. Herb)	Director	February 11, 2009

* (L. Phillip Humann)	Director	February 11, 2009

* (John Hunter)	Director	February 11, 2009

* (Orrin H. Ingram II)	Director	February 11, 2009

* (Donna A. James)	Director	February 11, 2009

Signature	Title	Date

* (Thomas H. Johnson)	Director	February 11, 2009

* (Suzanne B. Labarge)	Director	February 11, 2009

* (Curtis R. Welling)	Director	February 11, 2009

*By:	/S/ JOHN R. PARKER, JR
John R. Parker, Jr
Attorney-in-Fact