Form 10-Q
period 2009-04-03
COCA COLA ENTERPRISES INC
filed 2009-04-30
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

487,866,231 Shares of $1 Par Value Common Stock as of April 3, 2009

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED APRIL 3, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Three Months Ended
	April 3, 2009	March 28, 2008
Net operating revenues	$5,050	$4,892
Cost of sales	3,173	3,108

Gross profit	1,877	1,784
Selling, delivery, and administrative expenses	1,636	1,621

Operating income	241	163
Interest expense, net	156	142
Other nonoperating income (expense), net	1	(1)

Income before income taxes	86	20
Income tax expense	25	12

Net income	$61	$8

Basic net earnings per common share	$0.13	$0.02

Diluted net earnings per common share	$0.13	$0.02

Dividends declared per common share	$0.07	$0.07

Basic weighted average common shares outstanding	486	485

Diluted weighted average common shares outstanding	488	493

Income (expense) amounts from transactions with The Coca-Cola Company – Note 5:
Net operating revenues	$136	$132
Cost of sales	(1,522)	(1,456)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	April 3, 2009	December 31, 2008
ASSETS
Current:
Cash and cash equivalents	$498	$722
Trade accounts receivable, less allowances of $57 and $52, respectively	2,301	2,154
Amounts receivable from The Coca-Cola Company	134	154
Inventories	1,056	901
Current deferred income tax assets	129	244
Prepaid expenses and other current assets	385	408

Total current assets	4,503	4,583
Property, plant, and equipment, net	6,079	6,243
Goodwill	604	604
Franchise license intangible assets, net	3,231	3,234
Other noncurrent assets, net	1,069	925

Total assets	$15,486	$15,589

LIABILITIES
Current:
Accounts payable and accrued expenses	$2,849	$2,907
Amounts payable to The Coca-Cola Company	440	339
Deferred cash receipts from The Coca-Cola Company	49	46
Current portion of debt	989	1,782

Total current liabilities	4,327	5,074
Debt, less current portion	8,012	7,247
Other long-term obligations	1,984	2,115
Deferred cash receipts from The Coca-Cola Company, less current	66	76
Noncurrent deferred income tax liabilities	1,082	1,086

Total liabilities	15,471	15,598

EQUITY (DEFICIT)
Shareowners’ deficit:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 495,283,086 and 495,117,935 shares, respectively	495	495
Additional paid-in capital	3,289	3,277
Accumulated deficit	(3,002)	(3,029)
Accumulated other comprehensive loss	(682)	(666)
Common stock in treasury, at cost – 7,416,855 and 7,320,447 shares, respectively	(109)	(108)

Total shareowners’ deficit	(9)	(31)
Noncontrolling interest	24	22

Total equity (deficit)	15	(9)

Total liabilities and equity (deficit)	$15,486	$15,589

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	April 3, 2009	March 28, 2008
Cash Flows From Operating Activities:
Net income	$61	$8
Adjustments to reconcile net income to net cash derived from (used in) operating activities:
Depreciation and amortization	254	256
Share-based compensation expense	14	14
Deferred funding income from The Coca-Cola Company, net of cash received	(7)	(14)
Pension and other postretirement expense less than contributions	(80)	(52)
Net changes in assets and liabilities, net of acquisition amounts	(135)	(279)

Net cash derived from (used in) operating activities	107	(67)

Cash Flows From Investing Activities:
Capital asset investments	(190)	(233)
Capital asset disposals	1	3
Acquisition of distribution rights	(71)	—
Other investing activities	1	(5)

Net cash used in investing activities	(259)	(235)

Cash Flows From Financing Activities:
(Decrease) increase in commercial paper, net	(174)	498
Issuances of debt	772	45
Payments on debt	(633)	(336)
Dividend payments on common stock	(34)	(34)
Exercise of employee share options	—	14
Other financing activities	—	1

Net cash (used in) derived from financing activities	(69)	188

Net effect of exchange rate changes on cash and cash equivalents	(3)	—

Net Change In Cash and Cash Equivalents	(224)	(114)
Cash and Cash Equivalents At Beginning of Period	722	223

Cash and Cash Equivalents At End of Period	$498	$109

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

Sales of our products tend to be seasonal, with the second and third calendar quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the three months ended April 3, 2009 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2009.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2008 (Form 10-K). For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There were three additional selling days in the first quarter of 2009 versus the first quarter of 2008 (based upon a standard five-day selling week). Year-over-year selling days will be the same in the second and third quarters, and there will be four fewer selling days in the fourth quarter of 2009 versus the fourth quarter of 2008.

NOTE 2 – NEW ACCOUNTING STANDARDS

Recently Issued Standards

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies;

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions or renewals of intangible assets in the future.

Recently Adopted Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (SFAS 161). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding a company’s hedging strategies, the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 was effective for us on January 1, 2009. Refer to Note 6.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R, as amended, continues to require the acquisition method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statements of Operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, if material. This statement was effective for us on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our Condensed Consolidated Financial Statements. We consolidate several entities that have noncontrolling interests, including certain manufacturing and purchasing cooperatives in which we participate. Noncontrolling interests related to these entities totaled $24 million and $22 million as of April 3, 2009 and December 31, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of our Condensed Consolidated Balance Sheets.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Noncontrolling interests related to these entities totaled $21 million and $19 million as of December 31, 2007 and 2006, respectively. The amount of net income attributable to the noncontrolling interest in these entities totaled less than $1.5 million during the three months ended April 3, 2009 and March 28, 2008. Due to the insignificance of these amounts and the fact that the classification has no impact on our earnings per common share, we have elected to include them in other nonoperating expense, net on our Condensed Consolidated Statements of Operations, which is consistent with our practice prior to adopting SFAS 160.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. SFAS 157, as amended, was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, SFAS 157 was effective for us on January 1, 2009. The adoption of SFAS 157 did not have a material impact on our Condensed Consolidated Financial Statements.

The following table summarizes our non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of April 3, 2009 (in millions):

	April 3, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (A)	$64	$64	$—	$—
Marketable equity securities (B)	22	22	—	—
Derivative assets (C)	141	—	141	—

Total assets	$227	$86	$141	$—

Derivative liabilities (C)	$89	$—	$89	$—

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

(C)

We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk. For additional information about our derivative financial instruments, refer to Note 6.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP was effective for us on January 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on our Condensed Consolidated Financial Statements. For additional information about our earnings per share calculations, refer to Note 11. The following table summarizes our basic and diluted net (loss) earnings per share calculations for the years ended December 31, 2008, 2007, and 2006 as adjusted for the adoption of FSP EITF 03-06-1 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	December 31,
	2008	2007	2006
Net (loss) income	$(4,394)	$711	$(1,143)

Basic weighted average common shares outstanding (A)	485	481	475
Effect of dilutive securities (B)	—	7	—

Diluted weighted average common shares outstanding (A)	485	488	475

Basic (loss) earnings per common share	$(8.99)	$1.47	$(2.39)

Diluted (loss) earnings per common share	$(8.99)	$1.46	$(2.39)

(A)

At December 31, 2008, 2007, and 2006, we were obligated to issue, for no additional consideration, 1.0 million, 1.3 million, and 2.8 million common shares, respectively, under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted net (loss) earnings per share for each year presented.

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3 – INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of April 3, 2009 and December 31, 2008 (in millions):

	April 3, 2009	December 31, 2008
Finished goods	$769	$639
Raw materials and supplies	287	262

Total inventories	$1,056	$901

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of April 3, 2009 and December 31, 2008 (in millions):

	April 3, 2009	December 31, 2008
Land	$477	$478
Building and improvements	2,551	2,552
Machinery, equipment, and containers	3,519	3,486
Cold drink equipment	5,360	5,346
Vehicle fleet	1,584	1,608
Furniture, office equipment, and software	853	839

Property, plant, and equipment	14,344	14,309
Less: Accumulated depreciation and amortization	(8,427)	(8,274)

	5,917	6,035
Construction in process	162	208

Property, plant, and equipment, net	$6,079	$6,243

NOTE 5 – RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of April 3, 2009. From time to time, the terms and conditions of programs with TCCC are modified. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the three months ended April 3, 2009 and March 28, 2008 (in millions):

	Three Months Ended
	2009	2008
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$84	$84
Dispensing equipment repair services	23	19
Packaging material sales (preforms)	19	15
Other transactions	10	14

Total	$136	$132

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,115)	$(1,165)
Purchases of sweeteners	(100)	(75)
Purchases of finished products	(396)	(345)
Marketing support funding earned	82	116
Cold drink equipment placement funding earned	7	13

Total	$(1,522)	$(1,456)

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

Effective January 1, 2009, we and TCCC agreed to (1) implement a new incidence-based economic model in the U.S. that better aligns system interests across all packages and channels, and (2) net a significant portion of our funding from TCCC, as well as certain other arrangements with TCCC related to the purchase of concentrate, against the price we pay TCCC for concentrate.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks we seek to manage through the use of derivative instruments include interest rate risk, currency exchange risk, and commodity price risk. All derivative financial instruments are recorded at fair value on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. Changes in the fair value of these instruments are recognized in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintained strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk, and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in our Condensed Consolidated Balance Sheets as of April 3, 2009 and December 31, 2008 (in millions):

	Balance Sheets Location (A)	April 3, 2009	December 31, 2008
Assets:
Derivatives designated as hedging instruments:
Interest rate swap agreements	Prepaid expenses and other current assets	$10	$11
Interest rate swap agreements	Other noncurrent assets, net	41	41
Non-U.S. currency contracts	Prepaid expenses and other current assets	76	88
Non-U.S. currency contracts	Other noncurrent assets, net	7	—
Commodity contracts	Prepaid expenses and other current assets	6	—

Total		140	140

Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Prepaid expenses and other current assets	1	3

Total Assets		$141	$143

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swap agreements	Accounts payable and accrued expenses	$7	$5
Interest rate swap agreements	Other long-term obligations	10	11
Non-U.S. currency contracts	Accounts payable and accrued expenses	9	5
Non-U.S. currency contracts	Other long-term obligations	21	34
Commodity contracts	Accounts payable and accrued expenses	30	46

Total		77	101

Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Accounts payable and accrued expenses	1	—
Commodity contracts	Accounts payable and accrued expenses	11	15

Total		12	15

Total Liabilities		$89	$116

(A)	Amounts have been classified in our Condensed Consolidated Balance Sheets based upon when the amounts are expected to be settled or paid.

Fair Value Hedges

We utilize certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The fair value of each agreement, excluding the balance of interest to be paid or received as of the end of the period, is recorded in other noncurrent assets, net on our Condensed Consolidated Balance Sheets if in an asset position or other long-term liabilities on our Condensed Consolidated Balance Sheets if in a liability position, and an offsetting amount is included in the carrying amount of our debt. The interest receivable related to each instrument is recorded in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets and the interest payable is recorded in accounts payable and accrued expenses on our Condensed Consolidated Balance Sheets. Effective changes in the fair value of these hedges, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized immediately in interest expense, net on our Condensed Consolidated Statements of Operations. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net on our Condensed Consolidated Statements of Operations.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of April 3, 2009 and December 31, 2008:

	April 3, 2009		December 31, 2008
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Fixed-to-floating interest rate swap	EUR 300 million	November 2010	EUR 300 million	November 2010
Fixed-to-floating interest rate swap	USD 300 million	August 2013	USD 300 million	August 2013

The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Condensed Consolidated Statements of Operations for the three months ended April 3, 2009 and March 28, 2008 (in millions):

		Three Months Ended
Fair Value Hedging Instruments (A)	Statements of Operations Location	2009	2008
Interest rate swap agreements	Interest expense, net	$—	$4
Fixed-rate debt	Interest expense, net	—	(4)

(A)	The amount of ineffectiveness associated with these hedges was not material.

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency, interest rate, and commodity price fluctuations associated with certain forecasted transactions, including our purchases of raw materials and services denominated in non-functional currencies, interest payments on our floating-rate debt issuances, vehicle fuel purchases, aluminum purchases, the receipt of interest and principal on intercompany loans denominated in a non-U.S. currency, and the payment of interest and principal on debt issuances in non-functional currencies. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of April 3, 2009 and December 31, 2008 (all non-U.S. currency contracts denominated in a non-U.S. currency have been converted into USD using the period end spot rate):

	April 3, 2009		December 31, 2008
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Floating-to-fixed interest rate swap	USD 275 million	May 2011	USD 275 million	May 2011
Non-U.S. currency hedges	USD 1.2 billion	March 2013	USD 960 million	December 2011
Commodity hedges (A)	USD 124 million	December 2009	USD 30 million	September 2009

(A)	Commodity hedges relate to our purchases of vehicle fuel and aluminum.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the effect of our derivative financial instruments designated as cash flow hedges on our Condensed Consolidated Statements of Operations and other comprehensive income (OCI) for the three months ended April 3, 2009 and March 28, 2008 (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments
	Three Months Ended
Cash Flow Hedging Instruments (A)	2009	2008
Non-U.S. currency contracts	$6	$7
Commodity contracts	(1)	n/a

Total	$5	$7

	Amount of Gain (Loss) Reclassified from OCI into Earnings(B)
	Three Months Ended
Statements of Operations Location	2009	2008
Cost of sales	$12	$—
Selling, delivery, and administrative expenses	(12)	n/a
Other nonoperating income (expense), net	13	n/a

Total	$13	$—

(A)	The amount of ineffectiveness associated with these hedges was not material.
(B)

Over the next twelve months, deferred gains totaling $21 million are expected to be reclassified from OCI into the expense line item of our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item as the forecasted purchases are made.

Economic (Non-designated) Hedges

We periodically enter into derivative instruments that are designed to hedge various risks, but are not designated as hedging instruments. These hedged risks include those related to currency and commodity price fluctuations associated with certain forecasted transactions, including our purchases of raw materials in non-functional currencies and vehicle fuel. We also enter into other short-term non-designated hedges used to mitigate the currency risk on several non-functional currency intercompany and third party loans. Changes in the fair value of these instruments are recognized in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the hedged risk. The following table summarizes our outstanding economic hedges as of April 3, 2009 and December 31, 2008:

	April 3, 2009		December 31, 2008
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 91 million	December 2009	USD 113 million	December 2009
Commodity hedges(A)	USD 17 million	December 2009	USD 21 million	December 2009

(A)	Commodity hedges relate to our purchases of vehicle fuel.

The following table summarizes the effect of our derivative financial instruments not designated in specified hedging arrangements on our Condensed Consolidated Statements of Operations for the three months ended April 3, 2009 and March 28, 2008 (in millions):

	Three Months Ended
Statements of Operations Location	2009	2008
Cost of sales	$(2)	$—
Selling, delivery, and administrative expenses	(4)	n/a
Interest expense, net	(3)	n/a
Other nonoperating income (expense), net	(1)	n/a

Total	$(10)	$—

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Due to the increased volatility and tightness of the capital and credit markets, certain of our suppliers have restricted our ability to lock in prices beyond the agreements we currently have in place. In light of this, we have been exploring alternatives to manage our risk with respect to these commodities, including the expansion of our non-designated hedge programs. Subsequent to the first quarter of 2009, we entered into a series of non-designated hedge instruments to manage our market price risk with respect to certain of our aluminum purchases in 2010. Since these hedges are non-designated, changes in the fair value of the hedges will be recognized in our Condensed Consolidated Statements of Operations each reporting period.

Net Investment Hedges

We enter into certain non-U.S. currency denominated borrowings as net investment hedges of our non-U.S. subsidiaries. Changes in the carrying value of these borrowings arising from currency exchange rate changes are recognized in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. We also enter into cross-currency interest rate swap agreements as net investment hedges of our non-U.S. subsidiaries. Effective changes in the fair value of the currency agreements resulting from changes in the spot non-U.S. currency exchange rate are recognized in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net on our Condensed Consolidated Statements of Operations. At April 3, 2009 and December 31, 2008, these hedges had a fair value of $7 million, which was recorded in other noncurrent assets, net on our Consolidated Balance Sheets, and $9 million, which was recorded in other long-term obligations on our Condensed Consolidated Balance Sheets, respectively. During the first three months of 2009 and 2008, we recorded a net of tax gain of $12 million and a net of tax loss of $24 million, respectively, in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets related to these hedges. During these periods, the amount of ineffectiveness associated with these hedges was not material.

The following table summarizes our outstanding instruments designated as net investment hedges as of April 3, 2009 and December 31, 2008:

	April 3, 2009		December 31, 2008
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Cross-currency interest rate swaps	USD 450 million	August 2009	USD 450 million	August 2009

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEBT

The following table summarizes our debt as of April 3, 2009 and December 31, 2008 (in millions):

	April 3, 2009		December 31, 2008
	Principal Balance	Rates (A)	Principal Balance	Rates (A)

U.S. dollar commercial paper	$—	—%	$145	0.9%
Canadian dollar commercial paper	122	0.7	152	2.0
U.S. dollar notes due 2009-2037 (B) (C)	3,326	4.9	3,233	5.5
Euro notes due 2010	454	2.4	466	4.9
U.K. pound sterling notes due 2009-2021	764	6.1	751	6.1
Canadian dollar notes due 2009 (D)	—	—	123	5.9
Swiss franc note due 2013 (E)	177	4.4	—	—
U.S. dollar debentures due 2012-2098	3,785	7.4	3,785	7.4
U.S. dollar zero coupon notes due 2020 (F)	215	8.4	211	8.4
Capital lease obligations(G)	125	—	130	—
Other debt obligations	33	—	33	—

Total debt(H) (I)	9,001		9,029

Less: current portion of debt	989		1,782

Debt, less current portion	$8,012		$7,247

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.
(B)	In February 2009, we issued a $250 million, 4.25 percent note due 2015, and a $350 million, 3.75 percent note due 2012.
(C)

In March 2009, we extinguished $500 million of 4.38 percent notes due in September 2009. As a result of this extinguishment, we recorded a net loss of $9 million ($6 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statements of Operations.

(D)	In March 2009, a CAD 150 million ($118 million), 5.85 percent note matured.
(E)

In March 2009, we issued a 200 million Swiss franc ($172 million), 3.0 percent note due in 2013. In connection with issuance of this note, we entered into a fixed rate cross-currency swap agreement designated as a cash flow hedge with a maturity corresponding to the underlying debt (refer to Note 6).

(F)	These amounts are shown net of unamortized discounts of $323 million and $327 million as of April 3, 2009 and December 31, 2008, respectively.
(G)	These amounts represent the present value of our minimum capital lease payments as of April 3, 2009 and December 31, 2008, respectively.
(H)	At April 3, 2009, approximately $796 million of our outstanding debt was issued by our subsidiaries and guaranteed by CCE.
(I)	The total fair value of our debt was $9.4 billion and $9.0 billion at April 3, 2009 and December 31, 2008, respectively.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency public credit facility with a syndicate of 17 banks. At April 3, 2009, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report. Amounts available for borrowing under additional committed credit facilities totaled approximately $162 million as of April 3, 2009.

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

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of April 3, 2009. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

In North America, we guarantee repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts of affiliate debt outstanding under these guarantees as of April 3, 2009 and December 31, 2008 (in millions):

Category	Maturity	Guaranteed		Outstanding
		2009	2008	2009	2008
Manufacturing cooperative	Various through 2015	$239	$239	$182	$195
Vending partnership	November 2009	17	17	10	10

		$256	$256	$192	$205

We could be required to perform under these guarantees if there is a default on the outstanding affiliate debt. The guarantees do not expire unless we terminate our relationships with these entities. We hold no assets as collateral against these guarantees, and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships. As of April 3, 2009, there were no defaults on the outstanding affiliate debt.

Legal Contingencies

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Environmental

At April 3, 2009, two U.S. state superfund sites for which our and our bottling subsidiaries’ involvement or liability as a potentially responsible party (PRP) were unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 41 other U.S. federal and 11 other U.S. state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

We are unable to quantify the maximum potential amount of future payments required under our obligation to relocate previously placed equipment because the dates and costs to relocate equipment in the future are not determinable. As of April 3, 2009, our liability for the estimated costs of relocating equipment in the future was approximately $19 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain, if we are required to act upon our obligations under the Jumpstart Programs.

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

Letters of Credit

At April 3, 2009, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $306 million and letters of credit for certain operating activities aggregating $16 million. These outstanding letters of credit reduce the availability under our $2.5 billion multi-currency credit facility (refer to Note 7).

Indemnifications

In the normal course of business, we enter into agreements that provide general indemnifications. We have not made significant indemnification payments under such agreements in the past, and we believe the likelihood of incurring such obligations in the future is remote. Furthermore, we cannot reasonably estimate future potential payment obligations because we cannot predict when and under what circumstances they may be incurred. As a result, we have not recorded a liability in our Condensed Consolidated Financial Statements with respect to these general indemnifications.

NOTE 9 – EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three months ended April 3, 2009 and March 28, 2008 (in millions):

	Three Months Ended
	2009	2008
Components of net periodic benefit costs:
Service cost	$32	$37
Interest cost	51	51
Expected return on plan assets	(57)	(63)
Amortization of prior service cost	2	1
Amortization of actuarial loss	13	8
Settlements	9	—

Net periodic benefit cost	$50	$34

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all of our U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three months ended April 3, 2009 and March 28, 2008 (in millions):

	Three Months Ended
	2009	2008
Components of net periodic benefit costs:
Service cost	$3	$3
Interest cost	5	5
Amortization of prior service credit	(3)	(4)

Net periodic benefit cost	$5	$4

Contributions

Contributions to our pension and other postretirement benefit plans totaled $135 million and $90 million during the three months ended April 3, 2009 and March 28, 2008, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2009, as well as our actual contributions for the year ended December 31, 2008 (in millions):

	Projected (A) 2009	Actual (A) 2008

Pension - U.S.	$247	$71
Pension - non-U.S.	39	65
Other Postretirement	21	18

Total contributions	$307	$154

(A)

These amounts represent only Company-paid contributions. Subsequent to the first quarter of 2009, we elected to contribute an incremental $100 million to our U.S. defined benefit pension plans to improve the funded status of these plans. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 10 – INCOME TAXES

Our effective tax rate was approximately 29 percent and 60 percent for the three months ended April 3, 2009 and March 28, 2008, respectively. The following table provides a reconciliation of the income tax expense at the statutory U.S. federal rate to our actual income tax expense for the three months ended April 3, 2009 and March 28, 2008 (in millions):

	Three Months Ended
	2009	2008
U.S. federal statutory expense	$30	$7
U.S. state expense, net of federal benefit	1	1
Taxation of European and Canadian operations, net	(12)	(2)
Valuation allowance	10	—
Rate and law change expense, net (A)	(3)	8
Other, net	(1)	(2)

Total provision for income taxes	$25	$12

(A)	The 2008 amount relates to the deferred tax impact of merging certain of our subsidiaries.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. Our diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from our calculation of diluted earnings per share. The following table summarizes our basic and diluted earnings per share calculations for the three months ended April 3, 2009 and March 28, 2008 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended
	2009	2008
Net income	$61	$8

Basic weighted average common shares outstanding (A)	486	485
Effect of dilutive securities (B)	2	8

Diluted weighted average common shares outstanding (A)	488	493

Basic earnings per common share	$0.13	$0.02

Diluted earnings per common share	$0.13	$0.02

(A)

At April 3, 2009 and March 28, 2008, we were obligated to issue, for no additional consideration, 0.9 million and 1.2 million common shares, respectively, under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share for each period presented.

(B)

Options to purchase 41 million and 40 million common shares were outstanding as of April 3, 2009 and March 28, 2008, respectively. Of these amounts, options to purchase 40 million and 10 million common shares for the three months ended April 3, 2009 and March 28, 2008, respectively, were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the three months ended April 3, 2009, we granted 123,000 restricted shares (units) with a weighted average grant-date fair value of $12.64 and 97,000 share options with a weighted average grant-date fair value of $2.95. We issued an aggregate of 12,525 shares of common stock during the three months ended April 3, 2009 from the exercise of share options. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

During both the three months ended April 3, 2009 and March 28, 2008, we made dividend payments on common stock totaling $34 million.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension and other postretirement benefit plan liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. The following table summarizes our comprehensive income for the three months ended April 3, 2009 and March 28, 2008 (in millions):

	Three Months Ended
	2009	2008
Net income	$61	$8
Currency translations	(14)	39
Net investment hedges, net of tax	12	(24)
Pension and other postretirement benefit plan liability adjustments, net of tax (A)	(8)	8
Cash flow hedges, net of tax	(8)	7
Other adjustments, net of tax	2	—

Net comprehensive income adjustments, net of tax	(16)	30

Comprehensive income	$45	$38

(A)

On January 1, 2008, we recorded a $12 million, net of tax, gain in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets as a result of changing our measurement date for our pension plans from September 30 to December 31 under SFAS 158. For additional information about the adoption of SFAS 158, refer to Notes 2 and 8 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 13 – RESTRUCTURING ACTIVITIES

During the three months ended April 3, 2009 and March 28, 2008, we recorded restructuring charges totaling $45 million and $31 million, respectively. These charges, included in selling, delivery, and administrative expenses, were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. This restructuring program impacts certain aspects of our North American and European operations, and our Corporate headquarters. Through this restructuring program, we have already or intend to (1) reorganize our U.S. operations by reducing the number of business units from six to four; (2) enhance the standardization of our operating structure and business practices; (3) create a more efficient supply chain and order fulfillment structure; (4) improve customer service in North America through the implementation of a new selling system for smaller customers; and (5) streamline and reduce the cost structure of back office functions in the areas of accounting, human resources, and information technology. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $15 million. We expect to be substantially complete with these restructuring activities by the end of 2009. Based on the results of the comprehensive business review we performed during late 2008, we are continuing to evaluate additional ways to improve our effectiveness and efficiency. It is likely this evaluation will result in additional restructuring changes, but at this point it is not possible for us to estimate an amount.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes these restructuring activities for the year ended December 31, 2008 and for the three months ended April 3, 2009 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2007	$36	$7	$43
Provision	86	48	134
Cash payments	(62)	(49)	(111)

Balance at December 31, 2008	$60	$6	$66
Provision	26	19	45
Cash payments	(31)	(16)	(47)

Balance at April 3, 2009	$55	$9	$64

For additional information about our restructuring activities, refer to Note 16 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 14 – OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 13 percent and 12 percent of our net operating revenues during the three months ended April 3, 2009 and March 28, 2008, respectively. No single customer accounted for more than 10 percent of our net operating revenues in Europe during the three months ended April 3, 2009 and March 28, 2008.

We evaluate our operating segments separately to individually monitor the different factors affecting their financial performance. Segment operating income or loss includes substantially all of the segment’s cost of production, distribution, and administration. Our information technology, share-based compensation, and debt portfolio are all managed on a global basis and, therefore, expenses and/or costs attributable to these items are included in our corporate operating segment. In addition, certain administrative expenses for departments that support our segments such as legal, treasury, and risk management are included in our corporate operating segment. We evaluate segment performance and allocate resources based on several factors, of which net operating revenues and operating income are the primary financial measures.

COCA-COLA ENTERPRISES INC.

The following table summarizes selected financial information about our operating segments for the three months ended April 3, 2009 and March 28, 2008 (in millions):

	North America (A)	Europe (B)	Corporate	Consolidated
Three months ended April 3, 2009:
Net operating revenues	$3,655	$1,395	$—	$5,050
Operating income (C)	204	175	(138)	241
Capital asset investments	126	49	15	190
Three months ended March 28, 2008:
Net operating revenues	$3,353	$1,539	$—	$4,892
Operating income (D)	106	171	(114)	163
Capital asset investments	149	72	12	233

(A)	Canada contributed approximately 8 percent and 9 percent of North America’s net operating revenues during the three months ended April 3, 2009 and March 28, 2008, respectively.
(B)	Great Britain contributed approximately 36 percent and 38 percent of Europe’s net operating revenues during the three months ended April 3, 2009 and March 28, 2008, respectively.
(C)	For the three months ended April 3, 2009, our operating income in North America, Europe, and Corporate included restructuring charges totaling $17 million, $1 million, and $27 million, respectively.
(D)	For the three months ended March 28, 2008, our operating income in North America, Europe, and Corporate included restructuring charges totaling $26 million, $2 million, and $3 million, respectively.

NOTE 15 – OTHER EVENTS AND TRANSACTIONS

Hansen Distribution Agreements

In October 2008, we entered into distribution agreements with subsidiaries of Hansen Beverage Company (Hansen), the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under these agreements, we began distributing Monster Energy drinks in certain of our U.S. territories in November 2008 and in Canada and all of our European territories in early 2009. These agreements have terms of 20 years each (including renewal periods for our agreements in Europe), and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. During the first quarter of 2009, we paid Hansen approximately $71 million in conjunction with these agreements. These payments approximated the amount that Hansen was required to pay to the previous U.S. and Canadian distributors of Monster Energy drinks to terminate the agreements Hansen had with those distributors. We have recorded the amounts paid to Hansen as distribution rights and are amortizing the amounts on a straight-line basis to selling, delivery, and administrative expenses over the terms of the agreements. We expect to make additional payments to Hansen of approximately $15 million during 2009.

COCA-COLA ENTERPRISES INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our,” or “us”) is the world’s largest marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our bottle and can products to customers and consumers through license territories in 46 states in the United States (U.S.), the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and the 10 provinces of Canada (collectively referred to as North America). We are also the sole licensed bottler for products of The Coca-Cola Company (TCCC) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as Europe). Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008 (Form 10-K).

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the first quarter of 2009 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2009. For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There were three additional selling days in the first quarter of 2009 versus the first quarter of 2008 (based upon a standard five-day selling week). Year-over-year selling days will be the same in the second and third quarters, and there will be four fewer selling days in the fourth quarter of 2009 versus the fourth quarter of 2008.

Relationship with The Coca-Cola Company

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of April 3, 2009. Our financial results are greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

Financial Results

Our net income in the first quarter of 2009 was $61 million, or $0.13 per diluted common share, compared to net income of $8 million, or $0.02 per diluted common share, in the first quarter of 2008. The following items that are included in our reported results affect the comparability of our year-over-year first quarter financial results:

First Quarter 2009

•

a $45 million ($33 million net of tax, or $0.07 per diluted common share) charge related to restructuring activities, primarily in North America and to streamline and reduce the cost structure of our global back-office functions;

•	a $9 million ($6 million net of tax, or $0.01 per diluted common share) loss related to the extinguishment of debt; and

•	a net tax benefit totaling $3 million ($0.01 per diluted common share) primarily related to state tax law changes.

First Quarter 2008

•	a $31 million ($22 million net of tax, or $0.04 per diluted common share) charge related to restructuring activities, primarily in North America; and

•	a net tax expense totaling $8 million ($0.02 per diluted common share) related to the deferred tax impact of merging certain of our subsidiaries.

Financial Summary

Our financial performance during the first quarter of 2009 was impacted by the following significant factors:

•

Improved operating trends in North America including strong pricing growth, benefits from our price-package architecture strategies, and operating expense reductions from our recently implemented Ownership Cost Management (OCM) practices;

•	Difficult macroeconomic conditions contributing to persistent weakness in higher-margin products and packages, and lower than expected performance for some higher-margin emerging beverage categories;

•	Increased input costs in North America due to supply agreements and hedging instruments entered into during 2008 that locked us into higher than market prices;

•	Balanced volume and pricing growth in Europe, particularly in Great Britain, driven by strong marketplace execution and solid brand development;

•

Continued strong performance of Coca-Cola Zero throughout our territories, and the benefit of recent product additions including Monster Energy drinks in all of our territories, vitaminwater 10 and POWERade Zero in North America, and Schweppes Abbey Well mineral water in Great Britain;

•	The benefit of three additional selling days in the first quarter of 2009 versus 2008, offset partially by the shifting of the Easter holiday to the second quarter of 2009; and

•	Unfavorable currency exchange rate changes that reduced earnings per diluted common share in the first quarter of 2009 by approximately $0.04 versus the first quarter of 2008.

North America Results

In North America, we achieved net pricing per case growth of 10.0 percent, which was primarily driven by sparkling beverage rate increases implemented in the latter part of 2008 and early 2009, and slight mix impact related to our still beverages. North American sales volume declined 3.0 percent during the first quarter of 2009 reflecting the negative impact of higher sales prices, persistent weakness in higher-margin products and packages, significantly lower sales of Dasani multi-serve and single-serve packages, and lower volume of glacéau’s vitaminwater versus strong 2008 introductory volume. Our volume benefited from solid growth of Coca-Cola Zero, improved performance of our POWERade brands, and recent product additions including Monster Energy drinks and vitaminwater 10. Our bottle and can cost of sales per case increased 10.0 percent during the first quarter of 2009 reflecting the impact of (1) higher raw material costs as a result of supply agreements and hedging instruments entered into during 2008 that locked us into higher than market prices; (2) package mix shifts associated with higher cost still beverages purchased as finished goods; and (3) increased cost of sparkling beverage concentrate.

COCA-COLA ENTERPRISES INC.

During the remainder of 2009, we expect the current macroeconomic environment to remain challenging and we will continue to monitor key business indicators. We will focus our efforts on growing volume and margin for our sparkling beverages, stimulating demand in single-serve consumption channels, further increasing the availability of Coca-Cola Zero, and executing our operating plans for Monster Energy drinks and glacéau’s vitaminwater. We will also continue to focus on improving our operating effectiveness and managing our operating expenses through our OCM practices. In addition, we expect our cost of sales to moderate during the latter part of 2009 as we begin to realize the benefit of lower prices for several of our key input costs.

Europe Results

In Europe, we achieved volume growth of 5.5 percent as we were able to successfully lap strong volume in the first quarter of 2008. Our volume performance reflects solid growth in both sparkling and still beverages, which grew 6.0 percent and 3.0 percent, respectively. Great Britain experienced low double-digit growth, while continental Europe grew modestly. Solid marketplace execution, increased promotional activity, and the continued success of our “Red, Black, and Silver” three-cola strategy were the primary drivers of our first quarter of 2009 volume performance. We also had several key product additions including Monster Energy drinks across all of our territories and Schweppes Abbey Well mineral water in Great Britain. Net pricing per case increased 2.5 percent, and bottle and can costs per case grew 1.0 percent, which led to positive margin expansion year-over-year. Our European results were significantly impacted by negative currency exchange rate changes. During the remainder of 2009, we will continue to monitor key business indicators so that we can react swiftly to any changes in European market conditions that may result from global economic conditions and/or changing consumer buying habits.

OPERATIONS REVIEW

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	First Quarter
	2009	2008
Net operating revenues	100.0%	100.0%
Cost of sales	62.8	63.5

Gross profit	37.2	36.5
Selling, delivery, and administrative expenses	32.4	33.1

Operating income	4.8	3.4
Interest expense, net	3.1	2.9

Income before income taxes	1.7	0.5
Income tax expense	0.5	0.3

Net income	1.2%	0.2%

COCA-COLA ENTERPRISES INC.

Operating Income

The following table summarizes our operating income by operating segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter
	2009		2008
	Amount	Percent of Total	Amount	Percent of Total
North America	$204	84.5%	$106	65.0%
Europe	175	72.5	171	105.0
Corporate	(138)	(57.0)	(114)	(70.0)

Consolidated	$241	100.0%	$163	100.0%

Our operating income increased $78 million, or 48.0 percent, in the first quarter of 2009 to $241 million from $163 million in the first quarter of 2008. The following table summarizes the significant components of the change in our first quarter of 2009 operating income (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost, and mix on gross profit	$146	89.5%
Impact of bottle and can volume on gross profit	(11)	(7.0)
Impact of bottle and can selling day shift on gross profit	62	38.0
Impact of post-mix, non-trade, and other revenues on gross profit	16	10.0
Selling, delivery, and administrative expenses	(93)	(57.0)
Net impact of restructuring charges	(14)	(9.5)
Currency exchange rate changes	(26)	(16.0)
Other changes	(2)	0.0

Change in operating income	$78	48.0%

Net Operating Revenues

Net operating revenues increased 3.0 percent in the first quarter of 2009 to $5.1 billion. This change includes an approximately 8.0 percent reduction from currency exchange rate changes, offset partially by an approximately 4.0 percent increase due to the three additional selling days in the period. The percentage of our first quarter of 2009 net operating revenues derived from North America and Europe was 72 percent and 28 percent, respectively.

During the first quarter of 2009, our net operating revenues in North America benefited from strong pricing growth driven by sparkling beverage rate increases implemented in the latter part of 2008 and early 2009 and slight mix impact related to our still beverages. North American sales volume declined 3.0 percent during the first quarter, reflecting the impact of higher sales prices and persistent weakness in our higher-margin products and packages, including a double-digit decline in the sale of 20-ounce Dasani packages. Our volume benefited from the continued strong performance of Coca-Cola Zero and recent product additions including Monster Energy drinks and vitaminwater 10. In Europe, our net operating revenues reflect strong volume growth in both sparkling and still beverage categories, solid marketplace execution, increased promotional activity, and the continued success of our “Red, Black, and Silver” three-cola initiative.

COCA-COLA ENTERPRISES INC.

Net operating revenues per case were flat in the first quarter of 2009 versus the first quarter of 2008. The following table summarizes the significant components of the change in our first quarter of 2009 net operating revenues per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in net operating revenues per case:
Bottle and can net price per case	10.0%	2.5%	8.0%
Bottle and can currency exchange rate changes	(1.5)	(19.0)	(7.0)
Post mix, non-trade, and other	(0.5)	(1.0)	(1.0)

Change in net operating revenues per case	8.0%	(17.5)%	0.0%

During the first quarter of 2009, our bottle and can sales accounted for 91 percent of our total net operating revenues. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher margin packages or brands that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our first quarter of 2009 bottle and can net pricing per case in North America was primarily driven by sparkling beverage rate increases implemented in the latter part of 2008 and early 2009 and slight mix impact related to our still beverages. Offsetting this growth was persistent weakness in the sale of our higher-priced single-serve packages, particularly 20-ounce Dasani, which declined double digits.

Volume

The following table summarizes the change in our first quarter of 2009 bottle and can volume versus the first quarter of 2008, as adjusted to reflect the impact of three additional selling days in the first quarter of 2009 versus the first quarter of 2008 (rounded to the nearest 0.5 percent):

	North America	Europe	Consolidated
Change in volume	1.0%	9.5%	3.5%
Impact of selling day shift (A)	(4.0)	(4.0)	(4.0)

Change in volume, adjusted for selling day shift	(3.0)%	5.5%	(0.5)%

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week) and rounding due to our 0.5 percent rounding convention.

North America comprised 73 percent and 74 percent of our consolidated bottle and can volume during the first quarter of 2009 and 2008, respectively.

COCA-COLA ENTERPRISES INC.

Brands

The following table summarizes our first quarter of 2009 bottle and can volume results by major brand category, as adjusted to reflect the impact of three additional selling days in the first quarter of 2009 versus the first quarter of 2008 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Coca-Cola trademark	(2.5)%	57.5%
Sparkling flavors and energy	(3.5)	24.5
Juices, isotonics, and other	5.0	10.5
Water	(13.0)	7.5

Total	(3.0)%	100.0%

Europe:
Coca-Cola trademark	7.0%	69.5%
Sparkling flavors and energy	1.5	17.0
Juices, isotonics, and other	0.0	10.5
Water	14.0	3.0

Total	5.5%	100.0%

Consolidated:
Coca-Cola trademark	0.5%	60.5%
Sparkling flavors and energy	(2.5)	22.5
Juices, isotonics, and other	3.5	10.5
Water	(10.0)	6.5

Total	(0.5)%	100.0%

Our North American sales volume declined 3.0 percent during the first quarter of 2009. This performance reflects the negative impact of higher sales prices, persistent weakness in higher-margin products and packages, significantly lower sales of Dasani multi-serve and single-serve packages, and lower volume of glacéau’s vitaminwater versus strong 2008 introductory volume. Our volume benefited from solid growth of Coca-Cola Zero, improved performance of our POWERade brands, and recent product additions including Monster Energy drinks and vitaminwater 10.

We experienced a 2.5 percent decline in our Coca-Cola trademark products in North America during the first quarter of 2009, which included a 3.0 percent decline in our regular Coca-Cola trademark products and a 1.5 percent decline in diet Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was primarily attributable to a 2.5 percent decrease in the sales of Coca-Cola, but also reflects reduced sales of Cherry Coke and Vanilla Coke. The decrease in our diet Coca-Cola trademark products was driven by lower sales of Diet Coke and Caffeine Free Diet Coke, offset by strong volume gains of Coca-Cola Zero, which increased over 20.0 percent.

Our sparkling flavors and energy volume in North America declined 3.5 percent during the first quarter of 2009 versus the first quarter of 2008. This decrease was primarily driven by lower sales of our Sprite, Dr Pepper, and Fanta products, offset partially by significant volume gains in our energy drink category due to the addition of Monster Energy drinks to our energy drink portfolio.

Our juices, isotonics, and other volume in North America increased approximately 5.0 percent during the first quarter of 2009. The primary driver of this growth was significant volume gains for our POWERade brands, including our recently introduced POWERade Zero. Offsetting this volume growth were lower sales of glacéau’s vitaminwater versus strong introductory volume levels from a year ago and reduced performance for our Minute Maid products and tea portfolio. During the first quarter of 2009, we introduced vitaminwater 10, a new low-calorie beverage, to increase our product offerings in the enhanced water

COCA-COLA ENTERPRISES INC.

category. Sales volume for our water brands decreased 13.0 percent during the first quarter of 2009. This performance reflects double-digit declines in the sale of single-serve and multi-serve Dasani packages, offset by volume gains in the sale of glacéau’s smartwater.

In Europe, we achieved volume growth of 5.5 percent as we were able to successfully lap strong volume in the first quarter of 2008. Our volume performance reflects solid growth in both sparkling and still beverages, which grew 6.0 percent and 3.0 percent, respectively. Great Britain experienced low double-digit growth, while continental Europe grew modestly. Solid marketplace execution, increased promotional activity, and the continued success of our “Red, Black, and Silver” three-cola strategy were the primary drivers of our first quarter of 2009 volume performance. We also had several key product additions including Monster Energy drinks across all of our territories and Schweppes Abbey Well mineral water in Great Britain.

Our Coca-Cola trademark products in Europe increased 7.0 percent in the first quarter of 2009 as compared to the first quarter of 2008. This increase was driven by strong volume gains from each of our “Red, Black, and Silver” three-cola initiative products – Coca-Cola, Coca-Cola Zero, and Diet Coke / Coca-Cola light. Our sparkling flavors and energy volume in Europe increased 1.5 percent during the first quarter of 2009 reflecting higher sales of Sprite and Dr Pepper products, offset partially by declining sales of Fanta and Schweppes products. In addition, we recently enhanced greatly our energy drink portfolio in Europe with the introduction of Monster Energy drinks across all territories. Our juices, isotonics, and other volume remained flat during the first quarter of 2009, reflecting slight declines for certain of our juice products, including Minute Maid and Fanta still, offset by volume gains for Capri-Sun. Sales volume of our water brands increased 14.0 percent during the first quarter of 2009, reflecting the key addition of Schweppes Abbey Well mineral water in Great Britain and a moderate increase in the sale of Chaudfontaine mineral water in continental Europe.

Consumption

The following table summarizes our first quarter of 2009 volume results by consumption type, as adjusted to reflect the impact of three additional selling days in the first quarter of 2009 versus the first quarter of 2008 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Multi-serve (A)	(3.5)%	72.5%
Single-serve (B)	(1.5)	27.5

Total	(3.0)%	100.0%

Europe:
Multi-serve (A)	7.5%	59.5%
Single-serve (B)	2.5	40.5

Total	5.5%	100.0%

Consolidated:
Multi-serve (A)	(1.0)%	69.0%
Single-serve (B)	0.0	31.0

Total	(0.5)%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.
(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

COCA-COLA ENTERPRISES INC.

Packaging

The following table summarizes our first quarter of 2009 volume results by packaging category, as adjusted to reflect the impact of three additional selling days in the first quarter of 2009 versus the first quarter of 2008 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Cans	(3.5)%	57.0%
PET (plastic)	(1.0)	42.0
Glass and other	(33.5)	1.0

Total	(3.0)%	100.0%

Europe:
Cans	8.0%	38.5%
PET (plastic)	4.5	45.5
Glass and other	1.5	16.0

Total	5.5%	100.0%

Consolidated:
Cans	(1.5)%	52.0%
PET (plastic)	0.5	43.0
Glass and other	(5.5)	5.0

Total	(0.5)%	100.0%

Cost of Sales

Cost of sales increased 2.0 percent in the first quarter of 2009 to $3.2 billion. This change includes an approximately 8.0 percent reduction from currency exchange rate changes, offset partially by an approximately 4.0 percent increase due to the three additional selling days in the period. Cost of sales per case decreased 1.0 percent in the first quarter of 2009 versus the first quarter of 2008. The following table summarizes the significant components of the change in our first quarter of 2009 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	10.0%	1.0%	7.5%
Bottle and can currency exchange rate changes	(2.0)	(19.0)	(7.5)
Costs related to post mix, non-trade, and other	(1.0)	(0.5)	(1.0)

Change in cost of sales per case	7.0%	(18.5)%	(1.0)%

The increase in our bottle and can ingredient and packaging costs in North America during the first quarter of 2009 was driven by (1) higher raw material costs as a result of supply agreements and hedging instruments entered into during 2008 that locked us into higher than market prices; (2) package mix shifts associated with higher cost still beverages purchased as finished goods; and (3) increased cost of sparkling beverage concentrate. During the latter part of 2009, we expect our cost of sales to moderate as we begin to realize the benefit of lower prices for several of our key input costs.

Effective January 1, 2009, we and TCCC agreed to (1) implement a new incidence-based economic model in the U.S. that better aligns system interests across all packages and channels, and (2) net a significant portion of our funding from TCCC, as well as certain other arrangements with TCCC related to the purchase of concentrate, against the price we pay TCCC for concentrate.

Subsequent to the first quarter of 2009, we entered into a series of non-designated hedge instruments to manage our market price risk with respect to certain of our aluminum purchases in 2010. Since these hedges are non-designated, changes in the fair value of the hedges will be recognized in our Condensed Consolidated Statements of Operations each reporting period.

COCA-COLA ENTERPRISES INC.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (SD&A) expenses increased 1.0 percent in the first quarter of 2009 to $1.6 billion. This change includes a 5.5 percent reduction from currency exchange rate changes, offset partially by an approximately 4.0 percent increase due to the three additional selling days in the period. The following table summarizes the significant components of the change in our first quarter of 2009 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$57	3.0%
Delivery and merchandising expenses	10	0.5
Warehousing expenses	6	0.5
Selling and marketing expenses	14	1.0
Depreciation and amortization expenses	6	0.5
Net impact of restructuring charges	14	1.0
Currency exchange rate changes	(92)	(5.5)

Change in SD&A expenses	$15	1.0%

SD&A expenses as a percentage of net operating revenues was 32.4 percent and 33.1 percent in the first quarter of 2009 and 2008, respectively. Our operating expenses in the first quarter of 2009 were impacted by increased pension expense due to the significant decline in the funded status of our pension plans in 2008, higher year-over-year compensation expense related to the expected achievement of performance targets under our incentive programs, and increased restructuring charges. These factors were offset partially by the ongoing benefit of operating expense control initiatives throughout our organization including initial positive results from the implementation of OCM practices in North America. Our OCM initiative is increasing the level of cost accountability in our organization and drove savings of greater than $20 million in North America during the first quarter of 2009.

During the first quarter of 2009 and 2008, we recorded restructuring charges totaling $45 million and $31 million, respectively. These charges were primarily related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. For additional information about this restructuring program, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Interest Expense, Net

Interest expense, net increased 10 percent in the first quarter of 2009 to $156 million from $142 million in the first quarter of 2008. The following table summarizes the primary items that impacted our interest expense in the first quarter of 2009 and 2008 ($ in billions):

	First Quarter
	2009	2008
Average outstanding debt balance	$9.1	$9.5
Weighted average cost of debt	6.1%	6.1%
Fixed-rate debt (% of portfolio)	85%	79%
Floating-rate debt (% of portfolio)	15%	21%

COCA-COLA ENTERPRISES INC.

In March 2009, we extinguished $500 million of 4.38 percent notes due in September 2009. As a result of this extinguishment, we recorded a net loss of $9 million ($6 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statements of Operations.

Income Tax Expense

Our effective tax rate was approximately 29 percent and 60 percent for the first quarter of 2009 and 2008, respectively. Our effective tax rate for the first quarter of 2009 included the net favorable impact of $3 million (3 percentage point decrease in our effective tax rate) due to certain tax law changes. Our effective tax rate in the first quarter of 2008 included the net unfavorable impact of $8 million (40 percentage point increase in our effective tax rate) related to the deferred tax impact of merging certain of our subsidiaries. Our underlying effective tax rate is expected to be 26 percent to 28 percent for the full-year 2009. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first quarter of 2009 and 2008.

CASH FLOW AND LIQUIDITY REVIEW

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, public and private issuances of debt and equity securities, and bank borrowings. The capital and credit markets are more volatile and tight as a result of adverse conditions that caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. Notwithstanding the foregoing, at this time, we believe that available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends to our shareowners, any contemplated acquisitions, and share repurchases for the foreseeable future.

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency public credit facility with a syndicate of 17 banks. At April 3, 2009, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Amounts available for borrowing under other committed credit facilities totaled approximately $162 million as of April 3, 2009.

We also have uncommitted amounts available under a public debt facility that we could use for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related cost to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At April 3, 2009, we had $122 million outstanding in commercial paper. We have approximately $989 million in debt maturities in the next 12 months. We plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and cash on hand, and we intend to refinance the remaining maturities of current obligations with either commercial paper or on a long-term basis, subject to the capital and credit market risks described previously. In the event that we are temporarily unable to issue sufficient commercial paper or to issue long-term debt securities, we would expect to borrow under our primary committed credit facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under that facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

COCA-COLA ENTERPRISES INC.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, A, and A, respectively. Our ratings outlook from S&P is negative and Moody’s and Fitch are stable. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of April 3, 2009. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first quarter of 2009, our primary source of cash was proceeds from the issuance of debt totaling $772 million. Our primary uses of cash were for (1) payments on debt of $633 million; (2) net payments on commercial paper of $174 million; (3) capital asset investments of $190 million; (4) pension and other postretirement benefit plan contributions of $135 million; and (5) the acquisition of distribution rights totaling $71 million.

Operating Activities

Our net cash derived from operating activities totaled $107 million in the first quarter of 2009 versus net cash used in operating activities of $67 million in the first quarter of 2008. This increase was primarily driven by improved operating performance in the first quarter of 2009, offset partially by increased pension and other postretirement benefit plan contributions. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the first quarter of 2009 and 2008 (in millions):

	First Quarter
	2009	2008
Supply chain infrastructure improvements	$61	$76
Cold drink equipment	97	118
Vehicle fleet	9	18
Information technology and other capital investments	23	21

Total capital asset investments (A)	$190	$233

(A)	During 2009, we expect our capital asset investments to approximate $900 million.

During the first quarter of 2009, we paid Hansen Beverage Company (Hansen) approximately $71 million in conjunction with the acquisition of distribution rights for Monster Energy drinks. These payments approximated the amount that Hansen was required to pay to the previous U.S. and Canadian distributors of Monster Energy drinks to terminate the agreements Hansen had with those distributors. We expect to make additional payments to Hansen of approximately $15 million during 2009.

COCA-COLA ENTERPRISES INC.

Financing Activities

Our net cash used in financing activities totaled $69 million during the first quarter of 2009 versus net cash derived from financing activities of $188 million during the first quarter of 2008. The following table summarizes our issuances of debt, payments on debt, and our net issuances on commercial paper for the first quarter of 2009 and 2008 (in millions):

				First Quarter
Issuances of debt	Maturity Date	Rate		2009	2008
$250 million note	March 2015	4.25%		$250	$—
$350 million note	March 2012	3.75		350	—
200 million Swiss franc note (A)	March 2013	3.00		172	—
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(B)	—	45

Total issuances of debt, excluding commercial paper				772	45
Net issuances of commercial paper				—	498

Total issuances of debt				$772	$543

				First Quarter
Payments on debt	Maturity Date	Rate		2009	2008
CAD 150 million note	March 2009	5.85%		$(118)	$—
$500 million note (C)	September 2009	4.38		(509)	—
150 million U.K. pound sterling bond	March 2008	6.75		—	(299)
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(B)	—	(29)
Other payments, net	—	—		(6)	(8)

Total payments on debt, excluding commercial paper				(633)	(336)
Net payments on commercial paper				(174)	—

Total payments on debt				$(807)	$(336)

(A)

In connection with issuance of this note, we entered into a fixed rate cross-currency swap agreement designated as a cash flow hedge with a maturity corresponding to the underlying debt (refer to Note 6).

(B)	These credit facilities and notes carry variable interest rates.
(C)

In March 2009, we extinguished $500 million of 4.38 percent notes due in September 2009. As a result of this extinguishment, we recorded a net loss of $9 million ($6 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statements of Operations.

During both the three months ended April 3, 2009 and March 28, 2008, we made dividend payments on common stock totaling $34 million.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $147 million, or 7.0 percent, to $2.3 billion at April 3, 2009 from $2.2 billion at December 31, 2008. This increase was primarily attributable to the seasonality of our business, offset partially by a reduction in currency exchange rates.

Inventories increased $155 million, or 17.0 percent, to $1.1 billion at April 3, 2009 from $901 million at December 31, 2008. This increase was primarily driven by the seasonality of our business, higher costs of goods on hand due to increased input costs, and the impact of higher cost products purchased as finished goods.

Liabilities and Equity (Deficit)

Accounts payable and accrued expenses decreased $58 million, or 2.0 percent, to $2.8 billion at April 3, 2009. This decrease was primarily driven by currency exchange rate changes, the timing of payments, including those related to our marketing programs, and a lower liability for certain of our cash flow hedges due to changes in fair value. These items were offset partially by higher accrued taxes and an increase in accrued expense related to the expected achievement of performance targets under our incentive programs.

COCA-COLA ENTERPRISES INC.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans totaled $135 million and $90 million during the three months ended April 3, 2009 and March 28, 2008, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2009, as well as our actual contributions for the year ended December 31, 2008 (in millions):

	Projected(A) 2009	Actual(A) 2008
Pension - U.S.	$247	$71
Pension - non-U.S.	39	65
Other Postretirement	21	18

Total contributions	$307	$154

(A)

These amounts represent only Company-paid contributions. Subsequent to the first quarter of 2009, we elected to contribute an incremental $100 million to our U.S. defined benefit pension plans to improve the funded status of these plans. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

CONTINGENCIES

For information about our contingencies, including outstanding litigation, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Due to the increased volatility and tightness of the capital and credit markets, certain of our suppliers have restricted our ability to lock in prices beyond the agreements we currently have in place. In light of this, we have been exploring alternatives to manage our risk with respect to these commodities, including the expansion of our non-designated hedge programs. Our inability to implement alternative solutions could expose us to additional market risk with respect to the purchase of these commodities.

Subsequent to the first quarter of 2009, we entered into a series of non-designated hedge instruments to manage our market price risk with respect to certain of our aluminum purchases in 2010. Since these hedges are non-designated, changes in the fair value of the hedges will be recognized in our Condensed Consolidated Statements of Operations each reporting period.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended April 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COCA-COLA ENTERPRISES INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors,” in our Form 10-K for the year ended December 31, 2008 (Form 10-K). The risk factor set forth below was disclosed in our Form 10-K, but has been updated to provide additional information.

Additional taxes could harm our financial results.

Our tax filings are subjected to audit by tax authorities in most jurisdictions in which we do business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or potentially through the courts. Currently, there are matters that may lead to assessments involving certain of our subsidiaries, some of which may not be resolved for many years. An assessment of additional taxes resulting from these audits could have a material impact on our financial results. Additionally, changes in tax laws, regulations, related interpretations, and accounting standards in the U.S. and other countries in which we operate may adversely affect our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the first quarter of 2009:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 through January 30, 2009	6,788	$11.38	—	33,283,579
January 31, 2009 through February 27, 2009	106,290	12.23	—	33,283,579
February 28, 2009 through April 3, 2009	10,646	12.19	—	33,283,579

Total	123,724	$12.18	—	33,283,579

(A)

The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. by employees in payment of tax obligations related to stock option exercises, vesting of restricted shares, or distributions from our Stock Deferral Plan.

COCA-COLA ENTERPRISES INC.

Item 6.	Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

COCA-COLA ENTERPRISES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date: April 29, 2009	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date: April 29, 2009	/s/ Joseph D. Heinrich
Joseph D. Heinrich
Vice President, Controller, and Chief Accounting Officer