Form 10-Q
period 2009-07-03
COCA COLA ENTERPRISES INC
filed 2009-07-30
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-09300

(Exact name of registrant as specified in its charter)

Delaware	58-0503352
(State of incorporation)	(I.R.S. Employer Identification No.)

2500 Windy Ridge Parkway

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

487,949,084 Shares of $1 Par Value Common Stock as of July 3, 2009

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JULY 3, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2009	June 27, 2008	July 3, 2009	June 27, 2008
Net operating revenues	$5,909	$5,935	$10,959	$10,827
Cost of sales	3,646	3,731	6,819	6,839

Gross profit	2,263	2,204	4,140	3,988
Selling, delivery, and administrative expenses	1,714	1,708	3,350	3,329
Franchise impairment charge	—	5,279	—	5,279

Operating income (loss)	549	(4,783)	790	(4,620)
Interest expense, net	145	148	301	290
Other nonoperating income, net	4	4	5	3

Income (loss) before income taxes	408	(4,927)	494	(4,907)
Income tax expense (benefit)	95	(1,761)	120	(1,749)

Net income (loss)	$313	$(3,166)	$374	$(3,158)

Basic earnings (loss) per common share	$0.64	$(6.48)	$0.77	$(6.46)

Diluted earnings (loss) per common share	$0.64	$(6.48)	$0.77	$(6.46)

Dividends declared per common share	$0.07	$0.07	$0.14	$0.14

Basic weighted average common shares outstanding	487	485	487	485

Diluted weighted average common shares outstanding	490	485	489	485

Income (expense) amounts from transactions with The Coca-Cola Company – Note 5:
Net operating revenues	$143	$165	$279	$297
Cost of sales	(1,711)	(1,784)	(3,237)	(3,240)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	July 3, 2009	December 31, 2008
ASSETS
Current:
Cash and cash equivalents	$656	$722
Trade accounts receivable, less allowances of $69 and $52, respectively	2,859	2,154
Amounts receivable from The Coca-Cola Company	164	154
Inventories	1,126	901
Current deferred income tax assets	198	244
Prepaid expenses and other current assets	363	408

Total current assets	5,366	4,583
Property, plant, and equipment, net	6,164	6,243
Goodwill	604	604
Franchise license intangible assets, net	3,488	3,234
Other noncurrent assets, net	957	925

Total assets	$16,579	$15,589

LIABILITIES
Current:
Accounts payable and accrued expenses	$3,217	$2,907
Amounts payable to The Coca-Cola Company	551	339
Deferred cash receipts from The Coca-Cola Company	50	46
Current portion of debt	747	1,782

Total current liabilities	4,565	5,074
Debt, less current portion	8,333	7,247
Other long-term obligations	1,955	2,115
Deferred cash receipts from The Coca-Cola Company, less current	55	76
Noncurrent deferred income tax liabilities	1,171	1,086

Total liabilities	16,079	15,598

EQUITY (DEFICIT)
Shareowners’ equity (deficit):
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 495,502,034 and 495,117,935 shares, respectively	496	495
Additional paid-in capital	3,320	3,277
Accumulated deficit	(2,725)	(3,029)
Accumulated other comprehensive loss	(503)	(666)
Common stock in treasury, at cost – 7,552,950 and 7,320,447 shares, respectively	(111)	(108)

Total shareowners’ equity (deficit)	477	(31)
Noncontrolling interest	23	22

Total equity (deficit)	500	(9)

Total liabilities and equity (deficit)	$16,579	$15,589

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	July 3, 2009	June 27, 2008
Cash Flows From Operating Activities:
Net income (loss)	$374	$(3,158)
Adjustments to reconcile net income (loss) to net cash derived from operating activities:
Depreciation and amortization	509	522
Franchise impairment charge	—	5,279
Share-based compensation expense	41	24
Deferred funding income from The Coca-Cola Company, net of cash received	(17)	(30)
Deferred income tax expense (benefit)	29	(1,850)
Pension and other postretirement expense less than contributions	(156)	(32)
Net changes in assets and liabilities, net of acquisition amounts	(252)	(398)

Net cash derived from operating activities	528	357

Cash Flows From Investing Activities:
Capital asset investments	(405)	(516)
Capital asset disposals	4	6
Acquisition of distribution rights	(75)	—
Other investing activities	3	(4)

Net cash used in investing activities	(473)	(514)

Cash Flows From Financing Activities:
Change in commercial paper, net	(202)	107
Issuances of debt	1,072	432
Payments on debt	(932)	(356)
Dividend payments on common stock	(68)	(68)
Exercise of employee share options	3	17
Other financing activities	—	1

Net cash (used in) derived from financing activities	(127)	133

Net effect of exchange rate changes on cash and cash equivalents	6	1

Net Change In Cash and Cash Equivalents	(66)	(23)
Cash and Cash Equivalents At Beginning of Period	722	223

Cash and Cash Equivalents At End of Period	$656	$200

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

Sales of our products tend to be seasonal, with the second and third calendar quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the three and six months ended July 3, 2009 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2009.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2008 (Form 10-K). For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days during the three months ended July 3, 2009 and June 27, 2008, and there were three additional selling days during the six months ended July 3, 2009 versus the six months ended June 27, 2008 (based upon a standard five-day selling week). Year-over-year selling days will be the same in the third quarter, and there will be four fewer selling days in the fourth quarter of 2009 versus the fourth quarter of 2008.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – FRANCHISE LICENSE INTANGIBLE ASSETS

During the second quarter of 2008, we recorded a $5.3 billion ($3.4 billion net of tax, or $7.02 per common share) noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value at that time. The second quarter of 2008 decline in the estimated fair value of our North American franchise license intangible assets was primarily driven by the following factors, which resulted in a reduction in the forecasted cash flows and growth rates used to estimate fair value at that time:

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

For additional information about our franchise license intangible assets and goodwill, refer to Note 2 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 3 – INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of July 3, 2009 and December 31, 2008 (in millions):

	July 3, 2009	December 31, 2008
Finished goods	$805	$639
Raw materials and supplies	321	262

Total inventories	$1,126	$901

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of July 3, 2009 and December 31, 2008 (in millions):

	July 3, 2009	December 31, 2008
Land	$486	$478
Building and improvements	2,616	2,552
Machinery, equipment, and containers	3,637	3,486
Cold drink equipment	5,561	5,346
Vehicle fleet	1,589	1,608
Furniture, office equipment, and software	888	839

Property, plant, and equipment	14,777	14,309
Less: Accumulated depreciation and amortization	(8,804)	(8,274)

	5,973	6,035
Construction in process	191	208

Property, plant, and equipment, net	$6,164	$6,243

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of July 3, 2009. From time to time, the terms and conditions of programs with TCCC are modified. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2009 and June 27, 2008 (in millions):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$93	$100	$177	$184
Dispensing equipment repair services	22	22	45	41
Packaging material sales (preforms)	16	18	35	33
Other transactions	12	25	22	39

Total	$143	$165	$279	$297

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,268)	$(1,425)	$(2,387)	$(2,590)
Purchases of sweeteners	(131)	(88)	(231)	(163)
Purchases of finished products	(424)	(436)	(820)	(781)
Marketing support funding earned	103	149	185	265
Cold drink equipment placement funding earned	9	16	16	29

Total	$(1,711)	$(1,784)	$(3,237)	$(3,240)

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks we seek to manage through the use of derivative financial instruments include interest rate risk, currency exchange risk, and commodity price risk. All derivative financial instruments are recorded at fair value on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While the majority of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. Changes in the fair value of these instruments are recognized in the expense line item on our Condensed Consolidated Statement of Operations that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk, and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in our Condensed Consolidated Balance Sheets as of July 3, 2009 and December 31, 2008 (in millions):

	Balance Sheets Location (A)	July 3, 2009	December 31, 2008
Assets:
Derivatives designated as hedging instruments:
Interest rate swap agreements (B)	Prepaid expenses and other current assets	$20	$11
Interest rate swap agreements	Other noncurrent assets, net	35	41
Non-U.S. currency contracts	Prepaid expenses and other current assets	35	88
Non-U.S. currency contracts	Other noncurrent assets, net	8	—
Commodity contracts	Prepaid expenses and other current assets	12	—

Total		110	140

Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Prepaid expenses and other current assets	—	3
Commodity contracts	Prepaid expenses and other current assets	14	—

Total Assets		$124	$143

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swap agreements (B)	Accounts payable and accrued expenses	$4	$5
Interest rate swap agreements	Other long-term obligations	10	11
Non-U.S. currency contracts	Accounts payable and accrued expenses	29	5
Non-U.S. currency contracts	Other long-term obligations	65	34
Commodity contracts	Accounts payable and accrued expenses	7	46

Total		115	101

Derivatives not designated as hedging instruments:
Commodity contracts	Accounts payable and accrued expenses	7	15
Commodity contracts	Other long-term obligations	1	—

Total		8	15

Total Liabilities		$123	$116

(A)	Amounts have been classified in our Condensed Consolidated Balance Sheets as current or noncurrent based upon when the amounts are expected to be settled or paid.

(B )

Amounts represent the gross interest receivable or payable on our interest rate swap agreements. These amounts have been classified as current assets or liabilities, because they are settled within one year.

Fair Value Hedges

We utilize certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized immediately in interest expense, net on our Condensed Consolidated Statement of Operations. The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of July 3, 2009 and December 31, 2008:

	July 3, 2009		December 31, 2008
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Fixed-to-floating interest rate swap	EUR 300 million	November 2010	EUR 300 million	November 2010
Fixed-to-floating interest rate swap	USD 300 million	August 2013	USD 300 million	August 2013

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2009 and June 27, 2008 (in millions):

		Three Months Ended		Six Months Ended
Fair Value Hedging Instruments (A)	Statement of Operations Location	2009	2008	2009	2008
Interest rate swap agreements	Interest expense, net	$(5)	$(11)	$(5)	$(7)
Fixed-rate debt	Interest expense, net	5	11	5	7

(A)	The amount of ineffectiveness associated with these hedges was not material.

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency, interest rate, and commodity price fluctuations associated with certain forecasted transactions, including our purchases of raw materials and services denominated in non-functional currencies, interest payments on our floating-rate debt issuances, vehicle fuel purchases, aluminum purchases, the receipt of interest and principal on intercompany loans denominated in a non-U.S. currency, and the payment of interest and principal on debt issuances in non-functional currencies. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Condensed Consolidated Statement of Operations that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Condensed Consolidated Statement of Operations that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of July 3, 2009 and December 31, 2008 (all non-U.S. currency contracts denominated in a non-U.S. currency have been converted into USD using the period end spot rate):

	July 3, 2009		December 31, 2008
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Floating-to-fixed interest rate swap	USD 275 million	May 2011	USD 275 million	May 2011
Non-U.S. currency hedges	USD 1.5 billion	March 2013	USD 960 million	December 2011
Commodity hedges (A)	USD 153 million	June 2010	USD 30 million	September 2009

(A)	Commodity hedges relate to our purchases of vehicle fuel and aluminum.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our Condensed Consolidated Statements of Operations and other comprehensive income (OCI) for the three and six months ended July 3, 2009 and June 27, 2008 (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments
	Three Months Ended		Six Months Ended
Cash Flow Hedging Instruments (A)	2009	2008	2009	2008
Interest rate swap agreements	$—	$2	$—	$2
Non-U.S. currency contracts	(39)	—	(33)	7
Commodity contracts	5	2	4	2

Total	$(34)	$4	$(29)	$11

	Amount of Gain (Loss) Reclassified from OCI into Earnings (B)
	Three Months Ended		Six Months Ended
Statement of Operations Location	2009	2008	2009	2008
Cost of sales	$12	$3	$24	$3
Selling, delivery, and administrative expenses	(10)	—	(22)	—
Other nonoperating income (expense), net	(28)	n/a	(15)	n/a

Total	$(26)	$3	$(13)	$3

(A)	Ineffectiveness associated with these hedges resulted in a $3 million loss recognized in earnings during the three and six months ended July 3, 2009.

(B )

Over the next 12 months, deferred gains totaling $19 million are expected to be reclassified from OCI into the expense line item of our Condensed Consolidated Statement of Operations that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

Economic (Non-designated) Hedges

In the past, we have periodically entered into derivative instruments that are designed to hedge various risks, but are not designated as hedging instruments. These hedged risks include those related to currency and commodity price fluctuations associated with certain forecasted transactions, including our purchases of raw materials in non-functional currencies, vehicle fuel, and aluminum. We also enter into other short-term non-designated hedges used to mitigate the currency risk on several non-functional currency intercompany and third party loans.

Due to the increased volatility and tightness of the capital and credit markets, certain of our suppliers have restricted our ability to hedge prices beyond the agreements we currently have in place. As a result, we have expanded, and expect to continue to expand, our non-designated hedge programs.

The following table summarizes our outstanding economic hedges as of July 3, 2009 and December 31, 2008:

	July 3, 2009		December 31, 2008
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 47 million	December 2009	USD 113 million	December 2009
Commodity hedges (A)	USD 178 million	December 2010	USD 21 million	December 2009

(A)	Commodity hedges relate to our purchases of vehicle fuel and aluminum.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Each reporting period, changes in the fair value of our economic hedges are recognized in the expense line item on our Condensed Consolidated Statement of Operations that is consistent with the nature of the hedged risk. The following table summarizes the effect of our derivative financial instruments not designated in specified hedging arrangements on our Condensed Consolidated Statements of Operations for the three and six months ended July 3, 2009 and June 27, 2008 (in millions):

	Three Months Ended		Six Months Ended
Statement of Operations Location	2009	2008	2009	2008
Cost of sales	$3	$1	$1	$1
Selling, delivery, and administrative expenses	—	n/a	(4)	n/a
Interest expense, net	—	n/a	(3)	n/a
Other nonoperating income, net	1	n/a	—	n/a

Total	$4	$1	$(6)	$1

Net Investment Hedges

We enter into certain non-U.S. currency denominated borrowings as net investment hedges of our non-U.S. subsidiaries. Changes in the carrying value of these borrowings arising from currency exchange rate changes are recognized in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. We also enter into cross-currency interest rate swap agreements as net investment hedges of our non-U.S. subsidiaries. Effective changes in the fair value of the currency agreements resulting from changes in the spot non-U.S. currency exchange rate are recognized in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net on our Condensed Consolidated Statement of Operations. At July 3, 2009 and December 31, 2008, these hedges had a fair value of $10 million, which was recorded in accounts payable and accrued expenses on our Consolidated Balance Sheets, and $9 million, which was recorded in other long-term obligations on our Condensed Consolidated Balance Sheets, respectively. During the six months ended June 27, 2008, we recorded a net of tax loss of $24 million in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet related to these hedges. During these periods, the amount of ineffectiveness associated with these hedges was not material.

The following table summarizes our outstanding instruments designated as net investment hedges as of July 3, 2009 and December 31, 2008:

	July 3, 2009		December 31, 2008
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Cross-currency interest rate swaps	USD 450 million	August 2009	USD 450 million	August 2009

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEBT

The following table summarizes our debt as of July 3, 2009 and December 31, 2008 (in millions):

	July 3, 2009		December 31, 2008
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$—	—%	$145	0.9%
Canadian dollar commercial paper	103	0.3	152	2.0
U.S. dollar notes due 2009-2037 (B) (C)	3,624	4.7	3,233	5.5
Euro notes due 2010	469	1.7	466	4.9
U.K. pound sterling notes due 2016-2021(D)	557	6.5	751	6.1
Canadian dollar notes due 2009 (E)	—	—	123	5.9
Swiss franc note due 2013 (F)	184	4.4	—	—
U.S. dollar debentures due 2012-2098	3,786	7.4	3,785	7.4
U.S. dollar zero coupon notes due 2020(G) (H)	199	8.4	211	8.4
Capital lease obligations (I)	123	—	130	—
Other debt obligations	35	—	33	—

Total debt (J) (K)	9,080		9,029

Less: current portion of debt	747		1,782

Debt, less current portion	$8,333		$7,247

( A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)	In February 2009, we issued a $250 million, 4.25 percent note due 2015, and a $350 million, 3.75 percent note due 2012. In May 2009, we issued an additional $300 million, 4.25 percent note due 2015.

(C )

In March 2009, we extinguished $500 million of 4.38 percent notes due in September 2009. As a result of this extinguishment, we recorded a net loss of $9 million ($6 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statement of Operations and presented as a net cash outflow in the financing section of our Condensed Consolidated Statement of Cash Flows.

(D)	In May 2009, a GBP 175 million ($267 million), 5.25 percent note matured.

(E)	In March 2009, a CAD 150 million ($118 million), 5.85 percent note matured.

(F)

In March 2009, we issued a 200 million Swiss franc ($172 million), 3.0 percent note due in 2013. In connection with the issuance of this note, we entered into a fixed rate cross-currency swap agreement designated as a cash flow hedge with a maturity corresponding to the underlying debt (refer to Note 6).

(G)

In June 2009, we paid $28 million to repurchase zero coupon notes with a par value totaling $50 million and unamortized discounts of $30 million. As a result of these extinguishments, we recorded a net loss of $8 million ($5 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statement of Operations and presented as a net cash outflow in the financing section of our Condensed Consolidated Statement of Cash Flows.

(H)	These amounts are shown net of unamortized discounts of $289 million and $327 million as of July 3, 2009 and December 31, 2008, respectively.

(I)	These amounts represent the present value of our minimum capital lease payments as of July 3, 2009 and December 31, 2008, respectively.

(J)	At July 3, 2009, approximately $801 million of our outstanding debt was issued by our subsidiaries and guaranteed by CCE.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(K)

The total fair value of our debt was $9.8 billion and $9.0 billion at July 3, 2009 and December 31, 2008, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through a variety of valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 17 banks. At July 3, 2009, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report. Amounts available for borrowing under additional committed credit facilities totaled approximately $20 million as of July 3, 2009.

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of July 3, 2009. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

In North America, we guarantee repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts of affiliate debt outstanding under these guarantees as of July 3, 2009 and December 31, 2008 (in millions):

Category	Maturity	Guaranteed		Outstanding
		2009	2008	2009	2008
Manufacturing cooperative	Various through 2015	$239	$239	$180	$195
Vending partnership	November 2009	15	17	11	10

		$254	$256	$191	$205

We could be required to perform under these guarantees if there is a default on the outstanding affiliate debt. The guarantees do not expire unless we terminate our relationships with these entities. We hold no assets as collateral against these guarantees and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships. As of July 3, 2009, there were no defaults on the outstanding affiliate debt.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Contingencies

During early 2008, the United Kingdom’s Office of Fair Trading (OFT) commenced an investigation in connection with the four largest grocery retailers in the United Kingdom, as well as a large number of their suppliers, including us, regarding alleged involvement in the coordination of retail prices among retailers. As part of the investigation, the OFT sent us a request for information, and we have gathered data to provide to the OFT for their inspection. The first inspection of data occurred in October 2008. Because the investigation is in its early stages, it is not possible for us to predict the ultimate outcome of this matter at this time.

There are various other lawsuits and claims pending against us, including claims for injury to persons or property. We believe that such claims are covered by insurance with financially responsible carriers, or we have recognized adequate provisions for losses in our Condensed Consolidated Financial Statements. In our opinion, the losses that might result from such litigation arising from these claims are not expected to have a material adverse effect on our Condensed Consolidated Financial Statements.

Environmental

At July 3, 2009, two U.S. state superfund sites for which our and our bottling subsidiaries’ involvement or liability as a potentially responsible party (PRP) were unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 41 other U.S. federal and 11 other U.S. state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

•	Maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement;

•	Maintain and stock the equipment in accordance with specified standards for marketing TCCC products;

•	Report annually to TCCC during the period the equipment is in service whether or not, on average, the equipment purchased has generated a stated minimum sales volume of TCCC products; and

•

Relocate equipment if the previously placed equipment is not generating sufficient sales volume of TCCC products to meet the minimum requirements. Movement of the equipment is only required if it is determined that, on average, sufficient volume is not being generated, and it would help to ensure our performance under the Jumpstart Programs.

We are unable to quantify the maximum potential amount of future payments required under our obligation to relocate previously placed equipment because the dates and costs to relocate equipment in the future are not determinable. As of July 3, 2009, our liability for the estimated future costs of relocating equipment that has not met the minimum sales volume was approximately $19 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain, if we are required to act upon our obligations under the Jumpstart Programs.

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

Letters of Credit

At July 3, 2009, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $303 million and letters of credit for certain operating activities aggregating $13 million. These outstanding letters of credit reduce the availability under our $2.5 billion multi-currency credit facility (refer to Note 7).

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 9 – EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three and six months ended July 3, 2009 and June 27, 2008 (in millions):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Components of net periodic benefit costs:
Service cost	$33	$36	$65	$73
Interest cost	51	51	102	102
Expected return on plan assets	(57)	(62)	(114)	(125)
Amortization of prior service cost	2	1	4	2
Amortization of actuarial loss	13	8	26	16
Settlements	2	—	11	—

Net periodic benefit cost	$44	$34	$94	$68

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all of our U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three and six months ended July 3, 2009 and June 27, 2008 (in millions):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Components of net periodic benefit costs:
Service cost	$2	$2	$5	$5
Interest cost	6	5	11	10
Amortization of prior service credit	(3)	(3)	(6)	(7)

Net periodic benefit cost	$5	$4	$10	$8

Contributions

Contributions to our pension and other postretirement benefit plans totaled $260 million and $108 million during the six months ended July 3, 2009 and June 27, 2008, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2009, as well as our actual contributions for the year ended December 31, 2008 (in millions):

	Projected(A) 2009	Actual(A) 2008
Pension - U.S.	$247	$71
Pension - non-U.S.	39	65
Other Postretirement	21	18

Total contributions	$307	$154

(A)

These amounts represent only company-paid contributions. During the second quarter of 2009, we elected to contribute an incremental $100 million to our U.S. defined benefit pension plans to improve the funded status of these plans. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10 – INCOME TAXES

Our effective tax rate was a provision of 24 percent and a benefit of 36 percent for the six months ended July 3, 2009 and June 27, 2008, respectively. The following table provides a reconciliation of the income tax provision (benefit) at the statutory U.S. federal rate to our actual income tax provision (benefit) for the six months ended July 3, 2009 and June 27, 2008 (in millions):

	Six Months Ended
	2009	2008
U.S. federal statutory expense (benefit)	$173	$(1,717)
U.S. state expense (benefit), net of federal benefit	3	(168)
Taxation of European and Canadian operations, net	(63)	8
Valuation allowance (A)	5	117
Rate and law change expense, net (B)	(3)	7
Nondeductible items	7	6
Other, net	(2)	(2)

Total provision (benefit) for income taxes (C)	$120	$(1,749)

(A )

The 2008 amount includes a $115 million valuation allowance for certain of our deferred tax assets in Canada as a result of the noncash franchise impairment charge recorded during the second quarter of 2008.

(B)	The 2008 amount primarily relates to the deferred tax impact of merging certain of our subsidiaries.

( C)

The 2008 amount includes a net income tax benefit totaling $1.9 billion related to the noncash franchise impairment charge recorded during the second quarter of 2008. This net income tax benefit did not impact our current or future cash taxes. For additional information about the noncash franchise impairment charge, refer to Note 2.

NOTE 11 – EARNINGS (LOSS) PER SHARE

We calculate our basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares and participating securities outstanding during the period. Our diluted earnings (loss) per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings (loss) per share. The following table summarizes our basic and diluted earnings (loss) per common share calculations for the three and six months ended July 3, 2009 and June 27, 2008 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Net income (loss)	$313	$(3,166)	$374	$(3,158)

Basic weighted average common shares outstanding (A)	487	485	487	485
Effect of dilutive securities (B)	3	—	2	—

Diluted weighted average common shares outstanding (A)	490	485	489	485

Basic earnings (loss) per common share	$0.64	$(6.48)	$0.77	$(6.46)

Diluted earnings (loss) per common share	$0.64	$(6.48)	$0.77	$(6.46)

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(A)

At July 3, 2009 and June 27, 2008, we were obligated to issue, for no additional consideration, 0.9 million and 1.1 million common shares, respectively, under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted earnings per common share for each period presented.

(B )

Options to purchase 39 million shares were outstanding as of July 3, 2009. Of this amount, options to purchase 30 million and 33 million common shares for the three and six months ended July 3, 2009, respectively, were not included in the computation of diluted earnings per common share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities. For the three and six months ended June 27, 2008, all outstanding options to purchase common shares were excluded from the calculation of diluted earnings per common share because their effect on our loss per common share was antidilutive.

During the six months ended July 3, 2009, we granted 155,000 restricted shares (units) with a weighted average grant-date fair value of $13.57 and 150,000 share options with a weighted-average grant date fair value of $3.50. We issued an aggregate of 181,268 shares of common stock from the exercise of share options during the six months ended July 3, 2009. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

Dividend payments on our common stock totaled $68 million during the six months ended July 3, 2009 and June 27, 2008. In July 2009, our Board of Directors approved a $0.01 increase in our quarterly dividend from $0.07 to $0.08 beginning in the third quarter of 2009.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension and other postretirement benefit plan liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. The following table summarizes our comprehensive income (loss) for the three and six months ended July 3, 2009 and June 27, 2008 (in millions):

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Net income (loss)	$313	$(3,166)	$374	$(3,158)
Currency translations	198	28	184	67
Net investment hedges, net of tax	(12)	—	—	(24)
Pension and other postretirement benefit plan liability adjustments, net of tax (A)	9	(4)	1	4
Cash flow hedges, net of tax	(8)	1	(16)	8
Other adjustments, net of tax (B)	(8)	(7)	(6)	(7)

Net comprehensive income adjustments, net of tax	179	18	163	48

Comprehensive income (loss)	$492	$(3,148)	$537	$(3,110)

(A)

On January 1, 2008, we recorded a $12 million net of tax gain in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet as a result of changing our measurement date for our pension plans from September 30 to December 31 under SFAS 158. For additional information about the adoption of SFAS 158, refer to Notes 2 and 8 of the Notes to Consolidated Financial Statements in our Form 10-K.

( B)	The aggregate related fair value of our investment in certain marketable equity securities was approximately $21 million as of July 3, 2009.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13 – RESTRUCTURING ACTIVITIES

During the three and six months ended July 3, 2009, we recorded restructuring charges totaling $26 million and $71 million, respectively, and during three and six months ended June 27, 2008, we recorded restructuring charges totaling $18 million and $49 million, respectively. These amounts are included in selling, delivery, and administrative expenses on our Condensed Consolidated Statements of Operations.

Approximately $20 million and $59 million of our total restructuring charges during the three and six months ended July 3, 2009, respectively, and $18 million and $49 million during the three and six months ended June 27, 2008, respectively, were related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. Through this restructuring program we have already or intend to (1) reorganize our U.S. operations by reducing the number of business units from six to four; (2) enhance the standardization of our operating structure and business practices; (3) create a more efficient supply chain and order fulfillment structure; (4) improve customer service in North America through the implementation of a new selling system for smaller customers; and (5) streamline and reduce the cost structure of back office functions in the areas of accounting and human resources. During the remainder of this program, we expect these restructuring activities to result in additional charges totaling approximately $10 million. We expect to be substantially complete with these restructuring activities by the end of 2009.

Approximately $6 million and $12 million of our total restructuring charges during the three and six months ended July 3, 2009, respectively, were related to key strategic projects developed during the comprehensive business review we performed in late 2008. These projects are designed to further improve our operating effectiveness and efficiency and principally relate to enhancing our supply chain integration, transforming our go-to-market model, harmonizing our facilities, and optimizing certain business processes. We are continuing to evaluate the scope of these projects, and it is likely we will incur additional restructuring charges. We intend to provide additional details on these projects in the third quarter of 2009.

The following table summarizes our restructuring activities for the six months ended July 3, 2009 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total

Balance at December 31, 2008	$60	$6	$66
Provision	34	37	71
Cash payments	(45)	(30)	(75)
Noncash items	—	(7)	(7)

Balance at July 3, 2009	$49	$6	$55

For additional information about our restructuring activities, refer to Note 16 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 14 – OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores, Inc. (and its affiliated companies)

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

accounted for approximately 12 percent of our net operating revenues during both the six months ended July 3, 2009 and June 27, 2008. No single customer accounted for more than 10 percent of our net operating revenues in Europe during the six months ended July 3, 2009 and June 27, 2008.

We evaluate our operating segments separately to individually monitor the different factors affecting their financial performance. Segment operating income or loss includes substantially all of the segment’s cost of production, distribution, and administration. Our information technology, share-based compensation, and debt portfolio are all managed on a global basis and, therefore, expenses and/or costs attributable to these items are generally included in our corporate operating segment. In addition, certain administrative expenses for departments that support our segments such as legal, treasury, and risk management are included in our corporate operating segment. We evaluate segment performance and allocate resources based on several factors, of which net operating revenues and operating income are the primary financial measures.

The following table summarizes selected financial information about our operating segments for the three and six months ended July 3, 2009 and June 27, 2008 (in millions):

	North America (A)	Europe (B)	Corporate	Consolidated
Three months ended July 3, 2009:
Net operating revenues	$4,135	$1,774	$—	$5,909
Operating income (loss) (C)	375	308	(134)	549
Three months ended June 27, 2008:
Net operating revenues	$4,036	$1,899	$—	$5,935
Operating (loss) income (D)	(4,947)	287	(123)	(4,783)
Six months ended July 3, 2009:
Net operating revenues	$7,790	$3,169	$—	$10,959
Operating income (loss) (E)	579	483	(272)	790
Capital asset investments	259	115	31	405
Six months ended June 27, 2008:
Net operating revenues	$7,389	$3,438	$—	$10,827
Operating (loss) income (F)	(4,841)	458	(237)	(4,620)
Capital asset investments	322	165	29	516

(A)	Canada contributed approximately 8 percent and 10 percent of North America’s net operating revenues during the six months ended July 3, 2009 and June 27, 2008, respectively.

(B)	Great Britain contributed approximately 38 percent and 40 percent of Europe’s net operating revenues during the six months ended July 3, 2009 and June 27, 2008, respectively.

(C)	For the three months ended July 3, 2009, our operating income in North America, Europe, and Corporate included restructuring charges totaling $9 million, $2 million, and $15 million, respectively.

(D)

For the three months ended June 27, 2008, our operating income in North America, Europe, and Corporate included restructuring charges totaling $9 million, $3 million, and $6 million, respectively. Our North American operating income also included a $5.3 billion noncash franchise impairment charge. For additional information about the noncash franchise impairment charge and restructuring charges, refer to Notes 2 and 13, respectively.

(E)	For the six months ended July 3, 2009, our operating income in North America, Europe, and Corporate included restructuring charges totaling $26 million, $3 million, and $42 million, respectively.

(F)

For the six months ended June 27, 2008, our operating income in North America, Europe, and Corporate included restructuring charges totaling $35 million, $5 million, and $9 million, respectively. Our North American operating income also included a $5.3 billion noncash franchise impairment charge. For additional information about the noncash franchise impairment charge and restructuring charges, refer to Notes 2 and 13, respectively.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 15 – OTHER EVENTS AND TRANSACTIONS

Hansen Distribution Agreements

In October 2008, we entered into distribution agreements with subsidiaries of Hansen Beverage Company (Hansen), the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under these agreements, we began distributing Monster Energy drinks in certain of our U.S. territories in November 2008 and in Canada and all of our European territories in early 2009. These agreements have terms of 20 years each (including renewal periods for our agreements in Europe), and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. During the six months ended July 3, 2009, we paid Hansen approximately $75 million in conjunction with these agreements. These payments approximated the amount that Hansen was required to pay to the previous U.S. and Canadian distributors of Monster Energy drinks to terminate the agreements Hansen had with those distributors. We have recorded the amounts paid to Hansen as distribution rights and are amortizing the amounts on a straight-line basis to selling, delivery, and administrative expenses over the terms of the agreements. We expect to make additional payments to Hansen of approximately $10 million during the remainder of 2009.

NOTE 16 – NEW ACCOUNTING STANDARDS

Recently Issued Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” by replacing the quantitative-based risks and rewards calculation for determining the primary beneficiary of a variable interest entity with a qualitative approach that focuses on identifying which enterprise has a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity has both the: (1) power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) obligation to absorb losses or the right to receive benefits from the variable interest entity. Additionally, this standard requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 also requires enhanced disclosures that will provide users of financial statements more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for us on January 1, 2010. We are still in the process of evaluating the impact SFAS 167 will have on our Condensed Consolidated Financial Statements.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132 (R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009.

Recently Adopted Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. The statement requires disclosure of the date through which subsequent events were evaluated and the basis for that date. SFAS 165 sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 was effective for us for the period ending July 3, 2009 and requires prospective application. We have evaluated certain events and transactions occurring after July 3, 2009 and through July 30, 2009, the date of our Form 10-Q filing, and determined that none met the definition of a subsequent event for purposes of recognition or disclosure in our Condensed Consolidated Financial Statements for the period ended July 3, 2009.

In April 2009, the FASB issued FSP No. 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1). FSP 107-1 requires disclosures about fair value of financial instruments for interim reporting periods and amends APB Opinion No. 28 “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The FSP was effective for the period ended July 3, 2009 (refer to Note 7).

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions or renewals of intangible assets in the future.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (SFAS 141R). SFAS 141R, as amended, continues to require the acquisition method of accounting to be applied to all business combinations, but it significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statements of Operations of the amounts of consolidated net income attributable to the parent and

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

to the noncontrolling interest, if material. This statement was effective for us on January 1, 2009. The adoption of SFAS 160 did not have a material impact on our Condensed Consolidated Financial Statements. We consolidate several entities that have noncontrolling interests, including certain manufacturing and purchasing cooperatives in which we participate. Noncontrolling interests related to these entities totaled $23 million and $22 million as of July 3, 2009 and December 31, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of our Condensed Consolidated Balance Sheets. Noncontrolling interest related to these entities totaled $21 million and $19 million as of December 31, 2007 and 2006, respectively. The amount of net income (expense) attributable to the noncontrolling interest in these entities totaled less than $5 million during the three and six months ended July 3, 2009 and June 27, 2008. Due to the insignificance of these amounts and the fact that the classification has no impact on our earnings per common share, we have elected to include them in other nonoperating income (expense), net on our Condensed Consolidated Statements of Operations, which is consistent with our practice prior to adopting SFAS 160.

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

The following table summarizes our non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of July 3, 2009 (in millions):

	July 3, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (A)	$65	$65	$—	$—
Marketable equity securities (B)	21	21	—	—
Derivative assets (C)	124	—	124	—

Total assets	$210	$86	$124	$—

Derivative liabilities (C)	$123	$—	$123	$—

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” This FSP was effective for us on January 1, 2009 and requires all prior-period earnings per share data that is

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

presented to be adjusted retrospectively. The adoption of FSP EITF 03-6-1 did not have a material impact on our Condensed Consolidated Financial Statements. For additional information about our earnings per share calculations, refer to Note 11. The following table summarizes our basic and diluted net (loss) earnings per common share calculations for the years ended December 31, 2008, 2007, and 2006 as adjusted for the adoption of FSP EITF 03-6-1 (in millions, except per share data; per share data is calculated prior to rounding to millions):

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

(B )

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the second quarter and first six months of 2009 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2009.

For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days during the second quarter of 2009 and 2008, and there were three additional selling days during the first six months of 2009 versus the first six months of 2008 (based upon a standard five-day selling week). Year-over-year selling days will be the same in the third quarter, and there will be four fewer selling days in the fourth quarter of 2009 versus the fourth quarter of 2008.

Relationship with The Coca-Cola Company

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of July 3, 2009. Our financial results are greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

Financial Results

Our net income in the second quarter of 2009 was $313 million, or $0.64 per diluted common share, compared to a net loss of $3.2 billion, or $6.48 per common share, in the second quarter of 2008. The following items that are included in our reported results affect the comparability of our year-over-year second quarter financial results:

Second Quarter 2009

•

a $26 million ($15 million net of tax, or $0.03 per diluted common share) charge related to restructuring activities, primarily to streamline and reduce the cost structure of our global back-office functions and to support the integration and optimization of key supply chain initiatives.

Second Quarter 2008

•

a $5.3 billion ($3.4 billion net of tax, or $7.02 per common share) noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value at that time;

•	an $18 million ($11 million net of tax, or $0.02 per common share) charge related to restructuring activities; and

•	a $1 million benefit from various tax rate changes.

Financial Summary

Our financial performance during the second quarter of 2009 was impacted by the following significant factors:

•	Improved operating trends in North America highlighted by positive margin expansion driven primarily by price-package architecture initiatives and enhanced operating efficiency;

•	Operating expense control efforts related to our Ownership Cost Management (OCM) practices;

•	Macroeconomic conditions contributing to persistent weakness in higher-margin products and packages and lower than expected performance for some higher-margin emerging beverage categories;

•	Increased input costs in North America due to supply agreements and hedging instruments entered into during 2008 that locked us into higher than market prices;

•	Balanced volume and pricing growth in Europe driven by strong Coca-Cola trademark growth, solid marketplace execution, and hurdling a prior year labor disruption volume decline;

•

Continued strong performance of Coca-Cola Zero throughout our territories, and the benefit of recent product additions including Monster Energy drinks in all of our territories, vitaminwater 10 in North America, and Schweppes Abbey Well mineral water in Great Britain;

•	The benefit of holiday shifts (Easter and Fourth of July) into the second quarter of 2009; and

•	Unfavorable currency exchange rate changes that reduced earnings per diluted common share in the second quarter of 2009 by approximately $0.08 versus the second quarter of 2008.

North America Results

In North America, we achieved net pricing per case growth of 8.5 percent primarily through sparkling beverage rate increases implemented in the latter part of 2008 and early 2009 and a slight positive mix shift associated with higher-priced still beverages. Our North American sales volume declined 3.5 percent reflecting the negative impact of higher sales prices, persistent weakness in higher-margin products and packages, a substantial decline in the sale of Dasani multi-serve and single-serve packages, and lower sales of glacéau’s vitaminwater versus strong 2008 introductory volume. Our volume benefited from slightly improved sparkling beverage trends including solid growth for Coca-Cola Zero, price-package architecture initiatives such as our 18 and 20-pack can configurations and 14 and 16-ounce bottles, recent product additions including Monster Energy drinks and vitaminwater 10, and holiday shifts. Our bottle and can cost of sales per case increased 7.0 percent during the second quarter of 2009 as a result of (1) higher raw material costs as a result of supply agreements and hedging instruments entered into during 2008 that locked us into higher than market prices; (2) package mix shifts associated with higher cost still beverages purchased as finished goods; and (3) increased cost of sparkling beverage concentrate.

COCA-COLA ENTERPRISES INC.

During the remainder of 2009, we expect the current macroeconomic environment to remain volatile and challenging. We will continue to monitor key business indicators, while focusing our efforts on growing value for our sparkling beverages, stimulating demand in single-serve consumption channels, further increasing the availability of Coca-Cola Zero, and executing our operating plans for Monster Energy drinks and glacéau’s vitaminwater. We will also continue to focus on our operating effectiveness and managing our operating expenses through our OCM practices. In addition, we expect our cost of sales to moderate during the latter part of 2009 as we begin to realize the benefit of lower cost for several key inputs.

Europe Results

In Europe, our volume grew 6.5 percent during the second quarter of 2009 versus a strike-reduced second quarter of 2008 when a two-week labor disruption in France negatively impacted our volume. Both continental Europe and Great Britain experienced strong growth during the second quarter of 2009, with sales volume increasing 6.0 percent and 7.0 percent, respectively. Solid marketplace execution, increased promotional activity, and the continued success of our “Red, Black, and Silver” three-cola strategy were the primary drivers of our second quarter of 2009 volume performance. Our volume in Europe also benefited from the recent addition of several products, including Monster Energy drinks across all of our European territories and Schweppes Abbey Well mineral water in Great Britain. Net pricing per case increased 4.0 percent and bottle and can costs per case increased 1.5 percent, which led to positive margin expansion year-over-year. Our European results were significantly impacted by negative currency exchange rate changes. During the remainder of 2009, we will continue to monitor key business indicators so that we can react swiftly to any changes in European market conditions that may result from global economic conditions and/or changing consumer buying habits.

COCA-COLA ENTERPRISES INC.

OPERATIONS REVIEW

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	Second Quarter		First Six Months
	2009	2008	2009	2008
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.7	62.9	62.2	63.2

Gross profit	38.3	37.1	37.8	36.8
Selling, delivery, and administrative expenses	29.0	28.8	30.6	30.7
Franchise impairment charge	0.0	88.9	0.0	48.8

Operating income (loss)	9.3	(80.6)	7.2	(42.7)
Interest expense, net	2.5	2.5	2.7	2.7
Other nonoperating income, net	0.1	0.1	0.0	0.0

Income (loss) before income taxes	6.9	(83.0)	4.5	(45.4)
Income tax expense (benefit)	1.6	(29.7)	1.1	(16.2)

Net income (loss)	5.3%	(53.3)%	3.4%	(29.2)%

Operating Income (Loss)

The following table summarizes our operating income (loss) by operating segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter				First Six Months
	2009		2008		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
North America	$375	68.5%	$332	7.0%	$579	73.5%	$438	9.5%
Europe	308	56.0	287	6.0	483	61.0	458	10.0
Corporate	(134)	(24.5)	(123)	(2.5)	(272)	(34.5)	(237)	(5.0)
Franchise impairment charge (A)	—	0.0	(5,279)	(110.5)	—	0.0	(5,279)	(114.5)

Consolidated	$549	100.0%	$(4,783)	100.0%	$790	100.0%	$(4,620)	100.0%

(A )

During the second quarter of 2008, we recorded a noncash franchise license impairment charge in our North American operating segment. For additional information about the noncash franchise license impairment charge, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES INC.

During the second quarter and first six months of 2009, we had an operating income of $549 million and $790 million, respectively, compared to an operating loss of $4.8 billion and $4.6 billion during the second quarter and first six months of 2008, respectively. The following table summarizes the significant components of the change in our operating income (loss) for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2009		First Six Months 2009
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income (loss):
Impact of bottle and can price, cost, and mix on gross profit	$226	4.5%	$384	8.5%
Impact of bottle and can volume on gross profit	(23)	(0.5)	(34)	(1.0)
Impact of bottle and can selling day shift on gross profit	—	0.0	65	1.5
Impact of Jumpstart funding on gross profit	(7)	0.0	(13)	(0.5)
Impact of post mix, non-trade, and other on gross profit	11	0.0	26	0.5
Selling, delivery, and administrative expenses	(84)	(2.0)	(185)	(4.0)
Franchise impairment charge	5,279	110.5	5,279	114.5
Net impact of restructuring charges	(8)	0.0	(22)	(0.5)
Currency exchange rate changes	(59)	(1.0)	(93)	(2.0)
Other changes	(3)	0.0	3	0.0

Change in operating income (loss)	$5,332	111.5%	$5,410	117.0%

Net Operating Revenues

Net operating revenues decreased 0.5 percent in the second quarter of 2009 to $5.9 billion and increased 1.0 percent in the first six months of 2009 to $11.0 billion. These changes include currency exchange rate reductions of approximately 6.5 percent and 7.0 percent in the second quarter and first six months of 2009, respectively. The percentage of our second quarter of 2009 net operating revenues derived from North America and Europe was 70 percent and 30 percent, respectively.

During the second quarter of 2009, our net operating revenues in North America benefited from strong pricing growth attributable to the sparkling beverage rate increases implemented in the latter part of 2008 and early 2009 and a slight positive mix shift associated with higher-priced still beverages. North American sales volume declined 3.5 percent reflecting the negative impact of higher sales prices, persistent weakness in certain higher-margin products and packages, and reduced sales of Dasani. These negative factors were offset partially by slightly improved sparkling beverage trends including solid growth for Coca-Cola Zero, price-package architecture initiatives, recent product additions including Monster Energy drinks, and holiday shifts. In Europe, our net operating revenues were negatively impacted by unfavorable currency exchange rate changes, offset partially by balanced volume and pricing growth driven by strong Coca-Cola trademark volume performance, solid marketplace execution, and hurdling a prior year labor disruption volume decline.

Net operating revenues per case increased 0.5 percent in the second quarter and first six months of 2009 versus the second quarter and first six months of 2008. The following table summarizes the significant components of the change in our net operating revenues per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2009			First Six Months 2009
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in net operating revenues per case:
Bottle and can net price per case	8.5%	4.0%	8.0%	9.5%	3.5%	8.0%
Bottle and can currency exchange rate changes	(1.5)	(16.0)	(7.0)	(2.0)	(17.5)	(7.0)
Post mix, non-trade, and other	(0.5)	0.0	(0.5)	(0.5)	(0.5)	(0.5)

Change in net operating revenue per case	6.5%	(12.0)%	0.5%	7.0%	(14.5)%	0.5%

COCA-COLA ENTERPRISES INC.

During the second quarter of 2009, our bottle and can sales accounted for 91 percent of our total net operating revenues. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher-margin packages that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our second quarter and first six months of 2009 bottle and can net pricing per case in North America was primarily driven by sparkling beverage rate increases implemented in the latter part of 2008 and early 2009 and slight mix impact related to our still beverages. Offsetting this growth was persistent weakness in the sale of our higher-priced single-serve packages, particularly 20-ounce Dasani water.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of three additional selling days during the first six months of 2009 versus the first six months of 2008 (selling days were the same in the second quarter of 2009 and 2008; rounded to the nearest 0.5 percent):

	Second Quarter 2009			First Six Months 2009
	North America	Europe	Consolidated	North America	Europe	Consolidated
Change in volume	(3.5)%	6.5%	(1.0)%	(1.5)%	8.0%	1.0%
Impact of selling day shift (A)	n/a	n/a	n/a	(2.0)	(2.0)	(2.0)

Change in volume, adjusted for selling day shift	(3.5)%	6.5%	(1.0)%	(3.5)%	6.0%	(1.0)%

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week) and rounding due to our 0.5 percent rounding convention.

North America comprised 73 percent and 75 percent of our consolidated bottle and can volume during the first six months and second quarter of 2009 and 2008, respectively.

COCA-COLA ENTERPRISES INC.

Brands

The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of three additional selling days during the first six months of 2009 versus the first six months of 2008 (selling days were the same in the second quarter of 2009 and 2008; rounded to the nearest 0.5 percent):

	Second Quarter 2009		First Six Months 2009
	Change	Percent of Total	Change	Percent of Total
North America:
Coca-Cola trademark	(1.5)%	56.5%	(2.0)%	56.5%
Sparkling flavors and energy	(2.0)	24.5	(2.5)	24.5
Juices, isotonics, and other	(2.5)	11.0	0.5	11.0
Water	(21.0)	8.0	(17.5)	8.0

Total	(3.5)%	100.0%	(3.5)%	100.0%

Europe:
Coca-Cola trademark	8.5%	69.5%	8.0%	69.5%
Sparkling flavors and energy	4.0	17.5	3.0	17.5
Juices, isotonics, and other	(5.5)	9.5	(2.5)	10.0
Water	17.5	3.5	16.0	3.0

Total	6.5%	100.0%	6.0%	100.0%

Consolidated:
Coca-Cola trademark	1.5%	60.0%	1.0%	60.5%
Sparkling flavors and energy	(1.0)	22.5	(1.5)	22.5
Juices, isotonics, and other	(3.5)	11.0	(0.5)	10.5
Water	(17.5)	6.5	(14.5)	6.5

Total	(1.0)%	100.0%	(1.0)%	100.0%

In North America, our second quarter of 2009 sales volume decreased 3.5 percent versus the second quarter of 2008. This decline reflects the negative impact of higher sales prices, persistent weakness in higher-margin products and packages, a substantial decline in the sale of Dasani multi-serve and single-serve packages, and lower sales of glacéau’s vitaminwater versus strong 2008 introductory volume. Our volume benefited from slightly improved sparkling beverage trends including solid growth for Coca-Cola Zero, price-package architecture initiatives such as our 18 and 20-pack can configurations and 14 and 16-ounce bottles, recent product additions including Monster Energy drinks and vitaminwater 10, and holiday shifts.

Sales of our Coca-Cola trademark products in North America declined 1.5 percent during the second quarter of 2009, which included a 3.0 percent decrease in the sale of regular Coca-Cola trademark products, offset partially by a 0.5 percent increase in our diet Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was primarily attributable to a 2.5 percent decrease in the sale of Coca-Cola, but also reflects reduced sales of Caffeine Free Coke and Vanilla Coke. The increase in our diet Coca-Cola trademark products was driven by strong volume gains for Coca-Cola Zero, which increased over 15.0 percent, offset by lower sales of Diet Coke and Caffeine Free Diet Coke.

Our sparkling flavors and energy volume in North America declined 2.0 percent during the second quarter of 2009. This decrease was primarily driven by lower sales of several sparkling beverage products, including Sprite, Fanta, Schweppes, and Vault. These volume declines were offset partially by increased sales of Dr Pepper products and significant volume gains in our energy drink portfolio due to the addition of Monster Energy drinks. Our juices, isotonics, and other volume in North America declined 2.5 percent during the second quarter of 2009. Factors driving this decline include lower sales of glacéau’s vitaminwater versus strong 2008 introductory volume, offset partially by the introduction of vitaminwater 10 in the first quarter of 2009. Our POWERade products increased slightly during the second quarter of 2009 as a result of increased sales of POWERade Zero, offset by lower sales of regular POWERade brands. Sales volume for our water brands decreased 21.0 percent during the second quarter of 2009, reflecting low double-digit declines in the sale of single-serve and multi-serve Dasani packages, offset by volume gains in the sale of glacéau’s smartwater.

COCA-COLA ENTERPRISES INC.

In Europe, we achieved volume growth of 6.5 percent during the second quarter of 2009 versus a strike-reduced second quarter of 2008 when a two-week labor disruption at two of our production facilities in France negatively impacted our volume. Both continental Europe and Great Britain experienced strong growth during the second quarter, with sales volume increasing 6.0 percent and 7.0 percent, respectively. Solid marketplace execution, increased promotional activity, and the continued success of our “Red, Black, and Silver” three-cola strategy were the primary drivers of our second quarter of 2009 volume performance. Our volume in Europe also benefited from the recent addition of several products, including Monster Energy drinks across all of our European territories and Schweppes Abbey Well mineral water in Great Britain.

Our Coca-Cola trademark products in Europe increased 8.5 percent in the second quarter of 2009. This increase was driven by volume gains from each of our “Red, Black, and Silver” three-cola strategy products – Coca-Cola, Coca-Cola Zero, and Diet Coke / Coca-Cola light, including a greater than 10.0 percent increase in Coca-Cola and a more than 20 percent increase in Coca-Cola Zero. Our sparkling flavors and energy volume in Europe increased 4.0 percent during the second quarter of 2009 reflecting higher sales of several sparkling beverage products, including Sprite, Dr Pepper, and Fanta. These gains were offset partially by declining sales of other Schweppes products. Our energy drink category benefited from the introduction of Monster Energy drinks across all European territories. Our juices, isotonics, and other volume in Europe declined 5.5 percent during the second quarter of 2009 reflecting lower sales of our juice products, offset partially by volume gains in our isotonics portfolio. Our water brands, which represent 3.5 percent of our total sales volume in Europe, increased 17.5 percent during the second quarter of 2009 primarily due to the addition of Schweppes Abbey Well mineral water in Great Britain.

Consumption

The following table summarizes our volume results by consumption type for the periods presented, as adjusted to reflect the impact of three additional selling days during the first six months of 2009 versus the first six months of 2008 (selling days were the same in the second quarter of 2009 and 2008; rounded to the nearest 0.5 percent):

	Second Quarter 2009		First Six Months 2009
	Change	Percent of Total	Change	Percent of Total
North America:
Multi-serve (A)	(3.0)%	74.0%	(3.0)%	73.0%
Single-serve (B)	(6.0)	26.0	(4.0)	27.0

Total	(3.5)%	100.0%	(3.5)%	100.0%

Europe:
Multi-serve (A)	7.0%	57.0%	7.0%	58.0%
Single-serve (B)	6.0	43.0	5.0	42.0

Total	6.5%	100.0%	6.0%	100.0%

Consolidated:
Multi-serve (A)	(1.0)%	69.0%	(1.0)%	69.0%
Single-serve (B)	(1.5)	31.0	(1.0)	31.0

Total	(1.0)%	100.0%	(1.0)%	100.0%

(A )	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.

(B )

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

COCA-COLA ENTERPRISES INC.

Packages

The following table summarizes our volume results by major package category for the periods presented, as adjusted to reflect the impact of three additional selling days during the first six months of 2009 versus the first six months of 2008 (selling days were the same in the second quarter of 2009 and 2008; rounded to the nearest 0.5 percent):

	Second Quarter 2009		First Six Months 2009
	Change	Percent of Total	Change	Percent of Total
North America:
Cans	(1.5)%	59.5%	(2.5)%	58.5%
PET (plastic)	(6.0)	39.5	(3.5)	40.5
Glass and other	(31.0)	1.0	(32.0)	1.0

Total	(3.5)%	100.0%	(3.5)%	100.0%

Europe:
Cans	8.5%	40.0%	8.5%	39.5%
PET (plastic)	6.0	44.5	5.5	45.0
Glass and other	2.5	15.5	2.0	15.5

Total	6.5%	100.0%	6.0%	100.0%

Consolidated:
Cans	0.5%	54.0%	(0.5)%	53.0%
PET (plastic)	(3.0)	41.0	(1.0)	42.0
Glass and other	(3.5)	5.0	(4.5)	5.0

Total	(1.0)%	100.0%	(1.0)%	100.0%

Cost of Sales

Cost of sales decreased 2.5 percent in the second quarter of 2009 to $3.6 billion from $3.7 billion in the second quarter of 2008 and decreased 0.5 percent in the first six months of 2009 to $6.8 billion. These changes include currency exchange rate reductions of approximately 6.0 percent and 7.0 percent in the second quarter and first six months of 2009, respectively. Cost of sales per case decreased 1.0 percent in the second quarter and first six months of 2009 versus the second quarter and first six months of 2008. The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2009			First Six Months 2009
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	7.0%	1.5%	6.0%	8.5%	1.5%	7.0%
Bottle and can currency exchange rate changes	(1.5)	(15.5)	(6.5)	(2.0)	(17.0)	(7.0)
Costs related to post mix, non-trade, and other	(1.0)	0.5	(0.5)	(1.0)	(0.5)	(1.0)

Change in cost of sales per case	4.5%	(13.5)%	(1.0)%	5.5%	(16.0)%	(1.0)%

Our bottle and can ingredient and packaging costs in North America increased as a result of (1) increased input costs due to supply agreements and hedging instruments entered into during 2008 that locked us into higher than market prices; (2) package mix shifts associated with higher cost still beverages purchased as finished goods; and (3) increased cost of sparkling beverage concentrate. During the latter part of 2009, we expect our cost of sales to moderate as we begin to realize the benefit of lower cost for several key inputs.

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

COCA-COLA ENTERPRISES INC.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (SD&A) expenses increased $6 million, or 0.5 percent, in the second quarter of 2009 to $1.7 billion and increased $21 million, or 0.5 percent, in the first six months of 2009 to $3.4 billion. These changes include currency exchange rate reductions of approximately 5.0 percent and 5.5 percent in the second quarter and first six months of 2009, respectively. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2009		First Six Months 2009
	Amount	Percent Change of Total	Amount	Percent Change of Total
Changes in SD&A expenses:
General and administrative expenses	$91	5.5%	$148	4.5%
Delivery and merchandising expenses	(8)	(0.5)	2	0.0
Warehousing expenses	3	0.0	13	0.5
Selling and marketing expenses	—	0.0	15	0.5
Depreciation and amortization expenses	(1)	0.0	5	0.0
Net impact of restructuring charges	8	0.5	22	0.5
Currency exchange rate changes	(86)	(5.0)	(186)	(5.5)
Other expenses	(1)	0.0	2	0.0

Change in SD&A expenses	$6	0.5%	$21	0.5%

SD&A expenses as a percentage of net operating revenues was 29.0 percent and 28.8 percent in the second quarter of 2009 and 2008, respectively, and 30.6 percent and 30.7 percent in the first six months of 2009 and 2008, respectively. Our operating expenses were impacted by increased pension expense due to the significant decline in the funded status of our pension plans in 2008, higher year-over-year compensation expense related to the expected achievement of performance targets under our annual incentive programs and certain share based payment awards granted in 2007 and 2008, and increased restructuring charges. These factors were offset partially by currency exchange rate changes and the ongoing benefit of operating expense control initiatives throughout our organization including the implementation of OCM practices in North America, which drove savings of greater than $45 million in North America during the first six months of 2009.

During the second quarter and first six months of 2009, we recorded restructuring charges totaling $26 million and $71 million, respectively, and during the second quarter and first six months of 2008, we recorded restructuring charges totaling $18 million and $49 million, respectively. For additional information about our restructuring activities, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Franchise Impairment Charge

During the second quarter of 2008, we recorded a $5.3 billion ($3.4 billion net of tax, or $7.02 per common share) noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value at that time. For additional information about our franchise license intangible assets and the related noncash impairment charge, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES INC.

Interest Expense, Net

Interest expense, net decreased 2.0 percent in the second quarter of 2009 to $145 million from $148 million in the second quarter of 2008. Interest expense, net increased 4.0 percent in the first six months of 2009 to $301 million from $290 million in the first six months of 2008. The following table summarizes the primary items that impacted our interest expense for the periods presented ($ in billions):

	Second Quarter		First Six Months
	2009	2008	2009	2008
Average outstanding debt balance	$9.1	$9.7	$9.1	$9.6
Weighted average cost of debt	5.9%	6.0%	6.0%	6.0%
Fixed-rate debt (% of portfolio)	86%	82%	86%	82%
Floating-rate debt (% of portfolio)	14%	18%	14%	18%

In March 2009, we extinguished $500 million of 4.38 percent notes due in September 2009. As a result of this extinguishment, we recorded a net loss of $9 million ($6 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statements of Operations.

In June 2009, we paid $28 million to repurchase zero coupon notes with a par value totaling $50 million and unamortized discounts of $30 million. As a result of these extinguishments, we recorded a net loss of $8 million ($5 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statement of Operations.

Income Tax Expense (Benefit)

Our effective tax rate was a provision of 24 percent and a benefit of 36 percent for the first six months of 2009 and 2008, respectively. Our effective tax rate for the first six months of 2009 included the net favorable impact of $3 million (1 percentage point decrease in our effective tax rate) due to certain tax law changes. Our effective tax rate for the first six months of 2008 included (1) a $1.9 billion (62 percentage point decrease in our effective tax rate) income tax benefit related to the $5.3 billion noncash franchise impairment charge, and (2) the net unfavorable impact of $7 million (2 percentage point increase in our effective tax rate) primarily related to the deferred tax impact of merging certain of our subsidiaries. Our underlying effective tax rate is expected to be 26 percent to 27 percent for the full-year 2009. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first six months of 2009.

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

COCA-COLA ENTERPRISES INC.

At July 3, 2009, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Amounts available for borrowing under other committed credit facilities totaled approximately $20 million as of July 3, 2009.

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At July 3, 2009, we had $103 million outstanding in commercial paper. We have $747 million in debt maturities in the next 12 months. We plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and cash on hand, and we intend to refinance the remaining maturities of current obligations with either commercial paper or on a long-term basis, subject to the capital and credit market risks described previously. In the event that we are temporarily unable to issue sufficient commercial paper or to issue long-term debt securities, we would expect to borrow under our primary committed credit facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under that facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

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

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of July 3, 2009. These requirements currently are not restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first six months of 2009, our primary sources of cash included (1) $528 million from operations and (2) proceeds of $1.1 billion from the issuance of debt. Our primary uses of cash were (1) payments on debt of $932 million; (2) net payments on commercial paper of $202 million; (3) capital asset investments of $405 million; (4) pension and other postretirement benefit plan contributions of $260 million; (5) the acquisition of distribution rights totaling $75 million; and (6) dividend payments totaling $68 million.

Operating Activities

Our net cash derived from operating activities totaled $528 million in the first six months of 2009 versus $357 million in the first six months of 2008. This increase was primarily driven by strong operating growth in the first six months of 2009, offset partially by increased pension and other postretirement benefit plan contributions. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

COCA-COLA ENTERPRISES INC.

Investing Activities

Our capital asset investments and acquisition of distribution rights represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the first six months of 2009 and 2008 (in millions):

	First Six Months
	2009	2008
Supply chain infrastructure improvements	$146	$160
Cold drink equipment	182	274
Vehicle fleet	38	41
Information technology and other capital investments	39	41

Total capital asset investments (A)	$405	$516

(A)	During 2009, we expect our capital asset investments to approximate $900 million.

During the first six months of 2009, we paid Hansen Beverage Company (Hansen) approximately $75 million in conjunction with the acquisition of distribution rights for Monster Energy drinks. These payments approximated the amount that Hansen was required to pay to the previous U.S. and Canadian distributors of Monster Energy drinks to terminate the agreements Hansen had with those distributors. We expect to make additional payments to Hansen of approximately $10 million during the remainder of 2009.

Financing Activities

Our net cash used in financing activities totaled $127 million in the first six months of 2009 versus net cash derived from financing activities of $133 million in the first six months of 2008. The following table summarizes our debt activities for the first six months of 2009 and 2008 (in millions):

				First Six Months
Issuances of debt	Maturity Date	Rate		2009	2008
$250 million note	March 2015	4.25%		$250	$—
$350 million note	March 2012	3.75		350	—
200 million Swiss franc note (A)	March 2013	3.00		172	—
$300 million note	March 2015	4.25		300
$275 million note	May 2011	—	(B)	—	275
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(B)	—	157

Total issuances of debt, excluding commercial paper				1,072	432
Net issuances of commercial paper				—	107

Total issuances of debt				$1,072	$539

				First Six Months
Payments on debt	Maturity Date	Rate		2009	2008
CAD 150 million note	March 2009	5.85%		$(118)	$—
$500 million note (C)	September 2009	4.38		(509)	—
GBP 175 million note	May 2009	5.25		(267)	—
U.S. dollar zero coupon notes (D)	June 2020	8.35		(28)	—
150 million U.K. pound sterling bond	March 2008	6.75		—	(299)
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(B)	—	(43)
Other payments	—	—		(10)	(14)

Total payments on debt, excluding commercial paper				(932)	(356)
Net payments on commercial paper				(202)	—

Total payments on debt				$(1,134)	$(356)

(A)

In connection with issuance of this note, we entered into a fixed rate cross-currency swap agreement designated as a cash flow hedge with a maturity corresponding to the underlying debt. For additional information about this swap agreement, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

(B)	These credit facilities and notes carry variable interest rates.

(C)

In March 2009, we extinguished $500 million of 4.38 percent notes due in September 2009. As a result of this extinguishment, we recorded a net loss of $9 million ($6 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statement of Operations and presented the net cash outflow as a financing activity on our Condensed Consolidated Statement of Cash Flows.

COCA-COLA ENTERPRISES INC.

(D)

In June 2009, we paid $28 million to repurchase zero coupon notes with a par value totaling $50 million and unamortized discounts of $30 million. As a result of these extinguishments, we recorded a net loss of $8 million ($5 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statement of Operations and presented the net cash outflow as a financing activity on our Condensed Consolidated Statement of Cash Flows.

Dividend payments on our common stock totaled $68 million during the six months ended July 3, 2009 and June 27, 2008. In July 2009, our Board of Directors approved a $0.01 increase in our quarterly dividend from $0.07 to $0.08 beginning in the third quarter of 2009.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $705 million, or 32.5 percent, to $2.9 billion at July 3, 2009 from $2.2 billion at December 31, 2008. This increase was primarily attributable to the seasonality of our business and currency exchange rate changes. Our allowance for losses on trade accounts receivable increased $17 million to $69 million at July 3, 2009 from $52 million at December 31, 2008. This increase was primarily driven by specific customer-related bad debts and currency exchange rate changes.

Inventories increased $225 million, or 25.0 percent, to $1.1 billion at July 3, 2009 from $901 million at December 31, 2008. This increase was primarily driven by the seasonality of our business, higher cost of goods on hand due to increased input costs and products purchased as finished goods, and currency exchange rate changes.

Liabilities and Equity (Deficit)

Accounts payable and accrued expenses increased $310 million, or 10.5 percent, to $3.2 billion at July 3, 2009 from $2.9 billion at December 31, 2008. This increase was primarily driven by the seasonality of our business and currency exchange rate changes.

Total debt increased by $51 million to $9.1 billion at July 3, 2009. This increase was the result of currency exchange rate changes of $93 million and other debt related changes of $20, offset partially by payments on debt (including commercial paper) exceeding issuances of debt by $62 million.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans totaled $260 million and $108 million in the first six months of 2009 and 2008, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2009, as well as our actual contributions for the year ended December 31, 2008 (in millions):

	Projected (A) 2009	Actual (A) 2008
Pension - U.S.	$247	$71
Pension - non-U.S.	39	65
Other Postretirement	21	18

Total contributions	$307	$154

(A)

These amounts represent only company-paid contributions. During the second quarter of 2009, we elected to contribute an incremental $100 million to our U.S. defined benefit pension plans to improve the funded status of these plans. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

CONTINGENCIES

For information about our contingencies, including outstanding litigation, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET (plastic), HFCS (sweetener), and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our costs during the next 12 months by approximately $65 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.

Due to the increased volatility and tightness of the capital and credit markets, certain of our suppliers have restricted our ability to hedge prices beyond the agreements we currently have in place. As a result, we have expanded, and expect to continue to expand, our non-designated hedge programs. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Coca-Cola Enterprises Inc., under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change to the effectiveness of our internal control over financial reporting during the three and six months ended July 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, to drive efficiency and effectiveness in our operations we have centralized certain processes and outsourced certain transaction processing activities.

COCA-COLA ENTERPRISES INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors,” in our Form 10-K for the year ended December 31, 2008 (Form 10-K).

Additional taxes levied on us could harm our financial results.

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

For example, recent legislative proposals to reform U.S. taxation of non-U.S. earnings could have a material adverse affect on our financial results by subjecting a significant portion of our non-U.S. earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise allowed in calculating our U.S. tax liabilities.

Legislative or regulatory changes that affect our products, distribution, or packaging could reduce demand for our products or increase our costs.

Our business model is dependent on the availability of our various products and packages in multiple channels and locations versus those of our competitors to better satisfy the needs of our customers and consumers. Laws that restrict our ability to distribute products in schools and other venues, as well as laws that require deposits for certain types of packages or those that limit our ability to design new packages or market certain packages, could negatively impact our financial results. In addition, taxes imposed on the sale of certain of our products by the U.S., U.S. states and localities, or other countries in which we operate could cause consumers to shift away from purchasing our products.

For example, some members of the U.S. Congress have raised the possibility of a federal tax on the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, teas, and flavored waters, to help pay for the cost of healthcare reform. If enacted, such a tax would materially affect our business and financial results.

Our primary competitors and franchisor are considering a merger transaction, and there is uncertainty about the impact such a transaction would have on our business.

Our primary competitors recently received unsolicited proposals from their franchisor to purchase all of their outstanding shares of common stock not already owned by the franchisor. At this time, it is not possible for us to evaluate whether such a transaction will occur, and if it were to occur, whether it would have a material impact on our business and financial results.

COCA-COLA ENTERPRISES INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the second quarter of 2009:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 4, 2009 through May 1, 2009	36	$15.34	—	33,283,579
May 2, 2009 through May 29, 2009	—	—	—	33,283,579
May 30, 2009 through July 3, 2009	14,309	$17.43	—	33,283,579

Total	14,345	$17.42	—	33,283,579

(A)	The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. in payment of tax obligations related to the vesting of restricted shares.

COCA-COLA ENTERPRISES INC.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners was held on Tuesday, April 21, 2009 in Atlanta, Georgia at which the following matters were submitted to a vote of the shareowners of the Company:

(a)	Votes cast for or withheld regarding the election of Directors for terms expiring in 2012:

	For	Withheld
Calvin Darden	436,744,759	8,438,754
Donna A. James	439,081,033	6,102,480
Thomas H. Johnson	434,512,101	10,671,412

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2010	Term expiring in 2011
Marvin J. Herb L. Phillip Humann John Hunter Suzanne B. Labarge	Fernando Aguirre John F. Brock Irial Finan Orrin H. Ingram II Curtis R. Welling

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
Ratification of the Audit Committee’s appointment of independent auditors	442,621,626	2,399,119	162,768	—
Shareowner proposal relating to shareowner approval of certain severance agreements	162,681,692	265,967,073	168,620	16,366,128
Shareowner proposal relating to the adoption of certain health care reform principles	17,934,576	377,528,045	33,354,764	16,366,128

COCA-COLA ENTERPRISES INC.

Item 6.	Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

COCA-COLA ENTERPRISES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date: July 30, 2009	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date: July 30, 2009	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer