Form 10-Q
period 2009-10-02
COCA COLA ENTERPRISES INC
filed 2009-10-29
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2009

or

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

488,929,833 Shares of $1 Par Value Common Stock as of October 2, 2009

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED October 2, 2009

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2009	September 26, 2008	October 2, 2009	September 26, 2008
Net operating revenues	$5,569	$5,743	$16,528	$16,570
Cost of sales	3,404	3,627	10,223	10,466

Gross profit	2,165	2,116	6,305	6,104
Selling, delivery, and administrative expenses	1,701	1,686	5,051	5,015
Franchise impairment charge	—	—	—	5,279

Operating income (loss)	464	430	1,254	(4,190)
Interest expense, net	140	144	441	434
Other nonoperating income (expense), net	2	(11)	7	(8)

Income (loss) before income taxes	326	275	820	(4,632)
Income tax expense (benefit)	79	61	199	(1,688)

Net income (loss)	$247	$214	$621	$(2,944)

Basic earnings (loss) per common share	$0.50	$0.44	$1.27	$(6.07)

Diluted earnings (loss) per common share	$0.50	$0.44	$1.26	$(6.07)

Dividends declared per common share	$0.08	$0.07	$0.22	$0.21

Basic weighted average common shares outstanding	488	485	488	485

Diluted weighted average common shares outstanding	496	488	491	485

Income (expense) amounts from transactions with The Coca-Cola Company:
Net operating revenues	$146	$159	$425	$456
Cost of sales	(1,511)	(1,619)	(4,754)	(4,859)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	October 2, 2009	December 31, 2008
ASSETS
Current:
Cash and cash equivalents	$945	$722
Trade accounts receivable, less allowances of $69 and $52, respectively	2,454	2,154
Amounts receivable from The Coca-Cola Company	219	154
Inventories	1,018	901
Current deferred income tax assets	277	244
Prepaid expenses and other current assets	348	408

Total current assets	5,261	4,583
Property, plant, and equipment, net	6,180	6,243
Goodwill	604	604
Franchise license intangible assets, net	3,478	3,234
Other noncurrent assets, net	923	925

Total assets	$16,446	$15,589

LIABILITIES
Current:
Accounts payable and accrued expenses	$3,229	$2,907
Amounts payable to The Coca-Cola Company	396	339
Deferred cash receipts from The Coca-Cola Company	49	46
Current portion of debt	402	1,782

Total current liabilities	4,076	5,074
Debt, less current portion	8,326	7,247
Other long-term obligations	2,011	2,115
Deferred cash receipts from The Coca-Cola Company, less current	45	76
Noncurrent deferred income tax liabilities	1,233	1,086

Total liabilities	15,691	15,598

EQUITY (DEFICIT)
Shareowners’ equity (deficit):
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 496,482,753 and 495,117,935 shares, respectively	496	495
Additional paid-in capital	3,358	3,277
Accumulated deficit	(2,519)	(3,029)
Accumulated other comprehensive loss	(493)	(666)
Common stock in treasury, at cost – 7,552,920 and 7,320,447 shares, respectively	(111)	(108)

Total shareowners’ equity (deficit)	731	(31)
Noncontrolling interest	24	22

Total equity (deficit)	755	(9)

Total liabilities and equity (deficit)	$16,446	$15,589

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Nine Months Ended
	October 2, 2009	September 26, 2008
Cash Flows From Operating Activities:
Net income (loss)	$621	$(2,944)
Adjustments to reconcile net income (loss) to net cash derived from operating activities:
Depreciation and amortization	770	787
Franchise impairment charge	—	5,279
Share-based compensation expense	61	33
Deferred funding income from The Coca-Cola Company, net of cash received	(28)	(47)
Deferred income tax expense (benefit)	69	(1,804)
Pension and other postretirement expense less than contributions	(129)	(8)
Net changes in assets and liabilities, net of acquisition amounts	72	(296)

Net cash derived from operating activities	1,436	1,000

Cash Flows From Investing Activities:
Capital asset investments	(621)	(745)
Capital asset disposals	7	7
Acquisition of distribution rights	(80)	—
Other investing activities	(3)	(4)

Net cash used in investing activities	(697)	(742)

Cash Flows From Financing Activities:
Change in commercial paper, net	(224)	(247)
Issuances of debt	1,322	710
Payments on debt	(1,541)	(381)
Dividend payments on common stock	(107)	(102)
Exercise of employee share options	20	18
Other financing activities	—	2

Net cash used in financing activities	(530)	—

Net effect of exchange rate changes on cash and cash equivalents	14	(6)

Net Change In Cash and Cash Equivalents	223	252
Cash and Cash Equivalents At Beginning of Period	722	223

Cash and Cash Equivalents At End of Period	$945	$475

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

Sales of our products tend to be seasonal, with the second and third calendar quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the three and nine months ended October 2, 2009 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2009.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2008 (Form 10-K). For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. The following table summarizes the number of selling days for the periods presented (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2009	67	65	65	64	261
2008	64	65	65	68	262

Change	3	—	—	(4)	(1)

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

NOTE 3 – INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of October 2, 2009 and December 31, 2008 (in millions):

	October 2, 2009	December 31, 2008
Finished goods	$718	$639
Raw materials and supplies	300	262

Total inventories	$1,018	$901

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of October 2, 2009 and December 31, 2008 (in millions):

	October 2, 2009	December 31, 2008
Land	$488	$478
Building and improvements	2,650	2,552
Machinery, equipment, and containers	3,727	3,486
Cold drink equipment	5,699	5,346
Vehicle fleet	1,611	1,608
Furniture, office equipment, and software	902	839

Property, plant, and equipment	15,077	14,309
Less: Accumulated depreciation and amortization	9,111	8,274

	5,966	6,035
Construction in process	214	208

Property, plant, and equipment, net	$6,180	$6,243

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of October 2, 2009. From time to time, the terms and conditions of programs with TCCC are modified. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2009 and September 26, 2008 (in millions):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$94	$94	$271	$278
Dispensing equipment repair services	25	21	70	62
Packaging material sales (preforms)	15	19	50	52
Other transactions	12	25	34	64

Total	$146	$159	$425	$456

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,116)	$(1,251)	$(3,509)	$(3,841)
Purchases of sweeteners	(103)	(86)	(334)	(249)
Purchases of finished products	(397)	(442)	(1,217)	(1,223)
Marketing support funding earned	94	145	279	410
Cold drink equipment placement funding earned	11	15	27	44

Total	$(1,511)	$(1,619)	$(4,754)	$(4,859)

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

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks we seek to manage through the use of derivative financial instruments include interest rate risk, currency exchange risk, and commodity price risk. All derivative financial instruments are recorded at fair value on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments. Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item on our Condensed Consolidated Statement of Operations that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk, and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in our Condensed Consolidated Balance Sheets as of October 2, 2009 and December 31, 2008 (in millions):

	Balance Sheets Location	October 2, 2009	December 31, 2008
Assets:
Derivatives designated as hedging instruments:
Interest rate swap agreements (A)	Prepaid expenses and other current assets	$21	$11
Interest rate swap agreements	Other noncurrent assets, net	38	41
Non-U.S. currency contracts	Prepaid expenses and other current assets	28	88
Non-U.S. currency contracts	Other noncurrent assets, net	7	—
Commodity contracts	Prepaid expenses and other current assets	6	—

Total		100	140

Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Prepaid expenses and other current assets	1	3
Commodity contracts	Prepaid expenses and other current assets	31	—
Commodity contracts	Other noncurrent assets, net	1	—

Total		33	3

Total Assets		$133	$143

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swap agreements (A)	Accounts payable and accrued expenses	$6	$5
Interest rate swap agreements	Other long-term obligations	9	11
Non-U.S. currency contracts	Accounts payable and accrued expenses	27	5
Non-U.S. currency contracts	Other long-term obligations	86	34
Commodity contracts	Accounts payable and accrued expenses	—	46

Total		128	101

Derivatives not designated as hedging instruments:
Commodity contracts	Accounts payable and accrued expenses	4	15

Total		4	15

Total Liabilities		$132	$116

(A)	Amounts represent the gross interest receivable or payable on our interest rate swap agreements.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

We utilize certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized immediately in interest expense, net on our Condensed Consolidated Statement of Operations. The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of October 2, 2009 and December 31, 2008:

	October 2, 2009		December 31, 2008
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Fixed-to-floating interest rate swap	EUR 300 million	November 2010	EUR 300 million	November 2010
Fixed-to-floating interest rate swap	USD 300 million	August 2013	USD 300 million	August 2013

The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2009 and September 26, 2008 (in millions):

		Three Months Ended		Nine Months Ended
Fair Value Hedging Instruments (A)	Statement of Operations Location	2009	2008	2009	2008
Interest rate swap agreements	Interest expense, net	$3	$7	$(2)	$—
Fixed-rate debt	Interest expense, net	(3)	(7)	2	—

(A)	The amount of ineffectiveness associated with these hedges was not material.

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency, interest rate, and commodity price fluctuations associated with certain forecasted transactions, including our purchases of raw materials and services denominated in non-functional currencies, interest payments on our floating-rate debt issuances, vehicle fuel purchases, aluminum purchases, the receipt of interest and principal on intercompany loans denominated in a non-U.S. currency, and the payment of interest and principal on debt issuances in non-functional currencies. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Condensed Consolidated Statement of Operations that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Condensed Consolidated Statement of Operations that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of October 2, 2009 and December 31, 2008 (all contracts denominated in a non-U.S. currency have been converted into USD using the period end spot rate):

	October 2, 2009		December 31, 2008
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Floating-to-fixed interest rate swap	USD 275 million	May 2011	USD 275 million	May 2011
Non-U.S. currency hedges	USD 1.5 billion	March 2013	USD 960 million	December 2011
Commodity hedges (A)	USD 48 million	June 2010	USD 30 million	September 2009

(A)	Commodity hedges relate to our purchases of vehicle fuel.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our Condensed Consolidated Statements of Operations and other comprehensive income (OCI) for the three and nine months ended October 2, 2009 and September 26, 2008 (in millions):

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments
	Three Months Ended		Nine Months Ended
Cash Flow Hedging Instruments	2009	2008	2009	2008
Interest rate swap agreements	$—	$(1)	$—	$1
Non-U.S. currency contracts	(20)	6	(53)	13
Commodity contracts	1	(4)	5	(2)

Total	$(19)	$1	$(48)	$12

	Amount of Gain (Loss) Reclassified from OCI into Earnings (A)
	Three Months Ended		Nine Months Ended
Statement of Operations Location	2009	2008	2009	2008
Cost of sales	$10	$2	$34	$5
Selling, delivery, and administrative expenses	(2)	(2)	(24)	(2)
Other nonoperating income (expense), net	(12)	n/a	(27)	n/a

Total	$(4)	$—	$(17)	$3

	Gain (Loss) Recognized into Earnings due to Ineffectiveness
	Three Months Ended		Nine Months Ended
Statement of Operations Location	2009	2008	2009	2008
Selling, delivery, and administrative expenses	$(1)	$(11)	$(4)	$(11)

(A)

Over the next 12 months, deferred gains totaling $14 million are expected to be reclassified from OCI into the expense line item on our Condensed Consolidated Statement of Operations that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

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

Due to the increased volatility in commodity prices and tightness of the capital and credit markets, certain of our suppliers have restricted our ability to hedge prices beyond the agreements we currently have in place. As a result, we have expanded, and expect to continue to expand, our non-designated commodity hedging programs.

The following table summarizes our outstanding economic hedges as of October 2, 2009 and December 31, 2008:

	October 2, 2009		December 31, 2008
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 26 million	December 2010	USD 113 million	December 2009
Commodity hedges (A)	USD 251 million	December 2010	USD 21 million	December 2009

(A)	Commodity hedges relate to our purchases of vehicle fuel and aluminum.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Each reporting period, changes in the fair value of our economic hedges are recognized in the expense line item on our Condensed Consolidated Statement of Operations that is consistent with the nature of the hedged risk. The following table summarizes the effect of our derivative financial instruments not designated in specified hedging arrangements on our Condensed Consolidated Statements of Operations for the three and nine months ended October 2, 2009 and September 26, 2008 (in millions):

	Three Months Ended		Nine Months Ended
Statement of Operations Location	2009	2008	2009	2008
Cost of sales	$17	$(11)	$18	$(10)
Selling, delivery, and administrative expenses	—	n/a	(4)	n/a
Interest expense, net	—	n/a	(3)	n/a

Total	$17	$(11)	$11	$(10)

Beginning in the third quarter of 2009, mark-to-market gains/losses related to our non-designated hedges are included in our Corporate segment operating results (refer to Note 14) until such time the underlying hedge transaction affects the earnings of an operating segment (North America or Europe). In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/losses related to the hedged transaction are reclassified from the Corporate segment into the earnings of the impacted operating segment. This treatment allows our operating segments to reflect the true economic effects of the non-designated hedge on the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these hedges. Prior to the third quarter of 2009, out-of-year mark-to-market gains/losses related to our non-designated hedges were not material.

During the third quarter of 2009, our Corporate segment included net mark-to-market gains on our non-designated hedges totaling $17 million. These gains are included in cost of sales and will be reclassified into the earnings of the impacted operating segment when the underlying hedged transaction occurs. For additional information about our segment reporting, refer to Note 14.

Net Investment Hedges

We enter into certain non-U.S. currency denominated borrowings as net investment hedges of our non-U.S. subsidiaries. Changes in the carrying value of these borrowings arising from currency exchange rate changes are recognized in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. We also enter into cross-currency interest rate swap agreements as net investment hedges of our non-U.S. subsidiaries. Effective changes in the fair value of the currency agreements resulting from changes in the spot non-U.S. currency exchange rate are recognized in accumulated other comprehensive income on our Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net on our Condensed Consolidated Statement of Operations. At December 31, 2008, these hedges had a fair value of $9 million, which was recorded in other long-term obligations on our Condensed Consolidated Balance Sheets. During the third quarter of 2009, we paid $10 million to settle these hedges. During the nine months ended October 2, 2009 and September 26, 2008, the amount of ineffectiveness associated with these hedges was not material.

The following table summarizes our outstanding instruments designated as net investment hedges as of October 2, 2009 and December 31, 2008:

	October 2, 2009		December 31, 2008
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Cross-currency interest rate swaps	n/a	n/a	USD 450 million	August 2009

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEBT

The following table summarizes our debt as of October 2, 2009 and December 31, 2008 (in millions):

	October 2, 2009		December 31, 2008
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
U.S. dollar commercial paper	$—	—%	$145	0.9%
Canadian dollar commercial paper	89	0.3	152	2.0
U.S. dollar notes due 2010-2037 (B) (C) (D)	3,291	5.0	3,233	5.5
Euro notes due 2010	488	1.2	466	4.9
U.K. pound sterling notes due 2016-2021(E)	544	6.5	751	6.1
Canadian dollar notes due 2009 (F)	—	—	123	5.9
Swiss franc note due 2013 (G)	193	4.4	—	—
U.S. dollar debentures due 2012-2098(H)	3,768	7.4	3,785	7.4
U.S. dollar zero coupon notes due 2020(I) (J)	203	8.4	211	8.4
Capital lease obligations (K)	120	—	130	—
Other debt obligations	32	—	33	—

Total debt (L) (M)	8,728		9,029

Less: current portion of debt	402		1,782

Debt, less current portion	$8,326		$7,247

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.
(B)

In February 2009, we issued a $250 million, 4.25 percent note due 2015, and a $350 million, 3.75 percent note due 2012. In May 2009, we issued an additional $300 million, 4.25 percent note due 2015. In August 2009, we issued a $250 million, 4.5 percent note due 2019.

(C)	In August 2009, a $450 million, floating rate note matured. In September 2009, a $131 million, 7.13 percent note matured.
(D)

In March 2009, we extinguished $500 million of 4.38 percent notes due in September 2009. As a result of this extinguishment, we recorded a net loss of $9 million ($6 million net of tax). The loss on the early extinguishment of these notes is included in interest expense, net on our Condensed Consolidated Statement of Operations and presented as a net cash outflow in the financing section of our Condensed Consolidated Statement of Cash Flows.

(E)	In May 2009, a GBP 175 million ($267 million), 5.25 percent note matured.
(F)	In March 2009, a CAD 150 million ($118 million), 5.85 percent note matured.
(G)

In March 2009, we issued a 200 million Swiss franc ($172 million), 3.0 percent note due in 2013. In connection with the issuance of this note, we entered into a fixed rate cross-currency swap agreement designated as a cash flow hedge with a maturity corresponding to the underlying debt (refer to Note 6).

(H)

In September 2009, we extinguished $4 million of a $750 million, 8.5 percent debenture and $14 million of a $250 million, 8.0 percent debenture, both due in 2022. As a result of these extinguishments, we recorded a net loss of $6 million ($4 million net of tax). The loss on the early extinguishment of these debentures is included in interest expense, net on our Condensed Consolidated Statement of Operations and presented as a net cash outflow in the financing section of our Condensed Consolidated Statement of Cash Flows.

(I)

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(J)	These amounts are shown net of unamortized discounts of $285 million and $327 million as of October 2, 2009 and December 31, 2008, respectively.
(K)	These amounts represent the present value of our minimum capital lease payments as of October 2, 2009 and December 31, 2008, respectively.
(L)	At October 2, 2009, approximately $814 million of our outstanding debt was issued by our subsidiaries and guaranteed by CCE.
(M)

The total fair value of our debt was $9.8 billion and $9.0 billion at October 2, 2009 and December 31, 2008, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through a variety of valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 17 banks. At October 2, 2009, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of October 2, 2009. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

In North America, we guarantee repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts of affiliate debt outstanding under these guarantees as of October 2, 2009 and December 31, 2008 (in millions):

Category	Maturity	Guaranteed		Outstanding
		2009	2008	2009	2008
Manufacturing cooperative	Various through 2015	$239	$239	$177	$195
Vending partnership	November 2009	15	17	11	10

		$254	$256	$188	$205

We could be required to perform under these guarantees if there is a default on the outstanding affiliate debt. The guarantees generally do not expire unless we terminate our relationships with these entities. We hold no assets as collateral against these guarantees and no contractual recourse provisions exist that would enable us to recover

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships. As of October 2, 2009, there were no defaults on the outstanding affiliate debt.

Legal Contingencies

During early 2008, the United Kingdom’s Office of Fair Trading (OFT) commenced an investigation in connection with the four largest grocery retailers in the United Kingdom, as well as a large number of their suppliers, including us, regarding alleged involvement in the coordination of retail prices among retailers. As part of the investigation, the OFT sent us a request for information, and we have provided the requested information to the OFT for their inspection. The first inspection of data occurred in October 2008. Because the investigation is in its early stages, it is not possible for us to predict the ultimate outcome of this matter at this time.

There are various other lawsuits and claims pending against us, including claims for injury to persons or property. We believe that such claims are covered by insurance with financially responsible carriers, or we have recognized adequate provisions for losses that are probable and estimable in our Condensed Consolidated Financial Statements. In our opinion, the losses that might result from such litigation arising from these claims are not expected to have a material adverse effect on our Condensed Consolidated Financial Statements.

Environmental

At October 2, 2009, two U.S. state superfund sites for which our and our bottling subsidiaries’ involvement or liability as a potentially responsible party (PRP) were unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 42 other U.S. federal and 11 other U.S. state superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

Cold Drink Equipment Placement Funding Earned

We and TCCC are parties to Cold Drink Equipment Purchase Partnership Programs (Jumpstart Programs) covering most of our territories in the U.S., Canada, and Europe. The Jumpstart Programs are designed to promote the purchase and placement of cold drink equipment. We received approximately $1.2 billion in support payments under the Jumpstart Programs from TCCC during the period 1994 through 2001. There are no additional amounts payable to us from TCCC under the Jumpstart Programs. Under the Jumpstart Programs, as amended, we agree to:

•

Purchase and place specified numbers of cold drink equipment (principally vending machines and coolers) each year through 2010 (approximately 1.8 million cumulative units of equipment over the term of the Jumpstart Programs). We earn and recognize “credits” toward annual purchase and placement requirements based upon the type of equipment placed;

•	Maintain the equipment in service, with certain exceptions, for a minimum period of 12 years after placement;

•	Maintain and stock the equipment in accordance with specified standards for marketing TCCC products;

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

Report annually to TCCC during the period the equipment is in service whether or not, on average, the equipment purchased has generated a contractually stated minimum sales volume of TCCC products; and

•

Relocate equipment if the previously placed equipment is not generating sufficient sales volume of TCCC products to meet the minimum requirements. Movement of the equipment is only required if it is determined that, on average, sufficient volume is not being generated, and it would help to ensure our performance under the Jumpstart Programs.

We are unable to quantify the maximum potential amount of future payments required under our obligation to relocate previously placed equipment because the dates and costs to relocate equipment in the future are not determinable. As of October 2, 2009, our liability for the estimated future costs of relocating equipment that has not met the minimum sales volume was approximately $19 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain, if we are required to act upon our obligations under the Jumpstart Programs.

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

Letters of Credit

At October 2, 2009, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $300 million and letters of credit for certain operating activities aggregating $2 million. These outstanding letters of credit reduce the availability under our $2.5 billion multi-currency credit facility (refer to Note 7).

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three and nine months ended October 2, 2009 and September 26, 2008 (in millions):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Components of net periodic benefit costs:
Service cost	$33	$37	$98	$110
Interest cost	51	52	153	154
Expected return on plan assets	(56)	(63)	(170)	(188)
Amortization of prior service cost	2	1	6	3
Amortization of actuarial loss	12	8	38	24
Settlements	1	—	12	—

Net periodic benefit cost	$43	$35	$137	$103

Subsequent to the third quarter of 2009, we communicated to our employees our intention to transition the design of our non-union U.S. defined benefit pension plan from a traditional final average pay formula to a cash balance formula. The effective date of the change is January 1, 2011. The projected benefit obligation (PBO) of our non-union U.S. defined benefit pension plan represented approximately 50 percent of our total PBO as of December 31, 2008. Based on current actuarial assumptions, we estimate the change will reduce our PBO by approximately $200 million. This change was made based on a comprehensive review performed on the overall benefits we provide to our non-union U.S. employees. In addition, we have decided to increase our maximum employer match on participants’ voluntary contributions to 3.50 percent of eligible pay for participants in our non-union U.S. defined contribution plan, effective retroactively to January 1, 2009. We estimate that this change in our employer match will increase our annual expense by approximately $20 million. For additional information about our benefit plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all of our U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three and nine months ended October 2, 2009 and September 26, 2008 (in millions):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Components of net periodic benefit costs:
Service cost	$3	$2	$8	$7
Interest cost	5	6	16	16
Amortization of prior service credit	(3)	(3)	(9)	(10)

Net periodic benefit cost	$5	$5	$15	$13

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contributions

Contributions to our pension and other postretirement benefit plans totaled $281 million and $124 million during the nine months ended October 2, 2009 and September 26, 2008, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2009, as well as our actual contributions for the year ended December 31, 2008 (in millions):

	Projected(A) 2009	Actual(A) 2008
Pension - U.S.	$240	$71
Pension - non-U.S.	75	65
Other Postretirement	20	18

Total contributions	$335	$154

(A)

These amounts represent only company-paid contributions. During 2009, our contributions have increased as a result of the significant decline in the funded status of our defined benefit pension plans during 2008. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 10 – INCOME TAXES

Our effective tax rate was a provision of 24 percent and a benefit of 36 percent for the nine months ended October 2, 2009 and September 26, 2008, respectively. The following table provides a reconciliation of the income tax provision (benefit) at the statutory U.S. federal rate to our actual income tax provision (benefit) for the nine months ended October 2, 2009 and September 26, 2008 (in millions):

	Nine Months Ended
	2009	2008
U.S. federal statutory expense (benefit)	$287	$(1,621)
U.S. state expense (benefit), net of federal benefit	5	(168)
Taxation of European and Canadian operations, net	(97)	(42)
Valuation allowance (A)	2	121
Rate and law change expense, net (B)	(3)	11
Nondeductible items	11	10
Revaluation of income tax obligations	(6)	—
Other, net	—	1

Total provision (benefit) for income taxes (C)	$199	$(1,688)

(A)

The 2008 amount includes a $116 million valuation allowance for certain of our deferred tax assets in Canada as a result of the noncash franchise impairment charge recorded during the second quarter of 2008.

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

NOTE 11 – EARNINGS (LOSS) PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. In periods of a net loss, we do not include participating securities in our basic earnings per share calculation since our participating securities are not contractually obligated to fund losses. Our diluted earnings (loss) per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings (loss) per share.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes our basic and diluted earnings (loss) per common share calculations for the three and nine months ended October 2, 2009 and September 26, 2008 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Net income (loss)	$247	$214	$621	$(2,944)

Basic weighted average common shares outstanding (A)	488	485	488	485
Effect of dilutive securities (B)	8	3	3	—

Diluted weighted average common shares outstanding (A)	496	488	491	485

Basic earnings (loss) per common share	$0.50	$0.44	$1.27	$(6.07)

Diluted earnings (loss) per common share	$0.50	$0.44	$1.26	$(6.07)

(A)

At October 2, 2009 and September 26, 2008, we were obligated to issue, for no additional consideration, 0.9 million and 1.0 million common shares, respectively, under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted earnings (loss) per common share for each period presented.

(B)

Options to purchase 38 million and 39 million shares were outstanding as of October 2, 2009 and September 26, 2008, respectively. Of these amounts, options to purchase 23 million and 35 million common shares for the three months ended October 2, 2009 and September 26, 2008, respectively, were not included in the computation of diluted earnings per common share, because the effect of including the options in the computation would have been antidilutive. For the nine months ended October 2, 2009, options to purchase 32 million common shares were not included in the computation of diluted earnings per common share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities. For the nine months ended September 26, 2008, all outstanding options to purchase common shares were excluded from the calculation of diluted earnings per common share because their effect on our loss per common share was antidilutive.

During the nine months ended October 2, 2009, we granted 168,000 restricted share units with a weighted average grant-date fair value of $14.02 and 158,000 share options with a weighted-average grant date fair value of $3.57. We issued an aggregate of 1.1 million shares of common stock from the exercise of share options during the nine months ended October 2, 2009. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

Dividend payments on our common stock totaled $107 million and $102 million during the nine months ended October 2, 2009 and September 26, 2008, respectively. In July 2009, our Board of Directors approved a $0.01 increase in our quarterly dividend from $0.07 to $0.08 beginning in the third quarter of 2009.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension and other postretirement benefit plan liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. The following table summarizes our comprehensive income (loss) for the three and nine months ended October 2, 2009 and September 26, 2008 (in millions):

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Net income (loss)	$247	$214	$621	$(2,944)
Currency translations	24	(234)	208	(167)
Net investment hedges, net of tax	—	24	—	—
Pension and other postretirement benefit plan liability adjustments, net of tax (A)	10	4	11	8
Cash flow hedges, net of tax	(15)	1	(31)	9
Other adjustments, net of tax (B)	(9)	3	(15)	(4)

Net comprehensive income (loss) adjustments, net of tax	10	(202)	173	(154)

Comprehensive income (loss)	$257	$12	$794	$(3,098)

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

(B)

During the three months ended September 26, 2008, we realized a $3 million ($2 million net of tax) loss on our investment in certain marketable equity securities, after concluding that our unrealized loss on the investment was other-than-temporary. This loss was recorded in other nonoperating income (expense), net on our Condensed Consolidated Statement of Operations. The aggregate related fair value of our investment in certain marketable equity securities was approximately $18 million as of October 2, 2009.

NOTE 13 – RESTRUCTURING ACTIVITIES

Supply Chain Initiatives and Business Optimization

During the three and nine months ended October 2, 2009, we recorded restructuring charges totaling $13 million and $25 million, respectively. These charges, included in selling, delivery, and administrative (SD&A) expenses, were primarily related to key strategic projects developed based on the results of the comprehensive business review we performed in late 2008. These projects are designed to further improve our operating effectiveness and efficiency and principally relate to enhancing our supply chain and optimizing certain business processes. We are continuing to evaluate the scope of these projects and expect them to result in restructuring charges of $100 million to $150 million, of which approximately $50 million are expected to be noncash. We expect to be substantially complete with these restructuring activities by the end of 2011.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes these restructuring activities for the nine months ended October 2, 2009 (in millions):

	Severance Pay and Benefits	Accelerated Depreciation	Consulting, Relocation, and Other	Total
Balance at December 31, 2008	$—	$—	$—	$—
Provision	5	12	8	25
Cash payments	(1)	—	(7)	(8)
Noncash items	—	(12)	—	(12)

Balance at October 2, 2009	$4	$—	$1	$5

Business Reorganization and Process Standardization

During the three and nine months ended October 2, 2009, we recorded restructuring charges totaling $11 million and $70 million, respectively, and during the three and nine months ended September 26, 2008, we recorded restructuring charges totaling $19 million and $68 million, respectively. These charges, included in SD&A expenses, were related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. Through this restructuring program we have already or intend to (1) reorganize our U.S. operations by reducing the number of business units from six to four; (2) enhance the standardization of our operating structure and business practices; (3) create a more efficient supply chain and order fulfillment structure; (4) improve customer service in North America through the implementation of a new selling system for smaller customers; and (5) streamline and reduce the cost structure of back office functions in the areas of accounting and human resources. During the remainder of this program, we expect these restructuring activities to result in additional charges of less than $5 million. We expect to be substantially complete with these restructuring activities by the end of 2009. The cumulative cost of this program is approximately $325 million.

The following table summarizes these restructuring activities for the year ended December 31, 2008 and for the nine months ended October 2, 2009 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2007	$36	$7	$43
Provision	86	48	134
Cash payments	(62)	(49)	(111)

Balance at December 31, 2008	60	6	66
Provision	36	34	70
Cash payments	(57)	(37)	(94)

Balance at October 2, 2009	$39	$3	$42

For additional information about our restructuring activities, refer to Note 16 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 14 – OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores, Inc. (and its affiliated companies) accounted for approximately 12 percent of our net operating revenues during both the nine months ended October 2, 2009 and September 26, 2008. No single customer accounted for more than 10 percent of our net operating revenues in Europe during the nine months ended October 2, 2009 and September 26, 2008.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We evaluate our operating segments separately to individually monitor the different factors affecting their financial performance. Segment operating income or loss includes substantially all of the segment’s cost of production, distribution, and administration. Our information technology and debt portfolio are all managed on a global basis and, therefore, expenses and/or costs attributable to these items are included in our Corporate segment. In addition, certain administrative expenses for departments that support our segments such as legal, treasury, and risk management are included in our Corporate segment. We evaluate segment performance and allocate resources based on several factors, of which net operating revenues and operating income are the primary financial measures.

Beginning in the third quarter of 2009, the mark-to-market gains/losses related to our non-designated hedges are included in our Corporate segment until such time as the underlying hedge transaction affects the earnings of an operating segment (North America or Europe). In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/losses related to the hedged transaction are reclassified from the Corporate segment into the earnings of the impacted operating segment. This treatment allows our operating segments to reflect the true economic effects of the underlying hedged transaction without experiencing the mark-to-market volatility associated with these non-designated hedges. Prior to the third quarter of 2009, the mark-to-market gains/losses related to our non-designated hedges were not material. For additional information about our non-designated hedges, refer to Note 6.

The following table summarizes selected financial information about our operating segments for the three and nine months ended October 2, 2009 and September 26, 2008 (in millions):

	North America (A)	Europe (B)	Corporate (C)	Consolidated
Three months ended October 2, 2009:
Net operating revenues	$3,826	$1,743	$—	$5,569
Operating income (loss) (D)	279	314	(129)	464
Three months ended September 26, 2008:
Net operating revenues	$3,983	$1,760	$—	$5,743
Operating income (loss) (E)	273	265	(108)	430
Nine months ended October 2, 2009:
Net operating revenues	$11,616	$4,912	$—	$16,528
Operating income (loss) (F)	858	797	(401)	1,254
Capital asset investments	395	177	49	621
Nine months ended September 26, 2008:
Net operating revenues	$11,372	$5,198	$—	$16,570
Operating (loss) income (G)	(4,568)	723	(345)	(4,190)
Capital asset investments	462	228	55	745

(A)	Canada contributed approximately 9 percent and 10 percent of North America’s net operating revenues during the nine months ended October 2, 2009 and September 26, 2008, respectively.
(B)	Great Britain contributed approximately 38 percent and 40 percent of Europe’s net operating revenues during the nine months ended October 2, 2009 and September 26, 2008, respectively.
(C)

For the three and nine months ended October 2, 2009, our Corporate operating income included net mark-to-market gains on our non-designated hedges totaling $17 million. These gains will be reclassified into the earnings of the impacted operating segment when the underlying hedged transaction occurs. For additional information about our non-designated hedges, refer to Note 6.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(D)	For the three months ended October 2, 2009, our operating income in North America, Europe, and Corporate included restructuring charges totaling $12 million, $1 million, and $11 million, respectively.
(E)

For the three months ended September 26, 2008, our operating income in North America included the net reversal of restructuring expense totaling $5 million, while our operating income in Europe and Corporate included restructuring charges totaling $4 million and $20 million, respectively.

(F)	For the nine months ended October 2, 2009, our operating income in North America, Europe, and Corporate included restructuring charges totaling $38 million, $4 million, and $53 million, respectively.
(G)

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

NOTE 15 – OTHER EVENTS AND TRANSACTIONS

Hansen Distribution Agreements

In October 2008, we entered into distribution agreements with subsidiaries of Hansen Beverage Company (Hansen), the developer, marketer, seller and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under these agreements, we began distributing Monster Energy drinks in certain of our U.S. territories in November 2008 and in Canada and all of our European territories in early 2009. These agreements have terms of 20 years each (including renewal periods for our agreements in Europe), and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. During the nine months ended October 2, 2009, we paid Hansen $80 million in conjunction with these agreements. These payments approximated the amount that Hansen was required to pay to the previous U.S. and Canadian distributors of Monster Energy drinks to terminate the agreements Hansen had with those distributors. We have recorded the amounts paid to Hansen as distribution rights and are amortizing the amounts on a straight-line basis to SD&A expenses over the terms of the agreements.

NOTE 16 – NEW ACCOUNTING STANDARDS

Effective July 2009, the Financial Accounting Standards Board (FASB) codified accounting literature into a single source of authoritative accounting principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our Condensed Consolidated Financial Statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

Recently Issued Standards

In June 2009, the FASB issued revised guidance on the consolidation of variable interest entities (VIE). The revised guidance replaces the quantitative-based risks and rewards calculation for determining the primary beneficiary of a VIE with a qualitative approach that focuses on identifying which enterprise has a controlling financial interest in a VIE. The primary beneficiary of a VIE has both the: (1) power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) obligation to absorb losses or the right to receive benefits from the VIE. Additionally, the revised guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and also requires enhanced disclosures. This guidance is effective for us on January 1, 2010. We are still in the process of evaluating the impact this guidance will have on our Condensed Consolidated Financial Statements.

In December 2008, the FASB issued guidance requiring enhanced disclosures about the plan assets of defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The enhanced disclosures are effective for us for the year ending December 31, 2009.

Recently Adopted Standards

In May 2009, the FASB issued guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but prior to the issuance of the financial statements. The guidance requires disclosure of the date through which subsequent events were evaluated and the basis for that date. The guidance sets forth the following: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for us for the period ending July 3, 2009 and required prospective application. We have evaluated certain events and transactions occurring after October 2, 2009 and through October 29, 2009, the date of our Form 10-Q filing.

In April 2009, the FASB issued guidance requiring disclosures about fair value of financial instruments for interim reporting periods. These disclosure requirements were effective for the period ended July 3, 2009 (refer to Note 7).

In June 2008, the FASB issued guidance to clarify that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method. This guidance was effective for us on January 1, 2009 and required all prior-period earnings per share data to be adjusted retrospectively. This guidance did not have a material impact on our Condensed Consolidated Financial Statements. As of December 31, 2008, we had approximately 3 million unvested restricted shares outstanding with rights to receive nonforfeitable dividends. For additional information about our earnings per share calculations, refer to Note 11.

In April 2008, the FASB issued guidance that amended the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets. This guidance is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect this guidance to have a material impact on our accounting for future acquisitions or renewals of intangible assets, but the potential impact is dependent upon the acquisitions or renewals of intangible assets in the future.

In March 2008, the FASB issued guidance requiring enhanced disclosures regarding a company’s hedging strategies, the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, the guidance requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This guidance was effective for us on January 1, 2009 (refer to Note 6).

In December 2007, the FASB issued guidance that continues to require the acquisition method of accounting to be applied to all business combinations, but significantly changes the accounting for certain aspects of business combinations. Under this guidance, an acquiring entity is required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. The guidance changes the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing noncontrolling interests at fair value at the acquisition date; and

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(3) expensing restructuring costs associated with an acquired business. It also includes a substantial number of new disclosure requirements. This guidance is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect this guidance to have an impact on our accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statements of Operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest, if material. This guidance was effective for us on January 1, 2009 and it did not have a material impact on our Condensed Consolidated Financial Statements. We consolidate several entities that have noncontrolling interests, including certain manufacturing and purchasing cooperatives in which we participate. Noncontrolling interests related to these entities totaled $24 million and $22 million as of October 2, 2009 and December 31, 2008, respectively. These amounts have been reclassified as noncontrolling interest in the equity section of our Condensed Consolidated Balance Sheets. Noncontrolling interest related to these entities totaled $21 million and $19 million as of December 31, 2007 and 2006, respectively. The amount of net income (expense) attributable to the noncontrolling interest in these entities totaled less than $5 million during the three and nine months ended October 2, 2009 and September 26, 2008. Due to the insignificance of these amounts and the fact that the classification has no impact on our earnings per common share, we have elected to include them in other nonoperating income (expense), net on our Condensed Consolidated Statements of Operations, which is consistent with our practice prior to adopting this new guidance.

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. This guidance was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Condensed Consolidated Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this guidance was effective for us on January 1, 2009. This guidance did not have a material impact on our Condensed Consolidated Financial Statements.

The following table summarizes our non-pension financial assets and liabilities measured at fair value on a recurring basis (at least annually) as of October 2, 2009 (in millions):

	October 2, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Deferred compensation plan assets (A)	$72	$72	$—	$—
Marketable equity securities (B)	18	18	—	—
Derivative assets (C)	133	—	133	—

Total assets	$223	$90	$133	$—

Derivative liabilities (C)	$132	$—	$132	$—

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Additionally, year-over-year shifts in holidays and selling days can impact our results on a quarterly basis. Accordingly, our results for the third quarter and first nine months of 2009 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2009.

For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. The following table summarizes the number of selling days for the periods presented (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2009	67	65	65	64	261
2008	64	65	65	68	262

Change	3	—	—	(4)	(1)

Relationship with The Coca-Cola Company

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 35 percent of our outstanding shares as of October 2, 2009. Our financial results are greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

Financial Results

Our net income in the third quarter of 2009 was $247 million, or $0.50 per diluted common share, compared to net income of $214 million, or $0.44 per diluted common share, in the third quarter of 2008. The following items that are included in our reported results affect the comparability of our year-over-year third quarter financial results:

Third Quarter 2009

•

a $24 million ($19 million net of tax, or $0.04 per diluted common share) charge related to restructuring activities to streamline and reduce the cost structure of our global back-office functions and to support the integration and optimization of our supply chain; and

•

a $17 million ($12 million net of tax, or $0.03 per diluted common share) net mark-to-market gain related to non-designated hedges associated with underlying transactions that will occur in a future period.

Third Quarter 2008

•	a $19 million ($8 million net of tax, or $0.01 per diluted common share) charge related to restructuring activities to streamline and reduce the cost structure of our global back-office functions; and

•	a $4 million ($0.01 per diluted common share) net tax expense related to tax rate changes.

Financial Summary

Our financial performance during the third quarter of 2009 was impacted by the following significant factors:

•

Improved operating performance in North America highlighted by positive margin expansion driven by price-package architecture initiatives, enhanced operating efficiency, and a moderating cost environment;

•	A 10.0 percent volume decline in North America versus strong Olympic-related promotional driven volume in the third quarter of 2008;

•	Solid operating results in Europe driven by balanced volume and pricing growth, strong marketplace execution, and moderating cost trends that resulted in year-over-year costs remaining flat;

•

Continued strong performance of Coca-Cola Zero throughout our territories, and the benefit of recent product additions including Monster Energy drinks in all of our territories, vitaminwater 10 in our U.S. territories, and Schweppes Abbey Well mineral water in Great Britain;

•	Reduced delivery costs in North America due to lower fuel prices;

•	The benefits of our Ownership Cost Management (OCM) practices, which reduced operating expenses and allowed us to reinvest in the marketplace; and

•	Unfavorable currency exchange rate changes that reduced earnings per diluted common share in the third quarter of 2009 by approximately $0.04 versus the third quarter of 2008.

North America Results

In North America, we achieved net pricing per case growth of 7.5 percent primarily through sparkling beverage rate increases implemented in the latter part of 2008 and early 2009 and a slight positive mix shift associated with higher-priced still beverages. Our North American sales volume declined 10.0 percent versus strong Olympic-related promotional driven volume in the third quarter of 2008. In addition to the difficult prior year comparison, our sales volume in the third quarter of 2009 was negatively impacted by (1) the shifting of Fourth of July holiday volume into the second quarter of 2009; (2) higher sales prices for our multi-serve sparkling beverages; (3) persistent weakness in higher-margin packages and channels and lower than expected performance for some higher-margin emerging beverage categories; and (4) significantly lower sales of Dasani. Despite the overall reduction in volume during the third quarter of 2009, we benefited from the continued strong performance of Coca-Cola Zero, price-package architecture initiatives such as our 18 and 20-pack can configurations and 14 and 16-ounce PET (plastic) bottles, go-to-market innovations such as Boost Zones, and recent product additions including Monster Energy drinks and vitaminwater 10. Our bottle and can cost of sales per case increased 3.5 percent during the third quarter of 2009, reflecting the lowest quarterly year-over-year increase in more than two years. The moderating cost environment reflects reduced costs for several key raw materials, including aluminum and PET (plastic).

COCA-COLA ENTERPRISES INC.

Europe Results

In Europe, we achieved volume growth of 4.0 percent as we were able to successfully lap strong volume in the third quarter of 2008. Our volume performance reflects solid growth in both sparkling and still beverages, which grew 4.0 percent and 2.5 percent, respectively. Continental Europe experienced strong growth during the quarter, with sales volume increasing 5.5 percent, while Great Britain grew modestly. Solid marketplace execution and the continued success of our “Red, Black, and Silver” three-cola strategy were the primary drivers of our third quarter of 2009 volume performance. Our volume in Europe also benefited from the recent addition of several products, including Monster Energy drinks across all of our European territories and Schweppes Abbey Well mineral water in Great Britain. Our net pricing per case grew 4.5 percent during the third quarter of 2009, while our bottle and can cost per case were flat. Our European results were significantly impacted by negative currency exchange rate changes.

OPERATIONS REVIEW

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.1	63.2	61.9	63.2

Gross profit	38.9	36.8	38.1	36.8
Selling, delivery, and administrative expenses	30.5	29.3	30.6	30.3
Franchise impairment charge	0.0	0.0	0.0	31.9

Operating income (loss)	8.4	7.5	7.5	(25.4)
Interest expense, net	2.5	2.5	2.7	2.6
Other nonoperating income, net	0.0	(0.2)	0.0	0.0

Income (loss) before income taxes	5.9	4.8	4.8	(28.0)
Income tax expense (benefit)	1.4	1.1	1.2	(10.2)

Net income (loss)	4.5%	3.7%	3.6%	(17.8)%

Operating Income (Loss)

The following table summarizes our operating income (loss) by operating segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter				First Nine Months
	2009		2008		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
North America	$279	60.0%	$273	63.5%	$858	68.5%	$711	17.0%
Europe	314	68.0	265	61.5	797	63.5	723	17.5
Corporate	(129)	(28.0)	(108)	(25.0)	(401)	(32.0)	(345)	(8.5)
Franchise impairment charge(A)	—	0.0	—	0.0	—	0.0	(5,279)	(126.0)

Consolidated	$464	100.0%	$430	100.0%	$1,254	100.0%	$(4,190)	100.0%

(A)

During the second quarter of 2008, we recorded a noncash franchise license impairment charge in our North American operating segment. For additional information about the noncash franchise license impairment charge, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES INC.

Operating income increased $34 million, or 8.0 percent, during the third quarter of 2009 to $464 million from $430 million in the third quarter of 2008. During the first nine months of 2009, we had operating income of $1.3 billion, compared to an operating loss of $4.2 billion during the first nine months of 2008. The following table summarizes the significant components of the change in our operating income (loss) for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2009		First Nine Months 2009
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income (loss):
Impact of bottle and can price, cost, and mix on gross profit	$275	64.0%	$655	15.5%
Impact of bottle and can volume on gross profit	(144)	(33.5)	(177)	(4.0)
Impact of bottle and can selling day shift on gross profit	—	0.0	69	1.5
Impact of Jumpstart funding on gross profit	(4)	(1.0)	(17)	(0.5)
Impact of post mix, non-trade, and other on gross profit	(19)	(4.5)	7	0.0
Selling, delivery, and administrative expenses	(52)	(12.5)	(237)	(5.5)
Franchise impairment charge	—	0.0	5,279	126.0
Net impact of restructuring charges	(5)	(1.0)	(27)	(0.5)
Net mark-to-market gains related to non-designated hedges	17	4.0	17	0.5
Currency exchange rate changes	(32)	(7.5)	(125)	(3.0)
Other changes	(2)	0.0	—	0.0

Change in operating income (loss)	$34	8.0%	$5,444	130.0%

Net Operating Revenues

Net operating revenues decreased 3.0 percent in the third quarter of 2009 to $5.6 billion and 0.5 percent in the first nine months of 2009 to $16.5 billion. These changes include currency exchange rate reductions of approximately 3.0 percent and 5.5 percent in the third quarter and first nine months of 2009, respectively. The percentage of our third quarter of 2009 net operating revenues derived from North America and Europe was 69 percent and 31 percent, respectively.

During the third quarter of 2009, our net operating revenues in North America declined 4.0 percent. This decline was driven by a 10.0 percent reduction in sales volume, offset partially by strong pricing growth. In Europe, our net operating revenues declined 1.0 percent, including a 9.5 percent negative impact of currency exchange rate changes. Our European revenues benefited from balanced volume and pricing growth that was driven by strong Coca-Cola trademark volume performance, solid marketplace execution, and successfully lapping strong volume in the third quarter of 2008.

Net operating revenues per case increased 3.5 percent in the third quarter of 2009 versus the third quarter of 2008 and 1.5 percent in the first nine months of 2009 versus the first nine months of 2008. The following table summarizes the significant components of the change in our net operating revenues per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2009			First Nine Months 2009
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in net operating revenues per case:
Bottle and can net price per case	7.5%	4.5%	7.5%	8.5%	4.0%	8.0%
Bottle and can currency exchange rate changes	(0.5)	(9.0)	(3.5)	(1.5)	(14.5)	(6.0)
Post mix, non-trade, and other	(0.5)	0.0	(0.5)	0.0	(0.5)	(0.5)

Change in net operating revenue per case	6.5%	(4.5)%	3.5%	7.0%	(11.0)%	1.5%

COCA-COLA ENTERPRISES INC.

During the third quarter of 2009, our bottle and can sales accounted for 91 percent of our total net operating revenues. Bottle and can net pricing is based on the invoice price charged to customers reduced by promotional allowances. Bottle and can net pricing per case is impacted by the price charged per package, the volume generated in each package, and the channels in which those packages are sold. To the extent we are able to increase volume in higher-margin packages that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The increase in our third quarter and first nine months of 2009 bottle and can net pricing per case in North America was primarily driven by sparkling beverage rate increases implemented in the latter part of 2008 and early 2009 and slight mix impact related to our still beverages. Offsetting this growth was persistent weakness in the sale of our higher-priced single-serve packages, particularly our 20-ounce sparkling beverages and waters.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of three additional selling days during the first nine months of 2009 versus the first nine months of 2008 (selling days were the same in the second quarter of 2009 and 2008; rounded to the nearest 0.5 percent):

	Third Quarter 2009			First Nine Months 2009
	North America	Europe	Consolidated	North America	Europe	Consolidated
Change in volume	(10.0)%	4.0%	(6.5)%	(4.5)%	6.5%	(2.0)%
Impact of selling day shift (A)	n/a	n/a	n/a	(1.0)	(1.0)	(1.0)

Change in volume, adjusted for selling day shift	(10.0)%	4.0%	(6.5)%	(5.5)%	5.5%	(3.0)%

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week) and rounding due to our 0.5 percent rounding convention.

North America comprised 72 percent and 73 percent of our consolidated bottle and can volume during the third quarter and first nine months of 2009 and 2008, respectively.

COCA-COLA ENTERPRISES INC.

Brands

The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of three additional selling days during the first nine months of 2009 versus the first nine months of 2008 (selling days were the same in the third quarter of 2009 and 2008; rounded to the nearest 0.5 percent):

	Third Quarter 2009		First Nine Months 2009
	Change	Percent of Total	Change	Percent of Total
North America:
Coca-Cola trademark	(8.0)%	54.5%	(4.0)%	56.0%
Sparkling flavors and energy	(8.0)	24.5	(4.5)	24.5
Juices, isotonics, and other	(13.5)	12.0	(5.0)	11.5
Water	(19.0)	9.0	(18.0)	8.0

Total	(10.0)%	100.0%	(5.5)%	100.0%

Europe:
Coca-Cola trademark	4.5%	68.0%	6.5%	69.5%
Sparkling flavors and energy	3.0	18.5	3.0	17.5
Juices, isotonics, and other	(3.5)	10.0	(2.5)	10.0
Water	25.0	3.5	19.0	3.0

Total	4.0%	100.0%	5.5%	100.0%

Consolidated:
Coca-Cola trademark	(4.5)%	58.5%	(1.0)%	59.5%
Sparkling flavors and energy	(6.0)	22.5	(3.0)	22.5
Juices, isotonics, and other	(11.0)	11.5	(4.5)	11.0
Water	(15.0)	7.5	(14.5)	7.0

Total	(6.5)%	100.0%	(3.0)%	100.0%

In North America, our third quarter of 2009 sales volume decreased 10.0 percent versus strong promotional driven volume in the third quarter of 2008. In addition to the difficult prior year comparison, our sales volume in the third quarter of 2009 was negatively impacted by (1) the shifting of Fourth of July holiday volume into the second quarter of 2009; (2) higher sales prices for our multi-serve sparkling beverages; (3) persistent weakness in higher-margin packages and channels and lower than expected performance for some higher-margin emerging beverage categories; and (4) significantly lower sales of Dasani. Our volume benefited from the continued strong performance of Coca-Cola Zero, price-package architecture initiatives such as our 18 and 20-pack can configurations and 14 and 16-ounce bottles, go-to-market innovations such as Boost Zones that are creating higher brand awareness and opportunities for volume improvement by enhancing our marketplace focus, and recent product additions including Monster Energy drinks and vitaminwater 10. We plan to continue our package innovation with the roll-out of our two-liter contour bottle across all of our U.S. territories and the introduction of a new 90-calorie ‘slim’ can.

Sales of our Coca-Cola trademark products in North America declined 8.0 percent during the third quarter of 2009, which included a 9.5 percent decrease in the sale of regular Coca-Cola trademark products and a 6.5 percent decrease in the sale of our diet Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was primarily due to a 9.5 percent decline in the sale of Coca-Cola, while the lower sales of our diet Coca-Cola trademark products was driven by a 6.5 percent decline in the sale of Diet Coke and an 11.5 percent decline in the sale of Caffeine Free Diet Coke. These declines were offset by strong volume gains for Coca-Cola Zero, which increased over 9.0 percent.

Our sparkling flavors and energy volume in North America declined 8.0 percent during the third quarter of 2009. This decrease was primarily attributable to lower sales of several sparkling beverage products, including Sprite and Fanta, partially offset by significant volume gains in our energy drink portfolio due to the addition of Monster Energy drinks. Our juices, isotonics, and other volume in North America declined 13.5 percent during

COCA-COLA ENTERPRISES INC.

the third quarter of 2009. This performance reflects a 15.5 percent decline in the sale of our regular POWERade brands and lower sales of our Minute Maid and Nestea products. In addition, we experienced significantly lower sales of glacéau’s vitaminwater versus strong 2008 introductory volume, offset partially by increased sales of vitaminwater 10, which was introduced in the first quarter of 2009. Sales volume for our water brands decreased 19.0 percent during the third quarter of 2009, reflecting sharp declines in our Dasani multi-serve and single-serve packages, offset partially by volume gains in the sale of glacéau’s smartwater.

In Europe, we achieved volume growth of 4.0 percent during the third quarter of 2009. Our volume performance reflects solid growth in both sparkling and still beverages, which grew 4.0 percent and 2.5 percent, respectively. Both continental Europe and Great Britain experienced growth during the third quarter, with sales volume increasing 5.5 percent and 2.0 percent, respectively. Solid marketplace execution and the continued success of our “Red, Black, and Silver” three-cola strategy were the primary drivers of our third quarter of 2009 volume performance. Our volume in Europe also benefited from the recent addition of several products, including Monster Energy drinks across all of our European territories and Schweppes Abbey Well mineral water in Great Britain. In early 2010, we will continue to enhance our brand portfolio in Europe with the addition of Ocean Spray juice drinks in Great Britain and France.

Our Coca-Cola trademark products in Europe increased 4.5 percent in the third quarter of 2009. This increase was driven by volume gains from each of our “Red, Black, and Silver” three-cola initiative products – Coca-Cola, Coca-Cola Zero, and Diet Coke / Coca-Cola light. Our sparkling flavors and energy volume in Europe increased 3.0 percent during the first quarter of 2009, reflecting higher sales of Sprite and Dr Pepper products, offset partially by declining sales of Fanta and Schweppes. Our energy drink category benefited from the introduction of Monster Energy drinks across all European territories. Our juices, isotonics, and other volume in Europe declined 3.5 percent during the third quarter of 2009, reflecting lower sales in both our juice and isotonics portfolios. Sales volume of our water brands increased 25.0 percent during the third quarter of 2009, reflecting the addition of Schweppes Abbey Well mineral water in Great Britain and a low double digit increase in sales of Chaudfontaine mineral water.

Consumption

The following table summarizes our volume results by consumption type for the periods presented, as adjusted to reflect the impact of three additional selling days during the first nine months of 2009 versus the first nine months of 2008 (selling days were the same in the third quarter of 2009 and 2008; rounded to the nearest 0.5 percent):

	Third Quarter 2009		First Nine Months 2009
	Change	Percent of Total	Change	Percent of Total
North America:
Multi-serve (A)	(10.5)%	71.5%	(5.5)%	72.5%
Single-serve (B)	(8.5)	28.5	(5.5)	27.5

Total	(10.0)%	100.0%	(5.5)%	100.0%

Europe:
Multi-serve (A)	4.0%	57.0%	6.0%	57.5%
Single-serve (B)	4.0	43.0	4.5	42.5

Total	4.0%	100.0%	5.5%	100.0%

Consolidated:
Multi-serve (A)	(7.5)%	67.5%	(3.0)%	68.5%
Single-serve (B)	(4.5)	32.5	(2.0)	31.5

Total	(6.5)%	100.0%	(3.0)%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and consumed in the future.
(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

COCA-COLA ENTERPRISES INC.

During the third quarter of 2009, our single-serve and multi-serve packages in North America declined 8.5 percent and 10.5 percent, respectively. The decrease in our single-serve packages reflects the continued impact of challenging economic conditions and was primarily driven by an 11.0 percent decline in the sale of 20-ounce sparkling beverages and a 19.0 reduction in 20-ounce Dasani sales, offset partially by increased sales of our 14 and 16-ounce PET (plastic) bottles and Monster Energy drinks. The primary drivers of the decline in our multi-serve packages were an 8.5 percent reduction in sparkling beverages and a greater than 20.0 percent decline in Dasani. The sharp decline in multi-serve Dasani sales was due, in part, to us taking a more strategic approach to this lower-margin and highly price sensitive segment of the water category.

Packages

The following table summarizes our volume results by major package category for the periods presented, as adjusted to reflect the impact of three additional selling days during the first nine months of 2009 versus the first nine months of 2008 (selling days were the same in the third quarter of 2009 and 2008; rounded to the nearest 0.5 percent):

	Third Quarter 2009		First Nine Months 2009
	Change	Percent of Total	Change	Percent of Total
North America:
Cans	(12.0)%	55.0%	(5.5)%	57.5%
PET (plastic)	(6.5)	44.0	(5.0)	41.5
Glass and other	(12.5)	1.0	(26.0)	1.0

Total	(10.0)%	100.0%	(5.5)%	100.0%

Europe:
Cans	8.5%	40.0%	8.5%	39.5%
PET (plastic)	0.0	44.0	3.5	45.0
Glass and other	4.0	16.0	2.5	15.5

Total	4.0%	100.0%	5.5%	100.0%

Consolidated:
Cans	(8.5)%	51.0%	(3.0)%	52.5%
PET (plastic)	(5.0)	44.0	(2.5)	42.5
Glass and other	1.5	5.0	(2.5)	5.0

Total	(6.5)%	100.0%	(3.0)%	100.0%

Cost of Sales

Cost of sales decreased 6.0 percent in the third quarter of 2009 to $3.4 billion from $3.6 billion in the third quarter of 2008 and decreased 2.5 percent in the first nine months of 2009 to $10.2 billion from $10.5 billon in the third quarter of 2008. These changes include currency exchange rate reductions of approximately 3.0 percent and 5.5 percent in the third quarter and first nine months of 2009, respectively. Cost of sales per case increased 0.5 percent in the third quarter of 2009 versus the third quarter of 2008 and declined 0.5 percent in the first nine months of 2009 versus the first nine months of 2008. The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Third Quarter 2009			First Nine Months 2009
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	3.5%	0.0%	3.5%	6.5%	1.0%	5.5%
Bottle and can currency exchange rate changes	(0.5)	(8.5)	(3.5)	(1.5)	(14.5)	(6.0)
Costs related to post mix, non-trade, and other	0.5	0.5	0.5	0.0	0.0	0.0

Change in cost of sales per case	3.5%	(8.0)%	0.5%	5.0%	(13.5)%	(0.5)%

COCA-COLA ENTERPRISES INC.

Our bottle and can ingredient and packaging costs in North America increased 3.5 percent during the third quarter of 2009. This increase reflects the benefit of a moderating commodity cost environment, specifically for aluminum and PET (plastic), offset by increased cost from package mix shifts associated with higher cost still beverages purchased as finished goods and higher cost of sparkling beverage concentrate.

During the third quarter and first nine months of 2009, our cost of sales were impacted by net mark-to-market gains totaling $17 million related to non-designated hedges associated with underlying transactions that will occur in a future period.

Effective January 1, 2009, we and TCCC agreed to (1) implement a new incidence-based economic model in the U.S. that better aligns system interests across all packages and channels, and (2) net a significant portion of our funding from TCCC, as well as certain other arrangements with TCCC related to the purchase of concentrate, against the price we pay TCCC for concentrate.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (SD&A) expenses increased $15 million, or 1.0 percent, in the third quarter of 2009 to $1.7 billion and increased $36 million, or 0.5 percent, in the first nine months of 2009 to $5.1 billion. These changes include currency exchange rate reductions of approximately 2.5 percent and 4.5 percent in the third quarter and first nine months of 2009, respectively. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Third Quarter 2009		First Nine Months 2009
	Amount	Percent Change of Total	Amount	Percent Change of Total
Changes in SD&A expenses:
General and administrative expenses	$140	8.5%	$288	5.5%
Delivery and merchandising expenses	(64)	(4.0)	(62)	(1.5)
Warehousing expenses	(7)	(0.5)	6	0.0
Selling and marketing expenses	2	0.0	17	0.5
Depreciation and amortization expense	(8)	(0.5)	(2)	0.0
Net impact of restructuring charges	5	0.5	27	0.5
Currency exchange rate changes	(42)	(2.5)	(228)	(4.5)
Other expenses	(11)	(0.5)	(10)	0.0

Change in SD&A expenses	$15	1.0%	$36	0.5%

SD&A expenses as a percentage of net operating revenues was 30.5 percent and 29.3 percent in the third quarter of 2009 and 2008, respectively, and 30.6 percent and 30.3 percent in the first nine months of 2009 and 2008, respectively. Our operating expenses were impacted by an increase in general and administrative expenses, which was primarily driven by increased pension expense due to the significant decline in the funded status of our pension plans in 2008, and higher year-over-year compensation expense related to the expected achievement of performance targets under our annual incentive plans and certain share-based payment awards granted in 2007 and 2008. Our operating expenses also reflect the impact of increased restructuring charges. These factors were offset partially by (1) currency exchange rate changes; (2) lower fuel prices and decreased volume, which drove down delivery expenses; and (3) the ongoing benefit of operating expense control initiatives throughout our organization including the implementation of OCM practices in North America, which drove savings of greater than $75 million during the first nine months of 2009, the majority of which impacted our general and administrative expenses.

During the third quarter and first nine months of 2009, we recorded restructuring charges totaling $24 million and $95 million, respectively, and during the third quarter and first nine months of 2008, we recorded restructuring charges totaling $19 million and $68 million, respectively. For additional information about our restructuring activities, refer to Note 13 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Interest Expense, Net

Interest expense, net totaled $140 million in the third quarter of 2009 versus $144 million in the third quarter of 2008, and $441 million in the first nine months of 2009 versus $434 million in the first nine months of 2008. The following table summarizes the primary items that impacted our interest expense for the periods presented ($ in billions):

	Third Quarter		First Nine Months
	2009	2008	2009	2008
Average outstanding debt balance	$9.0	$9.5	$9.1	$9.6
Weighted average cost of debt	5.9%	6.0%	6.0%	6.0%
Fixed-rate debt (% of portfolio)	90%	83%	90%	83%
Floating-rate debt (% of portfolio)	10%	17%	10%	17%

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

In September 2009, we extinguished $4 million of a $750 million, 8.5 percent debenture and $14 million of a $250 million, 8.0 percent debenture, both due in 2022. As a result of these extinguishments, we recorded a net loss of $6 million ($4 million net of tax), which is included in interest expense, net on our Condensed Consolidated Statement of Operations.

Income Tax Expense (Benefit)

Our effective tax rate was a provision of 24 percent and a benefit of 36 percent for the first nine months of 2009 and 2008, respectively. Our effective tax rate for the first nine months of 2009 included the net favorable impact of $3 million (1 percentage point decrease in our effective tax rate) due to certain tax law changes. Our effective tax rate for the first nine months of 2008 included (1) a $1.9 billion (61 percentage point decrease in our effective tax rate) income tax benefit related to the $5.3 billion noncash franchise impairment charge recorded during the second quarter of 2008, and (2) the net unfavorable impact of $11 million (2 percentage point increase in our effective tax rate) primarily related to the deferred tax impact of merging certain of our subsidiaries and tax rate changes. Our underlying effective tax rate is expected to be approximately 25 percent full-year 2009. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first nine months of 2009.

COCA-COLA ENTERPRISES INC.

CASH FLOW AND LIQUIDITY REVIEW

Liquidity and Capital Resources

Our sources of capital include, but are not limited to, cash flows from operations, public and private issuances of debt and equity securities, and bank borrowings. The capital and credit markets remain volatile and tight as a result of adverse conditions that caused the failure and near failure of a number of large financial services companies in late 2008. As long as the capital and credit markets continue to experience volatility and the availability of funds remains limited, we may incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. Notwithstanding the foregoing, at this time, we believe that our operating cash flow, cash on hand, and available short-term and long-term capital resources are sufficient to fund our working capital requirements, scheduled debt payments, interest payments, capital expenditures, benefit plan contributions, income tax obligations, dividends to our shareowners, any contemplated acquisitions, and share repurchases for the foreseeable future.

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 17 banks. At October 2, 2009, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility.

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At October 2, 2009, we had $89 million outstanding in commercial paper and we have $402 million in debt maturities in the next 12 months. We plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and cash on hand, which totaled $945 million at October 2, 2009. We intend to refinance the remaining maturities of current obligations with either commercial paper or on a long-term basis, subject to the capital and credit market risks described previously. In the event that we are temporarily unable to issue sufficient commercial paper or to issue long-term debt securities, we would expect to borrow under our primary committed credit facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under that facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, A, and A, respectively. In October 2009, our ratings outlook from S&P was raised from negative to stable. Our ratings outlook from Moody’s and Fitch is stable. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of October 2, 2009. These requirements currently are not restrictive to our liquidity or capital resources.

COCA-COLA ENTERPRISES INC.

Summary of Cash Activities

During the first nine months of 2009, our primary sources of cash included (1) $1.4 billion from operations, and (2) proceeds of $1.3 billion from the issuance of debt. Our primary uses of cash were (1) payments on debt of $1.5 billion; (2) net payments on commercial paper of $224 million; (3) capital asset investments of $621 million; (4) pension and other postretirement benefit plan contributions of $281 million; (5) the acquisition of distribution rights totaling $80 million; and (6) dividend payments totaling $107 million.

Operating Activities

Our net cash derived from operating activities totaled $1.4 billion in the first nine months of 2009 versus $1.0 billion in the first nine months of 2008. This increase was primarily driven by strong operating growth in the first nine months of 2009, offset partially by increased pension and other postretirement benefit plan contributions. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our capital asset investments and acquisition of distribution rights represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the first nine months of 2009 and 2008 (in millions):

	First Nine Months
	2009	2008
Supply chain infrastructure improvements	$230	$234
Cold drink equipment	263	375
Vehicle fleet	72	66
Information technology and other capital investments	56	70

Total capital asset investments (A)	$621	$745

(A)	During 2009, we expect our capital asset investments to approximate $900 million.

During the first nine months of 2009, we paid Hansen Beverage Company (Hansen) $80 million in conjunction with the acquisition of distribution rights for Monster Energy drinks. These payments approximated the amount that Hansen was required to pay to the previous U.S. and Canadian distributors of Monster Energy drinks to terminate the agreements Hansen had with those distributors.

Financing Activities

Our net cash used in financing activities totaled $530 million in the first nine months of 2009. The following table summarizes our debt activities for the first nine months of 2009 and 2008 (in millions):

Issuances of debt	Maturity Date	Rate		First Nine Months
				2009	2008
$250 million note	March 2015	4.25%		$250	$—
$350 million note	March 2012	3.75		350	—
200 million Swiss franc note (A)	March 2013	3.00		172	—
$300 million note	March 2015	4.25		300	—
$250 million note	August 2019	4.50		250	—
$300 million note	August 2013	5.00		—	300
$275 million note	May 2011	—	(B)	—	275
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(B)	—	135

Total issuances of debt				$1,322	$710

COCA-COLA ENTERPRISES INC.

Payments on debt	Maturity Date	Rate		First Nine Months
				2009	2008
CAD 150 million note	March 2009	5.85%		$(118)	$—
USD $500 million note (C)	September 2009	4.38		(509)	—
GBP 175 million note	May 2009	5.25		(267)	—
U.S. dollar zero coupon notes (D)	June 2020	8.35		(28)	—
USD $450 million note	August 2009	—	(B)	(450)	—
USD $131 million note	September 2009	7.13		(131)	—
USD $250 million note (portion) (E)	September 2022	8.00		(18)	—
USD $750 million note (portion) (E)	February 2022	8.50		(6)	—
150 million U.K. pound sterling bond	March 2008	6.75		—	(299)
Various non-U.S. currency debt and credit facilities	Uncommitted	—	(B)	—	(58)
Other payments	—	—		(14)	(24)

Total payments on debt, excluding commercial paper				(1,541)	(381)
Net payments on commercial paper				(224)	(247)

Total payments on debt				$(1,765)	$(628)

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

(E)

In September 2009, we extinguished $4 million of a $750 million 8.5 percent debenture and $14 million of a $250 million 8.0 percent debenture, both due in 2022. As a result of these extinguishments, we recorded a loss of $6 million ($4 million net loss after tax), which is included in interest expense, net on our Condensed Consolidated Statement of Operations and presented the net cash outflow as a financing activity on our Condensed Consolidated Statement of Cash Flows.

Dividend payments on our common stock totaled $107 million and $102 million during the nine months ended October 2, 2009 and September 26, 2008, respectively. In July 2009, our Board of Directors approved a $0.01 increase in our quarterly dividend from $0.07 to $0.08 beginning in the third quarter of 2009.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $300 million, or 14.0 percent, to $2.5 billion at October 2, 2009 from $2.2 billion at December 31, 2008. This increase was primarily attributable to the seasonality of our business and currency exchange rate changes. Our allowance for losses on trade accounts receivable increased $17 million to $69 million at October 2, 2009 from $52 million at December 31, 2008. This increase was primarily driven by specific customer-related bad debts and currency exchange rate changes.

Inventories increased $117 million, or 13.0 percent, to $1.0 billion at October 2, 2009 from $901 million at December 31, 2008. This increase was primarily driven by the seasonality of our business, higher cost of goods on hand due to increased input costs and products purchased as finished goods, and currency exchange rate changes.

COCA-COLA ENTERPRISES INC.

Liabilities and Equity (Deficit)

Accounts payable and accrued expenses increased $322 million, or 11.0 percent, to $3.2 billion at October 2, 2009 from $2.9 billion at December 31, 2008. This increase was primarily driven by currency exchange rate changes, higher trade accounts payable, and increased accruals related to our marketing programs, taxes, and annual incentive compensation programs. These increases were offset partially by lower accrued interest.

Total debt decreased by $301 million to $8.7 billion at October 2, 2009. This decrease was the result of payments on debt (including commercial paper) exceeding issuances of debt by $443 million offset partially by currency exchange rate changes of $116 million and other debt related changes of $26 million.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans totaled $281 million and $124 million during the nine months ended October 2, 2009 and September 26, 2008, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2009, as well as our actual contributions for the year ended December 31, 2008 (in millions):

	Projected (A) 2009	Actual (A) 2008
Pension - U.S.	$240	$71
Pension - non-U.S.	75	65
Other Postretirement	20	18

Total contributions	$335	$154

(A)

These amounts represent only company-paid contributions. During 2009, our contributions have increased as a result of the significant decline in the funded status of our defined benefit pension plans during 2008. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

CONTINGENCIES

For information about our contingencies, including outstanding litigation, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET (plastic), HFCS (sweetener), and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our costs during the next 12 months by approximately $70 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.

Due to the increased volatility in commodity prices and tightness of the capital and credit markets, certain of our suppliers have restricted our ability to hedge prices beyond the agreements we currently have in place. As a result, we have expanded, and expect to continue to expand, our non-designated commodity hedging programs. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Internal Control Over Financial Reporting

There has been no change to the effectiveness of our internal control over financial reporting during the three and nine months ended October 2, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, to drive efficiency and effectiveness in our operations we have centralized certain processes and outsourced certain transaction processing activities.

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

Our business model is dependent on the availability of our various products and packages in multiple channels and locations versus those of our competitors to better satisfy the needs of our customers and consumers. Laws that restrict our ability to distribute products in schools and other venues, as well as laws that require deposits for certain types of packages or those that limit our ability to design new packages or market certain packages, could negatively impact our financial results. For example, the State of New York recently enacted legislation that expands deposit requirements to additional beverages, including bottled water, increases certain handling fees for deposits, and requires the escheatment of 80 percent of unclaimed deposits.

In addition, taxes imposed on the sale of certain of our products by the U.S., U.S. states and localities, or other countries in which we operate could cause consumers to shift away from purchasing our products. For example, some members of the U.S. government have raised the possibility of a federal tax on the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, teas, and flavored waters, to help pay for the cost of healthcare reform. Some U.S. state governments are also considering similar taxes. If enacted, such taxes would materially affect our business and financial results.

Our primary competitors and franchisor have entered into definitive merger agreements, and there is uncertainty about the impact these transactions will have on our business.

Our primary competitors recently accepted unsolicited proposals from their franchisor to purchase all of their outstanding shares of common stock not already owned by the franchisor. At this time, it is not possible for us to evaluate whether these transactions will have a material impact on our business and financial results.

COCA-COLA ENTERPRISES INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the third quarter of 2009:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 4, 2009 through July 31, 2009	504	$17.94	—	33,283,579
August 1, 2009 through August 28, 2009	—	—	—	33,283,579
August 29, 2009 through October 2, 2009	556	$20.40	—	33,283,579

Total	1,060	$19.23	—	33,283,579

(A)	The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. in payment of tax obligations related to the vesting of restricted shares.

COCA-COLA ENTERPRISES INC.

Item 6.	Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

COCA-COLA ENTERPRISES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date: October 29, 2009	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date: October 29, 2009	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer