Form 10-K
period 2009-12-31
COCA COLA ENTERPRISES INC
filed 2010-02-12
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number 01-09300

(Exact name of registrant as specified in its charter)

Delaware	58-0503352
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Nonaccelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by nonaffiliates of the registrant as of July 3, 2009 (assuming, for the sole purpose of this calculation, that all directors and executive officers of the registrant are “affiliates”) was $5,046,877,875 (based on the closing sale price of the registrant’s common stock as reported on the New York Stock Exchange).

The number of shares outstanding of the registrant’s common stock as of January 29, 2010 was 491,629,395.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 23, 2010 are incorporated by reference in Part III.

PART I

ITEM 1.	BUSINESS

Introduction

References in this report to “we,” “our,” or “us” refer to Coca-Cola Enterprises Inc. and its subsidiaries unless the context requires otherwise.

Coca-Cola Enterprises Inc. at a Glance

•	Markets, produces, and distributes nonalcoholic beverages.

•

Serves a market of approximately 421 million consumers throughout the United States (U.S.), Canada, the U.S. Virgin Islands and certain other Caribbean islands, Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands.

•	Is the world’s largest Coca-Cola bottler.

•	Represents approximately 16 percent of total Coca-Cola product volume worldwide.

We were incorporated in Delaware in 1944 by The Coca-Cola Company (TCCC), and we have been a publicly-traded company since 1986.

We sold approximately 41 billion bottles and cans (or 1.9 billion physical cases) throughout our territories during 2009. Products licensed to us through TCCC and its affiliates and joint ventures represented greater than 90 percent of our volume during 2009.

We have perpetual bottling rights within our U.S. territories for products with the name “Coca-Cola.” For substantially all other products within the U.S., and all products elsewhere, the bottling rights have stated expiration dates. For all bottling rights granted by TCCC with stated expiration dates, we believe our interdependent relationship with TCCC and the substantial cost and disruption to TCCC that would be caused by nonrenewals of these licenses ensure that they will be renewed upon expiration. The terms of these licenses are discussed in more detail in the sections of this report entitled “North American Beverage Agreements” and “European Beverage Agreements.”

Relationship with The Coca-Cola Company

TCCC is our largest shareowner. At December 31, 2009, TCCC owned approximately 34 percent of our outstanding common stock. One of our thirteen directors is an executive officer of TCCC and another director is a consultant to and former executive officer of TCCC.

We conduct our business primarily under agreements with TCCC. These agreements generally give us the exclusive right to market, produce, and distribute beverage products of TCCC in authorized containers in specified territories. These agreements provide TCCC with the ability, at its sole discretion, to establish its sales prices, terms of payment, and other terms and conditions for our purchases of concentrates and syrups from TCCC. Other significant transactions and agreements with TCCC include arrangements for cooperative marketing; advertising expenditures; purchases of sweeteners, juices, mineral waters and finished products; strategic marketing initiatives; cold drink equipment placement; and, from time-to-time, acquisitions of bottling territories.

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

Territories

Our bottling territories in North America are located in 46 states of the U.S., the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and all 10 provinces of Canada. At December 31, 2009, these territories contained approximately 272 million people, representing approximately 78 percent of the population of the U.S. and 98 percent of the population of Canada. During 2009, our operations in North America contributed 70 percent of our total net operating revenues.

Our bottling territories in Europe consist of Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands. The aggregate population of these territories was approximately 149 million at December 31, 2009. During 2009, our operations in Europe contributed 30 percent of our total net operating revenues.

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

We derive our net operating revenues from marketing, producing, and distributing nonalcoholic beverages. Our beverage portfolio includes some of the most recognized brands in the world, including one of the world’s most valuable sparkling beverage brands, Coca-Cola. We manufacture greater than 90 percent of our finished product from syrups and concentrates that we buy from TCCC and other licensors. The remainder of the products we sell are purchased in finished form. In North America, we deliver most of our product directly to retailers for sale to the ultimate consumers. In Europe, our product is principally distributed to our customers’ central warehouses and through wholesalers who deliver to retailers.

During 2009, our top five brands by volume and geographic area were as follows:

North America:	Europe:
• Coca-Cola	• Coca-Cola
• Diet Coke	• Diet Coke/Coca-Cola light
• Sprite	• Coca-Cola Zero
• Dasani	• Fanta
• Dr Pepper	• Capri-Sun

During 2009, 2008, and 2007, certain major brand categories exceeded 10 percent of our total net operating revenues. The following table summarizes the percentage of total net operating revenues contributed by these major brand categories (rounded to the nearest 0.5 percent):

	2009	2008	2007
Consolidated:
Coca-Cola trademark(A)	54.5%	55.0%	56.0%
Sparkling flavors and energy	23.5%	23.5%	24.0%
Juices, isotonics, and other(B)	13.5%	14.0%	11.5%

(A)	Coca-Cola trademark beverages (the Coca-Cola Trademark Beverages) are sparkling beverages bearing the trademark “Coca-Cola” or “Coke” brand name.

(B)	Isotonic beverages, including POWERade and vitaminwater, are sports drinks that replenish fluids and electrolytes.

For additional information about our various products and packages, refer to “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

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

Large Customers

No single customer accounted for 10 percent or more of our total net operating revenues in 2009. In North America, Wal-Mart Stores, Inc. (and its affiliated companies) accounted for approximately 13 percent of our 2009 net operating revenues. No single customer accounted for more than 10 percent of our 2009 net operating revenues in Europe.

Raw Materials and Other Supplies

We purchase syrups and concentrates from TCCC and other licensors to manufacture products. In addition, we purchase sweeteners; juices; mineral waters; finished product; carbon dioxide; fuel; PET (plastic) preforms; glass, aluminum, and plastic bottles; aluminum and steel cans; pouches; closures; post-mix (fountain syrup) packaging; and other packaging materials. We generally purchase our raw materials, other than concentrates, syrups, mineral waters, and sweeteners, from multiple suppliers. The beverage agreements with TCCC provide that all authorized containers, closures, cases, cartons and other packages, and labels for the products of TCCC must be purchased from manufacturers approved by TCCC.

In the U.S. and Canada, high fructose corn syrup (HFCS) is the principal sweetener for beverage products of TCCC and other licensors’ brands (other than low-calorie products). Sugar (sucrose) is also used as a sweetener in Canada. During 2009, substantially all of our requirements for sweeteners in the U.S. were supplied through purchases by us from TCCC. In Europe, the principal sweetener is sugar derived from sugar beets. Our sugar purchases in Europe are made from multiple suppliers. We do not separately purchase low-calorie sweeteners because sweeteners for low-calorie beverage products are contained in the syrups or concentrates that we purchase.

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

Together with all other bottlers of Coca-Cola in the U.S., we are a member of the Coca-Cola Bottler’s Sales and Services Company LLC (CCBSS). CCBSS combines the purchasing volumes for goods and supplies of multiple Coca-Cola bottlers to achieve efficiencies in purchasing. CCBSS also participates in procurement activities with other large Coca-Cola bottlers worldwide.

We, along with TCCC and other bottlers, continue to study ways to make supply chain procedures more efficient and effective. For example, in late 2008, we and TCCC formed Coca-Cola Supply LLC to integrate our supply chains and consolidate common supply chain activities in North America, including infrastructure planning, sourcing, production planning, and transportation.

We do not use any materials or supplies that are currently in short supply, although the supply and price of specific materials or supplies are, at times, adversely affected by strikes, weather conditions, speculation, abnormally high demand, governmental controls, national emergencies, and price or supply fluctuations of their raw material components.

Advertising and Marketing

We rely extensively on advertising and sales promotions in marketing our products. TCCC and other licensors that supply concentrates, syrups, and finished products to us make advertising expenditures in all major media to promote sales in the local areas we serve. We also benefit from national advertising programs conducted by TCCC and other licensors. Certain of the advertising expenditures by TCCC and other licensors are made pursuant to annual arrangements.

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid to us by TCCC under the programs are determined annually and are periodically reassessed as the programs progress. Marketing support funding programs granted to us by TCCC provide financial support, principally based on our product sales or upon the completion of stated requirements, to offset a portion of our costs of the joint marketing programs. Except in certain limited circumstances, TCCC has no contractual obligation to participate in expenditures for advertising, marketing, and other support. The amounts paid by TCCC, and the terms of similar programs TCCC may have with other licensees could differ from our arrangements.

Global Marketing Fund

We and TCCC have established a Global Marketing Fund, under which TCCC pays us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice to terminate the agreement. We earn annual funding under this agreement if we and TCCC agree on an annual marketing and business plan. TCCC may terminate this agreement for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control.

Cold Drink Equipment Programs

We and TCCC (or its affiliates) are parties to Cold Drink Equipment Purchase Partnership programs (Jumpstart Programs) covering most of our territories in the U.S., Canada, and Europe. The Jumpstart Programs are designed to promote the purchase and placement of cold drink equipment. For additional information about our Jumpstart Programs, refer to Note 3 of the Notes to Consolidated Financial Statements in “Item 8 – Financial Statements and Supplementary Data” in this report.

North American Beverage Agreements

Pricing

Pursuant to the North American beverage agreements, TCCC establishes the prices charged to us for concentrates for the Coca-Cola Trademark Beverages, Allied Beverages (as defined later), still beverages, and post-mix. TCCC has no rights under the U.S. beverage agreements to establish the resale prices at which we sell our products. Effective January 1, 2009, we and TCCC agreed to implement an incidence-based concentrate pricing model in the U.S. for our purchases of Coca-Cola Trademark Beverage and certain Allied Beverage concentrate. This model extends through December 31, 2010. Under this agreement, TCCC must give us 90 days written notice prior to changing the price we pay for such concentrate in the U.S.

U.S. Cola and Allied Beverage Agreements with TCCC

We purchase concentrates from TCCC and market, produce, and distribute our principal beverage products within the U.S. under two basic forms of beverage agreements with TCCC: beverage agreements that cover the Coca-Cola Trademark Beverages (the Cola Beverage Agreements) and beverage agreements that cover other sparkling beverages (except energy drinks) of TCCC (the Allied Beverages and Allied Beverage Agreements) (referred to collectively in this report as the U.S. Cola and Allied Beverage Agreements), although in some instances we distribute sparkling and still beverages without a written agreement. We are a party to one Cola Beverage Agreement and to various Allied Beverage Agreements for each territory. In this “North American Beverage Agreements” section, unless the context indicates otherwise, a reference to us refers to the legal entity in the U.S. that is a party to the beverage agreements with TCCC.

U.S. Cola Beverage Agreements with TCCC

Exclusivity. The Cola Beverage Agreements provide that we will purchase our entire requirements of concentrates and syrups for Coca-Cola Trademark Beverages from TCCC at prices, terms of payment, and other terms and conditions of supply determined from time to time by TCCC at its sole discretion. We may not produce, distribute, or handle cola products other than those of TCCC. We have the exclusive right to manufacture and distribute Coca-Cola Trademark Beverages for sale in authorized containers within our territories. TCCC may determine, at its sole discretion, what types of containers are authorized for use with products of TCCC. We may not sell Coca-Cola Trademark Beverages outside our territories.

Our Obligations. We are obligated to:

•

Maintain such plant and equipment, staff and distribution, and vending facilities as are capable of manufacturing, packaging, and distributing Coca-Cola Trademark Beverages in accordance with the Cola Beverage Agreements and in sufficient quantities to satisfy fully the demand for these beverages in our territories;

•	Undertake adequate quality control measures as prescribed by TCCC;

•	Develop and stimulate the demand for Coca-Cola Trademark Beverages in our territories;

•	Use all approved means and spend such funds on advertising and other forms of marketing as may be reasonably required to satisfy that objective; and

•	Maintain such sound financial capacity as may be reasonably necessary to ensure our performance of our obligations to TCCC.

We are required to meet annually with TCCC to present our marketing, management, and advertising plans for the Coca-Cola Trademark Beverages for the upcoming year, including financial plans showing that we have the consolidated financial capacity to perform our duties and obligations to TCCC. TCCC may not unreasonably withhold approval of such plans. If we carry out our plans in all material respects, we will be deemed to have satisfied our obligations to develop, stimulate, and satisfy fully the demand for the Coca-Cola Trademark Beverages and to have maintained the requisite financial capacity. Failure to carry out such plans in all material respects would constitute an event of default that, if not cured within 120 days of written notice of the failure, would give TCCC the right to terminate the Cola Beverage Agreements. If we, at any time, fail to carry out a plan in all material respects in any geographic segment of our territory, and if such failure is not cured within six months after written notice of the failure, TCCC may reduce the territory covered by that Cola Beverage Agreement by eliminating the portion of the territory in which such failure has occurred.

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

The provisions of the Cola Beverage Agreements that make it an event of default to dispose of any Cola Beverage Agreement or more than 10 percent of the voting securities of any of our bottling company subsidiaries without the consent of TCCC and that prohibit the assignment or transfer of the Cola Beverage Agreements are designed to preclude any person not acceptable to TCCC from obtaining an assignment of a Cola Beverage Agreement or from acquiring voting securities of our bottling company subsidiaries. These provisions effectively prevent us from selling or transferring any of our interest in any bottling operations without the consent of TCCC. These provisions may also prevent us from benefiting from certain transactions, such as mergers or acquisitions, that might be advantageous to us and our shareowners, but which are not acceptable to TCCC.

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

U.S. Still Beverage Agreements with TCCC

We distribute certain still beverages such as isotonics and juice drinks purchased in finished form from TCCC, or its designees. We also market, produce, and distribute Dasani water products. These still beverages are produced, purchased, and sold pursuant to the terms of marketing, distribution, and for Dasani, manufacturing agreements (the Still Beverage Agreements). The Still Beverage Agreements contain provisions that are similar to the U.S. Cola and Allied Beverage Agreements with respect to authorized containers, planning, quality control, transfer restrictions, and related matters but have certain significant differences from the U.S. Cola and Allied Beverage Agreements.

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

Pricing. TCCC, at its sole discretion, establishes the prices we must pay for the still beverages, finished goods or, in the case of Dasani, the concentrate, but has agreed, under certain circumstances for some products, to give us the benefit of more favorable pricing if such pricing is offered to other bottlers of Coca-Cola products.

Term. Each of the Still Beverage Agreements has a term of 10 or 15 years and is renewable by us for an additional 10 years at the end of each term. Renewal is at our option. We currently intend to renew substantially all of the Still Beverage Agreements as they expire.

Other U.S. Beverage Agreements with TCCC

We have a distribution agreement with Energy Brands Inc. (Energy Brands), a wholly owned subsidiary of TCCC. Energy Brands, also known as glacéau, is a producer and distributor of branded enhanced water products including vitaminwater and smartwater. The agreement was effective November 1, 2007 for a period of 10 years, and will automatically renew for succeeding 10-year terms, subject to a 12-month nonrenewal notification. The agreement covers most, but not all, of our U.S. territories, requires us to distribute Energy Brands enhanced water products exclusively, and permits Energy Brands to distribute the products in some channels within our territories. In conjunction with this distribution agreement, we agreed with TCCC to not introduce new brands or certain brand extensions in the U.S. through December 31, 2010 (as extended in 2009), unless mutually agreed to by us and TCCC.

Alternate Route to Market Agreement

Certain aspects of the U.S. Cola, Allied, and Still Beverage Agreements, and the Energy Brands agreement described herein are affected by an Alternate Route to Market (ARTM) Agreement between us and TCCC (which extends through December 31, 2010). The ARTM agreement provides for (1) national warehouse delivery of brands of TCCC into the exclusive territory of almost every bottler of Coca-Cola in the U.S., in exchange for compensation in most circumstances and (2) limits on local warehouse delivery within the parties’ territories. TCCC and other U.S. bottlers of Coca-Cola trademark beverages have entered into similar ARTM agreements. Approved ARTM projects undertaken by us, TCCC, and other bottlers of Coca-Cola would, in some instances, permit delivery of certain products of TCCC into the territories of almost all U.S. bottlers (in exchange for compensation in most circumstances) for the duration of the customer agreement despite the terms of the U.S. beverage agreements making such territories exclusive.

U.S. Post-Mix Sales and Marketing Agreements with TCCC

We have a distributorship appointment in effect through December 31, 2012, to sell and deliver certain post-mix products of TCCC. The appointment is terminable by either party for any reason upon 10 days’ written notice. Under the terms of the appointment, we are authorized to distribute such products to retailers for dispensing to consumers within the U.S. Unlike the U.S. Cola and Allied Beverage Agreements, there is no exclusive territory, and we face competition not only from sellers of other such products but also from other sellers of the same products (including TCCC). In 2009, we sold and/or delivered such post-mix products in all of our major territories in the U.S. Depending on the territory, we are involved to differing degrees in the sale, distribution, and marketing of post-mix syrups. In some territories, we sell syrup on our own behalf, but the primary responsibility for marketing belongs to TCCC. In other territories, we are responsible for marketing post-mix syrup to certain customers.

U.S. Beverage Agreements with Other Licensors

The beverage agreements in the U.S. between us and other licensors of beverage products and syrups contain restrictions generally similar in effect to those in the U.S. Cola and Allied Beverage Agreements as to use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, and causes for termination. Those agreements generally give those licensors the unilateral right to change the prices for their products and syrups at any time at their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors in certain territories. Our agreements with subsidiaries of Dr Pepper Snapple Group (DPSG), which represented approximately 8 percent of the beverages sold by us in the U.S. and the Caribbean during 2009, provide that the parties will give each other at least one year’s notice prior to terminating the agreement for any brand and pay certain fees in some circumstances. Also, we have agreed that we would not cease distributing Dr Pepper brand products prior to December 31, 2015, or Canada Dry, Schweppes, or Squirt brand products prior to December 31, 2013. The termination provisions for Dr Pepper brands renew for five-year periods; those for the other three DPSG brands renew for three-year periods.

In November 2008, we began distributing Monster beverages under a distribution agreement with Hansen Beverage Company (Hansen). This agreement has terms and conditions similar in many respects to the Allied Beverage Agreements. The Monster distribution agreement has a 20-year term, will automatically renew for one-year terms thereafter subject to a nonrenewal notification, can be terminated by either party under certain circumstances (subject to a termination penalty in some cases), and does not cover all of our territories in the U.S. The agreement also permits Hansen and certain other sellers of Monster beverages to continue distribution in our territories in exchange for compensation in most circumstances. We purchase Monster beverages from Hansen and pay certain fees to TCCC.

We distribute certain packages of AriZona Tea in the U.S. Our distribution agreement with AriZona was amended in late 2007 to provide for more limited rights, beginning in 2008, to distribute certain AriZona brands and packages in certain channels in certain parts of our U.S. territories for five years, with options to renew that must be agreed upon by both parties. We have additional rights of first refusal for any additional flavors of the same package in these territories.

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

Pricing.    TCCC supplies the concentrates for the Coca-Cola Trademark Beverages and may establish and revise at any time the price of concentrates, the payment terms, and the other terms and conditions under which we purchase concentrates for the Coca-Cola Trademark Beverages. Unlike other beverage agreements in other parts of the world, TCCC reserves the right to the extent permitted by law, to establish maximum prices at which the Coca-Cola Trademark Beverages may be sold by us to our retailers and may also establish maximum retail prices for such beverages, and we are required to use our best efforts to maintain such maximum retail prices.

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

Other Coca-Cola Beverage Products.    Our license agreements and arrangements with TCCC for Coca-Cola beverage products other than Coca-Cola Trademark Beverages (including glacéau) are on terms generally similar to those contained in the license agreement for the Coca-Cola Trademark Beverages.

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

We distribute AriZona Teas in Canada pursuant to our 2006 exclusive rights agreement with the AriZona licensor to distribute certain AriZona brands and packages for five years, with options to renew that must be agreed upon by both parties. We have additional rights of first refusal for any additional AriZona brands and packages.

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

Exclusivity.    Subject to the European Supplemental Agreement, described later in this report, and with certain minor exceptions, our European Bottlers have the exclusive rights granted by TCCC in their territories to sell the beverages covered by their respective European Beverage Agreements in containers authorized for use by TCCC (including pre- and post-mix containers). The covered beverages include Coca-Cola Trademark Beverages, Allied Beverages, still beverages, glacéau, and certain beverages not sold in the U.S. TCCC has retained the rights, under certain circumstances, to produce and sell, or authorize third parties to produce and sell, the beverages in any manner or form within our territories.

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

Pricing.    The European Beverage Agreements provide that sales by TCCC of concentrate, beverage base, juices, mineral waters, finished goods, and other goods to our European Bottlers are at prices which are set from time to time by TCCC at its sole discretion.

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

TCCC has the right to terminate the European Beverage Agreements before the expiration of the stated term upon the insolvency, bankruptcy, nationalization, or similar condition of our European Bottlers. The European Beverage Agreements may be terminated by either party upon the occurrence of a default that is not remedied within 60 days of the receipt of a written notice of default, or in the event that non-U.S. currency exchange is unavailable or local laws prevent performance. They also terminate automatically, after a certain lapse of time, if any of our European Bottlers refuse to pay a beverage base price increase.

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

European Beverage Agreements with Other Licensors

The beverage agreements between us and other licensors of beverage products and syrups generally give those licensors the unilateral right to change the prices for their products and syrups at any time at their sole discretion. Some of these beverage agreements have limited terms of appointment and, in most instances, prohibit us from dealing in products with similar flavors. Those agreements contain restrictions generally similar in effect to those in the European Beverage Agreements as to the use of trademarks and trade names, approved bottles, cans and labels, sale of imitations, planning, and causes for termination.

In Great Britain, we distribute certain beverages that were formerly in the Cadbury Schweppes portfolio, such as Schweppes, Dr Pepper, and Oasis (Schweppes Products) pursuant to agreements with an affiliate of TCCC (Schweppes Agreements). These agreements impose obligations upon us with respect to the marketing, sale, and distribution of Schweppes Products within our territory. These agreements further require that we achieve certain agreed-upon growth rates for the Schweppes Products and grant certain rights and remedies if these rates are not met. These agreements also place some limitations upon our ability to discontinue Schweppes Products, and recognize the exclusivity of certain

Schweppes Products in their respective flavor categories. We are given the first right to any new Schweppes Products introduced in the territory. These agreements run through 2012 and are automatically renewed for one further 10-year term unless terminated by either party.

In November 2008, the Abbey Well water brand was acquired by an affiliate of TCCC. Subsequent to that acquisition, we obtained the right to distribute the Abbey Well water brand in Great Britain pursuant to, and on the terms of, the Schweppes Agreements.

We distribute Capri-Sun beverages in continental France and Great Britain through distribution agreements with subsidiaries or related entities of WILD GmbH & Co. KG (WILD). We also produce Capri-Sun beverages in Great Britain through a license agreement with WILD. The terms of the distribution and license agreements are five years and expire in 2014, but are renewable for an additional five-year term (subject to our meeting certain pre-conditions). We have also acquired the rights to distribute Capri-Sun beverages in Belgium, the Netherlands, and Luxembourg, beginning in 2010, on terms materially similar to the distribution agreements for France and Great Britain. The agreement is perpetual and cannot be terminated prior to the end of the fifth year. However, thereafter the agreement can be terminated by either party under certain circumstances.

In early 2009, we began distributing Monster beverages in all of our European territories under distribution agreements with Hansen. These agreements have terms of 20 years, comprised of four five-year terms, and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases.

We will commence distribution of Schweppes, Dr Pepper and Oasis products in the Netherlands in early 2010 pursuant to agreements with Schweppes International Limited. The agreements to distribute these products will expire on December 31, 2014, but can be renewed for a further term of five years subject to mutual agreement by both parties. These agreements impose obligations upon us with respect to achieving certain agreed-upon growth rates for each of the abovementioned products in the Netherlands and grant certain rights and remedies to Schweppes International Limited if these rates are not met.

In late 2009, we entered into agreements with Ocean Spray International, Inc. for the distribution of Ocean Spray products in Great Britain and France commencing in January 2010. These agreements have an initial fixed term of five years and will be automatically renewed for an additional five years, unless terminated by either party no later than March 2014.

Competition

The nonalcoholic beverage category of the commercial beverages industry in which we compete is highly competitive. We face competitors that differ between our North American and European territories and also within individual markets in these territories. Moreover, competition exists not only in this category but also between the nonalcoholic and alcoholic categories.

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

During 2009, our sales represented approximately 12 percent of total nonalcoholic beverage sales in our North American territories and approximately 9 percent of total nonalcoholic beverage sales in our European territories. The sale of our products comprised a significantly smaller percentage of the combined alcoholic and nonalcoholic beverage sales in these territories.

Our competitors include the local bottlers and distributors of competing products and manufacturers of private-label products. For example, we compete with bottlers and distributors of products of PepsiCo, Inc., DPSG, Nestlé S.A., Groupe Danone S.A., Kraft Foods Inc., and of private-label products, including those of certain of our customers. In certain of our territories, we sell products against which we compete in other territories. However, in all of our territories our primary business is the marketing, production, and distribution of products of TCCC. Our primary competitor in each territory may vary, but within North America, our predominant competitors are The Pepsi Bottling Group, Inc. and

PepsiAmericas, Inc. During 2009, these two companies accepted unsolicited proposals from their franchisor, PepsiCo, Inc., to purchase all of their outstanding shares of common stock not already owned by PepsiCo, Inc.

Employees

At December 31, 2009, we employed approximately 70,000 people, including 59,000 in North America and 11,000 in Europe.

Approximately 18,000 of our employees in North America in 150 different employee units are covered by collective bargaining agreements and a majority of our employees in Europe are covered by collectively bargained labor agreements. Our bargaining agreements in North America expire at various dates over the next five years, including 55 agreements in 2010. The majority of our European agreements expire at various dates through 2012. We believe that we will be able to renegotiate subsequent agreements upon satisfactory terms.

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

Packaging

Anti-litter measures have been enacted in 10 of the states in which we do business in the U.S. Sales in these states represented approximately 25 percent of our total 2009 U.S. sales volume. Some of these measures prohibit the sale of certain beverages, whether in refillable or nonrefillable containers, unless a deposit is charged by the retailer for the container. The retailer or redemption center refunds all or some of the deposit to the customer upon the return of the container. The containers are then returned to the bottler who, in most jurisdictions, must pay the refund and, in certain others, must also pay a handling fee. In Hawaii and California, a levy is imposed on beverage containers to fund a waste recovery system. Connecticut, Massachusetts, Michigan, and New York have statutes requiring bottlers to pay to the state most or all of the unclaimed container deposits. Connecticut and New York now require that a deposit be charged on bottled water containers. We anticipate that additional jurisdictions may enact such laws.

In Canada, soft drink containers are subject to waste management measures in each of the 10 provinces. Eight provinces have forced deposit plans, of which four have half-back deposit plans whereby a deposit is collected from the consumer, and one-half of the deposit is returned upon redemption.

The European Commission has issued a packaging and packing waste directive that has been incorporated into the national legislation of the European Union (EU) member states in which we do business. The weight of packages collected and sent for recycling (inside or outside the EU) in the countries in which we operate must meet certain minimum targets depending on the type of packaging. The legislation set targets for the recovery and recycling of household, commercial, and industrial packaging waste and imposes substantial responsibilities upon bottlers and retailers for implementation. In the Netherlands, we include 25 percent recycled content in our recyclable plastic bottles in accordance with an agreement we have with the government and, in compliance with national legislation, we charge our customers a deposit on all containers greater than 1/2 liter, which is refunded to them when the containers are returned to us.

We have taken actions to mitigate the adverse financial effects resulting from legislation concerning deposits, restrictive packaging, and escheat of unclaimed deposits which impose additional costs on us. We are unable to quantify the impact on current and future operations which may result from additional legislation if enacted or enforced in the future, but the impact of any such legislation might be significant.

Beverages in Schools

There continues to be public policy challenges regarding the sale of certain of our beverages in schools, particularly elementary, middle, and high schools. The issue of soft drinks in schools in the U.S. first achieved visibility in 1999 when a California state legislator proposed a restriction on the sale of soft drinks in local school districts. In 2004, Texas passed statewide restrictions on the sale of soft drinks and other foods in schools; in 2005, California, Kentucky, and New Jersey passed additional statewide restrictions. Similar regulations have been enacted in a small number of local communities. At December 31, 2009, a total of 32 U.S. states had regulations restricting the sale of soft drinks and other foods in schools. Many of these restrictions have existed for many years in connection with subsidized meal programs in schools. The focus has more recently turned to the growing health, nutrition, and obesity concerns of today’s youth. In 2005, we adopted the Beverage Industry School Vending Policy recommended by the American Beverage Association (ABA). In 2006, we worked with the ABA to develop new U.S. school beverage guidelines through a partnership with the Alliance for a Healthier Generation, which is a joint initiative of the William J. Clinton Foundation and the American Heart Association. The Alliance was established to limit portion sizes and reduce the number of calories for food and beverage offerings during the school day. These guidelines strengthen the ABA school vending policy, and we are implementing them with new and existing contracts with schools. This policy responds to issues regarding the sale of certain of our beverages in schools and provides for recommended beverage availability in elementary, middle, and high schools. During 2009, our sales to schools covered by the ABA policy represented less than 1.0 percent of our total sales volume in the U.S.

During 2006, we worked with Refreshments Canada, the Canadian beverage industry association, and established similar guidelines for schools as in the U.S. During 2009, sales in elementary, middle, and high schools represented less than 1.0 percent of our total sales volume in Canada.

Throughout our European territories, different policy measures exist related to our presence in the educational channel, from a total ban of vending machines in the French educational channel, to a limited choice in Great Britain and self-regulation guidelines in our other European territories. Despite our self regulatory guidelines, we continue to face pressure for regulatory intervention to further restrict the availability of sugared and sweetened beverages in and beyond the educational channel. During 2009, sales in primary and secondary schools represented less than 1.0 percent of our total sales volume in Europe.

California Carcinogen and Reproductive Toxin Legislation

California law requires that a specific warning appear on any product that contains a substance listed by the state as having been found to cause cancer or birth defects. Because the law does not define quantitative thresholds below which a warning is not required, virtually all manufacturers of food products are faced with the possibility of having to provide warnings due to the presence of trace amounts of listed substances. Regulations implementing the law exempt manufacturers from providing the required warning if it can be demonstrated that the listed substances occur naturally in the product or are present in municipal water used to manufacture the product. Currently, we are not required to display warnings under this law on any products sold in California. However, it is possible, caffeine and other substances detectable in our products may be added to the list in the future pursuant to this law and the related regulations as they currently exist or as they may be amended. If a substance found in one of our products is added to the list, or if the increasing sensitivity of detection methodology results in the detection of a minute quantity of a listed substance in our products sold in California, the resulting warning requirements or publicity could have a material adverse effect on our Consolidated Financial Statements.

Environmental Regulations

Substantially all of our facilities are subject to laws and regulations dealing with above-ground and underground fuel storage tanks and the discharge of materials into the environment. We have adopted a plan for the testing, repair, and removal, if necessary, of underground fuel storage tanks at our locations in North America. This plan includes any necessary remediation of tank sites and the abatement of any pollutants discharged. Our plan extends to the upgrade of wastewater handling facilities and any necessary remediation of asbestos-containing materials found in our facilities. We had capital expenditures of approximately $2.1 million in 2009 pursuant to this plan, and we estimate that our capital expenditures will be approximately $5.1 million in total for 2010 and 2011 pursuant to this plan. In our opinion, any liabilities associated with the items covered by such plan will not have a material adverse effect on our Consolidated Financial Statements.

Our beverage manufacturing operations do not use or generate a significant amount of toxic or hazardous substances. We believe that our current practices and procedures for the control and disposition of such wastes comply with applicable law. In the U.S., we have been named as a potentially responsible party in connection with certain landfill sites where we may have been a de minimis contributor. Under current law, our potential liability for cleanup costs may be joint and several with other users of such sites, regardless of the extent of our use in relation to other users. However, in our opinion, our potential liability is not significant and will not have a material adverse effect on our Consolidated Financial Statements.

Our European Bottlers are subject to the provisions of the EU Directive on Waste Electrical and Electronic Equipment (WEEE). Under the WEEE Directive, companies that put electrical and electronic equipment (such as our cold-drink equipment) on the EU market are responsible for the costs of collection, treatment, recovery, and disposal of their own products.

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

EU rules adopted by the European countries in which we do business preclude restriction of the free movement of goods among the member states. As a result, unlike our U.S. Cola and Allied Beverage Agreements, the European Beverage Agreements grant us exclusive bottling territories subject to the exception that other European Economic Area bottlers of Coca-Cola Trademark Beverages and Allied Beverages can, in response to unsolicited orders, sell such products in our European territories (as we can in their territories). For additional information, refer to our previous discussion under “European Beverage Agreements.”

Excise and Other Taxes

There are specific taxes on certain beverage products in some territories in which we do business. Excise taxes primarily on the sale of sparkling beverages have been in place in the U.S. for several years. The jurisdictions in which we operate that currently impose such taxes are Arkansas, Tennessee, Virginia, Washington, West Virginia, and the City of Chicago. In addition, excise taxes on the sale of sparkling and still beverages are in place in Belgium, France, and the Netherlands. Proposals have been introduced in certain countries and states and localities in the U.S. that would impose special taxes on certain beverages we sell. At this point, we are unable to predict whether such additional legislation will be adopted.

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

Financial Information on Industry Segments and Geographic Areas

For financial information about our industry segments and operations in geographic areas, refer to Note 15 of the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” in this report.

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

Forward-looking statements include, but are not limited to:

•	Projections of revenues, income, earnings per common share, capital expenditures, dividends, capital structure, or other financial measures;

•	Descriptions of anticipated plans or objectives of our management for operations, products, or services;

•	Forecasts of performance; and

•	Assumptions regarding any of the foregoing.

For example, our forward-looking statements include our expectations regarding:

•	Diluted earnings per common share;

•	Operating income growth;

•	Volume growth;

•	Net price per case growth;

•	Cost of goods per case growth;

•	Concentrate cost increases from TCCC;

•	Return on invested capital (ROIC);

•	Capital expenditures; and

•	Developments in accounting standards.

Do not unduly rely on forward-looking statements. They represent our expectations about the future and are not guarantees. Forward-looking statements are only as of the date they are made, and, except as required by law, might not be updated to reflect changes as they occur after the forward-looking statements are made. We urge you to review our periodic filings with the SEC for any updates to our forward-looking statements.

Risks and Uncertainties

Our business success, including our financial results, depends upon our relationship with TCCC.

Under the express terms of our license agreements with TCCC:

•

We purchase our entire requirements of concentrates and syrups for Coca-Cola Trademark Beverages and Allied Beverages from TCCC at prices, terms of payment, and other terms and conditions of supply determined from time to time by TCCC at its sole discretion.

•	There are no limits on the prices TCCC may charge us for concentrate.

•

Much of the marketing and promotional support that we receive from TCCC is at the discretion of TCCC. Programs currently in effect or under discussion contain requirements, or are subject to conditions, established by TCCC that we may be unable to achieve or satisfy. The terms of the product licenses from TCCC contain no express obligation for TCCC to participate in future programs or continue past levels of payments into the future.

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

•

We are obligated to maintain such sound financial capacity to perform our duties as is required and determined by TCCC at its sole discretion. These duties include, but are not limited to, making certain investments in marketing activities to stimulate the demand for products in our territories and infrastructure improvements to ensure our facilities and distribution network are capable of handling the demand for these beverages.

In conjunction with the execution of our distribution agreement with TCCC for Energy Brands, we agreed with TCCC to not introduce new brands or certain brand extensions in the U.S. through December 31, 2010 (as extended in 2009), unless mutually agreed to by us and TCCC. As a result, during this period, we are more dependent on product innovation from TCCC and do not have as much latitude to introduce new products from other licensors into our portfolio without some form of cooperation from TCCC.

We have Cold Drink Equipment Purchase Partnership programs (Jumpstart Programs) in place with TCCC. Should we be unable to satisfy the requirements of those programs and unable to agree on an alternative solution, TCCC may be able to seek a partial refund of amounts previously paid.

Disagreements with TCCC concerning other business issues may lead TCCC to act adversely to our interests with respect to the relationships described above. For example, in 2008, TCCC increased the price we pay for sparkling beverage concentrate by approximately 7.5 percent and permanently eliminated $35 million in annual marketing funding. TCCC’s actions were in response to the marketplace pricing action we took in 2008 to cover a portion of our 2008 cost of sales increase. In addition, certain cost savings and business improvement initiatives that we have implemented in North America in 2009 and plan to implement in the future rely heavily on the TCCC’s participation and cooperation. We may be unable to realize the full benefit of our planned initiatives should TCCC not participate as we anticipate.

During 2010, we and TCCC agreed to continue our incidence-based concentrate pricing model in the U.S. at a rate that is consistent with the 2009 rate. In conjunction with this agreement, we agreed with TCCC to reinvest into the business certain amounts that will be determined based on our performance relative to our 2010 U.S. annual business plan. The type of these reinvestments is still to be determined, but we believe the reinvestment of these amounts is important for the long-term growth and health of our business.

We may not be able to respond successfully to changes in the marketplace.

We operate in the highly competitive beverage industry and face strong competition from other general and specialty beverage companies. Our response to continued and increased competitor and customer consolidations and marketplace competition may result in lower than expected net pricing of our products. Our ability to gain or maintain share of sales or gross margins may be limited by the actions of our competitors, who may have advantages in setting their prices because of lower costs. Competitive pressures in the markets in which we operate may cause channel and product mix to shift away from more profitable channels and packages.

If we are unable to maintain or increase our volume in higher-margin products and in packages sold through higher-margin channels (e.g. immediate consumption), our pricing and gross margins could be adversely affected. Our efforts to improve pricing may result in lower than expected volume and/or revenue. In addition, our efforts to increase volume through product and package innovation may negatively impact our existing and, in some cases, more profitable products and packages. For example, our 14- and 16-ounce packages could draw customers and consumers away from our more profitable 20-ounce package.

In addition, during 2009 our primary competitors, The Pepsi Bottling Group, Inc. and Pepsi Americas, Inc., accepted unsolicited proposals from their franchisor, PepsiCo, Inc., to purchase all of their outstanding shares of common stock not already owned by PepsiCo, Inc. At this time, it is not possible for us to evaluate whether these transactions will have a material impact on our business and financial results.

Our sales can be adversely impacted by the health and stability of the general economy.

Unfavorable changes in general economic conditions, such as a recession or prolonged economic slowdown in the territories in which we do business, may reduce the demand for certain of our products and otherwise adversely affect our sales. For example, economic forces may cause consumers to purchase more private-label brands, which are generally sold at a price point lower than our products, or to defer or forego purchases of beverage products altogether. Additionally, consumers that do purchase our products may choose to shift away from purchasing our higher-margin products and packages sold through immediate consumption and other more highly profitable channels. For example, the difficult macroeconomic conditions in the U.S. during 2009 contributed to lower sales of our higher-margin packages, particularly our 20-ounce sparkling beverages and water, which declined approximately 11 percent, and limited the growth in some higher-margin emerging beverage categories. Adverse economic conditions could also increase the likelihood of customer delinquencies and bankruptcies, which would increase the risk of uncollectibility of certain accounts. Each of these factors could adversely affect our revenue, price realization, gross margins, and/or our overall financial condition and operating results.

Concerns about health and wellness could further reduce the demand for some of our products.

Health and wellness trends throughout the marketplace have resulted in a decreased demand for regular soft drinks and an increased desire for more low-calorie soft drinks, water, enhanced water, isotonics, energy drinks, coffee-flavored beverages, teas, and beverages with natural sweeteners. Our failure to offset the decline in sales of our regular soft drinks and to provide these other types of products could adversely affect our business and financial results.

If we, TCCC or other licensors and bottlers of products we distribute are unable to maintain a positive brand image or if product liability claims or product recalls are brought against us, TCCC, or other licensors and bottlers of products we distribute, our business, financial results, and brand image may be negatively affected.

Our success depends on our products having a positive brand image with our customers and consumers. Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish the image of the affected brands and may cause customers and consumers to choose other products. We may be liable if the consumption of our products causes injury or illness. We may also be required to recall products if they become contaminated or are damaged or mislabeled. We have specific product recall insurance, but a significant product liability or other product-related legal judgment against us or a widespread recall of our products could negatively impact our business, financial results, and brand image.

Additionally, adverse publicity surrounding obesity concerns, water usage, customer disputes, labor relations and the like could negatively affect our overall reputation and our products’ acceptance by consumers, even when the publicity results from actions occurring outside our territory or control. Similarly, if product quality-related issues arise from product not manufactured by CCE but imported into our European territories, our reputation and consumer goodwill could be damaged.

Changes in our relationships with large customers may adversely impact our financial results.

A significant amount of our volume is sold through large retail chains, including supermarkets and wholesalers. These customers, at times, may seek to use their purchasing power to improve their profitability through lower prices, increased emphasis on generic and other private-label brands, and increased promotional programs. These factors, as well as others, could have a negative impact on the availability of our products, as well as our profitability. In addition, at times, a customer may choose to temporarily stop selling certain of our products as a result of a dispute we may be having with that customer. For example, during 2009, Costco Wholesale Corporation stopped restocking many Coca-Cola trademark products for a limited period of time until a contract negotiation was resolved. A dispute with a large customer that chooses not to sell certain of our products for a prolonged period of time may adversely affect our sales volume and/or financial results.

Our business in Europe is vulnerable to product being imported from outside our territories, which adversely affects our sales.

Our European territories, particularly Great Britain, are susceptible to the import of products manufactured by bottlers from countries outside our European territories where prices and costs are lower. During 2009, we estimate that imported product negatively impacted the gross profit of our European Bottlers by approximately $20 million to $30 million.

Increases in costs or limitation of supplies of raw materials could hurt our financial results.

If there are increases in the costs of raw materials, ingredients, or packaging materials, such as aluminum, HFCS (sweetener), PET (plastic), fuel, or other cost items, and we are unable to pass the increased costs on to our customers in the form of higher prices, our financial results could be adversely affected. We use supplier pricing agreements and, at times, derivative financial instruments to manage the volatility and market risk with respect to certain commodities. Generally, these hedging instruments establish the purchase price for these commodities in advance of the time of delivery. As such, it is possible that these hedging instruments may lock us into prices that are ultimately greater than the actual market price at the time of delivery. For example, during the first half of 2009, our cost for certain commodities was higher than market prices as a result of supply agreements and hedging instruments entered into during 2008 that locked us into higher prices.

Due to the increased volatility in commodity prices and tightness of the capital and credit markets, certain of our suppliers have restricted our ability to hedge prices beyond the agreements we currently have in place. As a result, we have expanded, and expect to continue to expand, our non-designated hedging programs, which could expose us to additional market risk and earnings volatility with respect to the purchase of these commodities.

If suppliers of raw materials, ingredients, packaging materials, or other cost items, are affected by strikes, weather conditions, abnormally high demand, governmental controls, national emergencies, natural disasters, insolvency, or other events, and we are unable to obtain the materials from an alternate source, our cost of sales, revenues, and ability to manufacture and distribute product could be adversely affected.

In recent years, there has been consolidation among suppliers of certain of our raw materials. The reduction in the number of competitive sources of supply could have an adverse effect upon our ability to negotiate the lowest costs and, in light of our relatively small in-plant raw material inventory levels, has the potential for causing interruptions in our supply of raw materials.

Due to our expanded product portfolio, which includes Monster Energy drinks, Fuze, Campbell, and glacéau products, we have become increasingly reliant on purchased finished goods from external sources versus our internal production. As a result, we are subject to incremental risk including, but not limited to, product availability, price variability, product quality, and production capacity shortfalls for externally purchased finished goods.

Miscalculation of our need for infrastructure investment could impact our financial results.

Projected requirements of our infrastructure investments, including cold drink equipment, fleet, technology, and supply chain infrastructure investments, may differ from actual levels if our volume growth is not as we anticipate. Our infrastructure investments are generally long-term in nature and, therefore, it is possible that investments made today may not generate our expected return due to future changes in the marketplace. Significant changes from our expected need for and/or returns on these infrastructure investments could adversely affect our financial results.

The level of our indebtedness could restrict our operating flexibility and limit our ability to incur additional debt to fund future needs.

As of December 31, 2009, we had approximately $8.8 billion of total consolidated debt (including capital leases), of which $886 million is due in the next 12 months. Our level of indebtedness requires us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest, thereby reducing the funds available to use for other purposes. Our indebtedness can negatively impact our operations by (1) limiting our ability and/or increasing the cost to obtain funding for working capital, capital expenditures, strategic acquisitions, and other general corporate purposes; (2) increasing our vulnerability to economic downturns and adverse industry conditions by limiting our ability to react to changing economic and business conditions; and (3) exposing us to a risk that a significant decrease in cash flows from operations could make it difficult for us to meet our debt service requirements.

With our level of indebtedness, access to the capital and credit markets is vital. The capital and credit markets can, at times, be volatile and tight as a result of adverse conditions such as those that caused the failure and near failure of a number of large financial services companies in late 2008. When the capital and credit markets experience volatility and the availability of funds is limited, we may incur increased costs associated with issuing commercial paper and/or other debt instruments. In addition, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Changes in interest or non-U.S. currency exchange rates, or changes in our debt rating, could harm our financial position.

Changes in interest and non-U.S. currency exchange rates can have a material impact on our financial results. For example, during 2009, non-U.S. currency exchange rate changes negatively impacted our diluted earnings per common share by approximately $0.15. We may not be able to completely mitigate the effect of significant interest rate or non-U.S. currency exchange rate changes. Changes in our debt rating could also have a material adverse effect on our interest costs and financing sources. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. As of December 31, 2009, approximately 10 percent of our debt portfolio was comprised of floating-rate debt.

Legislative or regulatory changes that affect our products, distribution, or packaging could reduce demand for our products or increase our costs.

Our business model depends on the availability of our various products and packages in multiple channels and locations to satisfy the needs of our customers and consumers. Laws that restrict our ability to distribute products in certain channels and locations, as well as laws that require deposits for certain types of packages or those that limit our ability to design new packages or market certain packages, could negatively impact financial results. For example, during 2009, the State of New York enacted legislation that expanded deposit requirements to additional beverages, including bottled water, increased certain handling fees for deposits, and established the requirement to escheat 80 percent of unclaimed deposits.

In addition, taxes imposed on the sale of certain of our products by federal, state, and local governments in the U.S., or other countries in which we operate could cause consumers to shift away from purchasing our products. For example, during 2009 the possibility was raised for a federal tax on the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, teas, and flavored waters, to help pay for the cost of healthcare reform. Some state governments in the U.S. are also considering similar taxes. If enacted, such taxes would materially affect our business and financial results.

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

Changes in tax laws, regulations, related interpretations, and tax accounting standards in the U.S. and other countries in which we operate may adversely affect our financial results. For example, recent legislative proposals to reform U.S. taxation of non-U.S. earnings could have a material adverse effect on our financial results by subjecting a significant portion of our non-U.S. earnings to incremental U.S. taxation and/or by delaying or permanently deferring certain deductions otherwise allowed in calculating our U.S. tax liabilities. In addition, governments are increasingly considering tax law changes as a means to cover budgetary shortfalls resulting from the current economic environment.

If we are unable to renew collective bargaining agreements on satisfactory terms, if we experience employee strikes or work stoppages, or if changes are made to employment laws or regulations, our business and financial results could be negatively impacted.

Approximately 35 percent of our employees are covered by collective bargaining agreements or collectively bargained labor agreements. Our bargaining agreements in North America expire at various dates over the next five years, including 55 agreements in 2010. The majority of our European agreements expire at various dates through 2012. The inability to renegotiate subsequent agreements on satisfactory terms could result in work interruptions or stoppages, which could adversely affect our financial results. The terms and conditions of existing or renegotiated agreements could also increase the cost to us, or otherwise affect our ability to fully implement operational changes to enhance our efficiency. We currently believe, however, that we will be able to renegotiate subsequent agreements upon satisfactory terms.

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

We increasingly rely on information technology systems to process, transmit, store, and protect electronic information. For example, our production and distribution facilities, inventory management, and driver handheld devices all utilize information technology to maximize efficiencies and minimize costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Like all companies, our information technology systems may be vulnerable to a variety of interruptions due to events that may be beyond our control including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, additional security issues, and other technology failures. Our technology and information security processes and disaster recovery plans in place may not be adequate or implemented properly to ensure that our operations are not disrupted. In addition, a miscalculation of the level of investment needed to ensure our technology solutions are current and up-to-date as technology advances and evolves could result in disruptions in our business should the software, hardware, or maintenance of such items become out-of-date or obsolete. Furthermore, when we implement new systems and/or upgrade existing system modules (e.g. SAP), there is a risk that our business may be temporarily disrupted during the period of implementation.

We may not fully realize the expected cost savings and/or operating efficiencies from our restructuring and outsourcing programs.

We have implemented, and plan to continue to implement, restructuring programs to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. These programs are intended to maximize our operating effectiveness and efficiency and to reduce our cost. We cannot guarantee that we will achieve or sustain the targeted benefits under these programs, which could result in further restructuring efforts. In addition, we cannot guarantee that the benefits, even if achieved, will be adequate to meet our long-term growth expectations. The implementation of key elements of these programs, such as employee job reductions, may have an adverse impact on our business, particularly in the near-term.

In addition, we have outsourced certain financial transaction processing and business information services to third-party providers. In the future, we may outsource other functions to achieve further efficiencies and cost savings. If the third-party providers do not supply the level of service expected with our outsourcing initiatives, we may incur additional costs to correct the errors and may not achieve the level of cost savings originally expected. Disruptions in transaction processing due to the ineffectiveness of our third-party providers could result in inefficiencies within other business processes.

Increases in the cost of employee benefits, including current employees’ medical benefits, pension, and other postretirement benefits, could impact our financial results and cash flow.

Unfavorable changes in the cost of our current employees’ medical benefits, pension retirement benefits, and other postretirement medical benefits could materially impact our financial results and cash flow. We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. Our estimates of the amount and timing of our future funding obligations for our defined benefit pension plans are based upon various assumptions, including discount rates and long-term asset returns. In addition, the amount and timing of our pension funding obligations can be influenced by funding requirements that are established by the Employee Retirement Income and Security Act of 1974 (ERISA), the Pension Protection Act, other Congressional Acts, or action of other governing bodies. As a result of significant declines in the funded status of our pension plans during 2008, our pension plan costs and contributions increased during 2009 and are likely to be greater than historical norms for the next several years. During 2009, we contributed approximately $494 million to our defined benefit pension and other postretirement plans, and we expect to contribute at least $175 million in 2010. As of December 31, 2009 and 2008, our defined benefit pension plans were underfunded by approximately $759 million and $1.1 billion, respectively.

We participate in various multi-employer pension plans in the U.S. The majority of these plans are underfunded. During 2008 and 2009, we recorded withdrawal liabilities totaling $10 million related to the anticipated withdrawal from several of the plans. If, in the future, we choose to withdraw from additional plans, we would likely need to record additional withdrawal liabilities, some of which may be material.

Rising healthcare costs and discussion about universal healthcare coverage in the U.S. have resulted in government and private sector initiatives regarding healthcare reform. During 2009, both houses of the U.S. Congress passed healthcare reform bills that, if reconciled and enacted into law, could result in significant changes to the U.S. healthcare system. At this point, we are unable to determine the impact that healthcare reform could have on our employer-sponsored medical plans.

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

Our business can be affected by large-scale terrorist acts, especially those directed against the U.S. or other major industrialized countries; the outbreak or escalation of armed hostilities; major natural disasters; or widespread outbreaks of infectious disease. Such events in the geographic regions in which we do business could have a material impact on our sales volume, cost of raw materials, earnings, and financial condition.

Disagreements among bottlers could prevent us from achieving our business goals.

Disagreements among members of the Coca-Cola bottling system could complicate negotiations and planning with customers, suppliers, and other business partners and adversely affect our ability to fully implement our business plans and achieve the expected results from the execution of those plans, including the expected benefits from our joint initiative with TCCC to create an integrated supply chain company.

Unexpected resolutions of contingencies could impact our financial results.

Changes from expectations for the resolution of contingencies, including outstanding legal and environmental claims and assessments, could have a material impact on our financial results. For example, our 2007 financial results included the reversal of a $13 million liability related to the dismissal of a legal case in Texas. Our failure to abide by laws, orders, or other legal commitments could subject us to fines, penalties, or other damages.

Changes in estimates or assumptions used to prepare our Consolidated Financial Statements could lead to unexpected financial results.

Our Consolidated Financial Statements and accompanying Notes include estimates and assumptions made by management that affect reported amounts. Actual results could differ materially from those estimates and, if so, that difference could adversely affect our financial results.

During 2008, we recorded noncash impairment charges totaling $7.6 billion to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our interim and annual impairment test of these assets. The fair values calculated in our impairment tests are determined using discounted cash flow models involving several assumptions. These assumptions include, but are not limited to, anticipated operating income growth rates, our long-term anticipated operating income growth rate, the discount rate (including a specific reporting unit risk premium), and estimates of capital charges for our franchise license intangible assets. The assumptions that are used are based upon what we believe a hypothetical marketplace participant would use in estimating fair value. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value at the time the analysis is performed. For additional information about our franchise license intangible assets, refer to Note 2 of the Notes to Consolidated Financial Statements in “Item 8—Financial Statements and Supplementary Data” in this report.

We may be affected by global climate change or by legal, regulatory, or market responses to such change.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns. Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost of key raw materials that we use to produce our products. Additionally, the sale of our products can be impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting greenhouse gas (GHG) emissions. For example, proposals that would impose mandatory requirements on GHG emissions continue to be considered by policy makers in the territories that we operate. Laws enacted that directly or indirectly affect our production, distribution, packaging, cost of raw materials, fuel, ingredients, and water could all impact our business and financial results.

As part of our commitment to Corporate Responsibility and Sustainability (CRS), we have calculated the carbon footprint of our operations in each country where we do business, developed a GHG emissions inventory management plan, and set a public goal to reduce our carbon footprint by 15 percent by the year 2020, as compared to our 2007 baseline. Commitment 2020 and potential forthcoming regulatory requirements necessitate our investment in technologies that improve the energy efficiency of our facilities and reduce the carbon emissions of our vehicle fleet. In general, the cost of these types of investments is greater than investments in less energy efficient technologies, and the period of return is often times longer. Although we believe these investments will provide long-term benefits, there is a risk that we may not achieve our desired returns. Additionally, there is reputational risk should we not achieve our publicly stated goals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal properties include our corporate offices, our North American and European business unit headquarters offices, our production facilities, and our sales and distribution centers.

The following summarizes our facilities as of December 31, 2009:

North America:

•	59 beverage production facilities (57 owned, the others leased)

•	15 of which were solely production facilities; and

•	44 of which were combination production and distribution facilities.

•	314 principal distribution facilities (238 owned, the others leased).

Europe:

•	16 beverage production facilities (13 owned, the others leased)

•	3 of which were solely production facilities; and

•	13 of which were combination production and distribution facilities.

•	35 principal distribution facilities (10 owned, the others leased).

Our principal properties cover approximately 45 million square feet in the aggregate (35 million square feet in North America and 10 million square feet in Europe). We believe that our facilities are adequately utilized and sufficient to meet our present operating needs.

At December 31, 2009, we operated approximately 55,000 vehicles of all types. Of this number, approximately 17,000 vehicles were leased; the rest were owned. We owned approximately 2.4 million coolers, beverage dispensers, and vending machines at the end of 2009.

ITEM 3.	LEGAL PROCEEDINGS

We have been named as a “potentially responsible party” (PRP) at several U.S. federal and state Superfund sites.

•

In 1999, we acquired all of the stock of CSL of Texas, Inc. (CSL), which owns an 18.4-acre tract on Holleman Drive, College Station, Texas that was contaminated by prior industrial users of the property. Cleanup was performed under the Texas Voluntary Cleanup Program overseen by the Texas Commission on Environmental Quality (TCEQ) and cost approximately $1.5 million. Pursuant to the 1999 stock purchase agreement, we received final reimbursement for our costs from CSL’s former shareholders in the form of a transfer of CCE common stock that had previously been held in escrow. Although we believe that remediation work is complete, we have not yet received a “No Further Action” letter from the TCEQ, and we no longer have the right to claim reimbursement of our costs from the former shareholders of CSL. Therefore, it is possible that we may still be required to perform additional work at the site at our sole expense, but we do not believe that the cost of any such work would be material.

•

In October 2002, the City of Los Angeles filed a complaint against eight named and 10 unnamed defendants seeking cost recovery, contribution, and declaratory relief for alleged contamination that occurred over a period of decades at various boat yards in the Port of Los Angeles (Port). The cleanup cost at the Port may run into the millions of dollars. Our subsidiary, BCI Coca-Cola Bottling Company of Los Angeles (BCI), was named as a defendant as the alleged successor to the liabilities of a company called Pacific American Industries, Inc. (PAI), which was the parent of a company called San Pedro Boat Works that operated a boat works business at the Port from 1969 until 1974. In a trial held in December 2007, the jury found that PAI and BCI were not responsible for the demanded clean-up costs. The plaintiff has appealed the decision to the United States Court of Appeals for the Ninth Circuit, but we possess strong arguments in favor of the defense verdict. Oral arguments before the Ninth Circuit were made in November 2009, and we are awaiting its decision.

•

We have been named as a PRP at another 43 U.S. federal and 11 U.S. state Superfund sites. However, with respect to those sites, we have concluded, based upon our investigations, either (1) that we were not responsible for depositing hazardous waste and therefore will have no further liability; (2) that payments to date would be sufficient to satisfy our liability; or (3) that our ultimate liability, if any, for such site would be less than $100,000.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Listed and Traded (Principal): New York Stock Exchange

Common shareowners of record as of January 29, 2010: 13,206

STOCK PRICES

2009	High	Low
Fourth Quarter	$21.53	$18.75
Third Quarter	21.44	16.17
Second Quarter	17.83	13.59
First Quarter	14.55	9.70

2008	High	Low
Fourth Quarter	$17.48	$7.25
Third Quarter	19.60	15.99
Second Quarter	24.81	17.03
First Quarter	26.99	21.80

DIVIDENDS

Our dividends are declared at the discretion of our Board of Directors. Regular quarterly dividends were paid in the amount of $0.07 per common share from January 2008 through June 2009. In July 2009, we increased our quarterly dividend 14 percent to $0.08 per common share. In February 2010, we intend to increase our quarterly dividend to $0.09 per common share (subject to Board of Directors approval).

SHARE REPURCHASES

The following table presents information with respect to our repurchases of common stock of the Company made during the fourth quarter of 2009:

Period	Total Number of Shares Purchased (A)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 3, 2009 through October 30, 2009	7,150	$20.82	—	33,283,579
October 31, 2009 through November 27, 2009	488	19.61	—	33,283,579
November 28, 2009 through December 31, 2009	14,866	19.97	—	33,283,579

Total	22,504	20.23	—	33,283,579

(A)

The number of shares reported as repurchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. by employees in payment of tax obligations related to the vesting of restricted shares or distributions from our stock deferral plan. See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities “authorized for issuance under our equity compensation plans.”

SHARE PERFORMANCE

Comparison of Five-Year Cumulative Total Return

Date	Coca-Cola Enterprises	Peer Group	S&P 500 Comp-LTD
12/31/2004	100.00	100.00	100.00
12/31/2005	92.68	106.76	103.00
12/31/2006	99.88	122.70	119.23
12/31/2007	128.63	156.96	125.77
12/31/2008	60.57	116.94	79.31
12/31/2009	108.57	148.47	100.23

The graph shows the cumulative total return to our shareowners beginning as of December 31, 2004, and for each year of the five years ended December 31, 2009, in comparison to the cumulative returns of the S&P Composite 500 Index and to an index of peer group companies we selected. The peer group consists of TCCC, PepsiCo, Inc., Coca-Cola Bottling Co., PepsiAmericas, Inc., The Pepsi Bottling Group, Inc., and DPSG. In 2008, we removed Cadbury Beverages plc from our index of peer group companies as it no longer operates in the nonalcoholic beverage industry. In 2009, we added DPSG to our index of peer group companies following its establishment in 2008 and subsequent listing on the New York Stock Exchange as a publicly traded company. The graph assumes $100 invested on December 31, 2004 in our common stock and in each index, with the subsequent reinvestment of dividends on a quarterly basis.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and accompanying Notes contained in “Item 8—Financial Statements and Supplementary Data” in this report.

	For the Years Ended December 31,
(in millions, except per share data)	2009(A)	2008(B)	2007(C)	2006(D)	2005(E)
OPERATIONS SUMMARY
Net operating revenues	$21,645	$21,807	$20,936	$19,804	$18,743
Cost of sales	13,333	13,763	12,955	12,067	11,258

Gross profit	8,312	8,044	7,981	7,737	7,485
Selling, delivery, and administrative expenses	6,785	6,718	6,511	6,310	6,054
Franchise license impairment charges	—	7,625	—	2,922	—

Operating income (loss)	1,527	(6,299)	1,470	(1,495)	1,431
Interest expense, net	574	587	629	633	633
Other nonoperating income (expense), net	10	(15)	—	10	(8)

Income (loss) before income taxes	963	(6,901)	841	(2,118)	790
Income tax expense (benefit)	232	(2,507)	130	(975)	276

Net income (loss)	$731	$(4,394)	$711	$(1,143)	$514

OTHER OPERATING DATA
Depreciation and amortization	$1,043	$1,050	$1,067	$1,012	$1,044
Capital asset investments	916	981	938	882	902
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	488	485	481	475	471
Diluted	493	485	488	475	476
PER SHARE DATA
Basic earnings (loss) per common share	$1.49	$(9.05)	$1.48	$(2.41)	$1.09
Diluted earnings (loss) per common share	1.48	(9.05)	1.46	(2.41)	1.08
Dividends declared per common share	0.30	0.28	0.24	0.18	0.22
Closing stock price	21.20	12.03	26.03	20.42	19.17
YEAR-END FINANCIAL POSITION
Property, plant, and equipment, net	$6,276	$6,243	$6,762	$6,698	$6,560
Franchise license intangible assets, net	3,491	3,234	11,767	11,452	13,832
Total assets	16,416	15,589	24,099	23,415	25,573
Total debt	8,777	9,029	9,393	10,022	10,109
Shareowners’ equity (deficit)	859	(31)	5,689	4,526	5,643

Acquisitions were made in 2008 and 2006. These acquisitions were included in our Consolidated Financial Statements from the respective acquisition date and did not significantly affect our operating results in any one fiscal period. The following items included in our reported results affected the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability).

(A)

Our 2009 net income included the following items of significance: (1) charges totaling $114 million ($73 million net of tax, or $0.15 per diluted common share) related to restructuring activities to streamline and reduce the cost structure of our global back-office functions and to support the integration and optimization of our supply chain; (2) $46 million ($30 million net of tax, or $0.06 per diluted common share) net mark-to-market gains related to non-designated hedges associated with underlying transactions that will occur in a future period; (3) a $9 million ($6 million net of tax, or $0.01 per diluted common share) loss related to the extinguishment of debt; and (4) a net tax expense totaling $8 million ($0.02 per diluted common share) primarily due to a tax law change in France, offset partially by a net tax rate decrease in certain U.S. states.

(B)

Our 2008 net loss included the following items of significance: (1) $7.6 billion ($4.9 billion net of tax, or $10.18 per common share) noncash impairment charges to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our impairment tests of these assets; (2) charges totaling $134 million ($87 million net of tax, or $0.17 per common share) related to restructuring activities, primarily in North America to streamline and reduce the cost structure of our global back office functions; and (3) a net tax expense totaling $11 million ($0.02 per common share) primarily related to the deferred tax impact of merging certain of our subsidiaries.

(C)

Our 2007 net income included the following items of significance: (1) charges totaling $121 million ($79 million net of tax, or $0.16 per diluted common share) related to restructuring activities, primarily in North America; (2) a $20 million ($14 million net of tax, or $0.03 per diluted common share) gain on the sale of land; (3) a $13 million ($8 million net of tax, or $0.02 per diluted common share) benefit from a legal settlement accrual reversal; (4) a $12 million ($8 million net of tax, or $0.02 per diluted common share) loss on the extinguishment of debt; (5) a $14 million ($10 million net of tax, or $0.02 per diluted common share) loss to write off the value of Bravo Brands! (Bravo) warrants; (6) a $12 million ($8 million net of tax, or $0.02 per diluted common share) gain on the termination of our Bravo master distribution agreement; and (7) a $99 million ($0.20 per diluted common share) net benefit from United Kingdom, Canadian, and U.S. state tax rate changes.

(D)

Our 2006 net loss included the following items of significance: (1) a $2.9 billion ($1.8 billion net of tax, or $3.80 per common share) noncash impairment charge to reduce the carrying amount of our North American franchise license intangible assets to their estimated fair value based upon the results of our annual impairment test of these assets; (2) charges totaling $66 million ($44 million net of tax, or $0.09 per common share) related to restructuring activities, primarily in Europe; (3) a $35 million ($22 million net of tax, or $0.05 per common share) increase in compensation expense related to changes in accounting guidance for share-based payment awards; (4) expenses totaling $14 million related to the settlement of litigation ($8 million net of tax, or $0.02 per common share); and (5) a tax benefit totaling $95 million ($0.20 per common share) as a result of net favorable tax items, primarily for U.S. state tax law changes, Canadian federal and provincial tax rate changes, and the revaluation of various income tax obligations.

(E)

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

Overview

Business

Coca-Cola Enterprises Inc. (“we,” “our,” or “us”) is the world’s largest marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territories in 46 states in the United States (U.S.), the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and the 10 provinces of Canada (collectively referred to as North America). We are also the sole licensed bottler for products of The Coca-Cola Company (TCCC) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as Europe).

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

Relationship with TCCC

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 34 percent of our outstanding shares as of December 31, 2009. Our financial results are greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements.

Strategic Priorities

Our most important long-term objective is to drive shareowner value. Over the long-term, we believe our business can achieve: (1) mid-single digit annual revenue growth; (2) mid-single digit operating income growth; and (3) high-single digit annual diluted earnings per common share growth. Our 2009 operating performance illustrates notable progress in the effort to transition into a company that delivers consistent long-term growth and drives value for our shareowners. As a result of this progress, our outlook for 2010, and our strengthened balance sheet, we expect to increase our returns to shareowners in 2010 through our share repurchase program and, subject to Board of Directors approval, the continuation of consistent dividend increases.

The core of our success in 2009 and the key to driving shareowner value in the future is a clear focus on our Global Operating Framework and our vision of becoming the best beverage sales and customer service company. Guiding our work to achieve this vision are three strategic objectives under our Global Operating Framework. The following is a summary of these objectives and the key initiatives we are undertaking within each objective to achieve sustainable growth in 2010 and beyond. We believe these initiatives will not only drive our future performance and help us achieve our long-term growth targets but will also enable us to realize our vision and deliver long-term shareowner value:

•	Being #1 or a strong #2 in every category in which we choose to compete.

Despite facing challenging economic and operating environments in both North America and Europe, 2009 was a successful year, in part, because of our commitment to grow the value of our existing brands and expand our product portfolio. Going forward, we must continue to find ways to solidify our position in each beverage category in which we compete, seek opportunities to strategically enhance our product portfolio, and strengthen our price-package architecture.

At the center of our brand initiatives is the reinvigoration of our sparkling beverages. We are working successfully to maximize the power of Coca-Cola, one of the world’s most valuable beverage brands, through our “Red, Black, and Silver” Coca-Cola trademark brand initiative. While our product portfolio remains heavily dependent on sparkling beverages, which are vital to our success, we also remain focused on strategically expanding our product offerings. For example, during 2009, we expanded our distribution of Monster Energy drinks into Europe and Canada and continued the expansion of glacéau with the introduction of low-calorie vitaminwater10 in our U.S. territories. In addition, our efforts to improve our water presence in Great Britain were realized with the roll-out of Schweppes Abbey Well mineral water. In 2010, we will build on this important progress in developing our still portfolio with the introduction of vitaminwater zero and Peace Tea in North America and Ocean Spray juice drinks in Great Britain and France. Peace Tea was developed by Hansen Beverage Company for the Coca-Cola system and gives us a new entry in the tea category at a competitive price point.

Increasing brand awareness through strong marketing initiatives aims to drive recruitment of new consumers of our products and strengthen our position in each beverage category. Two major worldwide events in 2010 – the World Cup in South Africa and the Winter Olympic Games in Canada – will provide in-market promotional opportunities for us to increase the awareness of our brands. Similarly, TCCC is also serving as an official sponsor of the 2012 Summer Olympic Games in Great Britain, our largest territory in Europe.

Our North American price-package architecture initiatives have enabled us to meet expanding consumer needs for pricing options, balance profit across packages and channels, and enhance brand equity within our sparkling beverages. These initiatives are central in our effort to revitalize our sparkling beverages in both single-serve and multi-serve consumption channels, strengthen margins, and position ourselves for long-term growth. During 2010, our revitalization efforts will include the continued roll-out of our two-liter contour packages and 99-cent single-serve packages, and the introduction of our 90-calorie ‘slim’ can. In addition, we and TCCC have mutually agreed to continue an incidence-based concentrate pricing model in the U.S. during 2010. This model better aligns system interests among all packages and channels and is an important factor in our success.

•	Being our customers’ most valued supplier.

To be our customers’ most valued supplier, we must continue to challenge the way we go to market. A key element in the transformation of our go-to-market model is our Selling and Merchandising Optimization program (SMO). SMO optimizes inventory levels, reduces out of stocks, and aligns sales and supply chain activities to meet customer goals. We are also expanding our “Boost Zone” program in North America and Europe. This program was created in Europe and targets relatively small, high-traffic areas within major cities and drives recruitment of new consumers through the placement of customized marketing materials and through the cultivation of our relationships with immediate consumption customers. During 2010, we plan to more than double the 50 “Boost Zones” in place at the end of 2009 in North America, and expect to add more than 70 new “Boost Zones” in Europe.

As we transform the way we go to market, we must also continue to seek opportunities to improve our efficiency and effectiveness. Essential to this progress is leveraging our relationship with TCCC. In North America, we are making excellent progress in integrating our supply chain through Coca-Cola Supply LLC. (CCS), a joint initiative with TCCC. CCS has consolidated common supply chain activities, including infrastructure planning, sourcing, production planning, and transportation. By optimizing product flow and reducing inefficiencies within the Coca-Cola System, we expect to generate approximately $150 million in annual savings by 2011, which will be split between us and TCCC. In 2010, we will continue our Ownership Cost Management (OCM) practices, which have become an embedded value within our organization. OCM, which reduces operating expenses through increased levels of accountability, generated cost savings of approximately $85 million in North America during 2009 and allowed us to reinvest a significant amount of value into areas of our business that drive long-term growth.

•	Establishing a winning and inclusive culture.

Central to our business are our people, and we have made it a priority to attract, develop, and retain a highly talented and diverse workforce. Our people are at the core of every action, strategy, and initiative we undertake in our quest to generate long-term sustainable growth. As we continue to work toward being the best beverage sales and customer service company, we must ensure our culture reflects both our Global Operating Framework and our values – Accountable, Customer-Focused, and Team-Driven. A key element in increasing overall company performance and ultimately achieving our vision is driving employee engagement. During 2009, we launched our first-ever global employee engagement survey. The survey afforded an opportunity for employees to provide input regarding their connection to the business. It also identified engagement levels that were correlated with business performance.

Commitment 2020

Corporate Responsibility and Sustainability (CRS) is an additional strategic priority that is vital to our long-term success. Through our recent CRS efforts, we have emerged as a CRS leader in the global Coca-Cola system. We are determined to maintain that position, while also striving to become the CRS leader in the beverage industry. We have linked CRS focus areas to our strategic business priorities and continue to embed CRS across the various functions of our business. For example, at the 2010 Winter Olympics in Canada we will introduce a PET (plastic) bottle made in part from plant materials. The “PlantBottle” is made with up to 30 percent plant-based materials and is the first-ever PET (plastic) bottle that is both made from renewable sources and can be recycled.

We have established measurable goals for each of our five CRS focus areas – water stewardship, sustainable packaging/recycling, energy conservation/climate change, product portfolio/well-being, diverse and inclusive culture—that will help us capture operational efficiencies, drive innovation and effectiveness, and eliminate waste, while simultaneously protecting the environment. Commitment 2020 is the roadmap for how we will fully achieve our goals for each of our five strategic CRS focus areas by the year 2020.

Financial Results

Our net income in 2009 was $731 million or $1.48 per diluted common share, compared to a net loss of $4.4 billion or $9.05 per common share in 2008. The following items included in our reported results affected the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):

2009

•

Charges totaling $114 million ($73 million net of tax, or $0.15 per diluted common share) related to restructuring activities, to streamline and reduce the cost structure of our global back-office functions and to support the integration and optimization of our supply chain;

•

Net mark-to-market gains totaling $46 million ($30 million net of tax, or $0.06 per diluted common share) related to non-designated hedges associated with underlying transactions that will occur in a future period;

•	A $9 million ($6 million net of tax, or $0.01 per diluted common share) loss related to the extinguishment of debt during the first quarter of 2009; and

•	A net tax expense totaling $8 million ($0.02 per diluted common share) primarily due to a tax law change in France, offset partially by a net tax rate decrease in certain U.S. states.

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

•	A net tax expense totaling $11 million ($0.02 per common share) primarily related to the deferred tax impact of merging certain of our subsidiaries.

Financial Summary

Our financial performance during 2009 was impacted by the following significant factors:

•	Improved operating performance in North America highlighted by positive margin expansion driven primarily by price-package architecture initiatives and enhanced operating efficiency;

•

A 5.0 percent volume decline in North America reflecting the impact of higher prices, persistent weakness in higher-margin products and packages, and lower than expected performance for some higher-margin emerging beverage categories;

•

Increased input costs in North America due to package mix shifts associated with higher-cost still beverages purchased as finished goods and increased cost of sparkling beverage concentrate, offset partially by a moderating raw material cost environment;

•	Solid operating results in Europe driven by balanced volume and pricing growth, strong marketplace execution, and a moderate cost of goods increase;

•

Continued strong performance of Coca-Cola Zero throughout our territories, and the benefit of recent product additions including Monster Energy drinks in all of our territories, vitaminwater10 in our U.S. territories, and Schweppes Abbey Well mineral water in Great Britain;

•

Increased general and administrative expenses primarily driven by performance-related compensation expense under our annual incentive plans and certain share-based payment awards and higher pension expense;

•	The benefits of our OCM practices, which reduced operating expenses by approximately $85 million in North America and allowed us to reinvest into areas of the business that drive growth; and

•	Unfavorable currency exchange rate changes that reduced earnings per diluted common share by approximately $0.15.

Revenue

In North America, we achieved bottle and can net price per case growth of 6.5 percent primarily through sparkling beverage rate increases implemented in the latter part of 2008 and early 2009 and a slight positive mix shift associated with higher-priced still beverages. Our North American sales volume declined 5.0 percent reflecting the impact of (1) higher sales prices for our multi-serve sparkling beverages; (2) persistent weakness in higher-margin packages and channels and lower than expected performance for some higher-margin emerging beverage categories; and (3) significantly lower sales of Dasani. Despite the overall reduction in volume during 2009, we benefited from our price-package architecture initiatives including our 99-cent single-serve packages and a variety of can and PET configurations, the continued strong performance of Coca-Cola Zero, go-to-market innovations such as “Boost Zones,” and recent product additions including Monster Energy drinks and vitaminwater10.

During 2010, we must continue to make progress in North America to further develop our brand and package portfolio, strengthen our price-package architecture, and evolve our go-to-market model. We expect the operating environment to remain challenging, but anticipate improving volume trends as we cycle into a more moderate pricing environment. We will also have the opportunity to capture the benefits of several global events during 2010, particularly the 2010 World Cup in South Africa and 2010 Winter Olympic Games in Canada. We are working closely with TCCC to develop strong plans in support of marketing surrounding these events. In addition, we will be expanding our “Boost Zone” program by more than doubling the number of “Boost Zones” in North America during 2010.

Our operations in Europe delivered solid performance during 2009 driven by volume growth of 5.5 percent and pricing growth of 4.0 percent. Solid marketplace execution and the continued success of our “Red, Black, and Silver” Coca-Cola trademark brand initiative were the primary drivers of our 2009 volume performance. Our volume in Europe also benefited from the recent addition of several products, including Monster Energy drinks across all of our European territories and Schweppes Abbey Well mineral water in Great Britain. Our 2009 European revenues were significantly impacted by negative currency exchange rate changes.

During 2010, we will continue to focus on strong execution and product development as we work through evolving marketplace conditions in Europe. We expect our volume growth next year to be similar to our 2009 growth, as we anticipate strong results for our “Red, Black, and Silver” Coca-Cola trademark brands and solid growth within our energy and water portfolios. We will also continue to improve our price-package architecture in Europe to ensure we are targeting specific customer and consumer needs. Similar to North America, we expect our volume results in Europe to benefit from marketing initiatives surrounding the 2010 World Cup in South Africa.

Cost of Sales

During 2009, our bottle and can ingredient and packaging costs per case in North America increased 4.0 percent. This increase was primarily driven by package mix shifts associated with higher-cost still beverages purchased as finished goods and increased cost of sparkling beverage concentrate. Despite higher input costs in the first half of 2009 as a result of supply agreements and hedging instruments entered into during 2008 that locked us into higher than market prices, we began realizing the benefit of a moderating cost environment during the latter part of 2009, which included declining cost for several key raw materials, such as aluminum, PET (plastic), and HFCS (sweetener). During 2010, we expect the cost environment in North American to remain stable.

Our 2009 bottle and can ingredient and packaging costs per case in Europe increased 1.5 percent, which was in-line with expectations and consistent with increases we have experienced in recent years. During 2010, we expect a moderate increase in our European bottle and can ingredient and packaging costs primarily due to increases in the cost for certain raw materials.

Operating Expenses

Based on our operating performance during 2009, we incurred increased performance-based compensation expense under our annual incentive plans and certain share-based payment awards. In addition, we experienced increased pension expense during 2009 as a result of the significant decline in pension plan assets that occurred in 2008. Partially offsetting these increases were currency exchange rate changes and lower fuel prices and decreased volume, which reduced delivery expenses.

In addition, during 2009, employees throughout our organization remained focused on reducing controllable operating expenses through initiatives such as OCM and improved effectiveness and efficiency at every level. The significant savings generated by these efforts allowed us to reinvest a significant amount of value into areas of our business that drive long-term growth. As we move forward, we will continue to build on the principles of OCM, which have become embedded within our organization, and expect these, and other initiatives, to limit the growth of our underlying operating expenses during 2010.

Operations Review

The following table summarizes our Consolidated Statements of Operations as a percentage of net operating revenues for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Net operating revenues	100.0%	100.0%	100.0%
Cost of sales	61.6	63.1	61.9

Gross profit	38.4	36.9	38.1
Selling, delivery, and administrative expenses	31.3	30.8	31.1
Franchise license impairment charges	0.0	35.0	0.0

Operating income (loss)	7.1	(28.9)	7.0
Interest expense, net	2.7	2.7	3.0

Income (loss) before income taxes	4.4	(31.6)	4.0
Income tax expense (benefit)	1.0	(11.5)	0.6

Net income (loss)	3.4%	(20.1)%	3.4%

The following table summarizes our operating income (loss) for the years ended December 31, 2009, 2008, and 2007 (in millions; percentages rounded to the nearest 0.5 percent):

	2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
North America	$1,059	69.5%	$904	14.5%	$1,129	77.0%
Europe	963	63.0	891	14.0	810	55.0
Corporate	(495)	(32.5)	(469)	(7.5)	(469)	(32.0)
Franchise license impairment charges(A)	—	0.0	(7,625)	(121.0)	—	0.0

Consolidated	$1,527	100.0%	$(6,299)	100.0%	$1,470	100.0%

(A)

During 2008, we recorded noncash franchise license impairment charges in our North American operating segment. For additional information about the noncash franchise license impairment charges, refer to Note 2 of the Notes to Consolidated Financial Statements.

2009 Versus 2008

During 2009, we had operating income of $1.5 billion compared to an operating loss of $6.3 billion in 2008. The following table summarizes the significant components of the change in our 2009 operating income (loss) (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating income (loss):
Impact of bottle and can price, cost, and mix on gross profit	$775	12.5%
Impact of bottle and can volume on gross profit	(189)	(3.0)
Impact of bottle and can selling day shift on gross profit	(51)	(1.0)
Impact of Jumpstart funding on gross profit	(14)	0.0
Impact of post mix, non-trade, and other on gross profit	(4)	0.0
Other selling, delivery, and administrative expenses	(266)	(4.0)
Franchise license impairment charges	7,625	121.0
Net mark-to-market gains related to non-designated hedges	46	0.5
Net impact of restructuring charges	20	0.0
Currency exchange rate changes	(116)	(2.0)

Change in operating income (loss)	$7,826	124.0%

2008 Versus 2007

During 2008, we had an operating loss of $6.3 billion compared to operating income of $1.5 billion in 2007. The following table summarizes the significant components of the change in our 2008 operating (loss) income (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating (loss) income:
Impact of bottle and can price, cost, and mix on gross profit	$100	7.0%
Impact of bottle and can volume on gross profit	(45)	(3.0)
Impact of bottle and can selling day shift on gross profit	35	2.5
Impact of Jumpstart funding on gross profit	(15)	(1.0)
Impact of post mix, non-trade, and other on gross profit	(13)	(1.0)
Other selling, delivery, and administrative expenses	(151)	(10.5)
Net impact of restructuring charges	(13)	(1.0)
Net impact of legal settlements and accrual reversals	(8)	(0.5)
Gain on sale of land	(20)	(1.5)
Franchise license impairment charges	(7,625)	(518.5)
Currency exchange rate changes	(14)	(1.0)

Change in operating (loss) income	$(7,769)	(528.5)%

Net Operating Revenues

2009 Versus 2008

Net operating revenues decreased 0.5 percent in 2009 to $21.6 billion from $21.8 billion in 2008. This change included currency exchange rate reductions of approximately 3.5 percent. The percentage of our 2009 net operating revenues derived from North America and Europe was 70 percent and 30 percent, respectively.

During 2009, our net operating revenues in North America decreased 0.5 percent reflecting lower sales volume, offset by the benefit of strong pricing growth driven by the sparkling beverage rate increases implemented in the latter part of 2008 and early 2009. In Europe, our net operating revenues declined 1.5 percent, which included a 10.5 percent negative impact of currency exchange rate changes. Our revenues in Europe reflect the benefit of balanced volume and pricing growth that was driven by strong Coca-Cola trademark volume performance, and solid marketplace execution.

Net operating revenues per case increased 2.0 percent in 2009 versus 2008. The following table summarizes the significant components of the change in our 2009 net operating revenues per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in net operating revenues per case:
Bottle and can net price per case	6.5%	4.0%	6.5%
Bottle and can currency exchange rate changes	(0.5)	(10.0)	(4.0)
Post mix, non-trade, and other	(0.5)	0.0	(0.5)

Change in net operating revenues per case	5.5%	(6.0)%	2.0%

Our bottle and can sales accounted for 91 percent of our total net operating revenues during 2009. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher-margin packages or brands that are sold through higher-margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing.

The increase in our 2009 bottle and can net price per case in North America was primarily driven by sparkling beverage rate increases implemented in the latter part of 2008 and early 2009 and slight mix impact related to our still beverages. Offsetting this growth was persistent weakness in the sale of our higher-priced single-serve packages, particularly our 20-ounce sparkling beverages and water.

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs are arrangements under which allowances are earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. We believe our participation in these programs is essential to ensuring volume and revenue growth in the competitive marketplace. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $2.0 billion in 2009 and $2.5 billion in 2008. These amounts included net customer marketing accrual reductions related to estimates for prior year programs of $24 million and $41 million in 2009 and 2008, respectively. The cost of these various programs as a percentage of gross revenues was approximately 5.1 percent and 6.9 percent in 2009 and 2008, respectively. The reduction in the cost of these programs during 2009 was principally due to a law change in France that resulted in the cost of these programs in France being provided as an on-invoice reduction. For additional information about these programs, refer to Note 1 of the Notes to Consolidated Financial Statements.

2008 Versus 2007

Net operating revenues increased 4.0 percent in 2008 to $21.8 billion from $20.9 billion in 2007. The percentage of our 2008 net operating revenues derived from North America and Europe was 70 percent and 30 percent, respectively.

During 2008, our net operating revenues in North America were limited by difficult macroeconomic conditions that contributed to lower sales of our higher-margin packages, particularly for our 20-ounce sparkling beverages and water, and lower than expected growth in some higher-margin emerging beverage categories. Our revenues benefited from strong pricing growth attributable to the positive mix shift associated with our expanded still beverage portfolio, and our September 2008 rate increase principally impacting our U.S. multi-serve consumption channels. This rate increase was initiated to cover a portion of our 2008 cost of sales increase and to begin to rebalance the profitability between our single-

serve and multi-serve packages. In Europe, our net operating revenues benefited from our “Boost Zone” marketing initiatives, which continued to expand into Great Britain during 2008. In addition, solid marketplace execution, enhanced product development, and strong promotional activities surrounding the Euro 2008 soccer tournament and 2008 Summer Olympic Games, resulted in solid volume gains in 2008.

Net operating revenues per case increased 4.5 percent in 2008 versus 2007. The following table summarizes the significant components of the change in our 2008 net operating revenues per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in net operating revenues per case:
Bottle and can net price per case	5.5%	2.0%	4.5%
Bottle and can currency exchange rate changes	0.0	1.0	0.5
Post mix, non-trade, and other	(1.0)	(0.5)	(0.5)

Change in net operating revenues per case	4.5%	2.5%	4.5%

Our bottle and can sales accounted for 91 percent of our total net operating revenues during 2008.

The increase in our 2008 bottle and can net price per case in North America was primarily driven by the positive mix shift associated with higher-priced still beverages, and our September 2008 rate increase that principally impacted our U.S. multi-serve consumption channels. These positive price factors were offset by significantly lower sales of higher-priced single-serve packages, particularly for our 20-ounce sparkling beverages and water, and lower than expected growth in some emerging beverage categories.

The cost of various customer programs and arrangements designed to increase the sale of our products by these customers totaled $2.5 billion in 2008 and $2.4 billion in 2007. These amounts included net customer marketing accrual reductions related to estimates for prior year programs of $41 million and $33 million in 2008 and 2007, respectively. The cost of these various programs as a percentage of gross revenues was approximately 6.9 percent and 6.8 percent in 2008 and 2007, respectively. The increase in the cost of these various programs as a percentage of gross revenues was the result of greater marketing and promotional program activities, primarily in Europe.

Volume

2009 Versus 2008

The following table summarizes the change in our 2009 bottle and can volume, as adjusted to reflect the impact of one less selling day in 2009 versus 2008 (rounded to the nearest 0.5 percent):

	North America	Europe	Consolidated
Change in volume	(5.5)%	5.0%	(3.0)%
Impact of selling day shift (A)	0.5	0.5	0.5

Change in volume, adjusted for selling day shift	(5.0)%	5.5%	(2.5)%

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week) and rounding due to our 0.5 percent rounding convention.

North America comprised 73 percent and 75 percent of our consolidated bottle and can volume during 2009 and 2008, respectively. During 2009, our sales represented approximately 12 percent of total nonalcoholic beverage sales in our North American territories and approximately 9 percent of total nonalcoholic beverage sales in our European territories.

Brands

The following table summarizes our 2009 bottle and can volume by major brand category, as adjusted to reflect the impact of one less selling day in 2009 versus 2008 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Coca-Cola trademark	(3.0)%	57.0%
Sparkling flavors and energy	(3.5)	24.5
Juices, isotonics, and other	(6.0)	11.0
Water	(18.0)	7.5

Total	(5.0)%	100.0%

Europe:
Coca-Cola trademark	7.0%	69.5%
Sparkling flavors and energy	3.0	18.0
Juices, isotonics, and other	(3.5)	9.5
Water	17.5	3.0

Total	5.5%	100.0%

Consolidated:
Coca-Cola trademark	0.0%	60.5%
Sparkling flavors and energy	(2.5)	22.5
Juices, isotonics, and other	(5.0)	10.5
Water	(15.0)	6.5

Total	(2.5)%	100.0%

In North America, our 2009 sales volume decreased 5.0 percent, reflecting the impact of (1) higher sales prices for our multi-serve sparkling beverages; (2) persistent weakness in higher-margin packages and channels and lower than expected performance for some higher-margin emerging beverage categories; and (3) significantly lower sales of Dasani. Our volume benefited from the continued strong performance of Coca-Cola Zero, price-package architecture initiatives such as our 18- and 20-pack can configurations and 14- and 16-ounce bottles, go-to-market innovations such as “Boost Zones” that are creating higher brand awareness and opportunities for volume improvement by enhancing our marketplace focus, and recent production additions including Monster Energy drinks and vitaminwater10. We will continue our package innovation in 2010 with the roll-out of our two-liter contour bottle across all of our U.S. territories and the introduction of a new 90-calorie ‘slim’ can.

The sales volume of our Coca-Cola trademark products in North America decreased 3.0 percent in 2009, which included a 4.0 percent decline in the sale of regular Coca-Cola trademark products and a 2.0 percent decrease in the sale of our diet Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was primarily due to a 4.0 percent decline in the sale of Coca-Cola, while the lower sales of our diet Coca-Cola trademark products was driven by a 2.5 percent decline in the sale of Diet Coke and a 7.0 percent decline in the sale of Caffeine Free Diet Coke. These declines were offset by strong volume gains for Coca-Cola Zero, which increased over 16.0 percent.

Our sparkling flavors and energy volume in North America declined 3.5 percent during 2009. This decrease was primarily driven by lower sales of several sparkling beverage products, including Sprite and Fanta. Partially offsetting this decline was a significant volume gain in our energy drink portfolio, which increased over 22.0 percent in 2009. This increase was primarily driven by sales of Monster Energy drinks, which was added to our product portfolio in late 2008, offset partially by the termination of our distribution agreement with Rockstar in 2009.

Our juices, isotonics, and other volume in North America declined 6.0 percent during 2009. This performance reflects a decline in the sale of our regular POWERade brands and lower sales of Minute Maid and Nestea products, offset partially by an increase in the sale of our Fuze products. In addition, we experienced lower sales of glacéau’s vitaminwater versus strong 2008 introductory volume, offset partially by increased sales of vitaminwater10, which was introduced in the first quarter of 2009. Sales volume for our water brands decreased 18.0 percent, reflecting sharp declines in our Dasani multi-serve and single-serve packages, offset partially by volume gains in the sale of glacéau’s smartwater.

In Europe, we achieved volume growth of 5.5 percent during 2009. Our volume performance reflects growth in both sparkling beverages and still beverages, which grew 6.0 percent and 1.0 percent, respectively. Both continental Europe and Great Britain experienced strong growth during 2009, with sales volume increasing 5.0 percent and 6.0 percent, respectively. Solid marketplace execution and the continued success of our “Red, Black, and Silver” Coca-Cola trademark brand program were the primary drivers of our 2009 volume performance. Our volume in Europe also benefited from the recent addition of several products, including Monster Energy drinks across all of our European territories and Schweppes Abbey Well mineral water in Great Britain. In early 2010, we will continue to enhance our brand portfolio in Europe with the addition of Ocean Spray juice drinks in Great Britain and France and with the addition of Schweppes, Dr Pepper, and Oasis products in the Netherlands.

Our Coca-Cola trademark products in Europe increased 7.0 percent during 2009. This increase was driven by volume gains for Coca-Cola, Coca-Cola Zero, and Diet Coke/Coca-Cola light. Our sparkling flavors and energy volume in Europe increased 3.0 percent during 2009, reflecting higher sales of Sprite and Dr Pepper products, offset partially by declining sales of Schweppes products. Our energy drink category benefited from the introduction of Monster Energy drinks across all European territories. Our juices, isotonics, and other volume in Europe declined 3.5 percent during 2009, reflecting lower sales in our juice products, offset partially by increased sales of isotonics. Sales volume of our water brands increased 17.5 percent during 2009, reflecting the addition of Schweppes Abbey Well mineral water in Great Britain and a 6.0 percent increase in sales of our Chaudfontaine mineral water.

Consumption

The following table summarizes our volume results by consumption type for the periods presented, as adjusted to reflect the impact of one less selling day in 2009 versus 2008 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Multi-serve (A )	(4.5)%	73.0%
Single-serve (B )	(6.0)	27.0

Total	(5.0)%	100.0%

Europe:
Multi-serve (A )	6.5%	59.0%
Single-serve (B )	4.5	41.0

Total	5.5%	100.0%

Consolidated:
Multi-serve (A )	(2.0)%	69.5%
Single-serve (B )	(2.5)	30.5

Total	(2.5)%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.

(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

The decrease in our North American single-serve packages during 2009 reflects the continued impact of challenging economic conditions and was primarily driven by an 9.0 percent decline in the sale of 20-ounce sparkling beverages and an 18.0 percent reduction in 20-ounce Dasani sales, offset partially by increased sales of our 14- and 16-ounce PET (plastic) bottles and Monster Energy drinks. The primary drivers of the decline in our multi-serve packages were a 3.0 percent reduction in sparkling beverages and a greater than 20.0 percent decline in Dasani. The sharp decline in multi-serve Dasani sales was due, in part, to us taking a more strategic approach to this lower-margin and highly price sensitive segment of the water category.

Packages

Our products are available in a variety of different package types and sizes (single-serve, multi-serve, and multi-pack) including, but not limited to, aluminum and steel cans, glass, aluminum and PET (plastic) bottles, pouches, and bag-in-box for fountain use. The following table summarizes our volume results by major package category during 2009, as adjusted to reflect the impact of one less selling day in 2009 versus 2008 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Cans	(4.5)%	58.0%
PET (plastic)	(5.0)	41.0
Glass and other	(23.5)	1.0

Total	(5.0)%	100.0%

Europe:
Cans	8.5%	39.5%
PET (plastic)	4.0	45.0
Glass and other	2.0	15.5

Total	5.5%	100.0%

Consolidated:
Cans	(2.0)%	53.0%
PET (plastic)	(2.5)	42.0
Glass and other	(2.5)	5.0

Total	(2.5)%	100.0%

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

In North America, our 2008 sales volume decreased 1.5 percent, reflecting the negative impact of (1) weak macroeconomic conditions that contributed to lower sales of our higher-margin packages, particularly for 20-ounce sparkling beverages and water, which declined approximately 10.0 percent, and lower than expected growth in some higher-margin emerging beverage categories; (2) continued softness in the sparkling beverage category; and (3) our marketplace pricing actions. Our volume benefited from recent product additions to our still beverage portfolio, including glacéau, Fuze, and Campbell’s products, continued growth of Coca-Cola Zero, and strong promotional activity, including marketing initiatives surrounding the 2008 Summer Olympics.

We experienced a 3.5 percent decline in our Coca-Cola trademark products during 2008, which included a 3.0 percent decline in our regular Coca-Cola trademark products and a 3.5 percent decline in diet Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was primarily attributable to a 2.5 percent decrease in the sales of Coca-Cola classic, but also reflects reduced sales of Cherry Coke and Vanilla Coke. The decrease in our diet Coca-Cola trademark products was driven by lower sales of Diet Coke, offset by significant year-over-year growth in the sale of Coca-Cola Zero, which increased over 25 percent. Coca-Cola Zero is a major component of our “Red, Black, and Silver” Coca-Cola trademark brand program, which is designed to maximize the profitability of brand Coca-Cola.

Our sparkling flavors and energy volume in North America declined 4.5 percent in 2008. This decrease was primarily driven by lower sales of our Sprite, Dr Pepper, and Fanta products, offset partially by volume gains in our energy drink portfolio, which increased 8.5 percent. In order to further enhance our presence in the energy drink category, in October 2008, we entered into distribution agreements with Hansen, the developer, marketer, seller, and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under these agreements, we began distributing Monster Energy drinks in certain of our U.S. territories in November 2008 and began distributing these products in Canada and all of our European territories in early 2009.

Our juices, isotonics, and other volume increased approximately 15.0 percent during 2008. The primary driver of this growth was recent product additions, including glacéau, Fuze, and Campbell products. Offsetting the volume growth attributable to our expanded product portfolio were lower sales of POWERade and Minute Maid products, and a decline in our tea portfolio. Sales volume for our water brands decreased 2.0 percent during 2008. This performance reflects a double-digit decline in the sale of single-serve Dasani packages, offset partially by a high single-digit percent increase in the sale of multi-serve Dasani packages.

In Europe, our 2008 sales volume increased 3.0 percent versus 2007. This performance was driven by increased promotional activity surrounding the Euro 2008 soccer tournament and the 2008 Summer Olympic Games, strong marketplace execution, and solid brand development. Both continental Europe and Great Britain experienced volume gains during 2008, with sales volume increasing 2.0 percent and 4.0 percent, respectively. We worked to further develop our “Red, Black, and Silver” Coca-Cola trademark brand program in Europe, which has helped generate renewed growth for regular Coca-Cola and Diet Coke in Great Britain and continued growth of Coca-Cola Zero throughout our continental European territories. During 2008, we also benefited from the continuation of our “Boost Zone” marketing initiatives and the introduction of glacéau’s vitaminwater in Great Britain.

Our Coca-Cola trademark products in Europe increased 2.5 percent in 2008. This increase was driven by volume gains in Coca-Cola and Coca-Cola Zero, while sales of Diet Coke/Coca-Cola light remained flat year-over-year. Our sparkling flavors and energy volume in Europe increased 1.5 percent in 2008. This increase was primarily attributable to higher sales of Sprite, Fanta, and Dr Pepper products, offset partially by declining sales of Schweppes products. Our juices, isotonics, and other volume continued to expand in 2008 with sales volume increasing 9.0 percent, reflecting large volume gains for Capri-Sun and Fanta still products. We expect further expansion of our still brand portfolio in 2009 as we will introduce our glacéau products in continental Europe and expand our Fanta still line. Sales volume of our water brands increased 6.0 percent during 2008, reflecting the positive impact of a double-digit increase in the sale of Chaudfontaine mineral water in continental Europe. During 2008, we also made a positive move to enhance our water brand strategy in Great Britain through the addition of Schweppes Abbey Well mineral water.

Consumption

The following table summarizes our volume results by consumption type for the periods presented, as adjusted to reflect the impact of one additional selling day in 2008 versus 2007 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Multi-serve (A )	(2.0)%	73.0%
Single-serve (B )	(1.5)	27.0

Total	(1.5)%	100.0%

Europe:
Multi-serve (A )	3.5%	58.5%
Single-serve (B )	2.0	41.5

Total	3.0%	100.0%

Consolidated:
Multi-serve (A )	(0.5)%	69.5%
Single-serve (B )	(0.5)	30.5

Total	(0.5)%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.

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

Cost of Sales

2009 Versus 2008

Cost of sales decreased 3.0 percent in 2009 to $13.3 billion. This change includes a currency exchange rate reduction of approximately 3.5 percent in 2009. Cost of sales per case remained flat in 2009 versus 2008. The following table summarizes the significant components of the change in our 2009 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	4.0%	1.5%	4.0%
Bottle and can currency exchange rate changes	(1.0)	(9.5)	(3.5)
Costs related to post mix, non-trade, and other	(0.5)	0.0	(0.5)

Change in cost of sales per case	2.5%	(8.0)%	0.0%

During 2009, our North American bottle and can ingredient and packaging costs per case increased 4.0 percent. This increase was primarily driven by package mix shifts associated with higher cost still beverages purchased as finished goods and increased cost of sparkling beverage concentrate. Despite higher input costs in the first half of 2009 as a result of supply agreements and hedging instruments entered into during 2008 that locked us into higher than market prices, we began realizing the benefit of a moderating cost environment during the latter part of 2009, which included declining cost for several key raw materials, such as aluminum, PET (plastic), and HFCS (sweetener). During 2010, we expect the cost environment in North America to remain moderate. Our 2009 cost of sales increase in Europe was in-line with expectations and consistent with increases we have experienced in recent years. During 2010, we expect a moderate increase in our European bottle and can ingredient and packaging costs primarily due to increases in the cost for certain raw materials.

During 2009, our consolidated cost of sales were impacted by net mark-to-market gains totaling $46 million related to non-designated hedges associated with underlying transactions that will occur in a future period. For additional information about our non-designated hedging programs, refer to Note 5 of the Notes to Consolidated Financial Statements.

Effective January 1, 2009, we and TCCC agreed to (1) implement an incidence-based concentrate pricing model in the U.S. that better aligns system interests among all packages and channels, and (2) net a significant portion of our funding from TCCC, as well as certain other arrangements with TCCC related to the purchase of concentrate, against the price we pay TCCC for concentrate. We and TCCC have agreed to continue our incidence-based model in the U.S. during 2010 at a rate that is consistent with the 2009 rate. In conjunction with this agreement, we have agreed with TCCC to reinvest into the business certain amounts that will be determined based on our performance relative to our 2010 U.S. annual business plan. The type of these investments is still to be determined, but we believe the reinvestment of these amounts is important for the long-term growth and health of our business.

2008 Versus 2007

Cost of sales increased 6.0 percent in 2008 to $13.8 billion. Cost of sales per case increased 6.5 percent in 2008 versus 2007. The following table summarizes the significant components of the change in our 2008 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	8.0%	2.0%	6.5%
Bottle and can currency exchange rate changes	0.0	1.5	0.5
Costs related to post mix, non-trade, and other	(0.5)	(0.5)	(0.5)

Change in cost of sales per case	7.5%	3.0%	6.5%

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

Selling, Delivery, and Administrative Expenses

2009 Versus 2008

Selling, delivery, and administrative (SD&A) expenses increased $67 million, or 1.0 percent, to $6.8 billion in 2009. This change includes a currency exchange rate reduction of approximately 2.5 percent in 2009. The following table summarizes the significant components of the change in our 2009 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$338	5.0%
Delivery and merchandising expenses	(86)	(1.5)
Selling and marketing expenses	34	0.5
Depreciation and amortization expense	(9)	0.0
Net impact of restructuring charges	(20)	(0.5)
Currency exchange rate changes	(179)	(2.5)
Other expenses	(11)	0.0

Change in SD&A expenses	$67	1.0%

SD&A expenses as a percentage of net operating revenues were 31.3 percent and 30.8 percent in 2009 and 2008, respectively. Our SD&A expenses in 2009 were impacted by an increase in general and administrative expenses, which reflects higher year-over-year performance-related compensation expense under our annual incentive plans and certain share-based payment awards, and increased pension expense due to the significant decline in the funded status of our pension plans during 2008. These factors were offset partially by (1) currency exchange rate changes; (2) lower fuel prices and decreased volume, which drove down delivery expenses; and (3) the ongoing benefit of expense control initiatives throughout our organization including the implementation of OCM practices in North America, which drove savings of approximately $85 million during 2009, the majority of which impacted our general and administrative expenses.

During the years ended December 31, 2009 and 2008, we recorded restructuring charges totaling $114 million and $134 million, respectively. These charges, included in SD&A expenses, were primarily related to our restructuring programs to (1) support the implementation of key strategic initiatives designed to achieve long-term sustainable growth and (2) further improve our operating effectiveness and efficiency by enhancing our supply chain and optimizing certain business processes. For additional information about our restructuring activities, refer to Note 16 of the Notes to Consolidated Financial Statements.

2008 Versus 2007

SD&A expenses increased $207 million, or 3.0 percent, to $6.7 billion in 2008. The following table summarizes the significant components of the change in our 2008 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$52	1.0%
Delivery and merchandising expenses	45	0.5
Warehousing expenses	46	0.5
Selling and marketing expenses	40	0.5
Depreciation and amortization	(38)	(0.5)
Net impact of restructuring charges	13	0.0
Legal settlements and accrual reversals	8	0.0
Gain on sale of land	20	0.5
Currency exchange rate changes	15	0.5
Other expenses	6	0.0

Change in SD&A expenses	$207	3.0%

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

Franchise License Impairment Charges

2008

During 2008, we recorded noncash franchise license impairment charges totaling $7.6 billion ($4.9 billion net of tax, or $10.18 per common share). For additional information about our franchise license intangible assets and the related noncash impairment charges, refer to Note 2 of the Notes to Consolidated Financial Statements.

Interest Expense, net

Interest expense, net totaled $574 million, $587 million, and $629 million in 2009, 2008, and 2007, respectively. The following table summarizes the primary items that impacted our interest expense in 2009, 2008, and 2007 ($ in billions):

	2009	2008	2007
Average outstanding debt balance	$9.0	$9.6	$10.0
Weighted average cost of debt	6.0%	6.1%	6.1%
Fixed-rate debt (% of portfolio)	90%	83%	85%
Floating-rate debt (% of portfolio)	10%	17%	15%

During 2009, we extinguished various debt instruments. As a result of these extinguishments, we recorded a net loss totaling $23 million ($15 million net of tax) in interest expense, net. For additional information about our debt activity during 2009, refer to Note 6 of the Notes to Consolidated Financial Statements.

During 2007, we paid $44 million to repurchase zero coupon notes with a par value totaling $91 million and unamortized discounts of $59 million. As a result of these extinguishments, we recorded a net loss of $12 million in interest expense, net.

Other Nonoperating Income (Expense), Net

Our other nonoperating income (expense), net principally includes minority interest, non-U.S. currency transaction gains and losses, gains on the sale of our investment in certain marketable equity securities, and other-than-temporary impairments of certain investments.

2009

During 2009, we had net other nonoperating income totaling $10 million, which was primarily driven by net gains associated with non-U.S. currency transactions.

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

Income Tax Expense (Benefit)

2009

Our effective tax rate was a provision of 24 percent. Our 2009 rate included an $8 million (1 percentage point increase in our effective tax rate) net income tax expense primarily due to a tax law change in France, offset partially by a net tax rate decrease in certain U.S. states.

2008

Our effective tax rate was a benefit of 36 percent. Our 2008 rate included (1) a $2.7 billion (60 percentage point decrease in our effective tax rate) net income tax benefit related to the $7.6 billion noncash franchise license impairment charges recorded during 2008, and (2) the net unfavorable impact of $11 million (2 percentage point increase in our effective tax rate) primarily related to the deferred tax impact of merging certain of our subsidiaries and tax rate changes. Our underlying effective tax rate was lower in 2008 due to changes in the mix of income between North America and Europe. Refer to Note 10 of the Notes to Consolidated Financial Statements for a reconciliation of our income tax (benefit) provision for 2008. For additional information about the noncash franchise license impairment charges, refer to Note 2 of the Notes to Consolidated Financial Statements.

2007

Our effective tax rate was a provision of 15 percent. Our 2007 rate included a $99 million (12 percentage point decrease in our effective tax rate) tax benefit related to United Kingdom, Canadian, and U.S. state tax rate changes.

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

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 17 banks. At December 31, 2009, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At December 31, 2009, we had $886 million in debt maturities in the next 12 months, which included $141 million in outstanding commercial paper. We plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and cash on hand, which totaled $1.0 billion at December 31, 2009. We intend to refinance the remaining maturities of current obligations with either commercial paper or with long-term debt.

During 2009, we continued to utilize available cash flow to reduce debt. As a result, our net debt (total debt less cash on hand) was reduced to $7.7 billion as of December 31, 2009. During 2009, we also contributed $494 million to our pension and other postretirement plans, which helped improve the funded status of our pension plans. Given our operating performance in 2009, our outlook for 2010, and an improved balance sheet, we expect to diversify the use of our cash during 2010 by returning additional funds to shareowners with a share repurchase of up to $600 million and, subject to Board of Directors approval, the continuation of consistent dividend increases. Our share repurchase plans may be adjusted depending on economic, operating, or other factors, such as acquisition opportunities.

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

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2009. These requirements currently are not and are not expected to become restrictive to our liquidity or capital resources.

Summary of Cash Activities

2009

Our primary sources of cash included (1) $1.8 billion from operations and (2) proceeds of $1.3 billion from the issuance of debt. Our primary uses of cash were (1) payments on debt of $1.5 billion; (2) net payments on commercial paper of $174 million; (3) capital asset investments of $916 million; (4) pension and other postretirement benefit plan contributions of $494 million; (5) the acquisition of distribution rights totaling $80 million; and (6) dividend payments totaling $147 million.

2008

Our primary sources of cash included (1) $1.6 billion from operations and (2) proceeds of $1.6 billion from the issuance of debt. Our primary uses of cash were (1) payments on debt of $1.5 billion; (2) capital asset investments of $981 million; (3) net payments on commercial paper of $159 million; (4) pension and other postretirement benefit plan contributions of $154 million; and (5) dividend payments totaling $138 million.

2007

Our primary sources of cash included (1) $1.7 billion derived from operations; (2) proceeds of $955 million from the issuance of debt; (3) proceeds of $123 million from the exercise of employee share options; and (4) proceeds from the disposal of assets totaling $68 million. Our primary uses of cash were (1) payments on debt of $1.2 billion; (2) capital asset investments totaling $938 million; (3) net payments on commercial paper of $554 million; (4) pension and other postretirement benefit plan contributions of $234 million; and (5) dividend payments totaling $116 million.

Operating Activities

2009 Versus 2008

Our net cash derived from operating activities increased $162 million in 2009 to $1.8 billion. This increase was primarily driven by our operating performance during 2009, offset partially by increased pension plan contributions. For additional information about other changes in our assets and liabilities, refer to our Financial Position discussion below.

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

Investing Activities

Our capital asset investments and acquisition of distribution rights represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the years ended December 31, 2009, 2008, and 2007 (in millions):

	2009	2008	2007
Supply chain infrastructure improvements	$376	$377	$439
Cold drink equipment	340	418	366
Vehicle fleet	114	81	65
Information technology and other capital investments	86	105	68

Total capital asset investments	$916	$981	$938

During 2010, we expect our capital expenditures to approximate $1.0 billion and to be invested in similar asset categories as those listed in the previous table.

During 2009, we paid Hansen Beverage Company (Hansen) $80 million in conjunction with the acquisition of distribution rights for Monster Energy drinks. These payments approximated the amount that Hansen was required to pay to the previous U.S. and Canadian distributors of Monster Energy drinks to terminate the agreements Hansen had with these distributors.

Financing Activities

2009 Versus 2008

Our net cash used in financing activities increased $356 million in 2009 to $482 million from $126 million in 2008. The following table summarizes our issuances of debt, payments on debt, and our net issuances on commercial paper for the year ended December 31, 2009 (in millions):

Issuances of Debt	Maturity Date	Rate		Amount
$250 million note	March 2015	4.25%		$250
$350 million note	March 2012	3.75		350
200 million Swiss franc note (A)	March 2013	3.00		172
$300 million note	March 2015	4.25		300
$250 million note	August 2019	4.50		250

Total issuances of debt				$1,322

Payments on Debt	Maturity Date	Rate		Amount
CAD 150 million note	March 2009	5.85%		$(118)
$500 million note (C)	September 2009	4.38		(509)
GBP 175 million note	May 2009	5.25		(267)
U.S. dollar zero coupon notes (D)	June 2020	8.35		(28)
$450 million note	August 2009	—	(B)	(450)
$131 million note	September 2009	7.13		(131)
$250 million note (portion) (E)	September 2022	8.00		(18)
$750 million note (portion) (E)	February 2022	8.50		(6)
Other payments, net	—	—		(15)

Total payments on debt, excluding commercial paper				(1,542)
Net payments on commercial paper				(174)

Total payments on debt				$(1,716)

(A)

In connection with issuance of this note, we entered into a fixed rate cross-currency swap agreement designated as a cash flow hedge with a maturity corresponding to the underlying debt. For additional information about this swap agreement, refer to Note 5 of the Notes to Consolidated Financial Statements.

(B)	This note carried a variable interest rate at U.S. three-month LIBOR plus 10 basis points.

(C)

In March 2009, we extinguished $500 million of 4.38 percent notes due in September 2009. As a result of this extinguishment, we recorded a net loss of $9 million ($6 million net of tax), which is included in interest expense, net on our Consolidated Statements of Operations.

(D)

In June 2009, we paid $28 million to repurchase zero coupon notes with a par value totaling $50 million and unamortized discounts of $30 million. As a result of this extinguishment, we recorded a net loss of $8 million ($5 million net of tax), which is included in interest expense, net on our Consolidated Statements of Operations.

(E)

In September 2009, we extinguished $4 million of a $750 million 8.5 percent debenture and $14 million of a $250 million 8.0 percent debenture, both due in 2022. As a result of these extinguishments, we recorded a loss of $6 million ($4 million net loss after tax), which is included in interest expense, net on our Consolidated Statements of Operations.

Dividends are declared at the discretion of our Board of Directors. During 2009 and 2008, we made dividend payments on our common stock totaling $147 million and $138 million, respectively. In July 2009, we increased our quarterly dividend 14 percent to $0.08 per common share, which was paid during the third and fourth quarters of 2009. In February 2010, we intend to increase our quarterly dividend to $0.09 per common share beginning with the first quarter of 2010, subject to the approval of our Board of Directors.

2008 Versus 2007

Our net cash used in financing activities decreased $673 million in 2008 to $126 million from $799 million in 2007. This decrease was primarily the result of our increasing cash on hand at the end of 2008 due to the then financial market conditions and the significant debt maturities in the 12 months after December 31, 2008. The following table summarizes our issuances of debt, payments on debt, and our net issuances on commercial paper for the year ended December 31, 2008 (in millions):

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

Financial Position

Assets

2009 Versus 2008

Trade accounts receivable, net increased $294 million, or 13.5 percent, to $2.4 billion at December 31, 2009. This increase was primarily driven by a year-over-year increase in December sales and days sales outstanding in Europe, as well as currency exchange rate changes.

Inventories decreased $27 million, or 3.0 percent, to $874 million at December 31, 2009. This decrease was primarily driven by inventory optimization initiatives that reduced the level of canned products on hand in North America at the end of 2009 and lower year-over-year costs of inventory on hand due to mix and reduced raw material costs. These items were offset partially by currency exchange rate changes.

Prepaid expenses and other current assets decreased $23 million, or 5.5 percent, to $385 million at December 31, 2009. This decrease was primarily driven by a year-over-year reduction in receivables associated with certain non-U.S. value added taxes, offset partially by currency exchange rate changes.

Liabilities and Shareowners’ Equity (Deficit)

2009 Versus 2008

Accounts payable and accrued expenses increased $366 million, or 12.5 percent, to $3.3 billion at December 31, 2009. Our accounts payable and accrued expenses increased as a result of (1) higher year-over-year performance-related accrued compensation expense under our annual incentive programs; (2) increased trade accounts payable and marketing costs; and (3) currency exchange rate changes.

Our total debt decreased $252 million to $8.8 billion at December 31, 2009. This decrease was primarily the result of debt repayments exceeding debt issuances by $394 million, offset partially by currency exchange rate changes of $117 million and other debt-related changes of $25 million.

Other long-term obligations decreased $319 million, or 15.0 percent, to $1.8 billion at December 31, 2009. This decrease was primarily driven by the improved funded status of our pension plans as of December 31, 2009, which resulted from significant contributions made during 2009 and improved pension plan asset performance. These decreases were offset partially by currency exchange rate changes.

Contractual Obligations and Other Commercial Commitments

The following table summarizes our significant contractual obligations and commercial commitments as of December 31, 2009 (in millions):

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Debt, excluding capital leases(A)	$8,657	$861	$1,179	$1,511	$5,106
Interest obligations(B)	6,854	510	940	807	4,597
Purchase agreements(C)	1,316	910	349	57	—
Operating leases(D)	779	147	250	197	185
Customer contract arrangements(E)	326	115	117	52	42
Other purchase obligations(F)	278	260	16	1	1
Capital leases(G)	137	27	55	31	24

Total contractual obligations	$18,347	$2,830	$2,906	$2,656	$9,955

Other Commercial Commitments	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Standby letters of credit(H)	$301	$301	$—	$—	$—
Affiliate guarantees(I)	187	18	76	81	12

Total commercial commitments	$488	$319	$76	$81	$12

(A)	These amounts represent our scheduled debt maturities, excluding capital leases. For additional information about our debt, refer to Note 6 of the Notes to Consolidated Financial Statements.

(B)

These amounts represent estimated interest payments related to our long-term debt obligations. For fixed-rate debt, we have calculated interest based on the applicable rates and payment dates for each individual debt instrument. For variable-rate debt we have estimated interest using the forward interest rate curve. At December 31, 2009, approximately 90 percent of our debt portfolio was composed of fixed-rate debt and 10 percent was floating-rate debt.

(C)

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

(D)

These amounts represent our minimum operating lease payments due under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2009. Income associated with sublease arrangements is not significant. For additional information about our operating leases, refer to Note 7 of the Notes to Consolidated Financial Statements.

(E)

These amounts represent our obligation under customer contract arrangements for pouring or vending rights in specific athletic venues, school districts, or other locations. For additional information about these arrangements, refer to Note 1 of the Notes to Consolidated Financial Statements.

(F)

These amounts represent outstanding purchase obligations primarily related to capital expenditures. We have not included amounts related to our requirement to purchase and place specified numbers of cold drink equipment during 2010 under our Jumpstart Programs with TCCC. We are unable to estimate these amounts due to the varying costs for cold drink equipment placements. For additional information about our Jumpstart Programs, refer to Note 3 of the Notes to Consolidated Financial Statements.

(G)

These amounts represent our minimum capital lease payments (including amounts representing interest). For additional information about our capital leases, refer to Note 6 of the Notes to Consolidated Financial Statements.

(H)

We had letters of credit outstanding totaling $301 million at December 31, 2009, primarily for self-insurance programs. For additional information about these letters of credit, refer to Note 8 of the Notes to Consolidated Financial Statements.

(I)

We guarantee debt and other obligations of certain third parties. In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest. At December 31, 2009, the maximum amount of our guarantee was $252 million, of which $187 million was outstanding. For additional information about these affiliate guarantees, refer to Note 8 of the Notes to Consolidated Financial Statements.

Benefit Plan Contributions

The following table summarizes the contributions made to our pension and other postretirement benefit plans for the years ended December 31, 2009 and 2008, as well as our projected contributions for the year ending December 31, 2010 (in millions):

	Actual		Projected(A)
	2009	2008	2010
Pension – U.S.	$322	$71	$105
Pension – non-U.S.	152	65	50
Other Postretirement	20	18	20

Total contributions	$494	$154	$175

(A)	These amounts represent only Company-paid projected contributions for 2010.

We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country. We estimate that as of January 1, 2010 all U.S. funded defined benefit pension plans had adjusted funding target attainment percentages (i.e., funded status) equal to or greater than 100 percent as determined under the Pension Protection Act (as amended). As a result of significant declines in the funded status of our pension plans during 2008, our pension plan costs and contributions increased during 2009 and are likely to be greater than historical norms for the next several years.

For additional information about our pension and other postretirement benefit plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have identified the manufacturing cooperatives and the purchasing cooperative in which we participate as variable interest entities (VIEs). Our variable interests in these cooperatives include an equity investment in each of the entities and certain debt guarantees. We consolidate the assets, liabilities, and results of operations of all VIEs for which we have determined we are the primary beneficiary. For additional information about our VIEs, refer to Note 8 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies

We make judgments and estimates with underlying assumptions when applying accounting principles to prepare our Consolidated Financial Statements. Certain critical accounting policies requiring significant judgments, estimates, and assumptions are detailed in this section. We consider an accounting estimate to be critical if (1) it requires assumptions to be made that are uncertain at the time the estimate is made and (2) changes to the estimate or different estimates that could have reasonably been used would have materially changed our Consolidated Financial Statements. The development and selection of these critical accounting policies have been reviewed with the Audit Committee of our Board of Directors.

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

We determine the discount rate primarily by reference to rates of high-quality, long-term corporate bonds that mature in a pattern similar to the expected payments to be made under the plans. Decreasing our discount rate (6.4 percent for the year ended December 31, 2009 and 5.8 percent as of December 31, 2009) by 0.5 percent would have increased our 2009 pension expense by approximately $45 million and our projected benefit obligation (PBO) by approximately $270 million.

The EROA is based on long-term expectations given current investment objectives and historical results. We utilize a combination of active and passive fund management of pension plan assets in order to maximize plan asset returns within established risk parameters. We periodically revise asset allocations, where appropriate, to improve returns and manage risk. Decreasing our EROA (7.8 percent for the year ended December 31, 2009) by 0.5 percent would have increased our pension expense in 2009 by approximately $15 million.

We utilize the five-year asset smoothing technique to recognize market gains and losses for pension plans representing 85 percent of our pension plan assets. During 2008, we experienced a significant decline in the market value of our pension plan assets. As a result of the asset smoothing technique we utilize, these losses do not fully impact our pension expense immediately. Instead, these losses increased our 2009 pension expense by approximately $30 million, and will increase our future pension expense.

As a result of changes in discount rates, asset losses in recent years, and other assumption changes, our unrecognized losses exceed the defined corridor of losses. This causes our pension expense to be higher, because the excess losses must be amortized to expense until such time as, for example, increases in asset values and/or discount rates result in a reduction in unrecognized losses to a point where they do not exceed the defined corridor. Unrecognized losses, net of gains, totaling $1.5 billion and $1.4 billion were deferred through December 31, 2009 and 2008, respectively. Our 2009 and 2008 pension expense was higher by $58 million and $31 million, respectively, as a result of amortizing unrecognized losses, net of gains.

For additional information about our pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements.

Tax Accounting

We recognize a valuation allowance when, based on the weight of all available evidence, we believe it is more likely than not that some portion or all of our deferred tax assets will not be realized. We believe the majority of our deferred tax assets will be realized because of the existence of sufficient taxable income within the carryforward period available under the tax law. In making this determination, we have considered the relative impact of all the available positive and negative evidence regarding future sources of taxable income and tax planning strategies. However, there could be material changes to our effective tax rate if our judgment changes.

As of December 31, 2009, deferred tax assets associated with our U.S. federal and state, and non-U.S. net operating loss and tax credit carryforwards totaled $263 million, for which we had established a valuation allowance totaling $121 million. In addition, as of December 31, 2009, we had established a valuation allowance totaling $213 million for certain of our Canadian deferred tax assets. If the income generated by our Canadian operations during 2009 had been 10 percent greater, our valuation allowance as of December 31, 2009 would not have materially changed. If, in the future, uncertainties regarding the future realization of these deferred tax assets change, it would be necessary for us to reevaluate the need for a valuation allowance if, based on the weight of all available evidence, we determine it is more likely than not that some or all of our deferred tax assets in these jurisdictions will be realized. For additional information about our income taxes and tax accounting, refer to Note 10 of the Notes to Consolidated Financial Statements.

Risk Management Programs

In general, we are self-insured for the costs of workers’ compensation, casualty, and most health and welfare claims in the U.S. We use commercial insurance for casualty and workers’ compensation claims to reduce the risk of catastrophic losses. Our deductibles (per occurrence) for property loss insurance and workers’ compensation are generally $25 million and $5 million, respectively. Our self-insurance reserves totaled approximately $355 million and $340 million as of December 31, 2009 and 2008, respectively.

Our workers’ compensation and casualty losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific company expectations. Assumptions inherent to our estimates include factors such as our historical claims experience, expectations regarding future costs per claim, demographic factors, and claim severity and frequency. In order to evaluate our loss exposure, we use multiple actuarial methods that produce a range for our potential exposure (this range was approximately $90 million for the year ended December 31, 2009). We record our self-insurance reserves based upon our best estimate within the range.

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

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs negotiated are arrangements under which allowances are earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the U.S., we participate in CTM programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC and they pay our customers as a representative of the North American Coca-Cola bottling system. Coupon and loyalty programs are also developed on a customer and territory specific basis with the intent of increasing sales by all customers. The cost of all of these various programs, included as a reduction in net operating revenues, totaled $2.0 billion in 2009, $2.5 billion in 2008, and $2.4 billion in 2007. The reduction in the cost of these programs during 2009 was principally due to a law change in France that resulted in the cost of these programs in France being provided as an on-invoice reduction.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based on the program’s contractual terms, expected customer performance, and/or estimated sales volume. These estimates are determined using historical customer experience and other factors, which sometimes require significant judgment. In part due to the length of time necessary to obtain relevant data from our customers, actual amounts paid can differ from these estimates. During the years ended December 31, 2009, 2008, and 2007, we recorded net customer marketing accrual reductions related to estimates for prior year programs of $24 million, $41 million, and $33 million, respectively.

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

Current Trends And Uncertainties

Interest Rate, Currency, and Commodity Price Risk Management

Interest Rates

Interest rate risk is present with both fixed- and floating-rate debt. Interest rate swap agreements and other risk management instruments are used, at times, to manage our fixed/floating debt portfolio. At December 31, 2009, approximately 90 percent of our debt portfolio was comprised of fixed-rate debt and 10 percent was floating-rate debt. We estimate that a 1 percent change in market interest rates as of December 31, 2009 would change the fair value of our fixed-rate debt outstanding as of December 31, 2009 by approximately $500 million.

We also estimate that a 1 percent change in the interest costs of floating-rate debt outstanding as of December 31, 2009 would change interest expense on an annual basis by approximately $9 million. This amount is determined by calculating the effect of a hypothetical interest rate change on our floating-rate debt after giving consideration to our interest rate swap agreements and other risk management instruments. This estimate does not include the effects of other actions to mitigate this risk or changes in our financial structure.

Currency Exchange Rates

Our European and Canadian operations represented approximately 30 percent and 6 percent, respectively, of our consolidated net operating revenues during 2009, and approximately 48 percent and 5 percent, respectively, of our consolidated long-lived assets at December 31, 2009. We are exposed to translation risk because our operations in Europe and Canada are in local currency and must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of our Statements of Operations of non-U.S. businesses into U.S. dollars affects the comparability of revenues, expenses, operating income, and diluted earnings per share between years.

Our revenues are denominated in each non-U.S. subsidiary’s local currency; thus, we are not exposed to currency transaction risk on our revenues. However, we are exposed to currency transaction risk on certain purchases of raw materials and certain obligations of our non-U.S. subsidiaries. We use currency forward agreements and option contracts to hedge a certain portion of these raw material purchases. Including the effect of hedging instruments entered into to date, we estimate that a 10 percent adverse movement in currency exchange rates from the rates in effect as of December 31, 2009, would increase our cost of sales during the next 12 months by approximately $12 million.

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET (plastic), HFCS (sweetener), and vehicle fuel. When possible, we manage our exposure to this risk primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to this risk. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $85 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.

Due to the increased volatility in commodity prices and tightness of the capital and credit markets, certain of our suppliers have restricted our ability to hedge prices beyond the agreements we currently have in place. As a result, we have expanded, and expect to continue to expand, our non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of December 31, 2009, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $30 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Consolidated Financial Statements.

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

In order to ensure that the Company’s internal control over financial reporting is effective, management regularly assesses such controls and did so most recently as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes the Company maintained effective internal control over financial reporting as of December 31, 2009. Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009.

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

/S/ JOHN F. BROCK
Chairman and Chief Executive Officer

/S/ WILLIAM W. DOUGLAS III
Executive Vice President and Chief Financial Officer

/S/ SUZANNE D. PATTERSON
Vice President, Controller, and Chief Accounting Officer

Atlanta, Georgia

February 12, 2010

Report of Independent Registered Public Accounting Firm on Financial Statements

The Board of Directors and Shareowners of Coca-Cola Enterprises Inc.

We have audited the accompanying consolidated balance sheets of Coca-Cola Enterprises Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareowners’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Coca-Cola Enterprises Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

In 2008 the Company adopted the measurement date provisions originally issued in Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” (codified in FASB Accounting Standards Codification 715, Compensation-Retirement Benefits).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Coca-Cola Enterprises Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 12, 2010

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareowners of Coca-Cola Enterprises Inc.

We have audited Coca-Cola Enterprises Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Coca-Cola Enterprises Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the Internal Control over Financial Reporting section of the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Coca-Cola Enterprises Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Coca-Cola Enterprises Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareowners’ equity (deficit), and cash flows of Coca-Cola Enterprises Inc. for each of the three years in the period ended December 31, 2009, and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 12, 2010

Consolidated Statements of Operations

	Year Ended December 31,
(in millions, except per share data)	2009	2008	2007
Net operating revenues	$21,645	$21,807	$20,936
Cost of sales	13,333	13,763	12,955

Gross profit	8,312	8,044	7,981
Selling, delivery, and administrative expenses	6,785	6,718	6,511
Franchise license impairment charges	—	7,625	—

Operating income (loss)	1,527	(6,299)	1,470
Interest expense, net	574	587	629
Other nonoperating income (expense), net	10	(15)	—

Income (loss) before income taxes	963	(6,901)	841
Income tax expense (benefit)	232	(2,507)	130

Net income (loss)	$731	$(4,394)	$711

Basic earnings (loss) per common share	$1.49	$(9.05)	$1.48

Diluted earnings (loss) per common share	$1.48	$(9.05)	$1.46

Dividends declared per common share	$0.30	$0.28	$0.24

Basic weighted average common shares outstanding	488	485	481

Diluted weighted average common shares outstanding	493	485	488

Income (expense) from transactions with The Coca-Cola Company – Note 3:
Net operating revenues	$555	$574	$646
Cost of sales	(6,059)	(6,215)	(5,649)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheets

	December 31,
(in millions, except share data)	2009	2008
ASSETS
Current:
Cash and cash equivalents	$1,036	$722
Trade accounts receivable, less allowances of $55 and $52, respectively	2,448	2,154
Amounts receivable from The Coca-Cola Company	205	154
Inventories	874	901
Current deferred income tax assets	222	244
Prepaid expenses and other current assets	385	408

Total current assets	5,170	4,583
Property, plant, and equipment, net	6,276	6,243
Goodwill	604	604
Franchise license intangible assets, net	3,491	3,234
Other noncurrent assets, net	875	925

Total assets	$16,416	$15,589

LIABILITIES
Current:
Accounts payable and accrued expenses	$3,273	$2,907
Amounts payable to The Coca-Cola Company	378	339
Deferred cash receipts from The Coca-Cola Company	51	46
Current portion of debt	886	1,782

Total current liabilities	4,588	5,074
Debt, less current portion	7,891	7,247
Other long-term obligations	1,796	2,115
Deferred cash receipts from The Coca-Cola Company, less current	35	76
Noncurrent deferred income tax liabilities	1,224	1,086

Total liabilities	15,534	15,598

EQUITY (DEFICIT):
Shareowners’ equity (deficit):
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 498,901,459 and 495,117,935 shares, respectively	499	495
Additional paid-in capital	3,414	3,277
Accumulated deficit	(2,449)	(3,029)
Accumulated other comprehensive loss	(493)	(666)
Common stock in treasury, at cost – 7,573,718 and 7,320,447 shares, respectively	(112)	(108)

Total shareowners’ equity (deficit)	859	(31)
Noncontrolling interest	23	22

Total equity (deficit)	882	(9)

Total liabilities and equity (deficit)	$16,416	$15,589

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in millions)	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$731	$(4,394)	$711
Adjustments to reconcile net income (loss) to net cash derived from operating activities:
Depreciation and amortization	1,043	1,050	1,067
Franchise license impairment charges	—	7,625	—
Share-based compensation expense	81	44	44
Deferred funding income from The Coca-Cola Company, net of cash received	(36)	(50)	(66)
Deferred income tax expense (benefit)	70	(2,599)	18
Pension and other postretirement expense less than contributions	(287)	(1)	(35)
Changes in assets and liabilities:
Trade accounts receivables	(212)	(118)	(42)
Inventories	51	(24)	(105)
Prepaid expenses and other assets	22	(175)	(125)
Accounts payable and accrued expenses	312	135	214
Other changes, net	5	125	(22)

Net cash derived from operating activities	1,780	1,618	1,659

Cash Flows from Investing Activities:
Capital asset investments	(916)	(981)	(938)
Capital asset disposals	8	18	68
Acquisition of distribution rights	(80)	—	—
Other investing activities	(6)	(12)	(4)

Net cash used in investing activities	(994)	(975)	(874)

Cash Flows from Financing Activities:
Change in commercial paper, net	(174)	(159)	(554)
Issuances of debt	1,322	1,614	955
Payments on debt	(1,542)	(1,464)	(1,218)
Dividend payments on common stock	(147)	(138)	(116)
Exercise of employee share options	59	18	123
Other financing activities	—	3	11

Net cash used in financing activities	(482)	(126)	(799)

Net effect of currency exchange rate changes on cash and cash equivalents	10	(18)	4

Net Change in Cash and Cash Equivalents	314	499	(10)
Cash and Cash Equivalents at Beginning of Year	722	223	233

Cash and Cash Equivalents at End of Year	$1,036	$722	$223

Supplemental Noncash Investing and Financing Activities:
Capital lease additions	$8	$7	$14

Supplemental Disclosure of Cash Paid for:
Interest, net of amounts capitalized	$538	$587	$605
Income taxes, net	124	100	127

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareowners’ Equity (Deficit)

	Year Ended December 31,
(in millions)	2009	2008	2007
Common Stock:
Balance at beginning of year	$495	$494	$488
Exercise of employee share options	4	1	6

Balance at end of year	499	495	494

Additional Paid-In Capital:
Balance at beginning of year	3,277	3,215	3,068
Deferred compensation plans	—	(1)	(22)
Share-based compensation expense	81	44	44
Exercise of employee share options	55	17	117
Tax (deficit) benefit from share-based compensation awards	(1)	1	8
Other changes, net	2	1	—

Balance at end of year	3,414	3,277	3,215

Accumulated Deficit:
Balance at beginning of year	(3,029)	1,527	940
Net income (loss)	731	(4,394)	711
Dividends declared on common stock	(151)	(138)	(116)
Impact of adopting new accounting standards	—	(24)	(8)

Balance at end of year	(2,449)	(3,029)	1,527

Accumulated Other Comprehensive (Loss) Income:
Balance at beginning of year	(666)	557	143
Currency translations	204	(673)	296
Net investment hedges	—	13	(28)
Pension and other postretirement benefit liability adjustments	31	(602)	149
Cash flow hedges	(48)	32	1
Other changes, net	(14)	(5)	(4)

Net other comprehensive income (loss) adjustments, net of tax	173	(1,235)	414
Impact of adopting new accounting standards	—	12	—

Balance at end of year	(493)	(666)	557

Treasury Stock:
Balance at beginning of year	(108)	(104)	(113)
Deferred compensation plans	—	2	23
Treasury shares withheld for taxes	(4)	(6)	(14)

Balance at end of year	(112)	(108)	(104)

Total Shareowners’ Equity (Deficit)	859	(31)	5,689
Non-Controlling Interest	23	22	—

Total Equity (Deficit)	$882	$(9)	$5,689

Comprehensive Income (Loss):
Net income (loss)	$731	$(4,394)	$711
Net other comprehensive income (loss) adjustments, net of tax	173	(1,235)	414

Total comprehensive income (loss)	$904	$(5,629)	$1,125

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Note 1

BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our,” or “us”) is the world’s largest marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territories in 46 states in the United States (U.S.), the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and the 10 provinces of Canada (collectively referred to as North America). We are also the sole licensed bottler for products of The Coca-Cola Company (TCCC) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as Europe).

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

Basis of Presentation and Consolidation

Our Consolidated Financial Statements include all entities that we control by ownership of a majority voting interest, as well as variable interest entities for which we are the primary beneficiary. All significant intercompany accounts and transactions are eliminated in consolidation. Our fiscal year ends on December 31. For interim quarterly reporting convenience, we report on the Friday closest to the end of the quarterly calendar period. There was one less selling day in 2009 versus 2008, and there were the same number of selling days in 2009 versus 2007 (based upon a standard five-day selling week). We have evaluated certain events and transactions occurring after December 31, 2009 and through February 12, 2010, the date of our Form 10-K filing.

We consolidate several entities that have noncontrolling interests, including certain manufacturing and purchasing cooperatives in which we participate. Noncontrolling interests related to these entities totaled $23 million and $22 million as of December 31, 2009 and 2008, respectively. These amounts have been classified as noncontrolling interest on our Consolidated Balance Sheets and Consolidated Statements of Shareowners’ Equity (Deficit). The amount of net income (expense) attributable to the noncontrolling interest in these entities totaled less than $5 million during the years ended December 31, 2009, 2008, and 2007. Due to the insignificance of these amounts and the fact that the classification has no impact on our earnings per common share, we have included these amounts in other nonoperating income (expense), net on our Consolidated Statements of Operations.

Use of Estimates

Our Consolidated Financial Statements and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles and include estimates and assumptions made by management that affect reported amounts. Actual results could differ materially from those estimates.

Revenue Recognition

We recognize net operating revenues from the sale of our products when we deliver the products to our customers and, in the case of full-service vending, when we collect cash from vending machines. We earn service revenues for cold drink equipment maintenance when services are completed. Service revenues represented less than 1 percent of our total net operating revenues during 2009, 2008, and 2007.

Customer Marketing Programs and Sales Incentives

We participate in various programs and arrangements with customers designed to increase the sale of our products by these customers. Among the programs are arrangements under which allowances can be earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. In the U.S., we participate in cooperative trade marketing (CTM) programs, which are typically developed by us but are administered by TCCC. We are responsible for all costs of these programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC, and they pay our customers as a representative of the North American

Coca-Cola bottling system. Coupon and loyalty programs are also developed on a customer and territory specific basis with the intent of increasing sales by all customers. We believe our participation in these programs is essential to ensuring volume and revenue growth in the competitive marketplace. The costs of all these various programs, included as a reduction in net operating revenues, totaled $2.0 billion, $2.5 billion, and $2.4 billion in 2009, 2008, and 2007, respectively. The reduction in the cost of these programs during 2009 was principally due to a law change in France that resulted in the cost of these programs in France being provided as an on-invoice reduction.

Under customer programs and arrangements that require sales incentives to be paid in advance, we amortize the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, we accrue the estimated amount to be paid based on the program’s contractual terms, expected customer performance, and/or estimated sales volume.

We frequently participate with TCCC in contractual arrangements at specific athletic venues, school districts, colleges and universities, and other locations, whereby we obtain pouring or vending rights at a specific location in exchange for cash payments. We record our obligation of the total required payments under each contract at inception and amortize the corresponding asset using the straight-line method over the term of the contract. At December 31, 2009, the net unamortized balance of these arrangements, which was included in other noncurrent assets, net on our Consolidated Balance Sheet, totaled $396 million ($864 million capitalized, net of $468 million in accumulated amortization). Amortization expense related to these assets, included as a reduction in net operating revenues, totaled $121 million, $131 million, and $133 million in 2009, 2008, and 2007, respectively.

The following table summarizes the estimated future amortization expense related to these assets as of December 31, 2009 (in millions):

Years Ending December 31,	Future Amortization Expense
2010	$105
2011	84
2012	64
2013	40
2014	28
Thereafter	75

Total future amortization expense	$396

At December 31, 2009, the liability associated with these arrangements totaled $326 million, $115 million of which was included in accounts payable and accrued expenses on our Consolidated Balance Sheets, and $211 million was included in other long-term obligations on our Consolidated Balance Sheets. Cash payments on these obligations totaled $129 million, $127 million, and $124 million in 2009, 2008, and 2007, respectively. The following table summarizes the estimated future payments required under these arrangements as of December 31, 2009 (in millions):

Years Ending December 31,	Future Payments
2010	$115
2011	68
2012	49
2013	30
2014	22
Thereafter	42

Total future payments	$326

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

Shipping and Handling Costs

Shipping and handling costs related to the movement of finished goods from manufacturing locations to our sales distribution centers are included in cost of sales on our Consolidated Statements of Operations. Shipping and handling costs incurred to move finished goods from our sales distribution centers to customer locations are included in selling, delivery, and administrative (SD&A) expenses on our Consolidated Statements of Operations and totaled approximately $1.3 billion in 2009, and $1.4 billion in 2008 and 2007. Our customers do not pay us separately for shipping and handling costs.

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

Earnings (Loss) Per Share

We calculate our basic earnings (loss) per share by dividing net income (loss) by the weighted average number of common shares and participating securities outstanding during the period. In periods of a net loss, we do not include participating securities in our basic loss per share calculation since our participating securities are not contractually obligated to fund losses. Our diluted earnings (loss) per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings (loss) per share. Share-based payment awards that are contingently issuable upon the achievement of a specified market or performance condition are included in our diluted earnings (loss) per share calculation in the period in which the condition is satisfied. Refer to Note 12.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investments with maturity dates of less than three months when purchased. In addition, we include in cash and cash equivalents, our investments in certain money market funds that hold government securities due to the short-term nature of the investments and the ability for them to be readily converted into known amounts of cash. The carrying value of these investments, which approximates fair value due to their short maturities, totaled $468 million as of December 31, 2009.

Trade Accounts Receivable

We sell our products to retailers, wholesalers, and other customers and extend credit, generally without requiring collateral, based on our evaluation of the customer’s financial condition. While we have a concentration of credit risk in the retail sector, we believe this risk is mitigated due to the diverse nature of the customers we serve, including, but not limited to, their type, geographic location, size, and beverage channel. Potential losses on receivables are dependent on each individual customer’s financial condition and sales adjustments granted after the balance sheet date. We carry our trade accounts receivable at net realizable value. Typically, our accounts receivable are collected on average within 35 to 40 days and do not bear interest. We monitor our exposure to losses on receivables and maintain allowances for potential losses or adjustments. We determine these allowances by (1) evaluating the aging of our receivables; (2) analyzing our history of sales adjustments; and (3) reviewing our high-risk customers. Past due receivable balances are written-off when our internal collection efforts have been unsuccessful in collecting the amount due.

The following table summarizes the change in our allowance for losses on trade accounts receivable for the years ended December 31, 2009, 2008, and 2007 (in millions):

	Billing Adjustments	Bad Debts	Total Accounts Receivable Allowance
Balance at December 31, 2006	$29	$21	$50
Provision	64	16	80
Write-offs	(66)	(18)	(84)
Other	—	1	1

Balance at December 31, 2007	27	20	47
Provision	72	17	89
Write-offs	(70)	(10)	(80)
Other	—	(4)	(4)

Balance at December 31, 2008	29	23	52
Provision	78	9	87
Write-offs	(72)	(12)	(84)

Balance at December 31, 2009	$35	$20	$55

Inventories

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of December 31, 2009 and 2008 (in millions):

	2009	2008
Finished goods	$600	$639
Raw materials and supplies	274	262

Total inventories	$874	$901

Investments in Marketable Equity Securities

We record our investments in marketable equity securities at fair value in prepaid expenses and other current assets in our Consolidated Balance Sheets. Changes in the fair value of securities classified as available-for-sale are recorded in accumulated other comprehensive income (loss) (AOCI) on our Consolidated Balance Sheets, unless we determine that an unrealized loss is other-than-temporary. If we determine that an unrealized loss is other-than-temporary, we recognize the loss in earnings. Refer to Note 13.

Deferred Compensation Plan

We maintain a self-directed, non-qualified deferred compensation plan structured as a “rabbi trust” for certain executives and other highly compensated employees. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. Amounts deferred under the plan are invested at the direction of the employee into various mutual funds and stocks, including our common stock. All such investments, except investments in our common stock, are held in the rabbi trust. The plan requires settlement in cash, except for our common stock, which must be settled in a fixed number of shares of our common stock. The shares of our common stock deferred under the plan are not held in the rabbi trust because they are not issued and legally outstanding. However, these shares are included in our basic and diluted earnings (loss) per share calculation because we are obligated to issue the shares to the participants for no additional consideration (refer to Note 12). The investment assets of the rabbi trust are recorded at fair value and included in other noncurrent assets, net in our Consolidated Balance Sheets. The amount of compensation deferred under the plan is credited to each participant’s deferral account and a deferred compensation liability is recorded in other long-term obligations in our Consolidated Balance Sheets (excluding investments in our common stock). This liability equals the recorded asset and represents our obligation to distribute the funds to the participants. The investment assets of the rabbi trust are classified as trading securities and, accordingly, changes in their fair values are recorded in our Consolidated Statements of Operations. The carrying value of the investment assets of the rabbi trust (excluding investments in our common stock) and the related deferred compensation liability totaled $73 million and $72 million as of December 31, 2009 and 2008, respectively.

Property, Plant, and Equipment

Property, plant, and equipment are recorded at cost. Major property additions, replacements, and betterments are capitalized, while maintenance and repairs that do not extend the useful life of an asset or add new functionality are expensed as incurred. Depreciation is recorded using the straight-line method over the respective estimated useful lives of our assets. Our cold drink equipment and containers, such as reusable crates, shells, and bottles, are depreciated using the straight-line method over the estimated useful life of each group of equipment, as determined using the group-life method. Under this method, we do not recognize gains or losses on the disposal of individual units of equipment when the disposal occurs in the normal course of business. We capitalize the costs of refurbishing our cold drink equipment and depreciate those costs over the estimated period until the next scheduled refurbishment or until the equipment is retired. Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement. For tax purposes, we use other depreciation methods (generally, accelerated depreciation methods), where appropriate. The majority of our depreciation and amortization expense is recorded in SD&A expenses. Depreciation and amortization expense included in cost of sales totaled $317 million, $301 million, and $278 million during the years ended December 31, 2009, 2008, and 2007, respectively.

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

The following table summarizes our property, plant, and equipment as of December 31, 2009 and 2008 (in millions):

	2009	2008	Useful Life
Land	$490	$478	n/a
Building and improvements	2,677	2,552	20 to 40 years
Machinery, equipment, and containers	3,636	3,486	3 to 20 years
Cold drink equipment	5,403	5,346	5 to 13 years
Vehicle fleet	1,615	1,608	5 to 20 years
Furniture, office equipment, and software	825	839	3 to 10 years

Property, plant, and equipment	14,646	14,309
Less: Accumulated depreciation and amortization	8,638	8,274

	6,008	6,035
Construction in process	268	208

Property, plant, and equipment, net	$6,276	$6,243

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

Risk Management Programs

In general, we are self-insured for the costs of workers’ compensation, casualty, and most health and welfare claims in the U.S. We use commercial insurance for casualty and workers’ compensation claims to reduce the risk of catastrophic losses. Workers’ compensation and casualty losses are estimated through actuarial procedures of the insurance industry and by using industry assumptions, adjusted for our specific expectations based on our claim history. Our deductibles (per occurrence) for property loss insurance, workers’ compensation, and auto insurance are generally $25 million, $5 million, and $5 million, respectively. Our self-insurance reserves totaled approximately $355 million and $340 million as of December 31, 2009 and 2008, respectively.

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

We record substantially all our taxes collected from customers and remitted to governmental authorities on a net basis (excluded from net operating revenues), except for certain taxes in Europe. During 2009, 2008, and 2007, we recorded approximately $185 million of excise and packaging taxes on a gross basis (included in net operating revenues).

Non-U.S. Currency Translation

Assets and liabilities of our non-U.S. operations are translated from local currencies into U.S. dollars at currency exchange rates in effect at the end of a reporting period. Gains and losses from the translation of non-U.S. entities are included in AOCI on our Consolidated Balance Sheets (refer to Note 13). Revenues and expenses are translated at average monthly currency exchange rates. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other nonoperating income (expense), net on our Consolidated Statements of Operations.

Fair Values of Financial Instruments

The fair values of our cash and cash equivalents, accounts receivable, and accounts payable approximate their carrying amounts due to their short-term nature. The fair values of our debt instruments are calculated based on debt with similar maturities and credit quality and current market interest rates (refer to Note 6). The estimated fair values of our derivative instruments are calculated based on market rates to settle the instruments. These values represent the estimated amounts we would receive upon sale or pay upon transfer, taking into consideration current market rates and creditworthiness (refer to Note 18).

Derivative Financial Instruments

We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks we seek to manage through the use of derivative financial instruments include interest rate risk, currency exchange risk, and commodity price risk. All derivative financial instruments are recorded at fair value on our Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedging instruments”). Changes in the fair value of these non-designated hedging instruments are recognized in the expense line item on our Consolidated Statements of Operations that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintain strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk, and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements. Refer to Note 5.

Note 2

FRANCHISE LICENSE INTANGIBLE ASSETS AND GOODWILL

The following table summarizes the change in our net franchise license intangible assets and goodwill for the years ended December 31, 2009, 2008, and 2007 (in millions):

	Franchise License Intangible Assets			Goodwill
	North America	Europe	Consolidated	North America	Europe	Consolidated
Balance at December 31, 2006	$7,531	$3,921	$11,452	$603	$—	$603
Other adjustments(A)	161	154	315	3	—	3

Balance at December 31, 2007	7,692	4,075	11,767	606	—	606
Noncash impairment charges	(7,625)	—	(7,625)	—	—	—
Other adjustments(A)	(67)	(841)	(908)	(2)	—	(2)

Balance at December 31, 2008	—	3,234	3,234	604	—	604
Other adjustments(A)	—	257	257	—	—	—

Balance at December 31, 2009	$—	$3,491	$3,491	$604	$—	$604

(A)	Other adjustments primarily relate to non-U.S. currency translation adjustments.

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

We do not amortize our franchise license intangible assets and goodwill. Instead, we test these assets for impairment annually, or more frequently if events or changes in circumstances indicate they may be impaired. The annual testing date for impairment purposes is the last reporting day of October, which was established when we discontinued the amortization of our franchise license intangible assets and goodwill in 2002. We perform our impairment tests of our franchise license intangible assets and goodwill at the North American and European operating segment levels, which are our reporting units. The impairment test for our franchise license intangible assets involves comparing the estimated fair value of franchise license intangible assets for a reporting unit to its carrying amount to determine if a write down to fair value is required. If the carrying amount of the franchise license intangible assets exceeds its estimated fair value, an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount. The impairment test for our goodwill involves comparing the fair value of a reporting unit to its carrying amount, including goodwill, and after adjusting for franchise license impairment charges (net of tax). If the carrying amount of the reporting unit exceeds its fair value, a second step is required to measure the goodwill impairment loss. This step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess, not to exceed the carrying amount. Any subsequent recoveries in the estimated fair values of our franchise license intangible assets or goodwill are not recorded. The fair values calculated in these impairment tests are determined using discounted cash flow models involving assumptions that are based upon what we believe a hypothetical marketplace participant would use in estimating fair value on the measurement date. In developing these assumptions, we compare the resulting estimated enterprise value to our observable market enterprise value.

2009 Impairment Analysis

We did not perform an annual impairment analysis of our North American goodwill or European franchise license intangible assets during 2009 since we concluded it was remote that changes in the facts and circumstances would have caused the fair value of these assets to fall below their carrying amounts. This conclusion was based on the following factors: (1) the fair value of both our North American goodwill and European franchise license intangible assets exceeded their respective carrying amounts by a substantial margin when we performed our annual impairment analysis during 2008; (2) our business performance during 2009 exceeded the forecast used to estimate fair value in our 2008 annual impairment analysis; and (3) our revised outlook for 2010 and beyond is greater than the forecast used to estimate fair value in our 2008 annual impairment analysis.

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

The results of our goodwill annual impairment test indicated that the fair value of our North American reporting unit exceeded its carrying value, after adjusting for the noncash franchise license impairment charge (net of tax). Therefore, our North American goodwill was not impaired. Our annual impairment test of our European franchise license intangible assets indicated that their estimated fair value exceeded their carrying amount by more than two times and, therefore, were not impaired.

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

Note 3

RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 34 percent of our outstanding shares as of December 31, 2009. From time to time, the terms and conditions of programs with TCCC are modified.

The following table summarizes the transactions with TCCC that directly affected our Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007 (in millions):

	2009	2008	2007
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$351	$344	$410
Dispensing equipment repair services	87	84	78
Packaging material sales (preforms)	60	66	81
Other transactions	57	80	77

Total	$555	$574	$646

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(4,563)	$(4,940)	$(4,906)
Purchases of sweeteners	(419)	(357)	(326)
Purchases of finished products	(1,479)	(1,502)	(1,054)
Marketing support funding earned	366	534	572
Cold drink equipment placement funding earned	36	50	65

Total	$(6,059)	$(6,215)	$(5,649)

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

Purchases of Syrup, Concentrate, Mineral Water, Juice, Sweeteners, and Finished Products

We purchase syrup, concentrate, mineral water, and juice from TCCC to produce, package, distribute, and sell TCCC’s products under licensing agreements. We also purchase finished products and fountain syrup from TCCC for sale within certain of our territories and have an agreement with TCCC to purchase from them substantially all of our requirements for sweeteners in the U.S. The licensing agreements give TCCC complete discretion to set prices of syrup, concentrate, and finished products. Pricing of mineral water and sweeteners is also based on contractual arrangements with TCCC. We also pay to TCCC certain fees based on volume of purchases of non-TCCC licensed products under several subdistribution agreements.

Effective January 1, 2009, we and TCCC agreed to (1) implement an incidence-based concentrate pricing model in the U.S. that better aligns system interests among all packages and channels, and (2) net a significant portion of our funding from TCCC, as well as certain other arrangements with TCCC related to the purchase of concentrate, against the price we pay TCCC for concentrate. We and TCCC agreed to continue our incidence-based model in the U.S. during 2010 at a rate that is consistent with the 2009 rate. In conjunction with this agreement, we agreed with TCCC to reinvest into the business certain amounts that will be determined based on our performance relative to our 2010 U.S. annual business plan. The type of these investments is still to be determined, but we believe the reinvestment of these amounts is important for the long-term growth and health of our business.

Marketing Support Funding Earned and Other Arrangements

We and TCCC engage in a variety of marketing programs to promote the sale of products of TCCC in territories in which we operate. The amounts to be paid to us by TCCC under the programs are generally determined annually and are periodically reassessed as the programs progress. Under the licensing agreements, TCCC is under no obligation to participate in the programs or continue past levels of funding in the future. The amounts paid and terms of similar programs may differ with other licensees. Marketing support funding programs granted to us provide financial support principally based on our product sales or upon the completion of stated requirements, to offset a portion of our costs of the programs. TCCC also administers certain other marketing programs directly with our customers. During 2009, 2008, and 2007, direct-marketing support paid or payable to us, or to customers in our territories, by TCCC, totaled approximately $540 million, $665 million, and $695 million, respectively. We recognized $366 million, $534 million, and $572 million of these amounts as a reduction in cost of sales during 2009, 2008, and 2007, respectively. Amounts paid directly to our customers by TCCC during 2009, 2008, and 2007 totaled $174 million, $131 million, and $123 million, respectively.

We and TCCC have a Global Marketing Fund (GMF), under which TCCC pays us $61.5 million annually through December 31, 2014, as support for marketing activities. The term of the agreement will automatically be extended for successive 10-year periods thereafter unless either party gives written notice to terminate the agreement. We earn annual funding under this agreement if we and TCCC agree on an annual marketing and business plan. TCCC may terminate this agreement for the balance of any year in which we fail to timely complete the marketing plans or are unable to execute the elements of those plans, when such failure is within our reasonable control. We received $61.5 million in each of 2009, 2008, and 2007 in conjunction with the GMF. These amounts are included in the total amounts recognized in marketing support funding earned in the preceding table.

We had an agreement with TCCC under which TCCC provided support payments for the marketing of certain brands of TCCC in certain territories we acquired in 2001. Under the terms of this agreement, we received $11 million in 2009 and $14 million in both 2008 and 2007. Payments received under this agreement are not refundable to TCCC. These amounts are included in the total amounts recognized in marketing support funding earned in the preceding table. No additional funding is due under this agreement.

During 2008, we had certain annual funding arrangements in North America with TCCC that contained provisions that allowed TCCC to require us to refund certain amounts paid during the year and remove some or all funding on a prospective basis if we did not meet the stated requirements under the arrangements. The activities required under these arrangements were developed during the annual joint planning process and included (1) annual pricing and volume targets, and (2) support of shared strategic initiatives. Amounts received under these arrangements were recognized in cost of sales as inventory was sold and are included in the total amounts in marketing support funding earned in the preceding table to the extent recognized. Through August 2008, we had received $69 million from TCCC under one of these arrangements. As a result of the marketplace pricing action we took in September 2008, TCCC elected to permanently eliminate the remaining $35 million in funding under this arrangement.

During 2007, we had a $104 million discretionary annual marketing funding arrangement in the U.S. with TCCC. The 2007 activities required under this arrangement were agreed to during the annual joint planning process. Amounts under this program were received quarterly during 2007. These amounts were recognized in cost of sales as inventory was sold and are included in the total amounts in marketing support funding earned in the preceding table to the extent recognized.

We participate in CTM programs in the U.S. administered by TCCC. We are responsible for all costs of the programs in our territories, except for some costs related to a limited number of specific customers. Under these programs, we pay TCCC, and they pay our customers as a representative of the North American Coca-Cola bottling system. Amounts paid under CTM programs to TCCC for payment to our customers are included as a reduction in net operating revenues and totaled $327 million, $313 million, and $296 million in 2009, 2008, and 2007, respectively. These amounts are not included in the preceding table since the amounts are ultimately paid to our customers.

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

Should we not satisfy the provisions of the Jumpstart Programs, the agreements provide for the parties to meet to work out a mutually agreeable solution. Should the parties be unable to agree on alternative solutions, TCCC would be able to assert a claim seeking a refund. No refunds of amounts previously earned have ever been paid under the Jumpstart Programs, and we believe the probability of a full or partial refund of amounts previously earned under the Jumpstart Programs is remote. We believe we would, in all cases, resolve any matters that might arise regarding the Jumpstart Programs. We and TCCC have amended prior agreements to reflect, where appropriate, modified goals and provisions, and we believe that we can continue to resolve any differences that might arise over our performance requirements under the Jumpstart Programs.

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

During 2009, certain previously placed equipment did not generate sufficient sales volume, on average, of TCCC products to meet the minimum requirements. As such, we are required to move certain previously placed equipment to ensure our performance under the Jumpstart Programs. If such equipment is not generating sufficient sales volume for the trailing twelve month period ending April 2010, we and TCCC have agreed to meet and develop a mutually agreeable solution to ensure our compliance under the Jumpstart Programs. We believe it is remote that such a mutually agreeable solution would result in a material impact to our Consolidated Financial Statements.

We are unable to quantify the maximum potential amount of future payments required under our obligation to relocate previously placed equipment because the dates and costs to relocate equipment in the future are not determinable. As of December 31, 2009, our liability for the estimated costs of relocating equipment in the future was approximately $19 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain, if we are required to act upon our obligations under the Jumpstart Programs.

We purchase products of TCCC in the ordinary course of business to achieve the minimum required sales volume of TCCC products. We are unable to quantify the amount of these future purchases because we will purchase products at various costs, quantities, and mix in the future.

We recognize the majority of the $1.2 billion in support payments received from TCCC as we place cold drink equipment. A small portion of the support payments, representing the estimated cost to potentially move cold drink equipment, is recognized on a straight-line basis over the 12-year period beginning after equipment is placed. During 2009, 2008, and 2007, we recognized deferred income related to our Jumpstart Programs totaling $36 million, $50 million, and $65 million, respectively.

At December 31, 2009, the recognition of $69 million in support payments was deferred under the Jumpstart Programs. Approximately $50 million of this amount is expected to be recognized during 2010, as equipment is placed.

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

Note 4

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following table summarizes our accounts payable and accrued expenses as of December 31, 2009 and 2008 (in millions):

	2009	2008
Trade accounts payable	$1,018	$904
Accrued marketing costs	770	694
Accrued compensation and benefits	661	503
Accrued interest costs	165	154
Accrued taxes	212	171
Accrued self-insurance obligations	195	186
Other accrued expenses	252	295

Accounts payable and accrued expenses	$3,273	$2,907

Note 5

DERIVATIVE FINANCIAL INSTRUMENTS

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in our Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008 (in millions):

	Balance Sheets Location	2009	2008

Assets:
Derivatives designated as hedging instruments:
Interest rate swap agreements (A)	Prepaid expenses and other current assets	$21	$11
Interest rate swap agreements	Other noncurrent assets, net	20	41
Non-U.S. currency contracts (B)	Prepaid expenses and other current assets	13	88
Commodity contracts	Prepaid expenses and other current assets	6	—

Total		60	140

Derivatives not designated as hedging instruments:
Non-U.S. currency contracts	Prepaid expenses and other current assets	—	3
Commodity contracts	Prepaid expenses and other current assets	63	—

Total		63	3

Total Assets		$123	$143

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swap agreements (A)	Accounts payable and accrued expenses	$3	$5
Interest rate swap agreements	Other long-term obligations	8	11
Non-U.S. currency contracts (B)	Accounts payable and accrued expenses	15	5
Non-U.S. currency contracts	Other long-term obligations	64	34
Commodity contracts	Accounts payable and accrued expenses	—	46

Total		90	101

Derivatives not designated as hedging instruments:
Commodity contracts	Accounts payable and accrued expenses	1	15

Total		1	15

Total Liabilities		$91	$116

(A)	Amounts include the gross interest receivable or payable on our interest rate swap agreements.

(B)	Amounts include the gross interest receivable or payable on our cross currency swap agreements.

Fair Value Hedges

We utilize certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized immediately in interest expense, net on our Consolidated Statements of Operations. The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of December 31, 2009 and 2008:

	2009		2008
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Fixed-to-floating interest rate swap	EUR 300 million	November 2010	EUR 300 million	November 2010
Fixed-to-floating interest rate swap	USD 300 million	August 2013	USD 300 million	August 2013

The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 (in millions):

Fair Value Hedging Instruments (A)	Statements of Operations Location	2009	2008
Interest rate swap agreements	Interest expense, net	$(9)	$43
Fixed-rate debt	Interest expense, net	9	(43)

(A)	The amount of ineffectiveness associated with these hedges was not material.

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency, interest rate, and commodity price fluctuations associated with certain forecasted transactions, including our purchases of raw materials and services denominated in non-functional currencies, interest payments on our floating-rate debt issuances, vehicle fuel purchases, aluminum purchases, the receipt of interest and principal on intercompany loans denominated in a non-U.S. currency, and the payment of interest and principal on debt issuances in non-functional currencies. Effective changes in the fair value of these cash flow hedging instruments are recognized in AOCI on our Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of December 31, 2009 and 2008 (all contracts denominated in a non-U.S. currency have been converted into USD using the period end spot rate):

	2009		2008
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Floating-to-fixed interest rate swap	USD 275 million	May 2011	USD 275 million	May 2011
Non-U.S. currency hedges	USD 1.3 billion	March 2013	USD 960 million	December 2011
Commodity hedges (A)	USD 36 million	June 2010	USD 30 million	September 2009

(A)	Commodity hedges relate to our purchases of vehicle fuel.

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our Consolidated Statements of Operations and AOCI for the years ended December 31, 2009 and 2008 (in millions):

	Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
Cash Flow Hedging Instruments	2009	2008
Interest rate swap agreements	$1	$(7)
Non-U.S. currency contracts	(67)	64
Commodity contracts	7	(33)

Total	$(59)	$24

		Amount of Gain (Loss) Reclassified from AOCI into Earnings (A)
Cash Flow Hedging Instruments	Statements of Operations Location	2009	2008
Non-U.S. currency contracts	Cost of sales	$41	$13
Non-U.S. currency contracts	Other nonoperating income (expense), net	(32)	(13)
Commodity contracts	Cost of sales	2	—
Commodity contracts	Selling, delivery, and administrative expenses	(22)	(8)

Total		$(11)	$(8)

		Loss Recognized into Earnings due to Ineffectiveness
Cash Flow Hedging Instruments	Statements of Operations Location	2009	2008
Commodity contracts	Selling, delivery, and administrative expenses	$(4)	$(11)

(A)

Over the next 12 months, deferred losses totaling $7 million are expected to be reclassified from AOCI into the expense line item on our Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

In December 2009, we discontinued a series of cross–currency swaps designated as cash flow hedges with a total notional value of GBP 184 million. These swaps were used to hedge variability in cash flows from the receipt of interest and principal on an intercompany loan denominated in a non-U.S. currency, which was extinguished.

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

Due to the increased volatility in commodity prices and tightness of the capital and credit markets, certain of our suppliers have restricted our ability to hedge prices beyond the agreements we currently have in place. As a result, we have expanded, and expect to continue to expand, our non-designated commodity hedging programs. The following table summarizes our outstanding economic hedges as of December 31, 2009 and 2008:

	2009		2008
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 11 million	December 2010	USD 113 million	December 2009
Commodity hedges (A)	USD 323 million	December 2010	USD 21 million	December 2009

(A)	Commodity hedges relate to our purchases of vehicle fuel and aluminum.

Each reporting period, changes in the fair value of our economic hedges are recognized in the expense line item on our Consolidated Statements of Operations that is consistent with the nature of the hedged risk. The following table summarizes the effect of our derivative financial instruments not designated in specified hedging arrangements on our Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 (in millions):

Statements of Operations Location	2009	2008
Cost of sales	$45	$(21)
Selling, delivery, and administrative expenses	(2)	(1)
Interest expense, net	(3)	n/a

Total	$40	$(22)

Beginning in the third quarter of 2009, mark-to-market gains/losses related to our non-designated hedges are included in our Corporate segment operating results (refer to Note 15) until such time the underlying hedge transaction affects the earnings of an operating segment (North America or Europe). In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/losses related to the hedged transaction are reclassified from the Corporate segment into the earnings of the impacted operating segment. This treatment allows our operating segments to reflect the true economic effects of the non-designated hedge on the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these hedges. Prior to the third quarter of 2009, out-of-year mark-to-market gains/losses related to our non-designated hedges were not material.

During the year ended December 31, 2009, our Corporate segment included net mark-to-market gains on our non-designated hedges totaling $46 million, which included $44 million in cost of sales and $2 million in SD&A expenses. These amounts will be reclassified into the earnings of the impacted operating segment when the underlying hedged transaction occurs. For additional information about our segment reporting, refer to Note 15.

Net Investment Hedges

We enter into certain non-U.S. currency denominated borrowings as net investment hedges of our non-U.S. subsidiaries. Changes in the carrying value of these borrowings arising from currency exchange rate changes are recognized in AOCI on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. We also enter into cross-currency interest rate swap agreements as net investment hedges of our non-U.S. subsidiaries. Effective changes in the fair value of the currency agreements resulting from changes in the spot non-U.S. currency exchange rate are recognized in AOCI on our Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net on our Consolidated Statements of Operations. At December 31, 2008, these hedges had a fair value of $9 million, which was recorded in other long-term obligations on our Consolidated Balance Sheets. During 2008, we recorded a net of tax gain of $13 million in AOCI on our Consolidated Balance Sheets related to these hedges. During the third quarter of 2009, we paid $10 million to settle these hedges. During the years ended December 31, 2009 and December 31, 2008, the amount of ineffectiveness associated with these hedges was not material.

The following table summarizes our outstanding instruments designated as net investment hedges as of December 31, 2009 and 2008:

	2009		2008
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Cross-currency interest rate swaps	n/a	n/a	USD 450 million	August 2009

Note 6

DEBT AND CAPITAL LEASES

The following table summarizes our debt as of December 31, 2009 and 2008 (in millions, except rates):

	2009		2008
	Principal Balance	Rates (A)	Principal Balance	Rates (A)
U.S. dollar commercial paper	$—	—%	$145	0.9%
Canadian dollar commercial paper	141	0.3	152	2.0
U.S. dollar notes due 2010-2037 (B) (C) (D)	3,287	5.0	3,233	5.5
Euro notes due 2010	477	1.1	466	4.9
U.K. pound sterling notes due 2016-2021(E)	552	6.5	751	6.1
Canadian dollar notes due 2009(F)	—	—	123	5.9
Swiss Franc note due 2013(G)	193	4.4	—	—
U.S. dollar debentures due 2012-2098(H)	3,768	7.4	3,785	7.4
U.S. dollar zero coupon notes due 2020(I) (J)	207	8.4	211	8.4
Capital lease obligations(K)	120	—	130	—
Other debt obligations	32	—	33	—

Total debt(L ) (M)	8,777		9,029

Less: current portion of debt	886		1,782

Debt, less current portion	$7,891		$7,247

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.

(B)

In February 2009, we issued a $250 million, 4.25 percent note due 2015, and a $350 million, 3.75 percent note due 2012. In May 2009, we issued an additional $300 million, 4.25 percent note due 2015. In August 2009, we issued a $250 million, 4.5 percent note due 2019.

(C)	In August 2009, a $450 million, floating-rate note matured. In September 2009, a $131 million, 7.13 percent note matured.

(D)

In March 2009, we extinguished $500 million of 4.38 percent notes due in September 2009. As a result of this extinguishment, we recorded a net loss of $9 million ($6 million net of tax). The loss on the extinguishment of these notes is included in interest expense, net on our Consolidated Statements of Operations.

(E)	In May 2009, a GBP 175 million ($267 million), 5.25 percent note matured.

(F)	In March 2009, a CAD 150 million ($118 million), 5.85 percent note matured.

(G)

In March 2009, we issued a 200 million Swiss franc ($172 million), 3.0 percent note due in 2013. In connection with the issuance of this note, we entered into a fixed-rate cross-currency swap agreement designated as a cash flow hedge with a maturity corresponding to the underlying debt (refer to Note 5).

(H)

In September 2009, we extinguished $4 million of a $750 million, 8.5 percent debenture and $14 million of a $250 million, 8.0 percent debenture, both due in 2022. As a result of these extinguishments, we recorded a net loss of $6 million ($4 million net of tax). The loss on the extinguishment of these debentures is included in interest expense, net on our Consolidated Statements of Operations.

(I)

In June 2009, we paid $28 million to repurchase zero coupon notes with a par value totaling $50 million and unamortized discounts of $30 million. As a result of these extinguishments, we recorded a net loss of $8 million ($5 million net of tax), which is included in interest expense, net on our Consolidated Statements of Operations.

(J)	These amounts are shown net of unamortized discounts of $281 million and $327 million as of December 31, 2009 and December 31, 2008, respectively.

(K)	These amounts represent the present value of our minimum capital lease payments as of December 31, 2009 and December 31, 2008, respectively.

(L)	At December 31, 2009, approximately $857 million of our outstanding debt was issued by our subsidiaries and guaranteed by CCE.

(M)

The total fair value of our debt was $9.6 billion and $9.0 billion at December 31, 2009 and December 31, 2008, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through a variety of valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk.

Future Maturities

The following table summarizes our debt maturities and capital lease obligations as of December 31, 2009 (in millions):

Years Ending December 31,	Debt Maturities
2010	$861
2011	579
2012	600
2013	512
2014	999
Thereafter	5,106

Debt, excluding capital leases	$8,657

Years Ending December 31,	Capital Leases
2010	$27
2011	27
2012	28
2013	18
2014	13
Thereafter	24

Total minimum lease payments	137
Less: amounts representing interest	17

Present value of minimum lease payments	120

Total debt	$8,777

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 17 banks. At December 31, 2009, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

We also have uncommitted amounts available under a public debt facility that we could use for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of December 31, 2009. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Note 7

OPERATING LEASES

We lease land, office and warehouse space, computer hardware, machinery and equipment, and vehicles under noncancelable operating lease agreements expiring at various dates through 2049. Some lease agreements contain standard renewal provisions that allow us to renew the lease at rates equivalent to fair market value at the end of the lease term. Certain lease agreements contain residual value guarantees that require us to guarantee a certain value of the leased assets for the lessor at the end of the lease term. We have recorded a liability for any payments we expect to make under these residual value guarantees. Under lease agreements that contain escalating rent provisions, lease expense is recorded on a straight-line basis over the lease term. Rent expense under noncancelable operating lease agreements totaled $226 million, $238 million, and $214 million during 2009, 2008, and 2007, respectively.

The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year as of December 31, 2009 (in millions):

Years Ending December 31,	Operating Leases
2010	$147
2011	130
2012	120
2013	107
2014	90
Thereafter	185

Total minimum operating lease payments (A)	$779

(A)	Income associated with sublease arrangements is not significant.

Note 8

COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

In North America, we guarantee the repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts outstanding under these guarantees as of December 31, 2009 and 2008 (in millions):

		Guaranteed		Outstanding
Category	Maturity	2009	2008	2009	2008
Manufacturing cooperative	Various through 2015	$239	$239	$177	$195
Vending partnership	July 2013	13	17	10	10

		$252	$256	$187	$205

The following table summarizes the debt maturities under our guarantees as of December 31, 2009 (in millions):

Years Ending December 31,	Outstanding Amounts
2010	$18
2011	44
2012	32
2013	25
2014	56
Thereafter	12

Total outstanding amounts	$187

We could be required to perform under these guarantees if there is a default on the outstanding affiliate debt. The guarantees generally do not expire unless we terminate our relationships with these entities. We hold no assets as collateral against these guarantees, and no contractual recourse provisions exist that would enable us to recover amounts we guarantee in the event of an occurrence of a triggering event under these guarantees. These guarantees arose as a result of our ongoing business relationships. There have been no defaults on the outstanding affiliate debt.

Variable Interest Entities

We have identified the manufacturing cooperatives and the purchasing cooperative in which we participate as variable interest entities (VIEs). Our variable interests in these cooperatives include an equity investment in each of the entities and certain debt guarantees. We consolidate the assets, liabilities, and results of operations of all VIEs for which we have determined we are the primary beneficiary. At December 31, 2009, the VIEs in which we participate had total assets of approximately $465 million and total liabilities of approximately $325 million, including total debt of approximately $230 million. For the year ended December 31, 2009, these entities had total revenues, including sales to us, of approximately $845 million. Other than the purchase of materials, our debt guarantees, and the acquisition of additional preferred shares in one of these entities, we have not provided financial support to any of these entities and are not required to provide support beyond the debt guarantees. Our maximum exposure as a result of our involvement in these entities is approximately $305 million, including our equity investments and debt guarantees. The largest of these cooperatives, of which we have determined we are not the primary beneficiary, represents greater than 95 percent of our maximum exposure. We have been purchasing PET (plastic) bottles from this cooperative since 1984, and our first equity investment was made in 1988. During 2009, our purchases from this entity represented approximately 70 percent of their total sales. Our determination that we are not the primary beneficiary of this entity is based upon the fact that our equity interest and ability to participate in the fair value upon liquidation is approximately 5 percent. As of December 31, 2009, this entity had total assets of $380 million and total liabilities of $275 million, including $225 million in debt.

In June 2009, the Financial Accounting Standards Board issued revised guidance on the consolidation of VIEs. The revised guidance replaces the quantitative-based risks and rewards calculation for determining the primary beneficiary of a VIE with a qualitative approach that focuses on identifying which enterprise has a controlling financial interest in a VIE. The primary beneficiary of a VIE has both the: (1) power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) obligation to absorb losses or the right to receive benefits from the VIE. Additionally, the revised guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures. This guidance is effective for us on January 1, 2010. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

Purchase Commitments

We have noncancelable purchase agreements with various suppliers that specify a fixed or minimum quantity that we must purchase. All purchases made under these agreements are subject to standard quality and performance criteria. The following table summarizes our purchase commitments as of December 31, 2009 (in millions):

Years ending December 31,	Purchase Commitments (A)
2010	$910
2011	253
2012	96
2013	34
2014	23
Thereafter	—

Total purchase commitments	$1,316

(A)

These commitments do not include amounts related to supply agreements that require us to purchase a certain percentage of our future raw material needs from a specific supplier, since such agreements do not specify a fixed or minimum quantity.

Legal Contingencies

During 2008, the United Kingdom’s Office of Fair Trading (OFT) commenced an investigation of the four largest grocery retailers in the United Kingdom, as well as a large number of their suppliers, including us, regarding alleged involvement in the coordination of retail prices among retailers. As part of the investigation, the OFT sent us a request for information and we have provided the requested information to the OFT for their inspection. The first inspection of data occurred in October 2008. The OFT completed their evidence review in November 2009, but has not reached a decision regarding our alleged involvement in the coordination of retail prices. The OFT has invited us to meet in 2010 to discuss the scope of the investigation and next steps. Because the investigation is in its early stages, it is not possible for us to predict the ultimate outcome of this matter at this time.

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

Environmental

At December 31, 2009, there were two U.S. state Superfund sites for which our and our bottling subsidiaries’ involvement or liability as a potentially responsible party (PRP) were unresolved. We believe any ultimate liability under these PRP designations will not have a material effect on our Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 43 other U.S. federal and 11 other U.S. state Superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

Letters of Credit

At December 31, 2009, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $300 million and letters of credit for certain operating activities aggregating $1.5 million. These outstanding letters of credit reduce the availability under our $2.5 billion multi-currency credit facility (refer to Note 6).

Workforce (Unaudited)

At December 31, 2009, we employed approximately 70,000 people, including 59,000 in North America and 11,000 in Europe. Approximately 18,000 of our employees in North America are covered by collective bargaining agreements in 150 different employee units, and a majority of our employees in Europe are covered by collectively bargained labor agreements. Our bargaining agreements in North America expire at various dates over the next five years, including 55 agreements in 2010. The majority of our European agreements expire at various dates through 2012. We believe that we will be able to renegotiate subsequent agreements upon satisfactory terms.

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

Note 9

EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. All pension plans are measured as of December 31.

During the fourth quarter of 2009, we communicated to our U.S. employees our intention to transition the design of our non-union U.S. defined benefit pension plan from a traditional final average pay formula to a cash balance formula. The effective date of the change is January 1, 2011. This change was made based on a comprehensive review performed on the overall benefits we provide to our non-union U.S. employees. The projected benefit obligation (PBO) of our non-union U.S. defined benefit pension plan represented approximately 50 percent of our total PBO as of December 31, 2009. Based on current actuarial assumptions, the change in plan design reduced our PBO by $151 million. We are in the process of evaluating plan design changes for our defined benefit pension plans in Great Britain and Canada, as well.

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

Net Periodic Benefit Costs

The following table summarizes the net periodic benefit costs of our pension plans and other postretirement plans for the years ended December 31, 2009, 2008, and 2007 (in millions):

	Pension Plans			Other Postretirement Plans
	2009	2008	2007(A)	2009	2008	2007
Components of net periodic benefit costs:
Service cost	$130	$144	$147	$10	$10	$13
Interest cost	206	202	174	22	22	25
Expected return on plan assets	(232)	(246)	(214)	—	—	—
Amortization of prior service costs (credit)	4	4	3	(12)	(14)	(13)
Amortization of actuarial loss	58	31	57	—	—	4

Net periodic benefit cost	166	135	167	20	18	29
Settlements (B)	14	—	—	—	—	—
Other	7	—	1	—	—	2

Total costs	$187	$135	$168	$20	$18	$31

(A)	Greater than 95 percent of our pension plans in 2007 were measured as of September 30.

(B)	The increase in settlement cost during 2009 was primarily driven by a lump-sum settlement option that was added to certain of our U.S. defined benefit pension plans during 2009.

Actuarial Assumptions

The following table summarizes the weighted average actuarial assumptions used to determine the net periodic benefit costs for the years ended December 31, 2009, 2008, and 2007:

	Pension Plans			Other Postretirement Plans
	2009	2008	2007(A)	2009	2008	2007
Discount rate	6.4%	6.2%	5.7%	6.4%	6.3%	6.1%
Expected return on assets	7.8	8.1	8.1	—	—	—
Rate of compensation increase	4.3	4.6	4.5	—	—	—

(A)	Greater than 95 percent of our pension plans in 2007 were measured as of September 30.

The following table summarizes the weighted average actuarial assumptions used to determine the benefit obligations of our plans at the measurement date:

	Pension Plans		Other Postretirement Plans
	2009	2008	2009	2008
Discount rate	5.8%	6.4%	5.9%	6.4%
Rate of compensation increase	4.0	4.3	—	—

Benefit Obligation and Fair Value of Plan Assets

The following table summarizes the changes in the plans’ benefit obligations and fair value of plan assets as of our measurement date (in millions):

	Pension Plans		Other Postretirement Plans
	2009	2008	2009	2008
Reconciliation of benefit obligation:
Benefit obligation at beginning of plan year	$3,269	$3,381	$352	$354
Service cost	130	144	10	10
Interest cost	206	202	22	22
Plan participants’ contributions	11	12	7	7
Amendments	(151)	31	(23)	6
Actuarial loss (gain)	310	(113)	(22)	(15)
Benefit payments	(172)	(116)	(28)	(25)
Currency translation adjustments	109	(248)	5	(7)
Settlement loss	3	—	—	—
Other	8	1	1	—
Impact of changing measurement date	—	(25)	—	—

Benefit obligation at end of plan year	$3,723	$3,269	$324	$352

Reconciliation of fair value of plan assets:
Fair value of plan assets at beginning of plan year	$2,160	$3,190	$—	$—
Actual gain (loss) on plan assets	396	(815)	—	—
Employer contributions	474	136	20	18
Plan participants’ contributions	11	12	7	7
Benefit payments	(172)	(116)	(28)	(25)
Currency translation adjustments	95	(229)	—	—
Impact of changing measurement date	—	(19)	—	—
Other	—	1	1	—

Fair value of plan assets at end of plan year	$2,964	$2,160	$—	$—

The following table summarizes the PBO, the accumulated benefit obligation (ABO), and the fair value of plan assets for pension plans with an ABO in excess of plan assets and for pension plans with a PBO in excess of plan assets (in millions):

	2009	2008
Information for plans with an ABO in excess of plan assets:
PBO	$2,827	$2,613
ABO	2,750	2,358
Fair value of plan assets	2,129	1,566

Information for plans with a PBO in excess of plan assets:
PBO	$3,660	$3,269
ABO	3,357	2,854
Fair value of plan assets	2,897	2,160

Funded Status

The following table summarizes the funded status of our plans as of our measurement date and the amounts recognized in our Consolidated Balance Sheets (in millions):

	Pension Plans		Other Postretirement Plans
	2009	2008	2009	2008
Funded status:
PBO	$(3,723)	$(3,269)	$(324)	$(352)
Fair value of plan assets	2,964	2,160	—	—

Net funded status	(759)	(1,109)	(324)	(352)

Funded status – overfunded	4	—	—	—
Funded status – underfunded	$(763)	$(1,109)	$(324)	$(352)

Amounts recognized in the balance sheet consist of:
Noncurrent assets	$4	$—	$—	$—
Current liabilities	(18)	(64)	(20)	$(20)
Noncurrent liabilities	(745)	(1,045)	(304)	(332)

Net amounts recognized	$(759)	$(1,109)	$(324)	$(352)

The ABO for our pension plans as of the measurement dates was $3.4 billion in 2009 and $2.9 billion in 2008.

Accumulated Other Comprehensive Income (Loss)

The following table summarizes the amounts recorded in AOCI, which have not yet been recognized as a component of net periodic benefit cost (pretax; in millions):

	Pension Plans		Other Postretirement Plans
	2009	2008	2009	2008
Amounts in AOCI:
Prior service cost (credits)	$(89)	$65	$(61)	$(49)
Net losses	1,494	1,373	(19)	2

Amounts in AOCI	$1,405	$1,438	$(80)	$(47)

The following table summarizes the changes in AOCI for the year ended December 31, 2009 related to our pension and other postretirement plans (pretax; in millions):

	Pension Plans		Other Postretirement Plans
	2009	2008	2009	2008
Reconciliation of AOCI:
AOCI at beginning of plan year	$1,438	$593	$(47)	$(51)
Prior service (cost) credit recognized during the year	(4)	(4)	12	14
Net losses recognized during the year	(58)	(31)	—	—
Net losses recognized on settlement during the year	(14)	—	—	—
Prior service (credit) cost occurring during the year	(151)	31	(23)	6
Net losses (gains) occurring during the year	149	948	(22)	(15)
Impact of changing measurement date	—	(18)	—	—
Other adjustments	1	2	—	(1)

Net adjustments to AOCI	(77)	928	(33)	4
Currency exchange rate changes	44	(83)	—	—

AOCI at end of plan year	$1,405	$1,438	$(80)	$(47)

The following table summarizes the amounts in AOCI expected to be amortized and recognized as a component of net periodic benefit cost in 2010 (pretax; in millions):

	Pension Plans	Other Postretirement Plans
Amortization of prior service credit	$(10)	$(7)
Amortization of net losses	81	—

Total amortization expense	$71	$(7)

Pension Plan Assets

We have established formal investment policies for the assets associated with our pension plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are based on periodic asset liability and/or risk budgeting study results which help determine the appropriate investment strategies for acceptable risk levels. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rates of return are based on a January 2010 review of such rates.

Factors such as asset class allocations, long-term rates of return (actual and expected), and results of periodic asset liability modeling studies are considered when constructing the long-term rate of return assumption for our pension plans. While historical rates of return play an important role in the analysis, we also take into consideration data points from other external sources if there is a reasonable justification to do so. The following table summarizes our weighted average pension asset allocations as of the measurement date and the expected long-term rates of return by asset category:

	Weighted Average Allocation			Weighted Average Expected Long-Term Rate of Return (A)
	Target	Actual
Asset Category	2009	2009	2008
Equity securities	54%	58%	53%	8.5%
Fixed income securities	24	19	23	4.7
Short-term investments	—	5	1	0.0
Other investments(B)	22	18	23	8.7

Total	100%	100%	100%	7.6%

(A)	The weighted average expected long-term rate of return by asset category is based on our target allocation.

(B)	Other investments include private equity funds, hedge funds, real estate funds, infrastructure funds, timber funds, and insurance contracts.

The following table summarizes our pension plan assets measured at fair value on a recurring basis (at least annually) as of December 31, 2009 (in millions):

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities: (A)
U.S. large cap	$384	$286	$98	$—
U.S. small cap	172	172	—	—
Non-U.S.	1,140	637	503	—
Common trust funds (B)	10	—	10	—
Fixed income securities:
Common trust funds (B)	278	—	278	—
Corporate bonds and notes (C)	158	—	158	—
Mortgage-backed securities (C)	6	—	6	—
U.S. government securities (D)	99	99	—	—
Non-U.S. government securities (C)	15	—	15	—
Other fixed income (E)	10	—	10	—
Short-term investments (F)	148	43	105	—
Other investments:
Private equity funds (G)	149	—	—	149
Hedge fund of funds (G)	128	—	128	—
Real estate funds (G)	133	—	44	89
Infrastructure funds (G)	30	—	—	30
Timber funds (G)	22	—	—	22
Insurance contracts (H)	59	—	33	26
Multi-asset common trust funds (I)	23	—	23	—

	$2,964	$1,237	$1,411	$316

(A)

Equity securities are comprised of the following investment types: (1) common stock; (2) preferred stock; (3) mutual funds; and (4) common trust funds. Investments in common and preferred stocks are valued using quoted market prices multiplied by the number of shares owned. Investments in mutual funds and common trust funds are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(B)

The underlying investments held in the common trust funds are actively managed fixed income investment vehicles that are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

(C)

These investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data. The corporate bonds and notes category is primarily comprised of U.S. dollar denominated, investment grade securities. Less than 5 percent of the securities have a rating below investment grade.

(D)	U.S. government securities include treasury and agency debt. These investments are valued using a broker quote in an active market.

(E)

Other fixed income is comprised of municipal securities, asset-backed securities, options, swaps, and futures. Investments in municipal securities, asset-backed securities, swaps and options are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and non-active markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data. Investments in futures are valued at their exchange listed price or broker quote in an active market.

(F)	Short-term investments are valued at $1.00/unit, which approximates fair value. Amounts are generally invested in actively managed common trust funds or interest-bearing accounts.

(G)

Other investments are valued at net asset value, which is calculated using the most recent partnership financial reports, adjusted, as appropriate, for any lag between the date of the financial reports and the measurement date. The private equity fund category uses diversified U.S. and non-U.S. fund of funds strategies. The hedge funds are primarily invested in various core hedge fund of funds strategies. The real estate and infrastructure fund categories consist of U.S. and non-U.S. real estate and infrastructure investments, and are broadly invested along the respective risk-return spectrum. As of December 31, 2009, it is not probable that we will sell these investments at an amount other than net asset value.

(H)	Insurance contracts are valued at book value, which approximates fair value, and is calculated using the prior year balance plus or minus investment returns and changes in cash flows.

(I)

Multi-asset common trust funds are comprised of equity securities, bonds, and term deposits, and are primarily invested in mutual funds. These investments are valued at the net asset value per share multiplied by the number of shares held as of the measurement date.

The following table summarizes the changes in our Level 3 pension plan assets for the year ended December 31, 2009 (in millions):

	Private Equity Funds	Real Estate Funds	Infrastructure Funds	Timber Funds	Insurance Contracts	Total
Balance at December 31, 2008	$148	$118	$22	$18	$28	$334
Purchases, sales, issuances, and settlements, net	20	10	11	3	(2)	42
Unrealized (losses)/gains, net, relating to instruments still held at end of year	(19)	(39)	(3)	1	—	(60)

Balance at December 31, 2009	$149	$89	$30	$22	$26	$316

Benefit Plan Contributions

The following table summarizes the contributions made to our pension and other postretirement benefit plans for the years ended December 31, 2009 and 2008, as well as our projected contributions for the year ending December 31, 2010 (in millions):

	Actual (A)		Projected(A)
	2009	2008	2010
Pension – U.S.	$322	$71	$105
Pension – non-U.S.	152	65	50
Other Postretirement	20	18	20

Total contributions	$494	$154	$175

(A)	These amounts represent only Company-paid projected contributions.

We fund our pension plans at a level to maintain, within established guidelines, the appropriate funded status for each country. We estimate that as of January 1, 2010 all U.S. funded defined benefit pension plans had adjusted funding target attainment percentages (i.e. funded status) equal to or greater than 100 percent as determined under the Pension Protection Act (as amended). As a result of significant declines in the funded status of our pension plans during 2008, our pension plan costs and contributions increased during 2009 and are likely to be greater than historical norms for the next several years.

Benefit Plan Payments

Benefit payments are primarily made from funded benefit plan trusts and current assets. The following table summarizes our expected future benefit payments as of December 31, 2009 (in millions):

Years Ending December 31,	Pension Benefit Plan Payments(A)	Other Postretirement Benefit Plan Payments(A)
2010	$144	$20
2011	223	21
2012	235	21
2013	249	22
2014	259	22
2015 – 2019	1,470	119

(A)	These amounts represent only Company-funded payments and are unaudited.

Defined Contribution Plans

We sponsor qualified defined contribution plans covering substantially all of our employees in the U.S., France, Canada, and certain employees in Great Britain and the Netherlands. Our contributions to these plans totaled $39 million, $26 million, and $23 million in 2009, 2008, and 2007, respectively. During 2008 and 2007, under our primary plan in the U.S., we matched 1.75 percent of eligible pay for participants in our non-union U.S. defined contribution plan. In connection with the comprehensive review performed on the overall benefits we provide our non-union U.S. employees, we increased our maximum employer match on participants’ voluntary contributions to 3.5 percent of eligible pay for participants, effective retroactively to January 1, 2009.

Multi-Employer Pension Plans

We participate in various multi-employer pension plans in the U.S. Our pension expense for multi-employer plans totaled $45 million, $48 million, and $37 million in 2009, 2008, and 2007, respectively. The 2009 and 2008 amounts included withdrawal liabilities totaling $2 million and $8 million, respectively, related to the anticipated withdrawal from several of the plans. If, in the future, we choose to withdraw from additional plans, we would likely need to record additional withdrawal liabilities, some of which may be material.

Note 10

INCOME TAXES

The following table summarizes our income (loss) before income taxes for the years ended December 31, 2009, 2008, and 2007 (in millions):

	2009	2008(A)	2007
U.S.	$155	$(6,479)	$281
Non-U.S.	808	(422)	560

Income (loss) before income taxes	$963	$(6,901)	$841

(A)

Our 2008 U.S. and non-U.S. loss before income taxes included noncash franchise license impairment charges totaling $6,579 million and $1,046 million, respectively. For additional information about the noncash franchise license impairment charges, refer to Note 2.

The current income tax provision represents the estimated amount of income taxes paid or payable for the year, as well as changes in estimates from prior years. The deferred income tax provision (benefit) represents the change in deferred tax liabilities and assets. The following table summarizes the significant components of income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007 (in millions):

	2009	2008	2007
Current:
U.S.:
Federal	$2	$(3)	$6
State and local	3	6	13
European and Canadian	157	89	93

Total current	162	92	112

Deferred:
U.S.:
Federal(A)	52	(2,258)	100
State and local(A)	—	(267)	2
European and Canadian(A)	10	(85)	15
Rate changes	8	11	(99)

Total deferred	70	(2,599)	18

Income tax expense (benefit)	$232	$(2,507)	$130

(A)

Our 2008 U.S. federal, U.S. state and local, and European and Canadian amounts included income tax benefits of $2,302 million, $274 million, and $289 million, respectively, related to the $7.6 billion noncash franchise license impairment charges recorded during 2008. In addition, our 2008 Canadian amount included the establishment of a $184 million valuation allowance for certain of our deferred tax assets in Canada as a result of the noncash franchise license impairment charges recorded during 2008. These net income tax benefits did not impact our current or future cash taxes. For additional information about the noncash franchise license impairment charges, refer to Note 2.

Our effective tax rate was a provision of 24 percent, a benefit of 36 percent, and a provision of 15 percent for the years ended December 31, 2009, 2008, and 2007, respectively. The following table provides a reconciliation of our income tax expense (benefit) at the statutory U.S. federal rate to our actual income tax expense (benefit) for the years ended December 31, 2009, 2008, and 2007 (in millions):

	2009	2008	2007
U.S. federal statutory expense (benefit)	$337	$(2,416)	$294
U.S. state expense (benefit), net of federal benefit	6	(273)	8
Taxation of European and Canadian operations, net	(119)	(33)	(94)
Rate and law change expense (benefit), net(A) (B)	8	11	(99)
Valuation allowance change(C)	(2)	189	8
Nondeductible items	13	13	13
Revaluation of income tax obligations	(7)	4	—
Other, net	(4)	(2)	—

Total provision (benefit) for income taxes (D)	$232	$(2,507)	$130

(A)	The 2008 amount primarily relates to the deferred tax impact of merging certain of our subsidiaries.

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

The following table summarizes, by major tax jurisdiction, our tax years that remain subject to examination by taxing authorities:

Tax Jurisdiction	Years Subject to Examination
Canada	2002 – forward
Luxembourg	2004 – forward
U.S. state and local(A)	2004 – forward
Netherlands	2005 – forward
U.S. federal(A)	2007 – forward
Belgium, France, and United Kingdom	2007 – forward

(A)

For U.S. federal and state tax purposes, our net operating loss and tax credit carryforwards that were generated between the years 1993 through 2002 and 2004 through 2008 are exposed to adjustment until the year in which they are actually utilized is no longer subject to examination.

Our non-U.S. subsidiaries had $812 million in cumulative undistributed earnings as of December 31, 2009. These earnings are exclusive of amounts that would result in little or no tax under current tax laws if remitted in the future. The earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been made in our Consolidated Financial Statements. A distribution of these non-U.S. earnings in the form of dividends, or otherwise, would subject us to both U.S. federal and state income taxes, as adjusted for non-U.S. tax credits, and withholding taxes payable to the various non-U.S. countries. Determination of the amount of any unrecognized deferred income tax liability on these undistributed earnings is not practicable.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following table summarizes the significant components of our deferred tax liabilities and assets as of December 31, 2009 and 2008 (in millions):

	2009	2008
Deferred tax liabilities:
Franchise license and other intangible assets	$1,011	$890
Property, plant, and equipment	714	914

Total deferred tax liabilities	1,725	1,804

Deferred tax assets:
Net operating loss and other carryforwards	(173)	(158)
Employee and retiree benefit accruals	(732)	(956)
Alternative minimum tax and other credits	(90)	(88)
Deferred revenue	(28)	(50)
Other, net	(34)	(58)

Total deferred tax assets	(1,057)	(1,310)
Valuation allowances on deferred tax assets	334	275

Net deferred tax liabilities	1,002	769
Current deferred income tax assets	222	244
Noncurrent deferred income tax assets	—	73

Noncurrent deferred income tax liabilities	$1,224	$1,086

We recognize valuation allowances on deferred tax assets if, based on the weight of the evidence, we believe that it is more likely than not that some or all of our deferred tax assets will not be realized. We believe the majority of our deferred tax assets will be realized because of the existence of sufficient taxable income within the carryforward period available under the tax law. As of December 31, 2009 and 2008, we had valuation allowances of $334 million and $275 million, respectively. The following table summarizes the change in our valuation allowances for the years ended December 31, 2009, 2008, and 2007 (in millions):

Valuation Allowance
Balance at December 31, 2006	$113
Additions	1
Deductions	(4)

Balance at December 31, 2007	110
Additions(A)	189
Deductions(B)	(24)

Balance at December 31, 2008	275
Additions(C)	80
Deductions	(21)

Balance at December 31, 2009	$334

(A)

Amount is primarily related to the establishment of a $184 million valuation allowance for certain of our deferred tax assets in Canada as a result of the noncash franchise license impairment charges recorded during 2008.

(B)	Amount is primarily related to currency exchange rate changes.

(C)	Amount is primarily related to pension and derivative hedging activity of our Canadian operations that was recorded to AOCI, and currency exchange rate changes.

As of December 31, 2009, we had U.S. federal tax operating loss carryforwards totaling $200 million. These carryforwards are available to offset future taxable income until they expire at varying dates through 2029. We also had U.S. state operating loss carryforwards totaling $1.3 billion, which expire at varying dates through 2029 and non-U.S. loss carryforwards totaling $149 million, the majority of which do not expire. The following table summarizes the estimated amount of our U.S. state tax operating loss carryforwards that expire each year (in millions):

Years Ending December 31,	U.S. State
2010	$97
2011	65
2012	45
2013	19
2014	7
Thereafter	1,101

Total U.S. state tax operating loss carryforwards	$1,334

Note 11

SHARE-BASED COMPENSATION PLANS

We maintain share-based compensation plans that provide for the granting of non-qualified share options and restricted shares (units), some with performance or market conditions, to certain executive and management level employees. We believe that these awards better align the interests of our employees with the interests of our shareowners. Compensation expense related to our share-based payment awards totaled $81 million during the year ended December 31, 2009, and $44 million during the years ended December 31, 2008 and 2007.

Share Options

Our share options (1) are granted with exercise prices equal to or greater than the fair value of our stock on the date of grant; (2) generally vest ratably over a period of 36 months; and (3) expire 10 years from the date of grant. Approximately 1 million of our outstanding share options contain market conditions that require the market price of our common stock to increase for a defined period 25 percent for one-half of the award to vest (condition has been met as of December 31, 2009) and 50 percent for the other one-half of the award to vest (condition has not been met as of December 31, 2009). Generally, when options are exercised we issue new shares, rather than issuing treasury shares.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the share options granted during the years ended December 31, 2009, 2008, and 2007:

Grant-Date Fair Value	2009	2008	2007
Share options with service conditions	$5.15	$2.63	$9.44

Assumptions
Dividend yield(A)	1.9%	2.0%	1.0%
Expected volatility(B)	27.5%	27.5%	30.0%
Risk-free interest rate(C)	2.8%	3.2%	4.3%
Expected life(D)	6.5 years	6.5 years	7.3 years

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

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

The following table summarizes our share option activity during the years ended December 31, 2009, 2008, and 2007 (shares in thousands):

	2009		2008		2007
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	44,012	$21.76	43,075	$25.17	49,066	$24.69
Granted	2,267	18.80	5,697	9.93	2,500	25.66
Exercised(A)	(3,510)	16.65	(918)	19.50	(6,457)	19.24
Forfeited or expired	(9,090)	30.50	(3,842)	43.03	(2,034)	32.93

Outstanding at end of year	33,679	19.73	44,012	21.76	43,075	25.17

Options exercisable at end of year	26,646	20.92	35,553	23.46	36,241	25.12

(A)	The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007 was $12 million, $4 million, and $29 million, respectively.

The following table summarizes our options outstanding and our options exercisable as of December 31, 2009 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding (A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable(A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$ 9.00 to $13.50	5,011	8.84	$9.88	1,421	8.84	$9.89
13.51 to 17.00	2,934	2.10	16.14	2,931	2.09	16.14
17.01 to 21.00	7,919	4.22	19.20	5,304	1.75	19.12
21.01 to 23.00	9,366	4.08	21.99	9,364	4.08	21.99
23.01 to 25.00	5,383	3.92	23.78	5,158	3.75	23.75
25.01 to 28.00	2,765	6.24	26.15	2,167	5.80	26.24
Over 28.01	301	1.73	31.40	301	1.73	31.40

	33,679	4.78	19.73	26,646	3.70	20.92

(A)	As of December 31, 2009, the aggregate intrinsic value of options outstanding and options exercisable was $87 million and $42 million, respectively.

As of December 31, 2009, we had approximately $22 million of unrecognized compensation expense related to our unvested share options. We expect to recognize this compensation expense over a weighted average period of 1.8 years.

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

During the years ended December 31, 2009, 2008, and 2007, we granted 2.6 million, 4.2 million, and 1.4 million restricted shares (units), respectively. Approximately 1.6 million, 2.9 million, and 1.2 million of the restricted shares (units) granted in 2009, 2008, and 2007, respectively, were performance share units for which the ultimate number of shares earned will be determined at the end of a stated performance period. These performance share units are subject to the performance criteria of compounded annual growth in diluted earnings per share over the performance period, as adjusted for certain items detailed in the plan documents. The purpose of these adjustments is to ensure a consistent year-over-year comparison of the specified performance criteria.

The following table summarizes the weighted average grant-date fair values and assumptions that were used to estimate the grant-date fair values of the restricted shares (units) granted during the years ended December 31, 2009, 2008, and 2007:

Grant-date fair value	2009	2008	2007
Restricted shares (units) with service conditions	$18.72	$11.27	$23.55
Restricted shares (units) with service and market conditions	n/a	n/a	20.13
Restricted shares (units) with service and performance conditions	18.86	9.83	25.81

Assumptions
Dividend yield(A)	1.8%	2.0%	1.0%
Expected volatility(B)	27.5%	27.5%	30.0%
Risk-free interest rate(C)	2.9%	3.2%	4.3%

(A)	The dividend yield was calculated by dividing our annual dividend by our average stock price on the date of grant, taking into consideration our future expectations regarding our dividend yield.

(B)

The expected volatility was determined by using a combination of the historical volatility of our stock, the implied volatility of our exchange-traded options, and other factors, such as a comparison to our peer group.

(C)	The risk-free interest rate was based on the U.S. Treasury yield with a term equal to the expected life on the date of grant.

The following table summarizes our restricted share (unit) award activity during the years ended December 31, 2009, 2008, and 2007 (shares in thousands):

	Restricted Shares	Weighted Average Grant- Date Fair Value	Restricted Share Units	Weighted Average Grant- Date Fair Value	Performance Share Units	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2006	4,656	$20.92	1,463	$19.74	—	$—
Granted	40	20.42	166	21.04	1,220	25.81
Vested(A)	(631)	21.37	(38)	20.59	—	—
Forfeited	(253)	20.48	(60)	20.33	(2)	25.81

Outstanding at December 31, 2007	3,812	20.84	1,531	19.84	1,218	25.81
Granted	—	—	1,265	11.27	2,942	9.83
Vested(A)	(582)	20.88	(293)	20.21	(1)	25.81
Forfeited	(252)	20.65	(164)	17.86	(206)	20.15
Transferred	32	22.59	(32)	22.59	—	—

Outstanding at December 31, 2008	3,010	20.87	2,307	15.40	3,953	14.33
Granted	—	—	966	18.72	1,637	18.86
Vested(A)	(509)	23.30	(145)	18.76	(16)	14.31
Forfeited	(96)	20.44	(155)	16.70	(223)	15.43
Performance Adjustment(C)	—	—	—	—	2,773	9.97

Outstanding at December 31, 2009(B) (D)	2,405	20.38	2,973	16.25	8,124	13.72

(A)	The total fair value of restricted shares (units) that vested during the years ended December 31, 2009, 2008, and 2007 was $9 million, $16 million, and $14 million, respectively.

(B)

The target awards for our performance share units are included in the preceding table and are adjusted, as necessary, in the period that the performance condition is satisfied. The minimum, target, and maximum awards for our 2007 performance share units outstanding as of December 31, 2009 were 0.5 million, 1.0 million, and 2.1 million, respectively. Based on our current expectations, our 2007 performance share units are expected to payout at 160 percent of the target award. The minimum, target, and maximum awards for our 2009 performance share units outstanding as of December 31, 2009 were 0.8 million, 1.5 million, and 3.1 million, respectively. Based on our current expectations, our 2009 performance share units are expected to payout at 200 percent of the target award.

(C)

Based on our financial results for the performance period, the 2008 performance shares units will payout at 200 percent of the target award. The ultimate vesting of these performance share units is subject to the participant satisfying the remaining service condition of the award.

(D)

As of December 31, 2009, approximately 2.9 million of our outstanding restricted shares (units) contained market conditions, of which approximately 2.0 million had not yet satisfied their condition (weighted average target price of $27.19).

As of December 31, 2009, we had approximately $130 million in total unrecognized compensation expense related to our restricted share (unit) awards based on our current expectations for payout of our performance share units. We expect to recognize this compensation cost over a weighted average period of 2.4 years.

Shares Available for Future Grant

The following table summarizes the shares available for future grant as of December 31, 2009 that may be used to grant share options and/or restricted shares (units) (in millions):

Shares Available for Future Grant
Performance share units at target payout	14.3
Performance share units at current expected payout	9.3
Performance share units at maximum payout	8.9

Note 12

EARNINGS (LOSS) PER SHARE

We calculate our basic earnings (loss) per share by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. In periods of a net loss, we do not include participating securities in our basic loss per share calculation since our participating securities are not contractually obligated to fund losses. Our diluted earnings (loss) per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings (loss) per share. The following table summarizes our basic and diluted net earnings (loss) per common share calculations for the years ended December 31, 2009, 2008, and 2007 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	2009	2008	2007
Net income (loss)	$731	$(4,394)	$711

Basic weighted average common shares outstanding (A)	488	485	481
Effect of dilutive securities (B)	5	—	7

Diluted weighted average common shares outstanding (A)	493	485	488

Basic earnings (loss) per common share	$1.49	$(9.05)	$1.48

Diluted earnings (loss) per common share	$1.48	$(9.05)	$1.46

(A)

At December 31, 2009, 2008, and 2007, we were obligated to issue, for no additional consideration, 0.9 million, 1.0 million, and 1.3 million common shares, respectively, under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted earnings (loss) per share for each year presented.

(B)

For the years ended December 31, 2009 and 2007, outstanding options to purchase 25 million and 21 million common shares, respectively, were excluded from the diluted earnings per share calculation because the exercise price of the options was greater than the average price of our common stock. The dilutive impact of the remaining options outstanding and unvested restricted shares (units) was included in the effect of dilutive securities. For the year ended December 31, 2008, all outstanding options to purchase common shares and unvested restricted shares (units) were excluded from the calculation of diluted loss per share because their effect on our loss per common share was antidilutive.

Dividends are declared at the discretion of our Board of Directors. During 2009 and 2008, we made dividend payments on our common stock totaling $147 million and $138 million, respectively. In July 2009, we increased our quarterly dividend 14 percent to $0.08 per common share, which was paid during the third and fourth quarters of 2009. In February 2010, we intend to increase our quarterly dividend to $0.09 per common share beginning with the first quarter of 2010, subject to the approval of our Board of Directors.

Note 13

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension and other postretirement benefit plan liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested (refer to Note 10). The following table summarizes our AOCI activity for the years ended December 31, 2009, 2008, and 2007 (in millions):

	Currency Translations	Net Investment Hedges	Pension and Other Postretirement Benefit Plan Liability Adjustments(A)	Cash Flow Hedges	Other Adjustments, Net (B) (C)	Total
Balance, December 31, 2006	$592	$55	$(514)	$1	$9	$143
Pretax activity	296	(46)	271	2	(7)	516
Tax effect	—	18	(122)	(1)	3	(102)

Balance, December 31, 2007	888	27	(365)	2	5	557
Pretax activity	(673)	20	(932)	38	(6)	(1,553)
Tax effect	—	(7)	342	(6)	1	330

Balance, December 31, 2008	215	40	(955)	34	—	(666)
Pretax activity	204	—	110	(54)	4	264
Tax effect	—	—	(79)	6	(18)	(91)

Balance, December 31, 2009	$419	$40	$(924)	$(14)	$(14)	$(493)

(A)	The 2008 activity included a $12 million net of tax gain as a result of changing the measurement date for our defined benefit pension plans from September 30 to December 31.

(B)

During 2008, we realized a $3 million ($2 million net of tax) loss on our investment in certain marketable equity securities, after concluding that our unrealized loss on the investment was other-than-temporary. This loss was recorded in other nonoperating (expense) income, net on our Consolidated Statements of Operations. The aggregate related fair value of this investment was approximately $20 million as of December 31, 2009.

(C)

The 2009 activity includes the deferred tax effect of certain derivative financial instruments in Canada that will remain in AOCI until such time as we either discontinue our hedging programs, or we make the determination that some or all of our deferred tax assets in Canada will be realized. Refer to Note 10 for additional information about our tax valuation allowances.

Refer to Note 9 for additional information about our pension and other benefit liability adjustments and Note 5 for additional information about our net investment hedges.

Note 14

SHARE REPURCHASE PROGRAM

Under the 1996 and 2000 share repurchase programs, we are authorized to repurchase up to 60 million shares, of which we have repurchased a total of 27 million shares. We can repurchase shares in the open market and in privately negotiated transactions. There were no share repurchases under these programs in 2009, 2008, and 2007.

We consider market conditions and alternative uses of cash and/or debt, balance sheet ratios, and shareowner returns when evaluating share repurchases. Repurchased shares are added to treasury stock and are available for general corporate purposes, including acquisition financing and the funding of various employee benefit and compensation plans. During 2010, we plan to repurchase up to $600 million in outstanding shares under these programs, subject to economic, operating, and other factors, including acquisition opportunities.

Note 15

OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, Wal-Mart Stores, Inc. (and its affiliated companies) accounted for approximately 13 percent of our 2009 and 2008 net operating revenues, respectively, and 11 percent of our 2007 net operating revenues. No single customer accounted for more than 10 percent of our 2009, 2008, or 2007 net operating revenues in Europe.

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

Beginning in the third quarter of 2009, the mark-to-market gains/losses related to our non-designated hedges are included in our Corporate segment until such time as the underlying hedge transaction affects the earnings of an operating segment (North America or Europe). In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/losses related to the hedged transaction are reclassified from the Corporate segment into the earnings of the impacted operating segment. This treatment allows our operating segments to reflect the true economic effects of the underlying hedged transaction without experiencing the mark-to-market volatility associated with these non-designated hedges. Prior to the third quarter of 2009, out-of-year mark-to-market gains/losses related to our non-designated hedges were not material. For additional information about our non-designated hedges, refer to Note 5.

The following table summarizes selected financial information related to our operating segments for the years ended December 31, 2009, 2008, and 2007 (in millions):

	North America(A)	Europe(B)	Corporate	Consolidated
2009
Net operating revenues	$15,128	$6,517	$—	$21,645
Operating income (loss)(C) (D)	1,059	963	(495)	1,527
Interest expense, net (E)	—	—	574	574
Depreciation and amortization	711	270	62	1,043
Long-lived assets	5,346	5,401	499	11,246
Capital asset investments	579	250	87	916
2008
Net operating revenues	$15,188	$6,619	$—	$21,807
Operating (loss) income(F)	(6,721)	891	(469)	(6,299)
Interest expense, net	—	—	587	587
Depreciation and amortization	707	283	60	1,050
Long-lived assets	5,403	5,051	552	11,006
Capital asset investments	587	297	97	981
2007
Net operating revenues	$14,690	$6,246	$—	$20,936
Operating income (loss)(G)	1,129	810	(469)	1,470
Interest expense, net(H)	—	—	629	629
Depreciation and amortization	718	287	62	1,067
Long-lived assets	13,259	6,279	529	20,067
Capital asset investments	573	290	75	938

(A)

Canada contributed approximately 9 percent of North America’s net operating revenues during 2009, and approximately 10 percent during 2008 and 2007, respectively. Canada’s long-lived assets represented approximately 10 percent, 9 percent, and 13 percent of North America’s long-lived assets at December 31, 2009, 2008, and 2007, respectively.

(B)	Great Britain contributed approximately 38 percent, 41 percent, and 44 percent of Europe’s net operating revenues during 2009, 2008, and 2007, respectively.

The following items included in our reported results affected the comparability of our year-over-year segment financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability).

(C)

In 2009, our Corporate operating income included net mark-to-market gains on our non-designated hedges totaling $46 million. These gains will be reclassified into the earnings of the impacted operating segment when the underlying hedged transaction occurs. For additional information about our non-designated hedges, refer to Note 5.

(D)

In 2009, our operating income in North America, Europe, and Corporate included restructuring charges totaling $47 million, $7 million, and $60 million, respectively. For additional information about our restructuring activities, refer to Note 16.

(E)	In 2009, our interest expense, net included a $9 million loss related to the extinguishment of debt.

(F)

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

(G)

In 2007, our operating income in North America, Europe, and Corporate included restructuring charges totaling $95 million, $9 million, and $17 million, respectively. Our operating income in North America also included a $20 million gain related to the sale of land, and our Corporate operating income included $8 million related to a legal settlement accrual reversal.

(H)

In 2007, our interest expense, net included a $12 million loss related to the repurchase of certain zero coupon notes and a $5 million gain related to the interest portion of the legal settlement accrual reversal.

Note 16

RESTRUCTURING ACTIVITIES

The following table summarizes the total restructuring costs incurred, by operating segment, for the years ended December 31, 2009, 2008, and 2007 (in millions):

	2009	2008	2007
North America	$47	$76	$95
Europe	7	16	9
Corporate	60	42	17

Consolidated	$114	$134	$121

Supply Chain Initiatives and Business Optimization

During the year ended December 31, 2009, we recorded restructuring charges totaling $33 million primarily related to enhancing our supply chain and optimizing certain information technology business processes. These charges were included in SD&A expenses. As of December 31, 2009, we had commenced the closure of four production facilities and expect to close additional production facilities in North America during the remainder of this program. Under this program, we are also improving the consistency of our plant operations in North America and streamlining our European cooler services business. At this time, we are continuing to evaluate the scope of these projects and expect them to result in restructuring charges of $100 million to $150 million, of which approximately $50 million are expected to be noncash. We expect to be substantially complete with these restructuring activities by the end of 2011.

The following table summarizes these restructuring activities for the year ended December 31, 2009 (in millions):

	Severance Pay and Benefits	Accelerated Depreciation (A)	Consulting, Relocation, and Other	Total
Balance at December 31, 2008	$—	$—	$—	$—
Provision	8	15	10	33
Cash payments	(2)	—	(9)	(11)
Noncash items	—	(15)	—	(15)

Balance at December 31, 2009	$6	$—	$1	$7

(A)

Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

Business Reorganization and Process Standardization

During the years ended December 31, 2009, 2008, and 2007, we recorded restructuring charges totaling $81 million, $134 million, and $121 million, respectively, related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. These charges were included in SD&A expenses. Through this restructuring program, we (1) reorganized our U.S. operations by reducing the number of business units from six to four; (2) enhanced the standardization of our operating structure and business practices; (3) created a more efficient supply chain and order fulfillment structure; (4) improved customer service in North America through the implementation of a new selling system for smaller customers; and (5) streamlined and reduced the cost structure of back office functions in the areas of accounting and human resources. As of December 31, 2009, we had completed these restructuring activities. The cumulative cost of this program was $336 million.

The following table summarizes these restructuring activities for the years ended December 31, 2009, 2008, and 2007 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2006	$—	$—	$—
Provision	78	43	121
Cash payments	(42)	(35)	(77)
Noncash items	—	(1)	(1)

Balance at December 31, 2007	36	7	43
Provision	86	48	134
Cash payments	(62)	(49)	(111)

Balance at December 31, 2008	60	6	66
Provision	42	39	81
Cash payments	(70)	(41)	(111)

Balance at December 31, 2009	$32	$4	$36

Severance Plans

We have two established severance plans that cover all of our U.S. employees. These plans provide predefined postemployment benefits upon a qualified termination. It is not practicable for us to reasonably estimate the amount of our obligation for postemployment benefits under these plans, except for those costs accrued as part of our restructuring activities. As such, we have not recorded a liability for benefits outside the scope of our restructuring activities.

Note 17

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes our quarterly financial information for the years ended December 31, 2009 and 2008 (in millions, except per share data):

2009	First(A)	Second(B)	Third(C)	Fourth(D)	Full Year
Net operating revenues	$5,050	$5,909	$5,569	$5,117	$21,645

Gross profit	1,877	2,263	2,165	2,007	8,312

Operating income	241	549	464	273	1,527

Net income	61	313	247	110	731

Basic earnings per common share(E)	$0.13	$0.64	$0.50	$0.22	$1.49

Diluted earnings per common share(E)	$0.13	$0.64	$0.50	$0.22	$1.48

2008	First(A)	Second(B)	Third(C)	Fourth(D)	Full Year
Net operating revenues	$4,892	$5,935	$5,743	$5,237	$21,807

Gross profit	1,784	2,204	2,116	1,940	8,044

Operating income (loss)	163	(4,783)	430	(2,109)	(6,299)

Net income (loss)	8	(3,166)	214	(1,450)	(4,394)

Basic earnings (loss) per common share(E)	$0.02	$(6.52)	$0.44	$(2.99)	$(9.05)

Diluted earnings (loss) per common share(E)	$0.02	$(6.52)	$0.44	$(2.99)	$(9.05)

The following items included in our reported results affected the comparability of our year-over-year quarterly financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability).

(A)

Net income in the first quarter of 2009 included (1) a $45 million ($33 million net of tax, or $0.07 per diluted common share) charge related to restructuring activities to streamline and reduce the cost structure of our global back-office functions; (2) a $9 million ($6 million net of tax, or $0.01 per diluted common share) loss related to the extinguishment of debt; and (3) a net tax benefit totaling $3 million ($0.01 per diluted common share) related to state tax rate changes.

Net income in the first quarter of 2008 included (1) a $31 million ($22 million net of tax, or $0.04 per diluted common share) charge for restructuring activities, primarily in North America and (2) a net tax expense totaling $8 million ($0.02 per diluted common share) related to the deferred tax impact of merging certain of our subsidiaries.

(B)

Net income in the second quarter of 2009 included a $26 million ($15 million net of tax, or $0.03 per diluted common share) charge related to restructuring activities to streamline and reduce the cost structure of our global back-office functions and to support the integration and optimization of key supply chain initiatives.

Net income in the second quarter of 2008 included (1) a $5.3 billion ($3.4 billion net of tax, or $7.06 per common share) noncash franchise license impairment charge; (2) a $18 million ($11 million net of tax, or $0.02 per common share) charge for restructuring activities, primarily in North America; and (3) a $1 million benefit from various tax rate changes.

(C)

Net income in the third quarter of 2009 included (1) a $24 million ($19 million net of tax, or $0.04 per diluted common share) charge related to restructuring activities to streamline and reduce the cost structure of our global back-office functions and to support the integration and optimization of key supply chain initiatives and (2) a $17 million ($12 million net of tax, or $0.03 per diluted common share) net mark-to-market gain related to non-designated hedges associated with underlying transactions that will occur in a future period.

Net income in the third quarter of 2008 included (1) a $19 million ($8 million net of tax, or $0.01 per diluted common share) charge for restructuring activities, primarily to streamline and reduce the cost structure of our global back-office functions and (2) a $4 million ($0.01 per diluted common share) net tax expense related to tax rate changes.

(D)

Net income in the fourth quarter of 2009 included (1) a $19 million ($6 million net of tax, or $0.01 per diluted common share) charge related to restructuring activities to streamline and reduce the cost structure of our global back-office functions and to support the integration and optimization of key supply chain initiatives; (2) a $29 million ($18 million net of tax, or $0.03 per diluted common share) net mark-to-market gain related to non-designated hedges associated with underlying transactions that will occur in a future period; and (3) a net tax expense totaling $11 million ($0.02 per diluted common share) primarily due to a tax law change in France.

Net income in the fourth quarter of 2008 included (1) a $2.3 billion ($1.5 billion net of tax, or $3.12 per common share) noncash franchise license impairment charge and (2) a $66 million ($46 million net of tax, or $0.09 per common share) charge for restructuring activities, primarily in North America.

(E)

Basic and diluted net earnings (loss) per common share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted net income (loss) per share reported for the year.

Note 18

FAIR VALUE MEASUREMENTS

The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of December 31, 2009 and 2008 (in millions):

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (A)	$468	$—	$468	$—
Deferred compensation plan assets (B)	73	60	13	—
Marketable equity securities (C)	20	20	—	—
Derivative assets (D)	123	—	123	—

Total assets	$684	$80	$604	$—

Derivative liabilities (D)	$91	$—	$91	$—

	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (A)	$—	$—	$—	$—
Deferred compensation plan assets (B)	72	55	17	—
Marketable equity securities (C)	20	20	—	—
Derivative assets (D)	143	—	143	—

Total assets	$235	$75	$160	$—

Derivative liabilities (D)	$116	$—	$116	$—

(A)

We have investments in certain money market funds that hold government securities. We classify these investments as cash equivalents due to their short-term nature and the ability for them to be readily converted into known amounts of cash. The carrying value of these investments approximates fair value because of their short maturities. These investments are not publicly traded, so their fair value is determined based on the values of the underlying investments in the money market funds. Refer to Note 1.

(B)

We maintain a self-directed, non-qualified deferred compensation plan structured as a rabbi trust for certain executives and other highly compensated employees. The majority of the investment assets of the rabbi trust are valued using quoted market prices multiplied by the number of shares held in the trust. There are certain investments held in actively managed fixed income investment vehicles that are not publicly traded. These investments are valued at the net asset value per share multiplied by the number of shares held by the trust. Refer to Note 1.

(C)	Our marketable equity securities are valued using quoted market prices multiplied by the number of shares owned. Refer to Note 13.

(D)

We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk. Refer to Notes 1 and 5.

Note 19

OTHER EVENTS AND TRANSACTIONS

Hansen Distribution Agreements

In October 2008, we entered into distribution agreements with subsidiaries of Hansen Beverage Company (Hansen), the developer, marketer, seller, and distributor of Monster Energy drinks, the leading volume brand in the U.S. energy drink category. Under these agreements, we began distributing Monster beverages in certain of our U.S. territories in November 2008 and in Canada and all of our European territories in early 2009. These agreements have terms of 20 years each (including renewal periods for our agreements in Europe), and can be terminated by either party under certain circumstances, subject to a termination penalty in some cases. During the year ended December 31, 2009, we paid Hansen $80 million in conjunction with these agreements. These payments approximated the amount that Hansen was required to pay to the previous U.S. and Canadian distributors of Monster beverages to terminate the agreements Hansen had with those distributors. We have recorded the amounts paid to Hansen as distribution rights and are amortizing the amounts on a straight-line basis to SD&A expenses over the terms of the agreements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A report of management on our internal control over financial reporting as of December 31, 2009 and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in “Item 8—Financial Statements and Supplementary Data” in this report.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our directors is in our proxy statement for the annual meeting of our shareowners to be held on April 23, 2010 (our “2010 Proxy Statement”) under the heading “Governance of the Company — Current Board of Directors and Nominees for Election” and is incorporated into this report by reference.

Set forth below is information as of February 12, 2010, regarding our executive officers:

Name	Age	Principal Occupation During the Past Five Years
John F. Brock	61	Chairman and Chief Executive Officer since April 2008,
and President and Chief Executive Officer from April
2006 to April 2008. From February 2003 until
December 2005, he was Chief Executive Officer of
InBev, S.A., a global brewer.

Steven A. Cahillane	44	Executive Vice President and President, North
American Group since July 2008. He was Executive
Vice President and President, European Group from
October 2007 to July 2008. He had been Chief
Marketing Officer of InBev S.A. from August 2005 to
August 2007. In addition, he was the Chief Executive
for Interbrew UK, a division of InBev S.A., from August
2003 to August 2005.

William W. Douglas III	49	Executive Vice President and Chief Financial Officer
since April 2008. Prior to that, he was Senior Vice
President and Chief Financial Officer from June 2005
to April 2008. He was Vice President, Controller, and
Principal Accounting Officer from July 2004 to June
2005.

John R. Parker, Jr.	58	Senior Vice President, General Counsel and Strategic
Initiatives since June 2008. Prior to that, he was Senior
Vice President, Strategic Initiatives for North America
from July 2005 to June 2008. He had been President
and General Manager for the company’s Southwest
Business Unit from January 2004 to July 2005.

Hubert Patricot	50	Executive Vice President and President, European
Group since July 2008. Prior to that, he was General
Manager and Vice President of CCE Great Britain from
January 2008 to July 2008. He had been General
Manager and Vice President of CCE France from
January 2003 to January 2008.

Suzanne D. Patterson	48	Vice President, Controller, and Chief Accounting
Officer since May 2009. From February 2006 to April
2009 she was Vice President of Internal Audit. Prior to
that, she was Vice President of Internal Audit of Sun
Microsystems, Inc. from October 2004 to January
2006.

Our officers are elected annually by the Board of Directors for terms of one year or until their successors are elected and qualified, subject to removal by the Board at any time.

Information about compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, by our executive officers and directors, persons who own more than 10 percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is in our 2010 Proxy Statement under the heading “Security Ownership of Directors and Officers — Section 16(a) Beneficial Ownership Reporting Compliance,” and information about the Audit Committee and the Audit Committee Financial Expert is in our 2010 Proxy Statement under the heading “Governance of the Company — Committees of the Board — Audit Committee,” all of which is incorporated into this report by reference.

We have adopted a Code of Business Conduct for our employees and directors, including, specifically, our chief executive officer, our chief financial officer, our chief accounting officer, and our other executive officers. Our code satisfies the requirements for a “code of ethics” within the meaning of SEC rules. A copy of the code is posted on our website, http://www.cokecce.com, under “Corporate Governance.” If we amend the code or grant any waivers under the code that are applicable to our chief executive officer, our chief financial officer, or our chief accounting officer and that relate to any element of the SEC’s definition of a code of ethics, which we do not anticipate doing, we will promptly post that amendment or waiver on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information about director compensation is in our 2010 Proxy Statement under the heading “Governance of the Company — Director Compensation” and “Governance of the Company — Committees of the Board — Human Resources and Compensation Committee,” and information about executive compensation is in our 2010 Proxy Statement under the heading “Executive Compensation,” all of which is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about securities authorized for issuance under equity compensation plans is in our 2010 Proxy Statement under the heading “Equity Compensation Plan Information,” and information about ownership of our common stock by certain persons is in our 2009 Proxy Statement under the headings “Principal Shareowners” and “Security Ownership of Directors and Officers,” all of which is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information about certain transactions between us, TCCC and its affiliates, and certain other persons is in our 2010 Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Governance of the Company — Independent Directors,” and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information about the fees and services provided to us by Ernst & Young LLP is in our 2010 Proxy Statement under the heading “Matters that May be Brought before the Annual Meeting — Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The following documents are filed as a part of this report:

Report of Management.

Report of Independent Registered Public Accounting Firm on Financial Statements.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Consolidated Statements of Operations — Years Ended December 31, 2009, 2008, and 2007.

Consolidated Balance Sheets — December 31, 2009 and 2008.

Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008, and 2007.

Consolidated Statements of Shareowners’ Equity (Deficit) — Years Ended December 31, 2009, 2008, and 2007.

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

10.1	Coca-Cola Enterprises Inc. Deferred Compensation Plan for Nonemployee Directors (As Amended and Restated Effective January 1, 2008).*	Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.2	Coca-Cola Enterprises Inc. Supplemental Matched Employee Savings and Investment Plan (Amended and Restated Effective January 1, 2010).*	Filed herewith.

10.3	Coca-Cola Enterprises Inc. Executive Pension Plan (Amended and Restated Effective December 31, 2008).*	Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.4	Summary Plan Description for Coca-Cola Enterprises Inc. Executive Long-Term Disability Plan.*	Exhibit 10.18 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Exhibit Number	Description

Incorporated by Reference or Filed Herewith. Our Current,
Quarterly, and Annual Reports are filed with the Securities and
Exchange Commission under File No. 01-09300. Our
Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing.

10.5.1	Coca-Cola Enterprises Inc. Executive Severance Plan (As Amended and Restated Effective December 31, 2008).*	Exhibit 10.5.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.5.2	Form Agreement in connection with the Executive Severance Plan (As Amended and Restated Effective September 25, 2008 and December 31, 2008).*	Exhibit 10.5.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.6.1	Employment Letter Dated April 25, 2006 from Coca-Cola Enterprises Inc. to John F. Brock.*	Exhibit 10 to our Current Report on Form 8-K (Date of Report April 25, 2006).

10.6.2	Amendment to Attachment B of Employment Letter dated April 25, 2006 from Coca-Cola Enterprises Inc. to John F. Brock, Effective December 15, 2008.*	Exhibit 10.7.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.7	Employment Agreement between Hubert Patricot and Coca-Cola Enterprises Europe, Ltd., Dated January 28, 2009.	Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.8	Consulting Services Agreement between Vicki R. Palmer and Coca-Cola Enterprises Inc., Dated February 9, 2009.	Exhibit 10.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.9	Coca-Cola Enterprises Inc. 1997 Stock Option Plan.*	Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

10.10	Coca-Cola Enterprises Inc. 1999 Stock Option Plan.*	Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.11.1	Coca-Cola Enterprises Inc. 2001 Stock Option Plan (As Amended and Restated Effective April 24, 2007).*	Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.11.2	Form of Stock Option Agreement for Nonemployee Directors under the 2001 Stock Option Plan.*	Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.11.3	Form of Stock Option Agreement under the 2001 Stock Option Plan.*	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: December 13, 2004).

10.11.4	Form of Stock Option Agreement for France in connection with the 2001 Stock Option Plan and the 2001 Stock Option Plan for French Employees.*	Exhibit 10.14.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.11.5	Form of Stock Option Agreement (Senior Officer Residing in the United Kingdom) in connection with the 2001 Stock Option Plan and the 2002 United Kingdom Approved Stock Option Subplan.*	Exhibit 10.14.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.12.1	Coca-Cola Enterprises Inc. 2004 Stock Award Plan (As Amended Effective December 31, 2008).*	Exhibit 10.15.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.12.2	Form of Restricted Stock Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.4 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.12.3	Form of Stock Option Agreement for Nonemployee Directors in connection with the 2004 Stock Award Plan.*	Exhibit 99.3 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.12.4	Form of 2005 Stock Option Agreement in connection with the 2004 Stock Award Plan.*	Exhibit 99.2 to our Current Report on Form 8-K (Date of Report: April 25, 2005).

10.12.5	Form of 2006 and 2007 Stock Option Agreement (Chief Executive Officer) in connection with 2004 Stock Award Plan.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: August 3, 2006).

10.12.6	Form of 2006 and 2007 Stock Option Agreement (Senior Officers) in connection with the 2004 Stock Award Plan.*	Exhibit 10.3 to our Current Report on Form 8-K (Date of Report: August 3, 2006).

10.12.7	Form of Deferred Stock Unit Agreement for Nonemployee Directors in connection with the 2004 Stock Award Plan.*	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: October 23, 2006).

10.12.8	Form of 2006 Deferred Stock Unit Agreement (Chief Executive Officer) in connection with the 2004 Stock Award Plan.*	Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

10.12.9	Form of 2006 Deferred Stock Unit Agreement (Senior Officers) in connection with the 2004 Stock Award Plan (As Amended December 19, 2008).*	Exhibit 10.15.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.12.10	Form of Deferred Stock Unit Agreement for France in connection with the 2004 Stock Award Plan and the Rules for Deferred Stock Units in France.*	Exhibit 10.15.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.13.1	Coca-Cola Enterprises Inc. 2007 Incentive Award Plan (As Amended Effective December 31, 2008).*	Exhibit 10.16.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.13.2	Form of 2007 Stock Option Agreement (Chief Executive Officer) in connection with the 2007 Incentive Award Plan.*	Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.13.3	Form of 2007 Stock Option Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan.*	Exhibit 10.32 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.13.4	Form of Stock Option Agreement (Chief Executive Officer and Senior Officers) in connection with the 2007 Incentive Award Plan for Awards after October 29, 2008.*	Exhibit 10.16.4 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.13.5	Form of Stock Option Agreement (Senior Officer Residing in the United Kingdom) in connection with the 2007 Incentive Award Plan.*	Exhibit 10.16.5 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.13.6	Form of Deferred Stock Unit Agreement for Nonemployee Directors in connection with the 2007 Incentive Award Plan.*	Exhibit 10.35 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.13.7	Form of 2007 Restricted Stock Unit Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan (As Amended December 19, 2008).*	Exhibit 10.16.7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.13.8	Form of 2007 Restricted Stock Unit Agreement for France in connection with the 2007 Incentive Award Plan and the French Sub-Plan for Restricted Stock Units.*	Exhibit 10.16.8 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.13.9	Form of 2007 Performance Share Unit Agreement (Chief Executive Officer) in connection with the 2007 Incentive Award Plan (As Amended December 19, 2008).*	Exhibit 10.16.9 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.13.10	Form of 2007 Performance Share Unit Agreement (Senior Officers) in connection with the 2007 Incentive Award Plan (As Amended December 19, 2008).*	Exhibit 10.16.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Exhibit Number	Description

Incorporated by Reference or Filed Herewith. Our Current,
Quarterly, and Annual Reports are filed with the Securities
and Exchange Commission under File No. 01-09300. Our
Registration Statements have the file numbers noted wherever such statements are identified in the exhibit listing.

10.13.11	Form of 2007 Performance Share Unit Agreement for France in connection with the 2007 Incentive Award Plan and the French Sub-Plan for Restricted Stock Units.*	Exhibit 10.16.11 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.13.12	Form of Performance Share Unit Agreement (Chief Executive Officer and Senior Officers) in connection with the 2007 Incentive Award Plan for Awards after October 29, 2008.*	Exhibit 10.16.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.13.13	Form of Performance Share Unit Agreement (Senior Officer Residing in the United Kingdom) in connection with the 2007 Award Incentive Plan for Awards after October 29, 2008.*	Exhibit 10.16.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.17	Tax Sharing Agreement dated November 12, 1986 between Coca-Cola Enterprises and TCCC.	Exhibit 10.1 to our Registration Statement on Form S-1, No. 33-9447.

10.18	Registration Rights Agreement dated November 12, 1986 between Coca-Cola Enterprises and TCCC.	Exhibit 10.3 to our Registration Statement on Form S-1, No. 33-9447.

10.19	Registration Rights Agreement dated as of December 17, 1991 among Coca-Cola Enterprises, TCCC and certain stockholders of Johnston Coca-Cola Bottling Group named therein.	Exhibit 10 to our Current Report on Form 8-K (Date of Report: December 18, 1991).

10.20	Form of Bottle Contract.	Exhibit 10.24 to our Annual Report on Form 10-K for the fiscal year ended December 30, 1988.

10.21	Sweetener Sales Agreement — Bottler between TCCC and various Coca-Cola Enterprises bottlers, dated October 15, 2002.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2002.

10.22	Amended and Restated Can Supply Agreement between Rexam Beverage Can Company and Coca-Cola Bottlers’ Sales & Services Company LLC, effective January 1, 2006. **	Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2007.

10.23	Share Repurchase Agreement dated January 1, 1991 between TCCC and Coca-Cola Enterprises.	Exhibit 10.44 to our Annual Report on Form 10-K for the fiscal year ended December 28, 1990.

10.24	Form of Bottlers Agreement, made and entered into with effect from January 1, 2008, by and among The Coca-Cola Company, The Coca-Cola Export Corporation, and the European bottling subsidiaries of Coca-Cola Enterprises, together with letter agreement between Coca-Cola Enterprises Limited and The Coca-Cola Company dated January 1, 2008.	Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2007.

10.25	1999 – 2008 Cold Drink Equipment Purchase Partnership Program for the U.S. between Coca-Cola Enterprises and TCCC, as amended and restated January 23, 2002.**	Exhibit 10.1 to our Current Report on Form 8-K (Date of Report: January 23, 2002); Exhibit 10.1 to our Current Report on Form 8-K/A (Amendment No. 1) (Date of Report: January 23, 2002).

Exhibit Number	Description

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

Incorporated by Reference or Filed Herewith. Our Current,
Quarterly, and Annual Reports are filed with the Securities
and Exchange Commission under File No. 01-09300. Our
Registration Statements have the file numbers noted
wherever such statements are identified in the exhibit listing.

10.36	Letter Agreement dated July 13, 2004, between TCCC and Coca-Cola Enterprises terminating the Growth Initiative Program, eliminating the Special Marketing Fund program, and providing a new concentrate pricing schedule.	Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended July 2, 2004.

10.37	Letter Agreement dated July 13, 2004 between TCCC and Coca-Cola Enterprises establishing a Global Marketing Fund.	Exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.38	Undertaking from Bottling Holdings (Luxembourg) to the European Commission, dated October 19, 2004, relating to various commercial practices that had been under investigation by the European Commission.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: October 19, 2004).

10.39	Final Undertaking from Bottling Holdings (Luxembourg) adopted by European Commission on June 22, 2005.	Exhibit 99.1 to our Current Report on Form 8-K (Date of Report: June 22, 2005).

10.40	Focus and Commitment Letter dated August 29, 2007 between Coca-Cola Enterprises and TCCC, Coca-Cola North America Division.	Exhibit 10.02 to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2007.

12	Statement re: computation of ratios.	Filed herewith.

21	Subsidiaries of the Registrant.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

24	Powers of Attorney.	Filed herewith.

31.1	Certification by John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, pursuant to §302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification by John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises, pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification by William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises, pursuant to §906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

**	The filer has requested confidential treatment with respect to portions of this document.

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

Date: February 12, 2010

Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN F. BROCK (John F. Brock)	Chairman and Chief Executive Officer	February 12, 2010

/s/ WILLIAM W. DOUGLAS III (William W. Douglas III)	Executive Vice President and Chief Financial Officer (principal financial officer)	February 12, 2010

/s/ Suzanne D. Patterson (Suzanne D. Patterson)	Vice President, Controller, and Chief Accounting Officer (principal accounting officer)	February 12, 2010

* (Fernando Aguirre)	Director	February 12, 2010

* (Calvin Darden)	Director	February 12, 2010

* (Irial Finan)	Director	February 12, 2010

* (Marvin J. Herb)	Director	February 12, 2010

* (L. Phillip Humann)	Director	February 12, 2010

* (John Hunter)	Director	February 12, 2010

* (Orrin H. Ingram II)	Director	February 12, 2010

* (Donna A. James)	Director	February 12, 2010

Signature	Title	Date

* (Thomas H. Johnson)	Director	February 12, 2010

* (Suzanne B. Labarge)	Director	February 12, 2010

* (Véronique Morali)	Director	February 12, 2010

* (Curtis R. Welling)	Director	February 12, 2010

*By:	/S/ JOHN R. PARKER, JR
John R. Parker, Jr
Attorney-in-Fact