Form 10-Q
period 2010-04-02
COCA COLA ENTERPRISES INC
filed 2010-04-29
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2010

or

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

500,426,714 Shares of $1 Par Value Common Stock as of April 2, 2010

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED APRIL 2, 2010

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Three Months Ended
	April 2, 2010	April 3, 2009
Net operating revenues	$4,968	$5,050
Cost of sales	3,047	3,173

Gross profit	1,921	1,877
Selling, delivery, and administrative expenses	1,647	1,636

Operating income	274	241
Interest expense, net	137	156
Other nonoperating income, net	3	1

Income before income taxes	140	86
Income tax expense	34	25

Net income	$106	$61

Basic earnings per common share	$0.21	$0.13

Diluted earnings per common share	$0.21	$0.13

Dividends declared per common share	$0.09	$0.07

Basic weighted average common shares outstanding	494	486

Diluted weighted average common shares outstanding	504	488

Income (expense) amounts from transactions with The Coca-Cola Company – Note 5:
Net operating revenues	$124	$137
Cost of sales	(1,406)	(1,528)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	April 2, 2010	December 31, 2009
ASSETS
Current:
Cash and cash equivalents	$972	$1,036
Trade accounts receivable, less allowances of $53 and $55, respectively	2,545	2,448
Amounts receivable from The Coca-Cola Company	190	205
Inventories	974	874
Current deferred income tax assets	156	222
Prepaid expenses and other current assets	353	385

Total current assets	5,190	5,170
Property, plant, and equipment, net	6,020	6,276
Goodwill	604	604
Franchise license intangible assets, net	3,287	3,491
Other noncurrent assets, net	913	875

Total assets	$16,014	$16,416

LIABILITIES
Current:
Accounts payable and accrued expenses	$2,887	$3,273
Amounts payable to The Coca-Cola Company	460	378
Deferred cash receipts from The Coca-Cola Company	43	51
Current portion of debt	880	886

Total current liabilities	4,270	4,588
Debt, less current portion	7,843	7,891
Other long-term obligations	1,842	1,831
Noncurrent deferred income tax liabilities	1,095	1,224

Total liabilities	15,050	15,534

EQUITY
Shareowners’ equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 508,046,332 and 498,901,459 shares, respectively	508	499
Additional paid-in capital	3,633	3,414
Accumulated deficit	(2,392)	(2,449)
Accumulated other comprehensive loss	(688)	(493)
Common stock in treasury, at cost – 7,619,618 and 7,573,718 shares, respectively	(113)	(112)

Total shareowners’ equity	948	859
Noncontrolling interest	16	23

Total equity	964	882

Total liabilities and equity	$16,014	$16,416

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Three Months Ended
	April 2, 2010	April 3, 2009
Cash Flows From Operating Activities:
Net income	$106	$61
Adjustments to reconcile net income to net cash (used in) derived from operating activities:
Depreciation and amortization	258	254
Share-based compensation expense	20	14
Deferred funding income from The Coca-Cola Company, net of cash received	(8)	(7)
Pension and other postretirement expense greater (less) than contributions	3	(80)
Net changes in assets and liabilities	(421)	(135)

Net cash (used in) derived from operating activities	(42)	107

Cash Flows From Investing Activities:
Capital asset investments	(179)	(190)
Capital asset disposals	16	1
Acquisition of distribution rights	0	(71)
Other investing activities	0	1

Net cash used in investing activities	(163)	(259)

Cash Flows From Financing Activities:
Change in commercial paper, net	11	(174)
Issuances of debt	0	772
Payments on debt	(5)	(633)
Dividend payments on common stock	(45)	(34)
Exercise of employee share options	184	0
Excess tax benefits on share-based payments	17	0

Net cash derived from (used in) financing activities	162	(69)

Net effect of exchange rate changes on cash and cash equivalents	(21)	(3)

Net Change In Cash and Cash Equivalents	(64)	(224)
Cash and Cash Equivalents At Beginning of Period	1,036	722

Cash and Cash Equivalents At End of Period	$972	$498

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

NOTE 1 – BUSINESS AND REPORTING POLICIES

Business

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our,” or “us”) is a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through license territories in 46 states in the United States (U.S.), the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and the 10 provinces of Canada (collectively referred to as North America). We are also the sole licensed bottler for products of The Coca-Cola Company (TCCC) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as Europe).

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

Sales of our products tend to be seasonal, with the second and third calendar quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the three months ended April 2, 2010 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2010.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. This Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying Notes in our Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K). For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. The following table summarizes the number of selling days for the periods presented (based on a standard five-day selling week):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
2010	66	65	65	65	261
2009	67	65	65	64	261

Change	(1)	0	0	1	0

We consolidate several entities that have noncontrolling interests, including certain manufacturing and purchasing cooperatives in which we participate. Noncontrolling interests related to these entities totaled $16 million and $23 million as of April 2, 2010 and April 3, 2009, respectively. These amounts have been classified as noncontrolling interest on our Condensed Consolidated Balance Sheets. The amount of net income (expense) attributable to the noncontrolling interest in these entities totaled less than $5 million during each of the three months ended April 2, 2010 and April 3, 2009. Due to the insignificance of these amounts and the fact that the classification has no impact on our earnings per common share, we have included these amounts in other nonoperating income (expense), net on our Condensed Consolidated Statements of Operations.

COCA-COLA ENTERPRISES INC.

NOTE 2 – MERGER AGREEMENTS WITH TCCC

On February 25, 2010, we entered into agreements with TCCC under which:

•

TCCC will acquire CCE through a merger (the “Merger”) of a newly created TCCC subsidiary with and into CCE, with CCE continuing as the surviving corporation and a wholly-owned subsidiary of TCCC. At the time of the Merger, CCE will consist of the North American operations of CCE and will have $8.88 billion (book value) of indebtedness. Following the Merger, CCE, as a subsidiary of TCCC, will also continue to own and be liable for substantially all of the assets and liabilities of the North American operations, including CCE’s accumulated benefit obligations. The Merger agreement contains a provision for an adjustment payment between the parties based upon the working capital of CCE’s North American business as of the effective date of the Merger;

•

Immediately prior to the Merger, CCE will separate its European operations and transfer those businesses along with Coca-Cola Enterprises (Canada) Bottling Finance Company to a new legal entity, International CCE Inc. (New CCE). Concurrently with the Merger, New CCE will acquire TCCC’s bottling operations in Norway and Sweden pursuant to the Share Purchase Agreement dated as of March 20, 2010 (the “Norway-Sweden SPA”), for a purchase price of $822 million. The Norway-Sweden SPA contains provisions for adjustment payments between the parties based upon the working capital of the Norway-Sweden business as of the effective date of the Merger and the adjusted EBITDA (as defined) of the Norway-Sweden business for the twelve months ended December 31, 2010;

•

In the Merger, (i) each outstanding share of common stock of CCE, other than shares held by TCCC or any of its subsidiaries or with respect to which appraisal rights have been properly exercised and perfected under Delaware law, will be converted into the right to receive 1.000 share of New CCE common stock and cash consideration of $10.00, and (ii) TCCC, which currently owns 34 percent of the outstanding shares of CCE, will become the owner of all of the shares of CCE common stock; and

•	Following the Merger, New CCE will be renamed Coca-Cola Enterprises, Inc. and its stock is expected to be listed for trading on the New York Stock Exchange under the symbol “CCE.”

The consummation of the transaction is subject to various conditions, including obtaining the approval of 66 2/3 percent of CCE’s shareowners, a majority vote of CCE’s shareowners other than TCCC and its affiliates, subsidiaries, or any of CCE’s or TCCC’s directors and executive officers, the absence of legal prohibitions and the receipt of requisite regulatory approvals, the absence of pending actions by any governmental entity that would prevent the consummation of the transaction, the receipt and continuing validity of a private letter ruling requested of the U.S. Internal Revenue Service by CCE that is satisfactory to CCE and TCCC, the consummation of the Norway-Sweden acquisition substantially concurrently with the consummation of the transaction and there being no material adverse effect (as defined in the Merger agreement) on CCE’s North American business. The consummation of the Norway-Sweden acquisition is subject to various conditions, including the receipt of requisite regulatory approvals and the concurrent consummation of the Merger. The agreement also includes customary covenants, as well as a non-compete covenant with respect to New CCE and the right of New CCE to acquire TCCC’s interest in TCCC’s German bottling operations for fair value between 18 and 36 months after the date of the Merger, on terms to be agreed.

Under the Merger agreement, New CCE has agreed to indemnify TCCC for liabilities, including but not limited to, resulting from the failure of representations and warranties, or the breach of any covenant, of CCE or New CCE prior to the effective time of the Merger as set forth in the agreement. In accordance with the Merger

COCA-COLA ENTERPRISES INC.

agreement, if the losses exceed $200 million, then New CCE must pay up to $250 million of losses in excess of the $200 million (other than losses related to tax matters, in respect of which New CCE is liable for all losses). If New CCE cannot pay the amount it is required to pay to indemnify the other party, the other party can pursue claims against New CCE as an unsecured general creditor of New CCE. New CCE may also have to pay special damages of up to $200 million under certain circumstances. If CCE or New CCE intentionally and recklessly disregards its obligations under the Merger agreement or fails to cure any breach of a covenant, then TCCC may seek special damages which are not capped against CCE or New CCE which could include exemplary, punitive, consequential incidental, indirect or special damages or lost profits. In addition, under the tax sharing agreement among CCE, New CCE and TCCC, New CCE will indemnify TCCC and its affiliates from and against certain taxes the responsibility for which the parties have specifically agreed to allocate to New CCE, as well as any taxes and losses by reason of or arising from certain breaches by New CCE of representations, covenants, or obligations under the Merger agreement or the tax sharing agreement and, in certain situations, New CCE will pay to TCCC (i) an amount equal to a portion of the transfer taxes incurred in connection with the separation; (ii) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by New CCE in connection with the conduct of its business or outside the ordinary course of business or that are otherwise inconsistent with past practice; (iii) the difference (if any) between the amount of certain tax benefits intended to be available to CCE following the separation and the amount of such benefits actually available to CCE as determined for U.S. federal income tax purposes.

The agreement contains specified termination rights for both CCE and TCCC, including that upon termination under specified circumstances, CCE would be required to pay TCCC a termination fee of $200 million, and TCCC would be required to pay CCE an amount equal to twice the amount of CCE’s actual out of pocket expenses related to the transaction not to exceed $100 million. During the first quarter of 2010, we incurred expenses totaling $17 million related to the transaction and expect to incur total expenses of approximately $100 million. These expenses are included in selling, delivery, and administrative (SD&A) expenses on our Condensed Consolidated Statements of Operations.

We have been named in a number of lawsuits relating to this transaction. For additional information about these lawsuits, refer to Note 8.

New CCE intends to finance the Norway-Sweden acquisition and the cash consideration in the Merger using a combination of existing cash, payments to be made to New CCE by TCCC at the effective time of the Merger, and debt financing obtained in either the public or private markets. New CCE will also seek a committed credit facility with a line of credit to provide for New CCE’s working capital needs and for general corporate purposes after the Merger. After the separation, New CCE will no longer benefit from any financing arrangements with, or cash advances from, CCE.

NOTE 3 – INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of April 2, 2010 and December 31, 2009 (in millions):

	April 2, 2010	December 31, 2009
Finished goods	$693	$600
Raw materials and supplies	281	274

Total inventories	$974	$874

COCA-COLA ENTERPRISES INC.

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of April 2, 2010 and December 31, 2009 (in millions):

	April 2, 2010	December 31, 2009
Land	$469	$490
Building and improvements	2,664	2,677
Machinery, equipment, and containers	3,612	3,636
Cold drink equipment	5,404	5,403
Vehicle fleet	1,591	1,615
Furniture, office equipment, and software	837	825

Property, plant, and equipment	14,577	14,646
Less: Accumulated depreciation and amortization	(8,730)	(8,638)

	5,847	6,008
Construction in process	173	268

Property, plant, and equipment, net	$6,020	$6,276

NOTE 5 – RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 34 percent of our outstanding shares as of April 2, 2010. From time to time, the terms and conditions of programs with TCCC are modified. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the three months ended April 2, 2010 and April 3, 2009 (in millions):

	Three Months Ended
	2010	2009
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$78	$85
Dispensing equipment repair services	20	23
Packaging material sales (preforms)	13	19
Other transactions	13	10

Total	$124	$137

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,115)	$(1,121)
Purchases of sweeteners	(75)	(100)
Purchases of finished products	(314)	(396)
Marketing support funding earned	90	82
Cold drink equipment placement funding earned	8	7

Total	$(1,406)	$(1,528)

COCA-COLA ENTERPRISES INC.

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

Effective January 1, 2009, we and TCCC agreed to (1) implement an incidence-based concentrate pricing model in the U.S. that better aligns system interests among all packages and channels, and (2) net a significant portion of our funding from TCCC, as well as certain other arrangements with TCCC related to the purchase of concentrate, against the price we pay TCCC for concentrate. We and TCCC agreed to continue our incidence-based model in the U.S. during 2010 at a rate that is consistent with the 2009 rate. In conjunction with the continuation, we agreed with TCCC to reinvest into the business certain amounts that will be determined based on our performance relative to our 2010 U.S. annual business plan. The type of investments is still to be determined, but we believe the reinvestment of these amounts is important for the long-term growth and health of our business.

For information about the Merger agreement between us and TCCC, refer to Note 2.

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

COCA-COLA ENTERPRISES INC.

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

During 2009, certain previously placed equipment did not generate sufficient sales volume, on average, of TCCC products to meet the minimum requirements. As such, we were required to move certain previously placed equipment to ensure our performance under the Jumpstart Programs. In April 2010, we and TCCC determined we are now in compliance with the minimum volume requirements for this equipment.

We are unable to quantify the maximum potential amount of future payments required under our obligation to relocate previously placed equipment because the dates and costs to relocate equipment in the future are not determinable. As of April 2, 2010, our liability for the estimated future costs of relocating equipment that has not met the minimum sales volume was approximately $19 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain, if we are required to act upon our obligations under the Jumpstart Programs.

We purchase products of TCCC in the ordinary course of business to achieve the minimum required sales volume of TCCC products. We are unable to quantify the amount of these future purchases because we will purchase products at various costs, quantities, and mix in the future.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks we seek to manage through the use of derivative financial instruments include interest rate risk, currency exchange risk, and commodity price risk. All derivative financial instruments are recorded at fair value on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedge”). Changes in the fair value of these non-designated hedges are recognized in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintained strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk, and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.

COCA-COLA ENTERPRISES INC.

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in our Condensed Consolidated Balance Sheets as of April 2, 2010 and December 31, 2009 (in millions):

	Balance Sheets Location	April 2, 2010	December 31, 2009
Assets:
Derivatives designated as hedging instruments:
Interest rate swap agreements ( A)	Prepaid expenses and other current assets	$18	$21
Interest rate swap agreements	Other noncurrent assets, net	21	20
Non-U.S. currency contracts (B )	Prepaid expenses and other current assets	9	13
Commodity contracts	Prepaid expenses and other current assets	4	6

Total		52	60

Derivatives not designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	25	63

Total Assets		$77	$123

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swap agreements (A )	Accounts payable and accrued expenses	$5	$3
Interest rate swap agreements	Other long-term obligations	7	8
Non-U.S. currency contracts (B )	Accounts payable and accrued expenses	26	15
Non-U.S. currency contracts	Other long-term obligations	54	64

Total		92	90

Derivatives not designated as hedging instruments:
Commodity contracts	Accounts payable and accrued expenses	0	1

Total Liabilities		$92	$91

(A )	Amounts include the gross interest receivable or payable on our interest rate swap agreements.
(B )	Amounts include the gross interest receivable or payable on our cross-currency swap agreements.

Fair Value Hedges

We utilize certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized immediately in interest expense, net on our Condensed Consolidated Statements of Operations. The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of April 2, 2010 and December 31, 2009:

	April 2, 2010		December 31, 2009
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Fixed-to-floating interest rate swap	EUR 300 million	November 2010	EUR 300 million	November 2010
Fixed-to-floating interest rate swap	USD 300 million	August 2013	USD 300 million	August 2013

The following table summarizes the effect of our derivative financial instruments designated as fair value hedges on our Condensed Consolidated Statements of Operations for the three months ended April 2, 2010 and April 3, 2009 (in millions):

		Three Months Ended
Fair Value Hedging Instruments (A)	Statements of Operations Location	2010	2009
Interest rate swap agreements	Interest expense, net	$(2)	$0
Fixed-rate debt	Interest expense, net	2	0

(A)	The amount of ineffectiveness associated with these hedges was not material.

COCA-COLA ENTERPRISES INC.

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency, interest rate, and commodity price fluctuations associated with certain forecasted transactions, including our purchases of raw materials and services denominated in non-functional currencies, interest payments on our floating-rate debt issuances, vehicle fuel purchases, aluminum purchases, the receipt of interest and principal on intercompany loans denominated in a non-U.S. currency, and the payment of interest and principal on debt issuances in non-functional currencies. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income (AOCI) on our Condensed Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of April 2, 2010 and December 31, 2009 (all contracts denominated in a non-U.S. currency have been converted into USD using the period end spot rate):

	April 2, 2010		December 31, 2009
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Floating-to-fixed interest rate swap	USD 275 million	May 2011	USD 275 million	May 2011
Non-U.S. currency hedges	USD 1.2 billion	March 2013	USD 1.3 billion	March 2013
Commodity hedges (A)	USD 20 million	June 2010	USD 36 million	June 2010

(A)	Commodity hedges relate to our purchases of vehicle fuel.

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Operations for the three months ended April 2, 2010 and April 3, 2009 (in millions):

		Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
		Three Months Ended
Cash Flow Hedging Instruments (A)		2010	2009
Non-U.S. currency contracts		$(12)	$6
Commodity contracts		1	(1)

Total		$(11)	$5

		Amount of Gain (Loss) Reclassified from AOCI into Earnings (B)
		Three Months Ended
Cash Flow Hedging Instruments	Statements of Operations Location	2010	2009
Non-U.S. currency contracts	Cost of sales	$(3)	$12
Non-U.S. currency contracts	Other nonoperating income, net	3	13
Commodity contracts	Cost of sales	2	n/a
Commodity contracts	Selling, delivery, and administrative expenses	1	(12)

Total		$3	$13

(A)	The amount of ineffectiveness associated with these hedges was not material.

COCA-COLA ENTERPRISES INC.

(B )

Over the next 12 months, deferred losses totaling $19 million are expected to be reclassified from AOCI into the expense line item of our Condensed Consolidated Statements of Operations that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

Economic (Non-designated) Hedges

We periodically enter into derivative instruments that are designed to hedge various risks, but are not designated as hedging instruments. These hedged risks include those related to currency and commodity price fluctuations associated with certain forecasted transactions, including our purchases of raw materials in non-functional currencies, vehicle fuel, aluminum, and natural gas. We also enter into other short-term non-designated hedges used to mitigate the currency risk on several non-functional currency intercompany and third party loans.

Due to the increased volatility in commodity prices and tightness of the capital and credit markets, certain of our suppliers have restricted our ability to hedge prices through supplier agreements. As a result, we have expanded, and expect to continue to expand, our non-designated commodity hedging programs.

The following table summarizes our outstanding economic hedges as of April 2, 2010 and December 31, 2009:

	April 2, 2010		December 31, 2009
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 54 million	December 2010	USD 11 million	December 2010
Commodity hedges (A)	USD 150 million	December 2010	USD 323 million	December 2010

(A)	Commodity hedges relate to our purchases of vehicle fuel, aluminum, and natural gas.

Each reporting period, changes in the fair value of our economic hedges are recognized in the expense line item on our Condensed Consolidated Statements of Operations that is consistent with the nature of the hedged risk. The following table summarizes the effect of our derivative financial instruments not designated in specified hedging arrangements on our Condensed Consolidated Statements of Operations for the three months ended April 2, 2010 and April 3, 2009 (in millions):

	Three Months Ended
Statements of Operations Location	2010	2009
Cost of sales	$1	$(2)
Selling, delivery, and administrative expenses	2	(4)
Interest expense, net	0	(3)
Other nonoperating income, net	(1)	(1)

Total	$2	$(10)

Beginning in the third quarter of 2009, mark-to-market gains/losses related to our non-designated hedges were included in our Corporate segment operating results (refer to Note 14) until such time as the underlying hedge transaction affects the earnings of an operating segment (North America or Europe). In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/losses related to the hedged transaction are reclassified from the Corporate segment into the earnings of the impacted operating segment. This treatment allows our operating segments to reflect the true economic effects of the non-designated hedge on the underlying hedged transaction in the period the hedged transaction occurs without experiencing the mark-to-market volatility associated with these hedges. Prior to the third quarter of 2009, out-of-year mark-to-market gains/losses related to our non-designated hedges were not material.

As of April 2, 2010, our Corporate segment included net mark-to-market gains on our non-designated hedges totaling $46 million, which included $42 million in cost of sales and $4 million in SD&A expenses. These amounts are included in our consolidated results and will be reclassified into the earnings of the impacted operating segment when the underlying hedged transaction occurs. For additional information about our segment reporting, refer to Note 14.

COCA-COLA ENTERPRISES INC.

NOTE 7 – DEBT

The following table summarizes our debt as of April 2, 2010 and December 31, 2009 (in millions):

	April 2, 2010		December 31, 2009
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
Canadian dollar commercial paper	$156	0.3%	$141	0.3%
U.S. dollar notes due 2010-2037	3,287	5.0	3,287	5.0
Euro notes due 2010	447	1.0	477	1.1
U.K. pound sterling notes due 2016-2021	519	6.5	552	6.5
Swiss franc note due 2013	189	4.4	193	4.4
U.S. dollar debentures due 2012-2098	3,768	7.4	3,768	7.4
U.S. dollar zero coupon notes due 2020 (B)	212	8.4	207	8.4
Capital lease obligations( C)	113	—	120	—
Other debt obligations	32	—	32	—

Total debt( D) ( E)	8,723		8,777

Less: current portion of debt	880		886

Debt, less current portion	$7,843		$7,891

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.
(B )	These amounts are shown net of unamortized discounts of $276 million and $281 million as of April 2, 2010 and December 31, 2009, respectively.
(C )	These amounts represent the present value of our minimum capital lease payments as of April 2, 2010 and December 31, 2009, respectively.
(D )	At April 2, 2010, approximately $834 million of our outstanding debt was issued by our subsidiaries and guaranteed by CCE.
(E )

The total fair value of our debt was $9.9 billion and $9.7 billion at April 2, 2010 and December 31, 2009, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through a variety of valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency public credit facility with a syndicate of 17 banks. At April 2, 2010, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report.

We also have uncommitted amounts available under a public debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

COCA-COLA ENTERPRISES INC.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of April 2, 2010. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

In North America, we guarantee repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts of affiliate debt outstanding under these guarantees as of April 2, 2010 and December 31, 2009 (in millions):

		Guaranteed		Outstanding
Category	Maturity	2010	2009	2010	2009
Manufacturing cooperative	Various through 2015	$239	$239	$173	$177
Vending partnership	July 2013	13	13	9	10

		$252	$252	$182	$187

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

Variable Interest Entities

We have identified the manufacturing cooperatives and the purchasing cooperative in which we participate as variable interest entities (VIEs). Our variable interests in these cooperatives include an equity investment in each of the entities and certain debt guarantees. We consolidate the assets, liabilities, and results of operations of all VIEs for which we have determined we are the primary beneficiary. In June 2009, the Financial Accounting Standards Board issued revised guidance on the consolidation of VIEs. The revised guidance replaces the quantitative-based risks and rewards calculation for determining the primary beneficiary of a VIE with a qualitative approach that focuses on identifying which enterprise has a controlling financial interest in a VIE. The primary beneficiary of a VIE has both the: (1) power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) obligation to absorb losses or the right to receive benefits from the VIE. Additionally, the revised guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures. This guidance was effective for us on January 1, 2010. As a result of this guidance, we deconsolidated two entities from our consolidated financial results. The deconsolidation of these entities resulted in a $4 million adjustment to accumulated deficit and did not have a material impact on our Condensed Consolidated Financial Statements.

Legal Contingencies

In connection with the agreements entered into between us and TCCC on February 25, 2010, three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, and five putative class action lawsuits were filed in Delaware Chancery Court between the announcement date and the present. The lawsuits are all similar and assert claims on behalf of our shareholders for various breaches of fiduciary duty in connection with

COCA-COLA ENTERPRISES INC.

the agreement. The lawsuits name us, our board of directors, and TCCC as defendants. Plaintiffs in each case seek to enjoin the transaction, to declare the deal void and rescind the transaction if it is consummated, to require disgorgement of all profits the defendants receive from the transaction, and to recover damages, attorneys’ fees, and litigation expenses. The Georgia cases were consolidated by orders entered March 25, 2010 and April 9, 2010, and the Delaware cases were consolidated on March 16, 2010. We believe the cases to be without merit and intend to defend them vigorously. For additional information about the Merger agreement between us and TCCC, refer to Note 2.

During early 2008, the United Kingdom’s Office of Fair Trading (OFT) commenced an investigation in connection with the four largest grocery retailers in the United Kingdom, as well as a large number of their suppliers, including us, regarding alleged involvement in the coordination of retail prices among retailers. As part of the investigation, the OFT sent us a request for information, and we provided the requested information to the OFT for their inspection. The first inspection of data occurred in October 2008. The OFT completed their initial evidence review in November 2009. In February 2010, we met with the OFT to discuss the scope of the investigation and next steps. The OFT advised us that it had reasonable grounds for suspecting an infringement by us; however based on current evidence it has not formed a “belief” that an infringement has occurred. The OFT has requested additional information from us and certain of our retail customers, but has not reached a decision regarding our alleged involvement in the coordination of retail prices. Because the investigation is still in its early stages, it is not possible for us to predict the ultimate outcome of this matter at this time.

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

Environmental

At April 2, 2010, there was one U.S. state Superfund site for which our and our bottling subsidiaries’ involvement or liability as a potentially responsible party (PRP) was unresolved. We believe any ultimate liability under this PRP designation will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 44 other U.S. federal and 12 other U.S. state Superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

In 2005, Delaware taxing authorities initiated an unclaimed property audit for the period covering 1986 (our inception) through 2004. In February 2010, we received notice from the Delaware taxing authorities that they believed we had not appropriately remitted unclaimed property for a portion of their audit. Prior to receiving this notice, we believed our exposure for this portion of their audit was minimal. After extensive discussions with the Delaware taxing authorities, we entered into a settlement agreement with them for this portion of their audit during the first quarter of 2010, which resulted in a $12 million charge. We are continuing to work with the Delaware taxing authorities on the remaining portions of their audit and believe we have adequately provided for any assessments that could result.

COCA-COLA ENTERPRISES INC.

Letters of Credit

At April 2, 2010, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $300 million. These outstanding letters of credit reduce the availability under our $2.5 billion multi-currency credit facility (refer to Note 7).

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

NOTE 9 – EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three months ended April 2, 2010 and April 3, 2009 (in millions):

	Three Months Ended
	2010	2009
Components of net periodic benefit costs:
Service cost	$35	$32
Interest cost	53	51
Expected return on plan assets	(64)	(57)
Amortization of prior service cost	(3)	2
Amortization of actuarial loss	21	13
Settlements	0	9

Net periodic benefit cost	$42	$50

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all of our U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three months ended April 2, 2010 and April 3, 2009 (in millions):

	Three Months Ended
	2010	2009
Components of net periodic benefit costs:
Service cost	$2	$3
Interest cost	5	5
Amortization of prior service credit	(2)	(3)

Net periodic benefit cost	$5	$5

COCA-COLA ENTERPRISES INC.

Contributions

Contributions to our pension and other postretirement benefit plans totaled $44 million and $135 million during the three months ended April 2, 2010 and April 3, 2009, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2010, as well as our actual contributions for the year ended December 31, 2009 (in millions):

	Projected(A) 2010	Actual(A) 2009
Pension - U.S.	$15	$322
Pension - non-U.S.	80	152
Other Postretirement	20	20

Total contributions	$115	$494

(A)

These amounts represent only company-paid contributions. During 2010, we do not expect to make any contributions to our U.S. qualified pension plans due to the pending transaction with TCCC (refer to Note 2). During 2009, our contributions were substantially higher than contributions projected for 2010 as a result of the significant decline in the funded status of our defined benefit pension plan during 2008. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 10 – INCOME TAXES

Our effective tax rate was approximately 24 percent and 29 percent for the three months ended April 2, 2010 and April 3, 2009, respectively. The following table provides a reconciliation of the income tax expense at the statutory U.S. federal rate to our actual income tax expense for the three months ended April 2, 2010 and April 3, 2009 (in millions):

	Three Months Ended
	2010	2009
U.S. federal statutory expense	$49	$30
U.S. state expense, net of federal benefit	1	1
Taxation of European and Canadian operations, net	(17)	(12)
Valuation allowance change	(2)	10
Rate and law change expense (benefit), net (A)	6	(3)
Other, net	(3)	(1)

Total provision for income taxes	$34	$25

(A)	The 2010 amount represents the deferred tax impact of changes made to the tax deductibility of Medicare Part D subsidies as part of the recently enacted health care legislation.

NOTE 11 – EARNINGS PER SHARE

We calculate our basic earnings per share by dividing net income by the weighted average number of common shares and participating securities outstanding during the period. In periods of a net loss, we do not include participating securities in our basic earnings per share calculation since our participating securities are not contractually obligated to fund losses. Our diluted earnings per share are calculated in a similar manner, but include the effect of dilutive securities. To the extent these securities are antidilutive, they are excluded from the calculation of diluted earnings per share.

COCA-COLA ENTERPRISES INC.

The following table summarizes our basic and diluted earnings per share calculations for the three months ended April 2, 2010 and April 3, 2009 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended
	2010	2009
Net income	$106	$61

Basic weighted average common shares outstanding (A)	494	486
Effect of dilutive securities (B)	10	2

Diluted weighted average common shares outstanding (A)	504	488

Basic earnings per common share	$0.21	$0.13

Diluted earnings per common share	$0.21	$0.13

(A)

At April 2, 2010 and April 3, 2009, we were obligated to issue, for no additional consideration, 0.9 million common shares under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share for each period presented.

(B )

Options to purchase 24 million and 41 million common shares were outstanding as of April 2, 2010 and April 3, 2009, respectively. Of these amounts, options to purchase 8 million and 40 million common shares for the three months ended April 2, 2010 and April 3, 2009, respectively, were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the three months ended April 2, 2010, we issued an aggregate of 9 million shares of common stock from the exercise of share options with a total intrinsic value of $53 million.

Dividend payments on our common stock totaled $45 million and $34 million during the three months ended April 2, 2010 and April 3, 2009, respectively. In February 2010, our Board of Directors approved a $0.01 increase in our quarterly dividend from $0.08 to $0.09 beginning in the first quarter of 2010.

In connection with the transaction described in Note 2, the Compensation Committee of the Board of Directors approved a modification of certain share-based payment awards contingent upon a “change of control.” These awards were modified to ensure that the share-based payment awards held by our employees were fairly converted upon the closing of the transaction with TCCC. The modification of these awards did not result in a material change in the expected share-based compensation for these awards. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 12 – COMPREHENSIVE (LOSS) INCOME

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

COCA-COLA ENTERPRISES INC.

The following table summarizes our comprehensive (loss) income for the three months ended April 2, 2010 and April 3, 2009 (in millions):

	Three Months Ended
	2010	2009
Net income	$106	$61
Currency translations	(183)	(14)
Net investment hedges, net of tax	0	12
Pension and other postretirement benefit plan liability adjustments, net of tax	6	(8)
Cash flow hedges, net of tax	(14)	(8)
Other adjustments, net of tax	(4)	2

Net comprehensive loss adjustments, net of tax	(195)	(16)

Comprehensive (loss) income	$(89)	$45

During the first quarter of 2010, we sold our remaining investment in certain marketable securities. The sale resulted in a total gain of $4 million ($3 million net of tax), which was recorded in other nonoperating income on our Condensed Consolidated Financial Statements. The net cash proceeds from the sale totaling approximately $20 million were received in the second quarter of 2010.

NOTE 13 – RESTRUCTURING ACTIVITIES

Supply Chain Initiatives and Business Optimization

During the three months ended April 2, 2010 and April 3, 2009, we recorded restructuring charges totaling $8 million and $7 million, respectively, primarily related to our supply chain initiatives and optimizing certain information business processes. These charges were included in SD&A expenses. As of December 31, 2009, we had commenced the closure of four production facilities and expect to close additional facilities in North America during the remainder of this program. Under this program, we are also rationalizing our sales centers, improving the consistency of our plant operations in North America and Europe, and streamlining our European cooler services business. At this time, we are continuing to evaluate the scope of these projects and expect them to result in restructuring charges of $100 million to $150 million, of which approximately $50 million is expected to be noncash. We expect to be substantially complete with these restructuring activities by the end of 2011.

The following table summarizes these restructuring activities for the three months ended April 2, 2010 and for the year ended December 31, 2009 (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(A)	Consulting, Relocation, and Other	Total
Balance at December 31, 2008	$0	$0	$0	$0
Provision	8	15	10	33
Cash payments	(2)	0	(9)	(11)
Noncash items	0	(15)	0	(15)

Balance at December 31, 2009	6	0	1	7
Provision	1	5	2	8
Cash payments	(2)	0	(3)	(5)
Noncash items	0	(5)	0	(5)

Balance at April 2, 2010	$5	$0	$0	$5

(A )

Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

COCA-COLA ENTERPRISES INC.

Business Reorganization and Process Standardization

During the three months ended April 3, 2009, we recorded restructuring charges totaling $38 million. These charges, included in SD&A expenses, were related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. Through this restructuring program, we (1) reorganized our U.S. operations by reducing the number of business units from six to four; (2) enhanced the standardization of our operating structure and business practices; (3) created a more efficient supply chain and order fulfillment structure; (4) improved customer service in North America through the implementation of a new selling system for smaller customers; and (5) streamlined and reduced the cost structure of back office functions in the areas of accounting and human resources. At December 31, 2009, we had completed these restructuring activities. The cumulative cost of this program was $336 million.

The following table summarizes these restructuring activities for the three months ended April 2, 2010 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2009	$32	$4	$36
Cash payments	(9)	(1)	(10)

Balance at April 2, 2010	$23	$3	$26

For additional information about our restructuring activities, refer to Note 16 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 14 – OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, sales to Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 13 percent of our net operating revenues during the three months ended April 2, 2010 and April 3, 2009. No single customer accounted for more than 10 percent of our net operating revenues in Europe during the three months ended April 2, 2010 and April 3, 2009.

We evaluate our operating segments separately to individually monitor the different factors affecting their financial performance. Segment operating income or loss includes substantially all of the segment’s cost of production, distribution, and administration. Our information technology and debt portfolio are managed on a global basis and, therefore, expenses and/or costs attributable to these items are included in our corporate operating segment. In addition, certain administrative expenses for departments that support our segments such as legal, treasury, and risk management are included in our corporate operating segment. We evaluate segment performance and allocate resources based on several factors, of which net operating revenues and operating income are the primary financial measures.

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

COCA-COLA ENTERPRISES INC.

The following table summarizes selected financial information about our operating segments for the three months ended April 2, 2010 and April 3, 2009 (in millions):

	North America (A)	Europe (B)	Corporate	Consolidated
Three months ended April 2, 2010:
Net operating revenues	$3,460	$1,508	$0	$4,968
Operating income (C)	194	201	(121)	274
Capital asset investments	105	68	6	179
Three months ended April 3, 2009:
Net operating revenues	$3,655	$1,395	$0	$5,050
Operating income (D )	204	175	(138)	241
Capital asset investments	126	49	15	190

(A)	Canada contributed approximately 10 percent and 8 percent of North America’s net operating revenues during the three months ended April 2, 2010 and April 3, 2009, respectively.
(B)	Great Britain contributed approximately 36 percent of Europe’s net operating revenues during the three months ended April 2, 2010 and April 3, 2009.
(C)

For the three months ended April 2, 2010, our operating income in North America and Europe included restructuring charges totaling $8 million and $1 million, respectively, while our operating income at Corporate included the net reversal of restructuring expense of $1 million. In addition, our Corporate segment included expenses totaling $17 million related to the pending transaction with TCCC, while our North America segment included $14 million related to legal settlements ($12 million related to the State of Delaware unclaimed property audit and $2 million related to other legal matters).

(D )	For the three months ended April 3, 2009, our operating income in North America, Europe, and Corporate included restructuring charges totaling $17 million, $1 million, and $27 million, respectively.

NOTE 15 – FAIR VALUE MEASUREMENTS

The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of April 2, 2010 and December 31, 2009 (in millions):

	April 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (A)	$575	$0	$575	$0
Deferred compensation plan assets (B )	75	60	15	0
Derivative assets ( C)	77	0	77	0

Total assets	$727	$60	$667	$0

Derivative liabilities ( C)	$92	$0	$92	$0

COCA-COLA ENTERPRISES INC.

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (A)	$468	$0	$468	$0
Deferred compensation plan assets (B )	73	60	13	0
Marketable equity securities ( D)	20	20	0	0
Derivative assets ( C)	123	0	123	0

Total assets	$684	$80	$604	$0

Derivative liabilities ( C)	$91	$0	$91	$0

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

(C)

We calculate derivative asset and liability amounts using a variety of valuation techniques, depending on the specific characteristics of the hedging instrument, taking into account credit risk (refer to Note 6).

(D)	Our marketable equity securities are valued using quoted market prices multiplied by the number of shares owned.

COCA-COLA ENTERPRISES INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our,” or “us”) is a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through license territories in 46 states in the United States (U.S.), the District of Columbia, the U.S. Virgin Islands and certain other Caribbean islands, and the 10 provinces of Canada (collectively referred to as North America). We are also the sole licensed bottler for products of The Coca-Cola Company (TCCC) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as Europe). Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K).

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the first quarter of 2010 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2010. For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There was one less selling day in the first quarter of 2010 versus the first quarter of 2009 (based upon a standard five-day selling week). Year-over-year selling days will be the same in the second and third quarters, and there will be one additional selling day in the fourth quarter of 2010 versus the fourth quarter of 2009.

Relationship with The Coca-Cola Company

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 34 percent of our outstanding shares as of April 2, 2010. Our financial results are greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency.

On February 25, 2010, we entered into merger agreements with TCCC. For additional information about the agreements, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Financial Results

Our net income in the first quarter of 2010 was $106 million, or $0.21 per diluted common share, compared to net income of $61 million, or $0.13 per diluted common share, in the first quarter of 2009. The following items included in our reported results affected the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):

COCA-COLA ENTERPRISES INC.

First Quarter 2010

•	Expense totaling $17 million ($12 million net of tax, or $0.02 per diluted common share) related to the pending transaction with TCCC;

•

Expense totaling $14 million ($9 million net of tax, or $0.02 per diluted common share) related to legal settlements ($12 million related to the State of Delaware unclaimed property audit and $2 million related to other legal matters);

•	An $8 million ($5 million net of tax, or $0.01 per diluted common share) charge related to restructuring activities, primarily in North America for supply chain initiatives; and

•

A net tax expense totaling $6 million ($0.01 per diluted common share) related to the deferred tax impact of changes made to the tax deductibility of Medicare Part D subsidies as part of the recently enacted health care legislation.

First Quarter 2009

•

A $45 million ($33 million net of tax, or $0.07 per diluted common share) charge related to restructuring activities, primarily in North America to streamline and reduce the cost structure of our global back-office functions;

•	A $9 million ($6 million net of tax, or $0.01 per diluted common share) loss related to the extinguishment of debt; and

•	A net tax benefit totaling $3 million ($0.01 per diluted common share) primarily related to state tax law changes.

Financial Summary

Our financial performance during the first quarter of 2010 was impacted by the following significant factors:

•	Solid operating results in Europe driven by balanced volume and pricing growth, strong marketplace execution, and moderate cost trends;

•

Lower revenues in North America reflecting a decline in volume and reduced pricing caused by the mix impact of lower sales of single-serve products, volume declines in higher-margin still beverages, and promotional driven multi-serve volume surrounding the Easter holiday;

•	Reduced input costs in North America, which led to gross margin expansion despite the decline in pricing;

•

Strong volume growth for Coca-Cola Zero throughout our territories, the benefit of recent product additions including Monster Energy drinks, and strong marketing initiatives surrounding the Winter Olympic Games in Canada;

•	Continued benefits from our Ownership Cost Management (OCM) practices, which drive operating expense savings and allow us to reinvest into areas of the business that drive growth;

•	Lower interest expense as a result of reductions in our average outstanding debt balance and weighted average cost of debt, and a lower year-over-year effective tax rate; and

•	Favorable currency exchange rate changes that increased earnings per diluted common share by approximately $0.01.

North America Results

During the first quarter of 2010, our North American bottle and can net price per case declined 2.0 percent and our sales volume declined 2.5 percent. This performance reflects the mix impact of lower sales of single-serve products, volume declines for higher-margin still beverages, and promotional driven multi-serve volume surrounding the Easter holiday. Despite the challenging operating environment, our sales volume benefited from strong operating and sales initiatives surrounding the Winter Olympic Games in Canada, the continued growth of Coca-Cola Zero, and recent product additions. Our bottle and can cost of sales per case declined 5.0 percent during the quarter reflecting significantly lower input costs due, in part, to our hedging strategies. The significant decrease in our input costs helped generate a 3.0 percent gross margin expansion in the first quarter of 2010. During the remainder of 2010, we will continue to make progress in the evolution of our North American price-package architecture initiatives and continue to strengthen our brand and package portfolio. We also anticipate volume trends will improve as we move through the year in a more rational pricing environment.

COCA-COLA ENTERPRISES INC.

Europe Results

In Europe we delivered balanced performance in the first quarter of 2010 driven by volume growth of 1.5 percent and pricing growth of 2.5 percent. Solid marketplace execution and the continued success of our Coca-Cola trademark beverages were the primary drivers of our first quarter of 2010 volume performance. In our continental European territories we experienced volume growth of 6.0 percent, which was driven by strong growth in our Coca-Cola trademark beverages, especially Coca-Cola Zero, which grew over 20.0 percent. Our volume in Great Britain declined 4.0 percent in the quarter as we cycled through low-double digit growth in the first quarter of 2009, experienced soft volume trends for our still beverages, and faced challenging weather conditions in the beginning of 2010. Volume trends in Great Britain improved in the latter part of the quarter. Our bottle and can cost of sales per case increased slightly in the first quarter of 2010, reflecting a moderate cost environment. As we work through evolving operating conditions in Europe during the remainder of 2010, we will maintain our commitment to strong execution in the European marketplace and will continue to refine our price-package architecture to ensure we are targeting specific customer and consumer needs. We also expect to realize the benefits of our marketing initiatives surrounding the 2010 World Cup in South Africa.

OPERATIONS REVIEW

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	First Quarter
	2010	2009
Net operating revenues	100.0%	100.0%
Cost of sales	61.3	62.8

Gross profit	38.7	37.2
Selling, delivery, and administrative expenses	33.2	32.4

Operating income	5.5	4.8
Interest expense, net	2.8	3.1
Other nonoperating income, net	0.1	0.0

Income before income taxes	2.8	1.7
Income tax expense	0.7	0.5

Net income	2.1%	1.2%

Operating Income

The following table summarizes our operating income by operating segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	First Quarter
	2010		2009
	Amount	Percent of Total	Amount	Percent of Total
North America	$194	70.5%	$204	84.5%
Europe	201	73.5	175	72.5
Corporate	(121)	(44.0)	(138)	(57.0)

Consolidated	$274	100.0%	$241	100.0%

COCA-COLA ENTERPRISES INC.

Our operating income increased $33 million, or 13.5 percent, in the first quarter of 2010 to $274 million from $241 million in the first quarter of 2009. The following table summarizes the significant components of the change in our first quarter of 2010 operating income (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price, cost, and mix on gross profit	$52	21.5%
Impact of bottle and can volume on gross profit	(25)	(10.5)
Impact of bottle and can selling day shift on gross profit	(26)	(10.5)
Impact of post-mix, non-trade, and other revenues on gross profit	(9)	(3.5)
Selling, delivery, and administrative expenses	23	9.5
Net impact of restructuring charges	37	15.0
Transaction related costs	(17)	(7.0)
Legal settlements	(14)	(6.0)
Currency exchange rate changes	10	4.5
Other changes	2	0.5

Change in operating income	$33	13.5%

Net Operating Revenues

Net operating revenues decreased 1.5 percent in the first quarter of 2010 to $5.0 billion. This change included a 3.0 percent increase due to currency exchange rate changes. The percentage of our first quarter of 2010 net operating revenues derived from North America and Europe was 70 percent and 30 percent, respectively.

During the first quarter of 2010, our net operating revenues in North America declined 5.5 percent reflecting a 2.0 percent reduction in our bottle and can net price per case and a 2.5 percent sales volume decline. In Europe, our net operating revenues increased 8.0 percent, which included a 6.0 percent positive impact of currency exchange rate changes.

Net operating revenues per case increased 1.0 percent in the first quarter of 2010 versus the first quarter of 2009. The following table summarizes the significant components of the change in our first quarter of 2010 net operating revenues per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in net operating revenues per case:
Bottle and can net price per case	(2.0)%	2.5%	(0.5)%
Bottle and can currency exchange rate changes	1.5	6.5	2.5
Post mix, non-trade, and other	(1.0)	(1.0)	(1.0)

Change in net operating revenues per case	(1.5)%	8.0%	1.0%

During the first quarter of 2010, our bottle and can sales accounted for 92 percent of our total net operating revenues. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher margin packages or brands that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. The decrease in our first quarter of 2010 bottle and can net price per case in North America reflects the mix impact of lower sales of single-serve products, volume declines for higher-margin still beverages, and promotional driven multi-serve volume surrounding the Easter holiday. Our revenues in Europe reflect the benefit of balanced volume and pricing growth that was driven by strong Coca-Cola trademark volume performance, and solid marketplace execution.

COCA-COLA ENTERPRISES INC.

Volume

The following table summarizes the change in our first quarter of 2010 bottle and can volume versus the first quarter of 2009, as adjusted to reflect the impact of one less selling day in the first quarter of 2010 versus the first quarter of 2009 (rounded to the nearest 0.5 percent):

	North America	Europe	Consolidated
Change in volume	(4.0)%	0.0%	(3.0)%
Impact of selling day shift (A)	1.5	1.5	1.5

Change in volume, adjusted for selling day shift	(2.5)%	1.5%	(1.5)%

(A )	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).

North America comprised 72 percent and 73 percent of our consolidated bottle and can volume during the first quarter of 2010 and 2009, respectively.

Brands

The following table summarizes our first quarter of 2010 bottle and can volume results by major brand category, as adjusted to reflect the impact of one less selling day in the first quarter of 2010 versus the first quarter of 2009 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Coca-Cola trademark	(0.5)%	58.5%
Sparkling flavors and energy	(2.5)	24.5
Juices, isotonics, and other	(7.5)	10.0
Water	(10.0)	7.0

Total	(2.5)%	100.0%

Europe:
Coca-Cola trademark	3.0%	70.5%
Sparkling flavors and energy	(2.0)	16.5
Juices, isotonics, and other	(3.5)	10.0
Water	0.5	3.0

Total	1.5%	100.0%

Consolidated:
Coca-Cola trademark	0.5%	62.0%
Sparkling flavors and energy	(2.5)	22.0
Juices, isotonics, and other	(6.5)	10.0
Water	(9.0)	6.0

Total	(1.5)%	100.0%

In North America, our first quarter of 2010 sales volume decreased 2.5 percent reflecting the negative impact of persistent weakness in higher-priced products and packages, including our still beverages and 20-ounce sparkling products, and a substantial decline in sales of Dasani. These factors were offset partially by promotional driven multi-serve volume surrounding the Easter holiday, the continued strong performance of Coca-Cola Zero, and price-package architecture initiatives such as our 90-calorie ‘slim’ can, 18-and 20-pack can configurations and 14- and 16-ounce bottles. In addition, we are continuing to focus on go-to-market initiatives such as “Boost Zones,” which create higher brand awareness and opportunities for volume improvement by enhancing our marketplace focus. We will also continue our brand and package innovation during 2010 with the introduction of vitaminwater zero and the continued roll-out of our two-liter contour bottle across all of our U.S. territories.

COCA-COLA ENTERPRISES INC.

Sales of our Coca-Cola trademark products in North America declined 0.5 percent during the first quarter of 2010. This decline was attributable to a 1.0 percent decline in the sale of regular Coca-Cola trademark products, offset partially by a 0.5 percent increase in the sale of our diet Coca-Cola trademark products. The decrease in our regular Coca-Cola trademark products was driven by a 1.0 percent decline in the sale of Coca-Cola, while the increase in our diet Coca-Cola trademark products was primarily due to a 12.0 percent increase in the sale of Coca-Cola Zero.

Our sparkling flavors and energy volume in North America declined 2.5 percent during the first quarter of 2010. This performance was driven by lower sales of several sparkling beverage products, including Sprite and Fanta, and lower sales of our energy drink portfolio as a result of the termination of our distribution agreement with Rockstar in 2009, offset partially by strong volume gains for Monster Energy drinks.

Our juices, isotonics, and other volume in North America declined 7.5 percent during the first quarter of 2010. This decrease reflects a decline in the sale of our regular POWERade brands and lower sales of Minute Maid, Nestea, and glacéau’s vitaminwater products. Sales volume for our water brands decreased 10.0 percent, reflecting sharp declines in our Dasani multi-serve and single-serve packages, offset partially by volume gains in the sale of glacéau’s smartwater.

In Europe, we achieved volume growth of 1.5 percent during the first quarter of 2010. Our volume performance reflects a 2.0 percent increase in the sale of our sparkling beverages (including Coca-Cola trademark products), offset partially by a 2.5 percent decline in the sale of our still beverages. Continental Europe experienced strong growth during the first quarter of 2010, with sales volume increasing 6.0 percent, while sales volume in Great Britain declined by 4.0 percent. The overall growth in Europe is primarily attributable to solid marketplace execution, increased promotional activity, and the continued success of our “Red, Black, and Silver” three-cola strategy. Our volume in Great Britain declined as we cycled through low-double digit growth in the first quarter of 2009, experienced soft volume trends for our still beverages, and faced challenging weather conditions in the beginning of 2010.

Our Coca-Cola trademark products in Europe increased 3.0 percent in the first quarter of 2010 as compared to the first quarter of 2009. This increase was driven by strong volume gains from each of our “Red, Black, and Silver” three-cola initiative products – Coca-Cola, Coca-Cola Zero, and Diet Coke / Coca-Cola light. Our sparkling flavors and energy volume in Europe decreased 2.0 percent during the first quarter of 2010, reflecting lower sales of Sprite, Fanta, and Schweppes products, offset partially by higher sales of Dr Pepper products and the continued expansion of Monster Energy drinks. Our juices, isotonics, and other volume decreased 3.5 percent in the first quarter of 2010. This performance reflects a decline in the sale of our POWERade brands and lower sales of Minute Maid products, offset by volume gains for Capri-Sun. During 2010, we are continuing to enhance our still beverage portfolio in Europe with the introduction of Ocean Spray juice drinks into both Great Britain and France, and the introduction of Capri-Sun in both Belgium and the Netherlands. Sales volume of our water brands increased 0.5 percent, reflecting higher sales of Chaudfontaine mineral water, offset by lower sales of Schweppes Abbey Well mineral water versus strong introductory volume.

COCA-COLA ENTERPRISES INC.

Consumption

The following table summarizes our first quarter of 2010 volume results by consumption type, as adjusted to reflect the impact of one less selling day in the first quarter of 2010 versus the first quarter of 2009 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Multi-serve (A )	(0.5)%	73.5%
Single-serve (B)	(7.0)	26.5

Total	(2.5)%	100.0%

Europe:
Multi-serve (A )	1.5%	59.5%
Single-serve (B)	1.0	40.5

Total	1.5%	100.0%

Consolidated:
Multi-serve (A )	0.0%	69.5%
Single-serve (B)	(4.0)	30.5

Total	(1.5)%	100.0%

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.
(B )

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

Packaging

The following table summarizes our first quarter of 2010 volume results by packaging category, as adjusted to reflect the impact of one less selling day in the first quarter of 2010 versus the first quarter of 2009 (rounded to the nearest 0.5 percent):

	Change	Percent of Total
North America:
Cans	(2.0)%	57.5%
PET (plastic)	(3.0)	41.5
Glass and other	(5.5)	1.0

Total	(2.5)%	100.0%

Europe:
Cans	2.5%	39.0%
PET (plastic)	1.0	45.5
Glass and other	1.5	15.5

Total	1.5%	100.0%

Consolidated:
Cans	(1.0)%	52.5%
PET (plastic)	(2.0)	42.5
Glass and other	0.5	5.0

Total	(1.5)%	100.0%

COCA-COLA ENTERPRISES INC.

Cost of Sales

Cost of sales decreased 4.0 percent in the first quarter of 2010 to $3.0 billion. This change included a 3.0 percent increase due to currency exchange rate changes. Cost of sales per case decreased 1.0 percent in the first quarter of 2010 versus the first quarter of 2009. The following table summarizes the significant components of the change in our first quarter of 2010 cost of sales per case (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	(5.0)%	0.5%	(3.0)%
Bottle and can currency exchange rate changes	1.5	6.0	3.0
Costs related to post mix, non-trade, and other	(0.5)	(1.0)	(1.0)

Change in cost of sales per case	(4.0)%	5.5%	(1.0)%

The decrease in our bottle and can ingredient and packaging costs in North America during the first quarter of 2010 was driven by significantly lower cost for several key raw materials, such as aluminum, PET (plastic), and HFCS (sweetener). Our cost for these raw materials declined, in part, due to our hedging strategies, which resulted in our cost being below the market prices for certain of these commodities.

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

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (SD&A) expenses increased 0.5 percent in the first quarter of 2010 to $1.6 billion. This change included a 2.5 percent increase due to currency exchange rate changes. The following table summarizes the significant components of the change in our first quarter of 2010 SD&A expenses (in millions; percentages rounded to the nearest 0.5 percent):

	Amount	Change Percent of Total
Changes in SD&A expenses:
General and administrative expenses	$(13)	(1.0)%
Warehousing expenses	(9)	(0.5)
Selling and marketing expenses	7	0.5
Depreciation and amortization expenses	(12)	(1.0)
Net impact of restructuring charges	(37)	(2.5)
Transaction related costs	17	1.0
Legal settlements	14	1.0
Currency exchange rate changes	40	2.5
Other changes	4	0.5

Change in SD&A expenses	$11	0.5%

COCA-COLA ENTERPRISES INC.

SD&A expenses as a percentage of net operating revenues was 33.2 percent and 32.4 percent in the first quarter of 2010 and 2009, respectively. Our operating expenses in the first quarter of 2010 were impacted by (1) expenses totaling $17 million related to our pending transaction with TCCC; (2) $14 million in legal settlement expenses ($12 million related to the State of Delaware unclaimed property audit and $2 million related other legal matters); and (3) currency exchange rate changes. These factors were offset partially by (1) lower year-over-year performance related compensation expense under our annual incentive plans; (2) the ongoing benefit of expense control initiatives throughout our organization; and (3) the net reduction in restructuring activity expense.

For additional information about our legal settlements and restructuring activities, refer to Notes 8 and 13, respectively, of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Interest Expense, Net

Interest expense, net decreased 12.0 percent in the first quarter of 2010 to $137 million from $156 million in the first quarter of 2009. The following table summarizes the primary items that impacted our interest expense in the first quarter of 2010 and 2009 ($ in billions):

	First Quarter
	2010	2009
Average outstanding debt balance	$8.7	$9.1
Weighted average cost of debt	6.0%	6.1%
Fixed-rate debt (% of portfolio)	90%	85%
Floating-rate debt (% of portfolio)	10%	15%

Other Nonoperating Income, Net

During the first quarter of 2010, we recorded a $4 million ($3 million net of tax) gain on the sale of our remaining investment in certain marketable securities. The gain was recorded in other nonoperating income, net on our Condensed Consolidated Financial Statements. For additional information about this investment, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Income Tax Expense

Our effective tax rate was approximately 24 percent and 29 percent for the first quarter of 2010 and 2009, respectively. Our effective tax rate for the first quarter of 2010 included the unfavorable impact of $6 million (4 percentage point increase in our effective tax rate) related to the deferred tax impact of changes made to the tax deductibility of Medicare Part D subsidies as part of the recently enacted health care legislation. Our effective tax rate for the first quarter of 2009 included the net favorable impact of $3 million (3 percentage point decrease in our effective tax rate) due to certain tax law changes. Our underlying effective tax rate is expected to be approximately 26 percent for the full-year 2010. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first quarter of 2010 and 2009.

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

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency public credit facility with a syndicate of 17 banks. At April 2, 2010, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility.

COCA-COLA ENTERPRISES INC.

We also have uncommitted amounts available under a public debt facility that we could use for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this public debt facility and the related cost to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At April 2, 2010, we had $880 million in debt maturities in the next 12 months, including $156 million in commercial paper. We plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and cash on hand. We intend to refinance the remaining maturities of current obligations with either commercial paper or with long-term debt.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, A, and A+, respectively. Our ratings outlook from Moody’s is positive, Fitch is stable, and S&P is negative. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of April 2, 2010. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first quarter of 2010, our primary source of cash was $184 million received from the exercise of employee share options. Our primary uses of cash were (1) capital asset investments totaling $179 million; (2) dividend payments totaling $45 million; and (3) pension and other postretirement benefit plan contributions of $44 million.

Operating Activities

Our net cash used in operating activities totaled $42 million in the first quarter of 2010 versus net cash derived from operating activities of $107 million in the first quarter of 2009. This decrease was primarily driven by a year-over-year increase in payments made under our annual incentive compensation programs and a reduction in our accounts payable, offset partially by lower year-over-year pension and other postretirement plan contributions. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our capital asset investments represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the first quarter of 2010 and 2009 (in millions):

	First Quarter
	2010	2009
Supply chain infrastructure improvements	$78	$61
Cold drink equipment	83	97
Vehicle fleet	3	9
Information technology and other capital investments	15	23

Total capital asset investments (A)	$179	$190

(A)	During 2010, we expect our capital asset investments to approximate $1 billion.

COCA-COLA ENTERPRISES INC.

During the first quarter of 2009, we paid Hansen Beverage Company (Hansen) $71 million in conjunction with the acquisition of distribution rights for Monster Energy drinks. These payments approximated the amount that Hansen was required to pay to the previous U.S. and Canadian distributors of Monster Energy drinks to terminate the agreements Hansen had with those distributors. We made additional payments to Hansen of $9 million during the remainder of 2009.

Financing Activities

Our net cash derived from financing activities totaled $162 million during the first quarter of 2010 versus net cash used in financing activities of $69 million during the first quarter of 2009. The following table summarizes our issuances of debt, payments on debt, and our net issuances on commercial paper for the first quarter of 2010 and 2009 (in millions):

			First Quarter
Issuances of debt	Maturity Date	Rate	2010	2009
$250 million note	March 2015	4.25%	$0	$250
$350 million note	March 2012	3.75	0	350
200 million Swiss franc note (A)	March 2013	3.00	0	172

Total issuances of debt, excluding commercial paper			0	772
Net issuances of commercial paper			11	0

Total issuances of debt			$11	$772

			First Quarter
Payments on debt	Maturity Date	Rate	2010	2009
CAD 150 million note	March 2009	5.85%	$0	$(118)
$500 million note (B )	September 2009	4.38	0	(509)
Other payments, net	—	—	(5)	(6)

Total payments on debt, excluding commercial paper			(5)	(633)
Net payments on commercial paper			0	(174)

Total payments on debt			$(5)	$(807)

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

During the three months ended April 2, 2010 and April 3, 2009, we made dividend payments on common stock totaling $45 million and $34 million, respectively.

During the three months ended April 2, 2010, we had cash receipts totaling $184 million from the exercise of employee share options.

COCA-COLA ENTERPRISES INC.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $97 million, or 4.0 percent, to $2.5 billion at April 2, 2010 from $2.4 billion at December 31, 2009. This increase was primarily attributable to the seasonality of our business and the shift of Easter holiday sales into the first quarter of 2010, offset partially by a reduction in currency exchange rates.

Inventories increased $100 million, or 11.5 percent, to $974 million at April 2, 2010 from $874 million at December 31, 2009. This increase was primarily driven by the seasonality of our business, offset partially by currency exchange rates.

Liabilities and Equity (Deficit)

Accounts payable and accrued expenses decreased $386 million, or 12.0 percent, to $2.9 billion at April 2, 2010. This decrease was primarily driven by (1) payments made under our annual incentive compensation programs; (2) lower accrued interest costs due to reductions in our weighted average cost of debt and debt balance; (3) decreased trade accounts payable; and (4) currency exchange rate changes.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans totaled $44 million and $135 million during the three months ended April 2, 2010 and April 3, 2009, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2010, as well as our actual contributions for the year ended December 31, 2009 (in millions):

	Projected(A) 2010	Actual(A) 2009
Pension - U.S.	$15	$322
Pension - non-U.S.	80	152
Other Postretirement	20	20

Total contributions	$115	$494

(A)

These amounts represent only company-paid contributions. During 2010, we do not expect to make any contributions to our U.S. qualified pension plans due to the pending transaction with TCCC. During 2009, our contributions were substantially higher than contributions projected for 2010 as a result of the significant decline in the funded status of our defined benefit pension plan during 2008. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

CONTINGENCIES

For information about our contingencies, including outstanding litigation, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET (plastic), HFCS (sweetener), and vehicle fuel. When possible, we manage our exposure to these risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to these risks. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $93 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.

Due to the increased volatility in commodity prices and tightness of the capital and credit markets, certain of our suppliers have restricted our ability to hedge prices through supplier agreements. As a result, we have expanded, and expect to continue to expand, our non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of April 2, 2010, we estimate that a 10 percent change in market prices would change the fair value of our non-designated commodity hedges by approximately $15 million. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in the Form 10-Q.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended April 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

COCA-COLA ENTERPRISES INC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In connection with the agreements entered into between us and TCCC on February 25, 2010, three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, and five putative class action lawsuits were filed in Delaware Chancery Court between the announcement date, and the present. The lawsuits are all similar and assert claims for various breaches of fiduciary duty in connection with the agreement. The lawsuits name us, our board of directors, and TCCC as defendants. Plaintiffs in each case seek to enjoin the transaction, to declare the deal void and rescind the transaction if it is consummated, to require disgorgement of all profits the defendants receive from the transaction, and to recover damages, attorneys’ fees, and litigation expenses. The Georgia cases were consolidated by orders entered March 25, 2010 and April 9, 2010 as In re The Coca-Cola Company Shareholder Litigation, Civil Action No. 2010CV182035. The Delaware cases were consolidated on March 16, 2010 as In re Coca-Cola Enterprises Inc. Shareholders Litigation, Consolidated C.A. No. 5291-VCN. We believe the cases to be without merit and intend to defend them vigorously. For additional information about the agreements, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A.	Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1, “Risk Factors,” in our Form 10-K for the year ended December 31, 2009 (Form 10-K).

Our pending transaction with The Coca-Cola Company (TCCC) may cause disruption in our business and, if the pending transaction does not occur, we will have incurred significant expenses, may need to pay a termination fee to TCCC, and our share price will likely decline significantly.

On February 25, 2010, we entered into merger agreements with TCCC (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The announcement of the transaction may result in a loss of key personnel and may disrupt our sales and operations, which could have a negative impact on our financial performance. The agreements generally require us to operate our business in the ordinary course pending consummation of the transaction, but include certain contractual restrictions on the conduct of our business that may affect our ability to execute on our 2010 business plan. Additionally, the announcement of the transaction, whether or not it is consummated, may impact our relationships with third parties.

The consummation of the transaction is subject to various conditions, including obtaining the approval of 66 2/3 percent of CCE’s shareowners, a majority vote of CCE’s shareowners other than TCCC and its affiliates, subsidiaries, or any of CCE’s or TCCC’s directors and executive officers, the absence of legal prohibitions and the receipt of requisite regulatory approvals, the absence of pending actions by any governmental entity that would prevent the consummation of the transaction, the receipt and continuing validity of a private letter ruling requested of the United States Internal Revenue Service by CCE that is satisfactory to CCE and TCCC, the consummation of the Norway-Sweden acquisition substantially concurrently with the consummation of the transaction and there being no material adverse effect (as defined in the Merger agreement) on CCE’s North American business. The consummation of the Norway-Sweden acquisition is subject to various conditions, including the receipt of requisite regulatory approvals and the concurrent consummation of the merger. The agreement also includes customary covenants, as well as a non-compete covenant with respect to New CCE and the right of New CCE to acquire TCCC’s interest in TCCC’s German bottling operations for fair value between 18 and 36 months after the date of the merger, on terms to be agreed.

Under the merger Agreement, New CCE has agreed to indemnify TCCC for liabilities, including but not limited to, resulting from the failure of representations and warranties, or the breach of any covenant, of CCE or New CCE prior to the effective time of the Merger set forth in the agreement. In accordance with the Merger

COCA-COLA ENTERPRISES INC.

agreement, if the losses exceed $200 million, then New CCE must pay up to $250 million of losses in excess of the $200 million (other than losses related to tax matters, in respect of which New CCE is liable for all losses). If New CCE cannot pay the amount it is required to pay to indemnify the other party, the other party can pursue claims against New CCE as an unsecured general creditor of New CCE. New CCE may also have to pay special damages of up to $200 million under certain circumstances. If CCE or New CCE intentionally and recklessly disregards its obligations under the Merger agreement or fails to cure any breach of a covenant, then TCCC may seek special damages which are not capped against CCE or New CCE which could include exemplary, punitive, consequential incidental, indirect or special damages or lost profits. In addition, under the tax sharing agreement among CCE, New CCE and TCCC, New CCE will indemnify TCCC and its affiliates from and against certain taxes the responsibility for which the parties have specifically agreed to allocate to New CCE, as well as any taxes and losses by reason of or arising from certain breaches by New CCE of representations, covenants, or obligations under the Merger agreement or the tax sharing agreement and, in certain situations, New CCE will pay to TCCC (i) an amount equal to a portion of the transfer taxes incurred in connection with the separation; (ii) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by New CCE in connection with the conduct of its business or outside the ordinary course of business or that are otherwise inconsistent with past practice; (iii) the difference (if any) between the amount of certain tax benefits intended to be available to CCE following the separation and the amount of such benefits actually available to CCE as determined for U.S. federal income tax purposes.

The agreement contains specified termination rights for both CCE and TCCC, including that upon termination under specified circumstances, CCE would be required to pay TCCC a termination fee of $200 million, and TCCC would be required to pay CCE an amount equal to twice the amount of CCE’s actual out of pocket expenses related to the transaction not to exceed $100 million. During the first quarter of 2010, we incurred expenses totaling $17 million related to the transaction and expect to incur total expenses of approximately $100 million.

At this point, we cannot predict whether the closing conditions for the pending transaction set forth in the agreements will be satisfied. As a result, there is a risk that the pending transaction will not be completed in a timely manner or at all. If the closing conditions for the transaction set forth in the agreements are not satisfied, or if the transaction is not completed for any other reason, including regulatory challenges, our share price will be negatively impacted. In addition, if the pending transaction does not occur, we will remain liable for the expenses that we have incurred related to the transaction.

In addition, we have been named in a number of lawsuits related to the pending transaction. For additional information about these lawsuits, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

Increases in the cost of employee benefits, including current employees’ medical benefits, pension, and other postretirement benefits, could impact our financial results and cash flow.

On March 23, 2010 the Patient Protection and Affordable Care Act (PPACA) was signed into law. On March 30, 2010, a companion bill, the Health Care and Education Reconciliation Act of 2010 (the Reconciliation Act), was also signed into law. The PPACA and the Reconciliation Act, when taken together, represent comprehensive healthcare reform legislation that will likely affect the cost associated with providing employer-sponsored medical plans. At this point, we are still in the process of determining the impact this legislation will have on our employer-sponsored medical plans.

Additionally, the PPACA and Reconciliation Act included provisions that will reduce the tax benefits available to employers that receive Medicare Part D subsidies. As a result, during the first quarter of 2010, we recorded tax expense totaling $6 million related to the deferred tax impact of the changes made to the tax deductibility of Medicare Part D subsidies.

COCA-COLA ENTERPRISES INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the first quarter of 2010:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 through January 29, 2010	472	$20.83	0	33,283,579
January 30, 2010 through February 26, 2010	0	—	0	33,283,579
February 27, 2010 through April 2, 2010	46,546	27.75	0	33,283,579

Total	47,018	$27.68	0	33,283,579

(A)

The number of shares reported as purchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. by employees in payment of tax obligations related to stock option exercises, vesting of restricted shares, or distributions from our Stock Deferral Plan.

COCA-COLA ENTERPRISES INC.

Item 6.	Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

COCA-COLA ENTERPRISES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date: April 28, 2010	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date: April 28, 2010	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer