Form 10-Q
period 2010-07-02
COCA COLA ENTERPRISES INC
filed 2010-07-28
CIK 804055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2010

or

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

502,596,046 Shares of $1 Par Value Common Stock as of July 2, 2010

COCA-COLA ENTERPRISES INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JULY 2, 2010

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; in millions, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2010	July 3, 2009	July 2, 2010	July 3, 2009
Net operating revenues	$5,884	$5,909	$10,852	$10,959
Cost of sales	3,592	3,646	6,639	6,819

Gross profit	2,292	2,263	4,213	4,140
Selling, delivery, and administrative expenses	1,690	1,714	3,337	3,350

Operating income	602	549	876	790
Interest expense, net	131	145	268	301
Other nonoperating income, net	1	4	4	5

Income before income taxes	472	408	612	494
Income tax expense	116	95	150	120

Net income	$356	$313	$462	$374

Basic earnings per common share	$0.71	$0.64	$0.93	$0.77

Diluted earnings per common share	$0.69	$0.64	$0.91	$0.77

Dividends declared per common share	$0.09	$0.07	$0.18	$0.14

Basic weighted average common shares outstanding	501	487	497	487

Diluted weighted average common shares outstanding	514	490	509	489

Income (expense) from transactions with The Coca-Cola Company – Note 5:
Net operating revenues	$138	$145	$262	$282
Cost of sales	(1,668)	(1,715)	(3,074)	(3,243)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; in millions, except share data)

	July 2, 2010	December 31, 2009
ASSETS
Current:
Cash and cash equivalents	$1,160	$1,036
Trade accounts receivable, less allowances of $49 and $55, respectively	2,756	2,448
Amounts receivable from The Coca-Cola Company	242	205
Inventories	1,044	874
Current deferred income tax assets	169	222
Prepaid expenses and other current assets	353	385

Total current assets	5,724	5,170
Property, plant, and equipment, net	5,847	6,276
Goodwill	604	604
Franchise license intangible assets, net	3,211	3,491
Other noncurrent assets, net	883	875

Total assets	$16,269	$16,416

LIABILITIES
Current:
Accounts payable and accrued expenses	$3,025	$3,273
Amounts payable to The Coca-Cola Company	447	378
Deferred cash receipts from The Coca-Cola Company	33	51
Current portion of debt	1,051	886

Total current liabilities	4,556	4,588
Debt, less current portion	7,571	7,891
Other long-term obligations	1,806	1,831
Noncurrent deferred income tax liabilities	1,092	1,224

Total liabilities	15,025	15,534

EQUITY
Shareowners’ equity:
Common stock, $1 par value – Authorized – 1,000,000,000 shares; Issued – 510,281,208 and 498,901,459 shares, respectively	510	499
Additional paid-in capital	3,694	3,414
Accumulated deficit	(2,082)	(2,449)
Accumulated other comprehensive loss	(779)	(493)
Common stock in treasury, at cost – 7,685,162 and 7,573,718 shares, respectively	(115)	(112)

Total shareowners’ equity	1,228	859
Noncontrolling interest	16	23

Total equity	1,244	882

Total liabilities and equity	$16,269	$16,416

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; in millions)

	Six Months Ended
	July 2, 2010	July 3, 2009
Cash Flows From Operating Activities:
Net income	$462	$374
Adjustments to reconcile net income to net cash derived from operating activities:
Depreciation and amortization	499	509
Share-based compensation expense	44	41
Deferred funding income from The Coca-Cola Company, net of cash received	(19)	(17)
Deferred income tax expense	27	29
Pension and other postretirement expense greater (less) than contributions	15	(156)
Net changes in assets and liabilities	(637)	(252)

Net cash derived from operating activities	391	528

Cash Flows From Investing Activities:
Capital asset investments	(371)	(405)
Capital asset disposals	29	4
Acquisition of distribution rights	0	(75)
Sale of marketable equity securities	20	0
Other investing activities	0	3

Net cash used in investing activities	(322)	(473)

Cash Flows From Financing Activities:
Change in commercial paper, net	(21)	(202)
Issuances of debt	1	1,072
Payments on debt	(43)	(932)
Dividend payments on common stock	(90)	(68)
Exercise of employee share options	226	3
Excess tax benefits on share-based payments	19	0

Net cash derived from (used in) financing activities	92	(127)

Net effect of exchange rate changes on cash and cash equivalents	(37)	6

Net Change In Cash and Cash Equivalents	124	(66)
Cash and Cash Equivalents At Beginning of Period	1,036	722

Cash and Cash Equivalents At End of Period	$1,160	$656

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BUSINESS AND REPORTING POLICIES

Business

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our,” or “us”) is a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through licensed territories in the United States, Canada, the British Virgin Islands, the United States Virgin Islands, and the Cayman Islands (collectively referred to as North America). We are also the sole licensed bottler for products of The Coca-Cola Company (TCCC) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as Europe).

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

Sales of our products tend to be seasonal, with the second and third calendar quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the three and six months ended July 2, 2010 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2010.

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

We consolidate several entities in which we have noncontrolling interests, including certain manufacturing and purchasing cooperatives in which we participate. Noncontrolling interests related to these entities totaled $16 million and $23 million as of July 2, 2010 and December 31, 2009, respectively. These amounts have been classified as noncontrolling interest on our Condensed Consolidated Balance Sheets. The amount of net income (expense) attributable to the noncontrolling interest in these entities totaled less than $5 million during the three and six months ended July 2, 2010 and July 3, 2009. Due to the insignificance of these amounts and the fact that the classification has no impact on our earnings per common share, we have included these amounts in other nonoperating income, net on our Condensed Consolidated Statements of Operations. For additional information about the variable interest entities in which we participate, refer to Note 8.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – MERGER AGREEMENT WITH TCCC

On February 25, 2010, we entered into agreements with TCCC under which:

•

TCCC will acquire CCE through a merger (the “Merger”) of a newly created TCCC subsidiary with and into CCE, with CCE continuing as the surviving corporation and a wholly owned subsidiary of TCCC. At the time of the Merger, CCE will consist of its businesses of marketing, producing and distributing nonalcoholic beverages in the United States, Canada, the British Virgin Islands, the United States Virgin Islands and the Cayman Islands and a substantial majority of its corporate segment (“CCE’s North American Business”) and will have $8.88 billion of Gross Indebtedness (as defined in the Merger Agreement). Following the Merger, CCE, as a subsidiary of TCCC, will also continue to own and be liable for a substantial majority of the assets and liabilities of the North American business, including CCE’s accumulated benefit obligations relating to CCE’s North American business. The Merger Agreement contains a provision for an adjustment payment between the parties based upon the working capital of CCE’s North American business as of the effective date of the Merger;

•

Immediately prior to the Merger, CCE will separate its European operations and transfer those businesses along with Coca-Cola Enterprises (Canada) Bottling Finance Company, and a related portion of its corporate segment to a new legal entity, International CCE Inc. (New CCE). Concurrently with the Merger, two indirect, wholly owned subsidiaries of New CCE will acquire TCCC’s bottling operations in Norway and Sweden pursuant to the Share Purchase Agreement dated as of March 20, 2010 (the “Norway-Sweden SPA”), for a purchase price of $822 million. The Norway-Sweden SPA contains provisions for adjustment payments between the parties based upon the working capital of the Norway and Sweden business as of the effective date of the Merger and the adjusted EBITDA (as defined) of the Norway and Sweden business for the twelve months ending December 31, 2010;

•

In the Merger, (i) each outstanding share of common stock of CCE, other than shares held by TCCC or any of its subsidiaries or with respect to which appraisal rights have been properly exercised and perfected under Delaware law, will be converted into the right to receive 1.000 share of New CCE common stock and Cash Consideration of $10.00, and (ii) TCCC, which currently owns approximately 34 percent of the outstanding shares of CCE, will become the owner of all of the shares of CCE common stock; and

•	Following the Merger, New CCE will be renamed Coca-Cola Enterprises, Inc. and its stock is expected to be listed for trading on the New York Stock Exchange under the symbol “CCE”.

The consummation of the transaction is subject to various conditions, including, among others, obtaining the approval of 66 2/3 percent of CCE’s shareowners, a majority vote of CCE’s shareowners other than TCCC and its affiliates, subsidiaries, or any of CCE’s or TCCC’s directors and executive officers, the absence of legal prohibitions and the receipt of requisite regulatory approvals, the absence of pending actions by any governmental entity that would prevent the consummation of the transaction, the receipt and continuing validity of a private letter ruling requested of the United States (U.S.) Internal Revenue Service by CCE that is satisfactory to CCE and TCCC, the consummation of the Norway-Sweden acquisition substantially concurrently with the consummation of the transaction and there being no material adverse effect (as defined in the Merger Agreement) on CCE’s North American business. The consummation of the Norway-Sweden acquisition is subject to various conditions, including the receipt of requisite regulatory approvals and the concurrent consummation of the Merger. The agreement also includes customary covenants, as well as a non-compete covenant with respect to New CCE and the right of New CCE to acquire TCCC’s interest in TCCC’s German bottling operations for fair value between 18 and 36 months after the date of the Merger Agreement, on terms to be agreed.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the Merger Agreement, New CCE has agreed to indemnify TCCC for liabilities, including but not limited to, those resulting from the breach of representations, warranties, or covenants, of CCE or New CCE set forth in the Merger Agreement prior to the effective time of the Merger. In accordance with the Merger Agreement, if losses relating to breaches of CCE’s representations and warranties exceed $200 million, then New CCE must pay up to $250 million of losses in excess of the $200 million (other than breaches of certain fundamental representations or warranties, in respect of which New CCE is liable for all losses, and losses relating to tax matters, which are governed by the tax sharing agreement among CCE, New CCE, and TCCC (the “Tax Sharing Agreement”)). If New CCE cannot pay the amount it is required to pay to indemnify TCCC, TCCC can pursue claims against New CCE as an unsecured general creditor of New CCE. New CCE may also have to pay special damages of up to $200 million under certain circumstances. If CCE or New CCE intentionally and recklessly disregards its obligations under the Merger Agreement or fails to cure any breach of a covenant, then TCCC may seek special damages which are not capped against CCE or New CCE which could include exemplary, punitive, consequential incidental, indirect or special damages or lost profits. In addition, pursuant to the Tax Sharing Agreement, New CCE will indemnify TCCC and its affiliates from and against certain taxes the responsibility for which the parties have specifically agreed to allocate to New CCE, as well as any taxes and losses by reason of or arising from certain breaches by New CCE of representations, covenants, or obligations under the Merger Agreement or the Tax Sharing Agreement and, in certain situations, New CCE will pay to TCCC (i) an amount equal to a portion of the transfer taxes incurred in connection with the separation; (ii) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by New CCE in connection with the conduct of its business or outside the ordinary course of business or that are otherwise inconsistent with past practice; (iii) the difference (if any) between the amount of certain tax benefits intended to be available to CCE following the separation and the amount of such benefits actually available to CCE as determined for U.S. federal income tax purposes.

The agreement contains specified termination rights for both CCE and TCCC, including that upon termination under specified circumstances, CCE would be required to pay TCCC a termination fee of $200 million, and TCCC would be required to pay CCE an amount equal to twice the amount of CCE’s actual out of pocket expenses related to the transaction not to exceed $100 million. During the first six months of 2010, we incurred expenses totaling $40 million related to the transaction and expect to incur total expenses of approximately $100 million.

CCE has been named in a number of lawsuits relating to the Merger. For additional information about these lawsuits, refer to Note 8.

New CCE intends to finance the Norway-Sweden acquisition and the Cash Consideration in the Merger using a combination of existing cash, payments received from TCCC at the effective time of the Merger, and debt financing obtained in either the public or private markets. New CCE will also seek a committed credit facility with a line of credit to provide for New CCE’s working capital needs and for general corporate purposes after the Merger. After the separation, New CCE will no longer benefit from any financing arrangements with, or cash advances from, CCE.

NOTE 3 – INVENTORIES

We value our inventories at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The following table summarizes our inventories as of July 2, 2010 and December 31, 2009 (in millions):

	July 2, 2010	December 31, 2009
Finished goods	$742	$600
Raw materials and supplies	302	274

Total inventories	$1,044	$874

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4 – PROPERTY, PLANT, AND EQUIPMENT

The following table summarizes our property, plant, and equipment as of July 2, 2010 and December 31, 2009 (in millions):

	July 2, 2010	December 31, 2009
Land	$460	$490
Building and improvements	2,628	2,677
Machinery, equipment, and containers	3,634	3,636
Cold drink equipment	5,405	5,403
Vehicle fleet	1,580	1,615
Furniture, office equipment, and software	835	825

Property, plant, and equipment	14,542	14,646
Less: Accumulated depreciation and amortization	(8,822)	(8,638)

	5,720	6,008
Construction in process	127	268

Property, plant, and equipment, net	$5,847	$6,276

NOTE 5 – RELATED PARTY TRANSACTIONS

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensed territory agreements. TCCC owned approximately 34 percent of our outstanding shares as of July 2, 2010. From time to time, the terms and conditions of programs with TCCC are modified. For additional information about our relationship with TCCC, refer to Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

The following table summarizes the transactions with TCCC that directly affected our Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2010 and July 3, 2009 (in millions):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Amounts affecting net operating revenues:
Fountain syrup and packaged product sales	$87	$95	$165	$180
Dispensing equipment repair services	22	22	42	45
Packaging material sales (preforms)	19	16	32	35
Other transactions	10	12	23	22

Total	$138	$145	$262	$282

Amounts affecting cost of sales:
Purchases of syrup, concentrate, mineral water, and juice	$(1,253)	$(1,272)	$(2,368)	$(2,393)
Purchases of sweeteners	(89)	(131)	(164)	(231)
Purchases of finished products	(436)	(424)	(750)	(820)
Marketing support funding earned	99	103	189	185
Cold drink equipment placement funding earned	11	9	19	16

Total	$(1,668)	$(1,715)	$(3,074)	$(3,243)

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effective January 1, 2009, we and TCCC agreed to (1) implement an incidence-based concentrate pricing model in the U.S. with respect to certain brands (including sparkling beverages) that better aligns system interests among all packages and channels, and (2) net a significant portion of our funding from TCCC, as well as certain other arrangements with TCCC related to the purchase of concentrate, against the price we pay TCCC for concentrate. We and TCCC agreed to continue our incidence-based model in the U.S. during 2010 at a rate that is consistent with the 2009 rate. In conjunction with the continuation, we agreed with TCCC to reinvest into the business certain amounts that will be determined based on our performance relative to our 2010 North American annual business plan. As of July 2, 2010, we had recognized amounts totaling $25 million under this agreement, of which, $15 million has been reinvested into the business. We believe the reinvestment of these amounts is important for the long-term growth and health of our business.

For information about the Merger between us and TCCC, refer to Note 2.

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During 2009, certain previously placed equipment did not generate sufficient sales volume, on average, of TCCC products to meet the minimum requirements. As such, we were required to move certain previously placed equipment to ensure our performance under the Jumpstart Programs. In April 2010, we and TCCC determined we were in compliance with the minimum volume requirements for this equipment.

We are unable to quantify the maximum potential amount of future payments required under our obligation to relocate previously placed equipment because the dates and costs to relocate equipment in the future are not determinable. As of July 2, 2010, our liability for the estimated future costs of relocating equipment that has not met the minimum sales volume was approximately $19 million. We have no recourse provisions against third parties for any amounts that we would be required to pay, nor were any assets held as collateral by third parties that we could obtain, if we are required to act upon our obligations under the Jumpstart Programs.

We purchase products of TCCC in the ordinary course of business to achieve the minimum required sales volume of TCCC products. We are unable to quantify the amount of these future purchases because we will purchase products at various costs, quantities, and mix in the future.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

We utilize derivative financial instruments to mitigate our exposure to certain market risks associated with our ongoing operations. The primary risks we seek to manage through the use of derivative financial instruments include interest rate risk, currency exchange risk, and commodity price risk. All derivative financial instruments are recorded at fair value on our Condensed Consolidated Balance Sheets. We do not use derivative financial instruments for trading or speculative purposes. While certain of our derivative instruments are designated as hedging instruments, we also enter into derivative instruments that are designed to hedge a risk, but are not designated as hedging instruments (referred to as an “economic hedge” or “non-designated hedge”). Changes in the fair value of these non-designated hedges are recognized in the expense line item that is consistent with the nature of the hedged risk. We are exposed to counterparty credit risk on all of our derivative financial instruments. We have established and maintained strict counterparty credit guidelines and enter into hedges only with financial institutions that are investment grade or better. We continuously monitor our counterparty credit risk, and utilize numerous counterparties to minimize our exposure to potential defaults. We do not require collateral under these agreements.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the fair value of our assets and liabilities related to derivative financial instruments, and the respective line items in which they were recorded in our Condensed Consolidated Balance Sheets as of July 2, 2010 and December 31, 2009 (in millions):

	Balance Sheets Location	July 2, 2010	December 31, 2009
Assets:
Derivatives designated as hedging instruments:
Interest rate swap agreements (A)	Prepaid expenses and other current assets	$22	$21
Interest rate swap agreements	Other noncurrent assets, net	27	20
Non-U.S. currency contracts (B)	Prepaid expenses and other current assets	6	13
Non-U.S. currency contracts	Other noncurrent assets, net	12	0
Commodity contracts	Prepaid expenses and other current assets	0	6

Total		67	60

Derivatives not designated as hedging instruments:
Commodity contracts	Prepaid expenses and other current assets	12	63

Total Assets		$79	$123

Liabilities:
Derivatives designated as hedging instruments:
Interest rate swap agreements (A)	Accounts payable and accrued expenses	$3	$3
Interest rate swap agreements	Other long-term obligations	5	8
Non-U.S. currency contracts (B)	Accounts payable and accrued expenses	38	15
Non-U.S. currency contracts	Other long-term obligations	21	64

Total		67	90

Derivatives not designated as hedging instruments:
Commodity contracts	Accounts payable and accrued expenses	1	1
Commodity contracts	Other long-term obligations	1	0
Total		2	1

Total Liabilities		$69	$91

(A)	Amounts include the gross interest receivable or payable on our interest rate swap agreements.
(B)	Amounts include the gross interest receivable or payable on our cross-currency swap agreements.

Fair Value Hedges

We utilize certain interest rate swap agreements designated as fair value hedges to mitigate our exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in interest rates. The gain or loss on the derivative and the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized immediately in interest expense, net on our Condensed Consolidated Statements of Operations. The following table summarizes our outstanding interest rate swap agreements designated as fair value hedges as of July 2, 2010 and December 31, 2009:

	July 2, 2010		December 31, 2009
Type	Notional Amount	Maturity Date	Notional Amount	Maturity Date
Fixed-to-floating interest rate swap	EUR 300 million	November 2010	EUR 300 million	November 2010
Fixed-to-floating interest rate swap	USD 300 million	August 2013	USD 300 million	August 2013

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the gain/(loss) of our derivative financial instruments designated as fair value hedges on our Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2010 and July 3, 2009 (in millions):

		Three Months Ended		Six Months Ended
Fair Value Hedging Instruments (A)	Statement of Operations Location	2010	2009	2010	2009
Interest rate swap agreements	Interest expense, net	$1	$(5)	$(1)	$(5)
Fixed-rate debt	Interest expense, net	(1)	5	1	5

(A)	The amount of ineffectiveness associated with these hedges was not material.

Cash Flow Hedges

Cash flow hedges are used to mitigate our exposure to changes in cash flows attributable to currency, interest rate, and commodity price fluctuations associated with certain forecasted transactions, including our purchases of raw materials and services denominated in non-functional currencies, interest payments on our floating-rate debt issuances, the receipt of interest and principal on intercompany loans denominated in a non-U.S. currency, and the payment of interest and principal on debt issuances in non-functional currencies. Effective changes in the fair value of these cash flow hedging instruments are recognized in accumulated other comprehensive income (AOCI) on our Condensed Consolidated Balance Sheets. The effective changes are then recognized in the period that the forecasted purchases or payments impact earnings in the expense line item that is consistent with the nature of the underlying hedged item. Any changes in the fair value of these cash flow hedges that are the result of ineffectiveness are recognized immediately in the expense line item that is consistent with the nature of the underlying hedged item. The following table summarizes our outstanding cash flow hedges as of July 2, 2010 and December 31, 2009 (all contracts denominated in a non-U.S. currency have been converted into USD using the period end spot rate):

	July 2, 2010		December 31, 2009
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Floating-to-fixed interest rate swap	USD 275 million	May 2011	USD 275 million	May 2011
Non-U.S. currency hedges	USD 1.5 billion	March 2013	USD 1.3 billion	March 2013
Commodity hedges (A)	N/A	N/A	USD 36 million	June 2010

(A)	Commodity hedges related to our purchases of vehicle fuel.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the net of tax effect of our derivative financial instruments designated as cash flow hedges on our AOCI and Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2010 and July 3, 2009 (in millions):

		Amount of Gain (Loss) Recognized in AOCI on Derivative Instruments
		Three Months Ended		Six Months Ended
Cash Flow Hedging Instruments (A)		2010	2009	2010	2009
Interest rate swap agreements		$1	$0	$1	$0
Non-U.S. currency contracts		25	(39)	13	(33)
Commodity contracts		1	5	2	4

Total		$27	$(34)	$16	$(29)

		Amount of Gain (Loss) Reclassified from AOCI into Earnings (B)
		Three Months Ended		Six Months Ended
Cash Flow Hedging Instruments	Statement of Operations Location	2010	2009	2010	2009
Non-U.S. currency contracts	Cost of sales	$(4)	$12	$(7)	$24
Non-U.S. currency contracts	Other nonoperating income (expense), net	21	(28)	24	(15)
Commodity contracts	Cost of sales	0	0	2	0
Commodity Contracts	Selling, delivery, and administrative expenses	1	(10)	2	(22)

Total		$18	$(26)	$21	$(13)

(A)	The amount of ineffectiveness associated with these hedges was not material.
(B)

Over the next 12 months, deferred losses totaling $15 million are expected to be reclassified from AOCI into the expense line item that is consistent with the nature of the underlying hedged item as the forecasted transactions occur.

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

The following table summarizes our outstanding economic hedges as of July 2, 2010 and December 31, 2009:

	July 2, 2010		December 31, 2009
Type	Notional Amount	Latest Maturity	Notional Amount	Latest Maturity
Non-U.S. currency hedges	USD 5 million	December 2010	USD 11 million	December 2010
Commodity hedges (A)	USD 369 million	December 2011	USD 323 million	December 2010

(A)	Commodity hedges relate to our purchases of vehicle fuel, aluminum, and natural gas.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Each reporting period, changes in the fair value of our economic hedges are recognized in the expense line item that is consistent with the nature of the hedged risk. The following table summarizes the effect of our derivative financial instruments not designated in specified hedging arrangements on our Condensed Consolidated Statements of Operations for the three and six months ended July 2, 2010 and July 3, 2009 (in millions):

	Three Months Ended		Six Months Ended
Gains/(Losses) - Statement of Operations Location	2010	2009	2010	2009
Cost of sales	$(22)	$3	$(21)	$1
Selling, delivery, and administrative expenses	(7)	0	(5)	(4)
Interest expense, net	0	0	0	(3)
Other nonoperating income, net	1	1	0	0

Total	$(28)	$4	$(26)	$(6)

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

As of July 2, 2010, our Corporate segment included net mark-to-market gains on our non-designated hedges totaling $2 million. These amounts are included in our consolidated results and will be reclassified into the earnings of the impacted operating segment when the underlying hedged transaction occurs. The following table summarizes the deferred gain/(loss) activity in our Corporate segment for the six months ended July 2, 2010 (in millions):

Gains/(Losses) Deferred at Corporate Segment	SD&A	Cost of Sales	Total
Balance at December 31, 2009	$2	$44	$46
Losses incurred during the period and recorded in the Corporate segment	(4)	(20)	(24)
Less: Gains transferred to operating segments	1	19	20

Balance at July 2, 2010 (A)	$(3)	$5	$2

(A)

Approximately $12 million of net mark-to-market gains on our non-designated hedges will be reclassified from the Corporate segment into the earnings of the impacted operating segment during the remainder of 2010, assuming no additional commodity hedge positions are entered into and no commodity price fluctuations.

For additional information about our segment reporting, refer to Note 14.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7 – DEBT

The following table summarizes our debt as of July 2, 2010 and December 31, 2009 (in millions):

	July 2, 2010		December 31, 2009
	Principal Balance	Rates(A)	Principal Balance	Rates(A)
Canadian dollar commercial paper	$117	0.5%	$141	0.3%
U.S. dollar notes due 2010-2037	3,293	5.0	3,287	5.0
Euro notes due 2010(B)	382	1.0	477	1.1
U.K. pound sterling notes due 2016-2021	519	6.5	552	6.5
Swiss franc note due 2013	188	4.4	193	4.4
U.S. dollar debentures due 2012-2098	3,768	7.4	3,768	7.4
U.S. dollar zero coupon notes due 2020(C)	216	8.4	207	8.4
Capital lease obligations (D)	107	—	120	—
Other debt obligations	32	—	32	—

Total debt (E) (F)	8,622		8,777

Less: current portion of debt	1,051		886

Debt, less current portion	$7,571		$7,891

(A)	These rates represent the weighted average interest rates or effective interest rates on the balances outstanding, as adjusted for the effects of interest rate swap agreements, if applicable.
(B)	In May 2010, a 25 million Euro ($33 million), floating rate note matured.
(C)	These amounts are shown net of unamortized discounts of $272 million and $281 million as of July 2, 2010 and December 31, 2009, respectively.
(D)	These amounts represent the present value of our minimum capital lease payments as of July 2, 2010 and December 31, 2009, respectively.
(E)	At July 2, 2010, approximately $725 million of our outstanding debt was issued by our subsidiaries and guaranteed by CCE.
(F)

The total fair value of our debt was $10.2 billion and $9.7 billion at July 2, 2010 and December 31, 2009, respectively. The fair value of our debt is determined using quoted market prices for publicly traded instruments, and for non-publicly traded instruments through a variety of valuation techniques depending on the specific characteristics of the debt instrument, taking into account credit risk.

Debt and Credit Facilities

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 17 banks. At July 2, 2010, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Based on information currently available to us, we have no indication that the financial institutions syndicated under this facility would be unable to fulfill their commitments to us as of the date of the filing of this report. Upon consummation of the Merger, an amendment to this credit facility will become effective and the credit facility will only be available to TCCC.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We also have uncommitted amounts available under a debt facility, which could be used for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this debt facility and the related costs to borrow are subject to market conditions at the time of borrowing.

Covenants

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of July 2, 2010. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Affiliate Guarantees

In North America, we guarantee repayment of debt owed by a PET (plastic) bottle manufacturing cooperative in which we have an equity interest. We also guarantee the repayment of debt owed by a vending partnership in which we have a limited partnership interest.

The following table summarizes the maximum amounts of our guarantees and the amounts of affiliate debt outstanding under these guarantees as of July 2, 2010 and December 31, 2009 (in millions):

		Guaranteed		Outstanding
Category	Maturity	2010	2009	2010	2009
Manufacturing cooperative	Various through 2015	$239	$239	$171	$177
Vending partnership	July 2013	13	13	9	10

		$252	$252	$180	$187

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

Variable Interest Entities

We have identified the manufacturing cooperatives and the purchasing cooperative in which we participate as variable interest entities (VIEs). Our variable interests in these cooperatives include an equity investment in each of the entities and certain debt guarantees. We consolidate the assets, liabilities, and results of operations of all VIEs for which we have determined we are the primary beneficiary. In June 2009, the Financial Accounting Standards Board issued revised guidance on the consolidation of VIEs. The revised guidance replaces the quantitative-based risks and rewards calculation for determining the primary beneficiary of a VIE with a qualitative approach that focuses on identifying which enterprise has a controlling financial interest in a VIE. The primary beneficiary of a VIE has both the: (1) power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) obligation to absorb losses or the right to receive benefits from the VIE. Additionally, the revised guidance requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures. This guidance was effective for us on January 1, 2010. As a result of this guidance, we deconsolidated two entities from our consolidated financial statements. The deconsolidation of these entities resulted in a $4 million adjustment to accumulated deficit and did not have a material impact on our Condensed Consolidated Financial Statements.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Contingencies

In connection with the agreements entered into between us and TCCC on February 25, 2010, three putative class action lawsuits were filed in the Superior Court of Fulton County, Georgia, and five putative class action lawsuits were filed in Delaware Chancery Court between the announcement date and the present. The lawsuits are similar and assert claims on behalf of our shareholders for various breaches of fiduciary duty in connection with the agreement. The lawsuits name us, our Board of Directors, and TCCC as defendants. Plaintiffs in each case seek to enjoin the transaction, to declare the deal void and rescind the transaction if it is consummated, to require disgorgement of all profits the defendants receive from the transaction, and to recover damages, attorneys’ fees, and litigation expenses. The Georgia cases were consolidated by orders entered March 25, 2010 and April 9, 2010, and the Delaware cases were consolidated on March 16, 2010. We believe the cases to be without merit and intend to defend them vigorously. For additional information about the Merger agreement between us and TCCC, refer to Note 2.

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

There are various other lawsuits and claims pending against us, including claims for injury to persons or property. We believe that such claims are covered by insurance with financially responsible carriers, or we have recognized adequate provisions for losses that are probable and estimable in our Condensed Consolidated Financial Statements. In our opinion, the losses that might result from such litigation arising from these claims are not expected to have a material effect on our Condensed Consolidated Financial Statements.

Environmental

At July 2, 2010, there was 1 U.S. state Superfund site for which our and our bottling subsidiaries’ involvement or liability as a potentially responsible party (PRP) was unresolved. We believe any ultimate liability under this PRP designation will not have a material effect on our Condensed Consolidated Financial Statements. In addition, we or our bottling subsidiaries have been named as a PRP at 45 other U.S. federal and 12 other U.S. state Superfund sites under circumstances that have led us to conclude that either (1) we will have no further liability because we had no responsibility for depositing hazardous waste; (2) our ultimate liability, if any, would be less than $100,000 per site; or (3) payments made to date will be sufficient to satisfy our liability.

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Letters of Credit

At July 2, 2010, we had letters of credit issued as collateral for claims incurred under self-insurance programs for workers’ compensation and large deductible casualty insurance programs aggregating $300 million. These outstanding letters of credit reduce the availability under our $2.5 billion multi-currency credit facility (refer to Note 7).

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

NOTE 9 – EMPLOYEE BENEFIT PLANS

Pension Plans

We sponsor a number of defined benefit pension plans covering substantially all of our employees in North America and Europe. The following table summarizes the net periodic benefit costs of our pension plans for the three and six months ended July 2, 2010 and July 3, 2009 (in millions):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Components of net periodic benefit costs:
Service cost	$34	$33	$69	$65
Interest cost	51	51	104	102
Expected return on plan assets	(63)	(57)	(127)	(114)
Amortization of prior service cost	(2)	2	(5)	4
Amortization of actuarial loss	20	13	41	26
Settlements	0	2	0	11

Net periodic benefit cost	$40	$44	$82	$94

Other Postretirement Benefit Plans

We sponsor unfunded defined benefit postretirement plans, which provide healthcare and life insurance benefits based on defined formulas to substantially all of our U.S. and Canadian employees who retire or terminate after qualifying for such benefits. Retirees of our European operations are covered primarily by government-sponsored programs. The following table summarizes the net periodic benefit costs of our other postretirement benefit plans for the three and six months ended July 2, 2010 and July 3, 2009 (in millions):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Components of net periodic benefit costs:
Service cost	$2	$2	$4	$5
Interest cost	4	6	9	11
Amortization of prior service credit	(1)	(3)	(3)	(6)

Net periodic benefit cost	$5	$5	$10	$10

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contributions

Contributions to our pension and other postretirement benefit plans totaled $77 million and $260 million during the six months ended July 2, 2010 and July 3, 2009, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2010, as well as our actual contributions for the year ended December 31, 2009 (in millions):

	Projected(A) 2010	Actual(A) 2009
Pension - U.S.	$15	$322
Pension - non-U.S.	80	152
Other Postretirement	20	20

Total contributions	$115	$494

(A)

These amounts represent only company-paid contributions. During 2010, we do not expect to make any contributions to our U.S. qualified pension plans due to the pending Merger with TCCC (refer to Note 2). During 2009, our contributions were substantially higher than our projected contributions for 2010 as a result of the significant decline in the funded status of our defined benefit pension plan during 2008. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 10 – INCOME TAXES

Our effective tax rate was approximately 25 percent and 24 percent for the six months ended July 2, 2010 and July 3, 2009, respectively. The following table provides a reconciliation of the income tax expense at the statutory U.S. federal rate to our actual income tax expense for the six months ended July 2, 2010 and July 3, 2009 (in millions):

	Six Months Ended
	2010	2009
U.S. federal statutory expense	$214	$173
U.S. state expense, net of federal benefit	4	3
Taxation of European and Canadian operations, net	(71)	(63)
Valuation allowance change	(5)	5
Rate and law change expense (benefit), net (A)	6	(3)
Nondeductible items	6	7
Revaluation of income tax obligations	(3)	0
Other, net	(1)	(2)

Total provision for income taxes	$150	$120

(A)	The 2010 amount represents the deferred tax impact of changes made to the tax deductibility of Medicare Part D subsidies as part of the recently enacted health care legislation.

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

The following table summarizes our basic and diluted earnings per common share calculations for the three and six months ended July 2, 2010 and July 3, 2009 (in millions, except per share data; per share data is calculated prior to rounding to millions):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Net income	$356	$313	$462	$374

Basic weighted average common shares outstanding (A)	501	487	497	487
Effect of dilutive securities (B)	13	3	12	2

Diluted weighted average common shares outstanding (A)	514	490	509	489

Basic earnings per common share	$0.71	$0.64	$0.93	$0.77

Diluted earnings per common share	$0.69	$0.64	$0.91	$0.77

(A)

At both July 2, 2010 and July 3, 2009, we were obligated to issue, for no additional consideration, 0.9 million common shares under deferred compensation plans and other agreements. These shares were included in our calculation of basic and diluted earnings per share for each period presented.

(B)

Options to purchase 21 million and 39 million shares were outstanding as of July 2, 2010 and July 3, 2009, respectively. Of these amounts, options to purchase 0.5 million and 30 million common shares for the three months ended July 2, 2010 and July 3, 2009, respectively, were not included in the computation of diluted earnings per common share, because the effect of including the options in the computation would have been antidilutive. For the six months ended July 2, 2010 and July 3, 2009, options to purchase 2 million and 33 million common shares were not included in the computation of diluted earnings per share, because the effect of including the options in the computation would have been antidilutive. The dilutive impact of the remaining options outstanding in each period was included in the effect of dilutive securities.

During the six months ended July 2, 2010, we issued an aggregate of 11 million shares of common stock from the exercise of share options with a total intrinsic value of $68 million.

Dividend payments on our common stock totaled $90 million and $68 million during the six months ended July 2, 2010 and July 3, 2009, respectively. In February 2010, our Board of Directors approved a $0.01 increase in our quarterly dividend from $0.08 to $0.09 beginning in the first quarter of 2010.

In connection with the Merger, the Compensation Committee of the Board of Directors approved a modification of certain share-based payment awards contingent upon a “change of control.” These awards were modified to ensure that the share-based payment awards held by our employees (including employees expected to be employed by New CCE) were fairly converted upon the closing of the transaction with TCCC. The modification of these awards did not result in a material change in the expected share-based compensation for these awards. For additional information about our share-based payment awards, refer to Note 11 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12 – COMPREHENSIVE INCOME

Comprehensive income is comprised of net income and other adjustments, including items such as non-U.S. currency translation adjustments, hedges of net investments in non-U.S. subsidiaries, pension and other postretirement benefit plan liability adjustments, gains and losses on certain investments in marketable equity securities, and changes in the fair value of certain derivative financial instruments qualifying as cash flow hedges. We do not provide income taxes on currency translation adjustments, as the earnings from our non-U.S. subsidiaries are considered to be indefinitely reinvested. The following table summarizes our comprehensive income for the three and six months ended July 2, 2010 and July 3, 2009 (in millions):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
Net income	$356	$313	$462	$374
Currency translations	(112)	198	(295)	184
Net investment hedges, net of tax	0	(12)	0	0
Pension and other postretirement benefit plan liability adjustments, net of tax	11	9	17	1
Cash flow hedges, net of tax	9	(8)	(5)	(16)
Other adjustments, net of tax	1	(8)	(3)	(6)

Net comprehensive income adjustments, net of tax	(91)	179	(286)	163

Comprehensive income	$265	$492	$176	$537

During the first quarter of 2010, we sold our remaining investment in certain marketable securities. The sale resulted in a total gain of $4 million ($3 million net of tax), which was recorded in other nonoperating income on our Condensed Consolidated Financial Statements. The net cash proceeds from the sale totaling approximately $20 million were received in the second quarter of 2010.

NOTE 13 – RESTRUCTURING ACTIVITIES

The following table summarizes the total restructuring costs incurred, by operating segment, for the three and six months ended July 2, 2010 and July 3, 2009 (in millions):

	Three Months Ended		Six Months Ended
	2010	2009	2010	2009
North America	$3	$9	$11	$26
Europe	1	2	2	3
Corporate	7	15	6	42

Consolidated	$11	$26	$19	$71

Supply Chain Initiatives and Business Optimization

During the three and six months ended July 2, 2010, we recorded restructuring charges totaling $11 million and $19 million, respectively, and during the three and six months ended July 3, 2009, we recorded restructuring charges totaling $6 million and $12 million, respectively, primarily related to our supply chain initiatives and optimizing certain information business processes. These charges were included in SD&A expenses. As of July 2, 2010 we had commenced the closure of 5 production facilities and expect to close additional facilities in North America during the remainder of this program. Under this program, we are also rationalizing our sales centers, improving the consistency of our plant operations in North America and Europe, and streamlining our European cooler services business. We expect this program to result in restructuring charges of $100 million to $125 million, of which approximately $50 million is expected to be noncash. We expect to be substantially complete with these restructuring activities by the end of 2011.

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes these restructuring activities for the six months ended July 2, 2010 and for the year ended December 31, 2009 (in millions):

	Severance Pay and Benefits	Accelerated Depreciation(A)	Consulting, Relocation, and Other	Total
Balance at December 31, 2008	$0	$0	$0	$0
Provision	8	15	10	33
Cash payments	(2)	0	(9)	(11)
Noncash items	0	(15)	0	(15)

Balance at December 31, 2009	6	0	1	7
Provision	10	5	4	19
Cash payments	(3)	0	(4)	(7)
Noncash items	0	(5)	0	(5)

Balance at July 2, 2010	$13	$0	$1	$14

(A)

Accelerated depreciation represents the difference between the depreciation expense of the asset using the original useful life and the depreciation expense of the asset under the reduced useful life due to the restructuring activity.

Business Reorganization and Process Standardization

During the three and six months ended July 3, 2009, we recorded restructuring charges totaling $20 million and $59 million, respectively. These charges, included in SD&A expenses, were related to our restructuring program to support the implementation of key strategic initiatives designed to achieve long-term sustainable growth. Through this restructuring program, we (1) reorganized our U.S. operations by reducing the number of business units from six to four; (2) enhanced the standardization of our operating structure and business practices; (3) created a more efficient supply chain and order fulfillment structure; (4) improved customer service in North America through the implementation of a new selling system for smaller customers; and (5) streamlined and reduced the cost structure of back office functions in the areas of accounting and human resources. At December 31, 2009, we had completed these restructuring activities. The cumulative cost of this program was $336 million.

The following table summarizes these restructuring activities for the six months ended July 2, 2010 (in millions):

	Severance Pay and Benefits	Consulting, Relocation, and Other	Total
Balance at December 31, 2009	$32	$4	$36
Cash payments	(16)	(1)	(17)

Balance at July 2, 2010	$16	$3	$19

For additional information about our restructuring activities, refer to Note 16 of the Notes to Consolidated Financial Statements in our Form 10-K.

NOTE 14 – OPERATING SEGMENTS

We operate in one industry within two geographic regions, North America and Europe, which represent our operating segments. These segments derive their revenues from marketing, producing, and distributing nonalcoholic beverages. There are no material amounts of sales or transfers between North America and Europe and no significant U.S. export sales. In North America, sales to Wal-Mart Stores, Inc. (and its affiliated companies) accounted for approximately 16 percent and 12 percent of our net operating revenues during the six months ended July 2, 2010 and July 3, 2009, respectively. No single customer accounted for more than 10 percent of our net operating revenues in Europe during the six months ended July 2, 2010 and July 3, 2009.

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

Beginning in the third quarter of 2009, the mark-to-market gains/losses related to our non-designated hedges are included in our Corporate segment until such time as the underlying hedge transaction affects the earnings of an operating segment (North America or Europe). In the period the underlying hedged transaction occurs, the accumulated mark-to-market gains/losses related to the hedged transaction are reclassified from the Corporate segment into the earnings of the impacted operating segment. This treatment allows our operating segments to reflect the true economic effects of the underlying hedged transaction without experiencing the mark-to-market volatility associated with these non-designated hedges. Prior to the third quarter of 2009, out of year mark-to-market gains/losses related to our non-designated hedges were not material. For additional information about our non-designated hedges, refer to Note 6.

The following table summarizes selected financial information about our operating segments for the three and six months ended July 2, 2010 and July 3, 2009 (in millions):

	North America (A)	Europe (B)	Corporate	Consolidated
Three months ended July 2, 2010:
Net operating revenues	$4,153	$1,731	$0	$5,884
Operating income (C) (D) (E)	462	326	(186)	602
Three months ended July 3, 2009:
Net operating revenues	$4,135	$1,774	$0	$5,909
Operating income (E)	375	308	(134)	549
Six months ended July 2, 2010:
Net operating revenues	$7,613	$3,239	$0	$10,852
Operating income (C) (D) (E) (F)	656	527	(307)	876
Capital asset investments	230	124	17	371
Six months ended July 3, 2009:
Net operating revenues	$7,790	$3,169	$0	$10,959
Operating income (E)	579	483	(272)	790
Capital asset investments	259	115	31	405

(A)	Canada contributed approximately 10 percent and 8 percent of North America’s net operating revenues during the six months ended July 2, 2010 and July 3, 2009, respectively.
(B)	Great Britain contributed approximately 38 percent of Europe’s net operating revenues during the six months ended July 2, 2010 and July 3, 2009.

The following items included in our reported results affected the comparability of our segment financial results for the three and six months ended July 2, 2010 (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability).

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(C)

For the three and six months ended July 2, 2010, our Corporate operating income included $26 million and $24 million, respectively, of net mark-to-market losses on our non-designated commodity hedges that will be reclassified into the earnings of the impacted operating segments when the underlying hedge transactions occur. In addition, our Corporate operating income for the three and six months ended July 2, 2010 included the impact of $18 million and $20 million, respectively, of net mark-to-market gains on our non-designated commodity hedged transactions that were reclassified from the Corporate segment into the earnings of the affected operating segments as the underlying hedged transactions occurred.

(D)	For the three and six months ended July 2, 2010, our operating income in Corporate included Merger related expenses totaling $23 million and $40 million, respectively.
(E)

For the three months ended July 2, 2010 and July 3, 2009, our operating income in North America, Europe, and Corporate included restructuring charges totaling $3 million, $1 million, and $7 million, respectively, and $9 million, $2 million, and $15 million, respectively. For the six months ended July 2, 2010 and July 3, 2009, our operating income in North America, Europe, and Corporate included restructuring charges totaling $11 million, $2 million, and $6 million, respectively, and $26 million, $3 million, and $42 million, respectively.

(F)

For the six months ended July 2, 2010, our North America segment included $14 million related to legal settlements ($12 million related to the State of Delaware unclaimed property audit and $2 million related to other legal matters).

NOTE 15 – FAIR VALUE MEASUREMENTS

The following tables summarize our non-pension financial assets and liabilities recorded at fair value on a recurring basis (at least annually) as of July 2, 2010 and December 31, 2009 (in millions):

	July 2, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (A)	$680	$0	$680	$0
Deferred compensation plan assets (B)	78	61	17	0
Derivative assets (C)	79	0	79	0

Total assets	$837	$61	$776	$0

Derivative liabilities (C)	$69	$0	$69	$0

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds (A)	$468	$0	$468	$0
Deferred compensation plan assets (B)	73	60	13	0
Marketable equity securities (D)	20	20	0	0
Derivative assets (C)	123	0	123	0

Total assets	$684	$80	$604	$0

Derivative liabilities (C)	$91	$0	$91	$0

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

COCA-COLA ENTERPRISES INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

OVERVIEW

Coca-Cola Enterprises Inc. (“CCE,” “we,” “our,” or “us”) is a marketer, producer, and distributor of nonalcoholic beverages. We market, produce, and distribute our products to customers and consumers through license territories in the United States, Canada, the British Virgin Islands, the United States Virgin Islands, and the Cayman Islands (collectively referred to as North America). We are also the sole licensed bottler for products of The Coca-Cola Company (TCCC) in Belgium, continental France, Great Britain, Luxembourg, Monaco, and the Netherlands (collectively referred to as Europe). Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying Notes in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009 (Form 10-K).

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

Sales of our products tend to be seasonal, with the second and third quarters accounting for higher unit sales of our products than the first and fourth quarters. In a typical year, we earn more than 60 percent of our annual operating income during the second and third quarters of the year. Sales in Europe tend to experience more seasonality than those in North America due, in part, to a higher sensitivity of European consumption to weather conditions. The seasonality of our sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, and interest expense, impacts our results on a quarterly basis. Accordingly, our results for the second quarter and first six months of 2010 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2010.

For reporting convenience, our quarters close on the Friday closest to the end of the quarterly calendar period. There were the same number of selling days during the second quarter of 2010 and 2009, and there was one less selling day during the first six months of 2010 versus the first six months of 2009 (based upon a standard five-day selling week). Year-over-year selling days will be the same in the third quarter, and there will be one additional selling day in the fourth quarter of 2010 versus the fourth quarter of 2009.

Relationship with The Coca-Cola Company

We are a marketer, producer, and distributor principally of products of TCCC with greater than 90 percent of our sales volume consisting of sales of TCCC products. Our license arrangements with TCCC are governed by licensing territory agreements. TCCC owned approximately 34 percent of our outstanding shares as of July 2, 2010. Our financial results are greatly impacted by our relationship with TCCC. Our collaborative efforts with TCCC are necessary to (1) create and develop new brands and packages; (2) market our products in the most effective manner possible; and (3) find ways to maximize efficiency. For additional information about our transactions with TCCC, refer to Note 5 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and Note 3 of the Notes to Consolidated Financial Statements in our Form 10-K.

On February 25, 2010, we entered into a Merger Agreement with TCCC. For additional information about the agreements, refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES INC.

Financial Results

Our net income in the second quarter of 2010 was $356 million, or $0.69 per diluted common share, compared to $313 million, or $0.64 per diluted common share, in the second quarter of 2009. The following items included in our reported results affected the comparability of our year-over-year financial results (the items listed below are based on defined terms and thresholds and represent all material items management considered for year-over-year comparability):

Second Quarter 2010

•	Net mark-to-market losses totaling $44 million ($28 million net of tax, or $0.06 per diluted common share) related to the out of period mark-to-market impact of our non-designated hedges;

•	Expenses totaling $23 million ($14 million net of tax, or $0.03 per diluted common share) related to the pending Merger with TCCC; and

•

Charges totaling $11 million ($7 million net of tax, or $0.01 per diluted common share) related to restructuring activities, primarily to support the optimization of certain information business processes.

Second Quarter 2009

•

Charges totaling $26 million ($15 million net of tax, or $0.03 per diluted common share) related to restructuring activities, primarily to streamline and reduce the cost structure of our global back-office functions and to support the integration and optimization of key supply chain initiatives.

Financial Summary

Our financial performance during the second quarter of 2010 was impacted by the following significant factors:

•	Solid operating results in Europe driven by strong volume growth, marketplace execution, and moderate cost trends;

•

Slightly positive volume growth in North America driven by strong promotional activity surrounding key holidays (Memorial Day and Fourth of July), aggressive pricing for our core sparkling beverages by certain large retailers, and modestly improving single-serve trends particularly for our still beverages;

•	Reduced input costs in North America, which drove gross margin expansion despite lower net pricing per case for our products;

•

Strong volume growth for Coca-Cola Zero across most of our territories, the benefit of recent product additions including Monster Energy drinks and vitaminwater zero, and strong marketing initiatives surrounding the World Cup in South Africa;

•	Continued benefits from our Ownership Cost Management (OCM) practices;

•	Lower interest expense, offset partially by a higher year-over-year effective tax rate; and

•	Unfavorable currency exchange rate changes that decreased earnings per diluted common share by approximately $0.03.

Europe Results

In Europe, we delivered solid operating results during the second quarter of 2010 driven by strong volume growth of 5.5 percent and pricing growth of 0.5 percent. Solid marketplace execution, marketing initiatives surrounding the World Cup in South Africa, the continued success of our Coca-Cola trademark beverages, and still beverage portfolio expansion were the primary drivers of our second quarter of 2010 volume performance. In our continental European territories, we experienced volume growth of 7.5 percent, driven by strong growth in our Coca-Cola trademark beverages, especially Coca-Cola Zero, and still beverage expansion with the introduction of Capri-Sun products in Belgium and the Netherlands and Ocean Spray products in France. Our volume in Great Britain increased 2.5 percent, which included sparkling beverage growth, increased energy drink volume, and higher sales of our still beverages. In addition to volume growth, Europe’s performance during the second quarter of 2010 included a modest decline in cost of sales per case, the ongoing benefits of our effectiveness and efficiency initiatives, and operating savings created through OCM. During the remainder of 2010, we will maintain our commitment to strong execution in the European marketplace and will continue to refine our price-package architecture to ensure we are targeting specific customer and consumer needs.

COCA-COLA ENTERPRISES INC.

North America Results

During the second quarter of 2010, our North American bottle and can sales volume increased 0.5 percent while our net price per case declined 0.5 percent. These results reflect strong promotional activity surrounding key holidays (Memorial Day and Fourth of July) and aggressive pricing for our core sparkling beverages by certain large retailers. In addition to core sparkling beverage growth, we also experienced modestly improving single-serve consumption trends particularly for our still beverages. These improving trends helped us achieve growth in our single-serve package category for the first time in over three years. Our bottle and can cost of sales per case declined 3.0 percent during the quarter reflecting lower input costs. The decrease in our input costs helped generate gross margin expansion despite lower net pricing per case. In addition, we continued to drive operating savings through effectiveness efforts such as OCM. During the remainder of 2010, we will continue to evolve our North American price-package architecture initiatives and strengthen our brand and package portfolio while maintaining our focus on expense control initiatives.

COCA-COLA ENTERPRISES INC.

OPERATIONS REVIEW

The following table summarizes our Condensed Consolidated Statements of Operations data as a percentage of net operating revenues for the periods presented:

	Second Quarter		First Six Months
	2010	2009	2010	2009
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.0	61.7	61.2	62.2

Gross profit	39.0	38.3	38.8	37.8
Selling, delivery, and administrative expenses	28.7	29.0	30.8	30.6

Operating income	10.3	9.3	8.0	7.2
Interest expense, net	2.2	2.5	2.5	2.7
Other nonoperating income, net	0.0	0.1	0.0	0.0

Income before income taxes	8.1	6.9	5.5	4.5
Income tax expense	2.0	1.6	1.3	1.1

Net income	6.1%	5.3%	4.2%	3.4%

Operating Income

The following table summarizes our operating income by operating segment for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter				First Six Months
	2010		2009		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
North America	$462	77.0%	$375	68.5%	$656	75.0%	$579	73.5%
Europe	326	54.0	308	56.0	527	60.0	483	61.0
Corporate	(186)	(31.0)	(134)	(24.5)	(307)	(35.0)	(272)	(34.5)

Consolidated	$602	100.0%	$549	100.0%	$876	100.0%	$790	100.0%

During the second quarter and first six months of 2010, we had operating income of $602 million and $876 million, respectively, compared to $549 million and $790 million during the second quarter and first six months of 2009, respectively. The following table summarizes the significant components of the change in our operating income for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2010		First Six Months 2010
	Amount	Change Percent of Total	Amount	Change Percent of Total
Changes in operating income:
Impact of bottle and can price and mix on gross profit	$(2)	(0.5)%	$(36)	(4.5)%
Impact of bottle and can cost and mix on gross profit	64	11.5	153	19.5
Impact of bottle and can volume on gross profit	40	7.5	14	2.0
Impact of bottle and can selling day shift on gross profit	—	0.0	(26)	(3.5)
Impact of post mix, non-trade, and other on gross profit	(13)	(2.5)	(23)	(3.0)
Selling, delivery, and administrative expenses	31	5.5	54	7.0
Net mark-to-market losses related to non-designated hedges	(44)	(8.0)	(44)	(5.5)
Net impact of restructuring charges	15	3.0	52	6.5
Transaction related costs	(23)	(4.0)	(40)	(5.0)
Legal settlements	—	0.0	(14)	(2.0)
Currency exchange rate changes	(18)	(3.5)	(8)	(1.0)
Other changes	3	0.5	4	0.5

Change in operating income	$53	9.5%	$86	11.0%

COCA-COLA ENTERPRISES INC.

Net Operating Revenues

Net operating revenues decreased 0.5 percent in the second quarter of 2010 to $5.9 billion and 1.0 percent in the first six months of 2010 to $10.9 billion. These changes included a currency exchange rate reduction of approximately 1.5 percent in the second quarter of 2010 and a currency exchange rate increase of approximately 0.5 percent in the first six months of 2010. The percentage of our second quarter of 2010 net operating revenues derived from North America and Europe was 71 percent and 29 percent, respectively.

During the second quarter of 2010, our net operating revenues in North America were flat reflecting a 0.5 percent reduction in our bottle and can net price per case, offset by modest volume growth of 0.5 percent. In Europe, our net operating revenues declined 2.5 percent, which included a negative currency impact of 7.0 percent. Strong volume growth of 5.5 percent and modest pricing growth of 0.5 percent drove our European revenue performance during the second quarter of 2010.

Net operating revenues per case decreased 2.0 percent and 0.5 percent in the second quarter and first six months of 2010 versus the second quarter and first six months of 2009, respectively. The following table summarizes the significant components of the change in our net operating revenues per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2010			First Six Months 2010
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in net operating revenues per case:
Bottle and can net price per case	(0.5)%	0.5%	0.0%	(1.0)%	1.5%	(0.5)%
Bottle and can currency exchange rate changes	1.0	(7.0)	(1.5)	1.5	(1.5)	0.5
Post mix, non-trade, and other	(0.5)	(1.0)	(0.5)	(1.5)	(0.5)	(0.5)

Change in net operating revenue per case	0.0%	(7.5)%	(2.0)%	(1.0)%	(0.5)%	(0.5)%

During the second quarter of 2010, our bottle and can sales accounted for 92 percent of our total net operating revenues. Bottle and can net price per case is based on the invoice price charged to customers reduced by promotional allowances and is impacted by the price charged per package or brand, the volume generated in each package or brand, and the channels in which those packages or brands are sold. To the extent we are able to increase volume in higher margin packages or brands that are sold through higher margin channels, our bottle and can net pricing per case will increase without an actual increase in wholesale pricing. In North America, our bottle and can net price per case reflects the impact of higher sparkling beverage rates, offset by the negative mix impact of strong promotional activity, particularly surrounding key holidays (Memorial Day and Fourth of July). Our bottle and can net price per case in Europe benefited from the mix impact of our higher-margin still beverage portfolio expansion, offset partially by promotional activity, including marketing initiatives surrounding the World Cup.

Volume

The following table summarizes the change in our bottle and can volume for the periods presented, as adjusted to reflect the impact of one less selling day during the first six months of 2010 versus the first six months of 2009 (selling days were the same in the second quarter of 2010 and 2009; rounded to the nearest 0.5 percent):

	Second Quarter 2010			First Six Months 2010
	North America	Europe	Consolidated	North America	Europe	Consolidated
Change in volume	0.5%	5.5%	2.0%	(1.5)%	3.0%	0.0%
Impact of selling day shift (A)	0.0	0.0	0.0	0.5	0.5	0.5

Change in volume, adjusted for selling day shift	0.5%	5.5%	2.0%	(1.0)%	3.5%	0.5%

COCA-COLA ENTERPRISES INC.

(A)	Represents the impact of changes in selling days between periods (based upon a standard five-day selling week).

North America comprised 72 percent and 73 percent of our consolidated bottle and can volume during the second quarter and first six months of 2010 and 2009, respectively.

Brands

The following table summarizes our bottle and can volume results by major brand category for the periods presented, as adjusted to reflect the impact of one less selling day during the first six months of 2010 versus the first six months of 2009 (selling days were the same in the second quarter of 2010 and 2009; rounded to the nearest 0.5 percent):

	Second Quarter 2010		First Six Months 2010
	Change	Percent of Total	Change	Percent of Total
North America:
Coca-Cola trademark	0.0%	56.0%	0.0%	57.0%
Sparkling flavors and energy	0.0	24.5	(1.0)	24.5
Juices, isotonics, and other	5.5	12.0	0.0	11.0
Water	(1.0)	7.5	(5.0)	7.5

Total	0.5%	100.0%	(1.0)%	100.0%

Europe:
Coca-Cola trademark	3.5%	68.5%	3.5%	69.5%
Sparkling flavors and energy	3.5	17.0	1.0	16.5
Juices, isotonics, and other	24.0	11.5	11.0	11.0
Water	(1.5)	3.0	(0.5)	3.0

Total	5.5%	100.0%	3.5%	100.0%

Consolidated:
Coca-Cola trademark	1.0%	59.5%	1.0%	60.5%
Sparkling flavors and energy	0.5	22.0	(1.0)	22.5
Juices, isotonics, and other	10.0	12.0	2.5	11.0
Water	(1.0)	6.5	(4.5)	6.0

Total	2.0%	100.0%	0.5%	100.0%

In North America, our second quarter of 2010 sales volume increased 0.5 percent versus the second quarter of 2009 representing the first year-over-year quarterly volume increase since the third quarter of 2008. This performance was primarily driven by strong promotions surrounding key holidays during the quarter (Memorial Day and Fourth of July), the continued strong performance of Coca-Cola Zero, successful price package architecture initiatives such as the ‘slim’ can, and modestly improving single-serve trends particularly  for  our  still  beverages. Our  multi-serve  sparkling  beverage  volume,  particularly  our core brands such as Coca-Cola, Coca-Cola Zero, and Sprite, benefited during the second quarter of 2010 from aggressive pricing by certain large retailers, principally Wal-Mart, who is our largest customer in North America. We do not expect these retailers to continue with similar pricing promotions during the remainder of the year. We also continued to build on the success of our more than 100 “Boost Zones” in North America, which create higher brand awareness and opportunities for volume improvement by enhancing our marketplace focus. Additionally, we continued our brand and package innovation with the introduction of vitaminwater zero and the continued roll-out of our two-liter contour bottle across all of our U.S. territories. These positive factors were offset partially by continued weakness in certain higher-margin products and packages.

Sales of our Coca-Cola trademark products in North America were flat during the second quarter of 2010 reflecting a 1.5 percent increase in the sale of our regular Coca-Cola trademark products, offset by a 2.0 percent decline in the sale of our diet Coca-Cola trademark products. The increase in our regular Coca-Cola trademark products was primarily attributable to a 2.5 percent increase in the sale of Coca-Cola, offset partially by reduced sales of Caffeine Free Coke. The decline in our diet Coca-Cola trademark products was driven by lower sales of Diet Coke and Caffeine Free Diet Coke, offset partially by strong volume gains for Coca-Cola Zero.

COCA-COLA ENTERPRISES INC.

Our sparkling flavors and energy volume in North America was also flat during the second quarter of 2010. This performance was driven by increased sales of several sparkling beverage products, including Sprite, Dr Pepper, and Schweppes, offset by lower sales of our energy drink portfolio as a result of the termination of our distribution agreement with Rockstar in 2009. The reduction in sales of our energy drink portfolio was offset partially by continued strong volume gains for Monster Energy drinks.

Our juices, isotonics, and other volume in North America increased 5.5 percent during the second quarter of 2010. This increase reflects strong volume gains for our POWERade brands, offset partially by a decline in sales of MinuteMaid, Nestea, and glacéau’s vitaminwater products. Sales volume for our water brands decreased 1.0 percent, reflecting a decline in sales of our Dasani multi-serve and single-serve packages, offset partially by volume gains in the sale of glacéau’s smartwater.

In Europe, we achieved volume growth of 5.5 percent during the second quarter of 2010 versus the second quarter of 2009. This increase reflects solid growth in both sparkling and still beverages, which grew 3.5 percent and 17.5 percent, respectively. Both continental Europe and Great Britain experienced volume gains during the second quarter, with sales volume increasing 7.5 percent and 2.5 percent, respectively. Solid marketplace execution, increased promotional activity particularly surrounding our World Cup activation, and the continued success of our “Red, Black, and Silver” three-cola strategy were the primary drivers of our second quarter of 2010 volume performance. Our volume in Europe also benefited from the expanded distribution of Capri-Sun products in Belgium and the Netherlands and Ocean Spray products in France.

Our Coca-Cola trademark products in Europe increased 3.5 percent in the second quarter of 2010. This increase was driven by volume gains from each of our “Red, Black, and Silver” three-cola strategy products – Coca-Cola, Coca-Cola Zero, and Diet Coke / Coca-Cola light, including a 14.0 percent increase in Coca-Cola Zero and a greater than 5.0 percent increase in Diet Coke / Coca-Cola light. Our sparkling flavors and energy volume in Europe increased by 3.5 percent, reflecting higher sales of several sparkling beverage products, including Sprite, Dr Pepper, Fanta, and Schweppes. Our juices, isotonics, and other volume increased by 24.0 percent in the second quarter of 2010. This performance reflects a significant increase in sales of our Capri-Sun products, which resulted largely from the introduction of Capri-Sun products in Belgium and the Netherlands. The increase was also driven by significant volume gains for glacéau’s vitaminwater, POWERade, and Nestea products. Sales volume of our water brands decreased by 1.5 percent in the second quarter of 2010, reflecting lower sales of Schweppes Abbey Well mineral water versus strong introductory volume, offset partially by higher sales of Chaudfontaine mineral water.

Consumption

The following table summarizes our volume results by consumption type for the periods presented, as adjusted to reflect the impact of one less selling day during the first six months of 2010 versus the first six months of 2009 (selling days were the same in the second quarter of 2010 and 2009; rounded to the nearest 0.5 percent):

	Second Quarter 2010		First Six Months 2010
	Change	Percent of Total	Change	Percent of Total
North America:
Multi-serve (A)	0.0%	73.5%	(0.5)%	73.5%
Single-serve (B)	2.5	26.5	(2.0)	26.5

Total	0.5%	100.0%	(1.0)%	100.0%

Europe:
Multi-serve (A)	10.5%	59.5%	6.5%	59.5%
Single-serve (B)	(1.5)	40.5	0.0	40.5

Total	5.5%	100.0%	3.5%	100.0%

Consolidated:
Multi-serve (A)	2.0%	69.5%	1.0%	69.5%
Single-serve (B)	1.0	30.5	(1.5)	30.5

Total	2.0%	100.0%	0.5%	100.0%

COCA-COLA ENTERPRISES INC.

(A)	Multi-serve packages include containers that are typically greater than one liter, purchased by consumers in multi-packs in take-home channels at ambient temperatures, and are consumed in the future.
(B)

Single-serve packages include containers that are typically one liter or less, purchased by consumers as a single bottle or can in cold drink channels at chilled temperatures, and consumed shortly after purchase.

Packaging

The following table summarizes our volume results by packaging category for the periods presented, as adjusted to reflect the impact of one less selling day during the first six months of 2010 versus the first six months of 2009 (selling days were the same in the second quarter of 2010 and 2009; rounded to the nearest 0.5 percent):

	Second Quarter 2010		First Six Months 2010
	Change	Percent of Total	Change	Percent of Total
North America:
Cans	(1.0)%	58.5%	(1.5)%	58.0%
PET (plastic)	3.0	40.5	0.0	41.0
Glass and other	(6.5)	1.0	(6.0)	1.0

Total	0.5%	100.0%	(1.0)%	100.0%

Europe:
Cans	7.0%	40.5%	5.0%	40.0%
PET (plastic)	1.5	43.0	1.5	44.0
Glass and other	11.0	16.5	6.5	16.0

Total	5.5%	100.0%	3.5%	100.0%

Consolidated:
Cans	0.5%	53.5%	0.0%	53.0%
PET (plastic)	2.5	41.5	0.5	42.0
Glass and other	9.0	5.0	5.0	5.0

Total	2.0%	100.0%	0.5%	100.0%

Cost of Sales

Cost of sales decreased 1.5 percent in the second quarter of 2010 to $3.6 billion and decreased 2.5 percent in the first six months of 2010 to $6.6 billion. These changes included a currency exchange rate reduction of approximately 1.5 percent in the second quarter of 2010 and a currency exchange rate increase of approximately 0.5 percent in the first six months of 2010. Cost of sales per case decreased 3.5 percent in the second quarter of 2010 versus the second quarter of 2009 and declined 2.5 percent in the first six months of 2010 versus the first six months of 2009. The following table summarizes the significant components of the change in our cost of sales per case for the periods presented (rounded to the nearest 0.5 percent and based on wholesale physical case volume):

	Second Quarter 2010			First Six Months 2010
	North America	Europe	Consolidated	North America	Europe	Consolidated
Changes in cost of sales per case:
Bottle and can ingredient and packaging costs	(3.0)%	(0.5)%	(2.0)%	(4.0)%	0.0%	(2.5)%
Bottle and can currency exchange rate changes	1.0	(7.0)	(1.5)	1.5	(1.5)	0.5
Costs related to post mix, non-trade, and other	1.0	(1.0)	0.0	0.0	(1.0)	(0.5)

Change in cost of sales per case	(1.0)%	(8.5)%	(3.5)%	(2.5)%	(2.5)%	(2.5)%

COCA-COLA ENTERPRISES INC.

The decrease in our bottle and can ingredient and packaging costs in North America during the second quarter and first six months of 2010 was driven by significantly lower cost for several key raw materials, such as aluminum, PET (plastic), and HFCS (sweetener). In Europe, our cost of sales per case benefited from modest commodity price declines.

Effective January 1, 2009, we and TCCC agreed to (1) implement an incidence-based concentrate pricing model in the U.S. with respect to certain brands (including sparkling beverages) that better aligns system interests among all packages and channels, and (2) net a significant portion of our funding from TCCC, as well as certain other arrangements with TCCC related to the purchase of concentrate, against the price we pay TCCC for concentrate. We and TCCC agreed to continue our incidence-based model in the U.S. during 2010 at a rate that is consistent with the 2009 rate. In conjunction with this agreement, we agreed with TCCC to reinvest into the business certain amounts that will be determined based on our performance relative to our 2010 North American annual business plan. As of July 2, 2010, we had recognized amounts totaling $25 million under this agreement, of which, $15 million has been reinvested into the business. We believe the reinvestment of these amounts is important for the long-term growth and health of our business.

Selling, Delivery, and Administrative Expenses

Selling, delivery, and administrative (SD&A) expenses decreased $24 million, or 1.5 percent, in the second quarter of 2010 to $1.7 billion, and decreased $13 million, or 0.5 percent, in the first six months of 2010 to $3.3 billion. These changes included a currency exchange rate reduction of approximately 0.5 percent in the second quarter of 2010 and a currency exchange rate increase of approximately 1.0 percent in the first six months of 2010. The following table summarizes the significant components of the change in our SD&A expenses for the periods presented (in millions; percentages rounded to the nearest 0.5 percent):

	Second Quarter 2010		First Six Months 2010
	Amount	Percent Change of Total	Amount	Percent Change of Total
Changes in SD&A expenses:
General and administrative expenses	$(20)	(1.5)%	$(33)	(1.0)%
Warehousing expenses	(7)	(0.5)	(16)	(0.5)
Selling and marketing expenses	6	0.5	14	0.5
Depreciation and amortization expenses	(18)	(1.0)	(28)	(1.0)
Net mark-to-market losses related to non-designated hedges	7	0.5	5	0.0
Net impact of restructuring charges	(15)	(1.0)	(52)	(1.5)
Transaction related costs	23	1.5	40	1.0
Legal settlements	—	0.0	14	0.5
Currency exchange rate changes	(8)	(0.5)	34	1.0
Other expenses	8	0.5	9	0.5

Change in SD&A expenses	$(24)	(1.5)%	$(13)	(0.5)%

SD&A expenses as a percentage of net operating revenues was 28.7 percent and 29.0 percent in the second quarter of 2010 and 2009, respectively, and 30.8 percent and 30.6 percent in the first six months of 2010 and 2009, respectively. Our operating expenses in the second quarter of 2010 were impacted by (1) lower year-over-year performance related compensation expense under our annual incentive plans; (2) a net reduction in restructuring activity expense; (3) reduced depreciation expense primarily associated with our cold drink equipment; and (4) OCM initiatives. These factors were offset partially by expenses related to the pending Merger with TCCC.

For additional information about our legal settlements and restructuring activities, refer to Notes 8 and 13, respectively, of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES INC.

Interest Expense, Net

Interest expense, net decreased 9.5 percent in the second quarter of 2010 to $131 million from $145 million in the second quarter of 2009. Interest expense, net decreased 11.0 percent in the first six months of 2010 to $268 million from $301 million in the first six months of 2009. The following table summarizes the primary items that impacted our interest expense for the periods presented ($ in billions):

	Second Quarter		First Six Months
	2010	2009	2010	2009
Average outstanding debt balance	$8.7	$9.1	$8.7	$9.1
Weighted average cost of debt	6.0%	5.9%	6.0%	6.0%
Fixed-rate debt (% of portfolio)	91%	86%	91%	86%
Floating-rate debt (% of portfolio)	9%	14%	9%	14%

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

Income Tax Expense

Our effective tax rate was approximately 25 percent and 24 percent for the six months ended July 2, 2010 and July 3, 2009, respectively. Our effective tax rate for the first six months of 2010 included the unfavorable impact of $6 million (1 percentage point increase in our effective tax rate) related to the deferred tax impact of changes made to the tax deductibility of Medicare Part D subsidies as part of the recently enacted health care legislation. Our effective tax rate for the first six months of 2009 included the net favorable impact of $3 million (1 percentage point decrease in our effective tax rate) due to certain tax law changes. Our underlying effective tax rate is expected to be approximately 26 percent for the full-year 2010. Refer to Note 10 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q for a reconciliation of our income tax provision for the first six months of 2010.

In July 2010, the United Kingdom enacted a corporate tax rate change reducing the tax rate in the United Kingdom by 1 percentage point effective April 1, 2011. As a result, we expect to record a deferred tax benefit of approximately $25 during the third quarter of 2010.

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

COCA-COLA ENTERPRISES INC.

We have amounts available to us for borrowing under various debt and credit facilities. These facilities serve as a backstop to our commercial paper programs and support our working capital needs. Our primary committed facility matures in 2012 and is a $2.5 billion multi-currency credit facility with a syndicate of 17 banks. At July 2, 2010, our availability under this credit facility was $2.2 billion. The amount available is limited by the aggregate outstanding borrowings and letters of credit issued under the facility. Upon consummation of the Merger, an amendment to this credit facility will become effective and the credit facility will only be available to TCCC.

We also have uncommitted amounts available under a debt facility that we could use for long-term financing and to refinance debt maturities and commercial paper. The amounts available under this debt facility and the related cost to borrow are subject to market conditions at the time of borrowing.

We satisfy seasonal working capital needs and other financing requirements with operating cash flow, cash on hand, short-term borrowings under our commercial paper programs, bank borrowings, and various lines of credit. At July 2, 2010, we had approximately $1.1 billion in debt maturities in the next 12 months, including $117 million in commercial paper. We plan to repay a portion of the outstanding borrowings under our commercial paper programs and other short-term obligations with operating cash flow and cash on hand. We intend to refinance the remaining maturities of current obligations with either commercial paper or with long-term debt.

Credit Ratings and Covenants

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s, Standard and Poor’s (S&P), and Fitch are A3, A, and A+, respectively. Our ratings outlook from Moody’s is positive, S&P is negative, and Fitch is stable. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Our debt rating can be materially influenced by a number of factors including, but not limited to, acquisitions, investment decisions, and capital management activities of TCCC and/or changes in the debt rating of TCCC. Should our credit ratings be adjusted downward, we may incur higher costs to borrow, which could have a material impact on our financial condition and results of operations.

Our credit facilities and outstanding notes and debentures contain various provisions that, among other things, require us to limit the incurrence of certain liens or encumbrances in excess of defined amounts. Additionally, our credit facilities require that our net debt to total capital ratio does not exceed a defined amount. We were in compliance with these requirements as of July 2, 2010. These requirements currently are not, and it is not anticipated they will become, restrictive to our liquidity or capital resources.

Summary of Cash Activities

During the first six months of 2010, our primary sources of cash included (1) $391 million from operations and (2) $226 million from the exercise of employee share options. Our primary uses of cash were (1) capital asset investments totaling $371 million; (2) dividend payments totaling $90 million; and (3) pension and other postretirement benefit plan contributions of $77 million.

Operating Activities

Our net cash derived from operating activities totaled $391 million in the first six months of 2010 versus $528 million in the first six months of 2009. This decrease was primarily driven by year-over-year increase in payments made under out annual incentive compensation programs, offset partially by strong operating growth in the first six months of 2010 and decreased pension and other postretirement benefit plan contributions. For additional information about the changes in our assets and liabilities, refer to our Financial Position discussion below.

Investing Activities

Our capital asset investments and acquisition of distribution rights represent the principal use of cash for our investing activities. The following table summarizes our capital asset investments for the first six months of 2010 and 2009 (in millions):

	First Six Months
	2010	2009
Supply chain infrastructure improvements	$145	$146
Cold drink equipment	165	182
Vehicle fleet	36	38
Information technology and other capital investments	25	39

Total capital asset investments (A)	$371	$405

COCA-COLA ENTERPRISES INC.

(A)	During 2010, we expect our capital asset investments to approximate $1 billion.

During the six months ended July 3, 2009, we paid Hansen Beverage Company (Hansen) $75 million in conjunction with the acquisition of distribution rights for Monster Energy drinks. These payments approximated the amount that Hansen was required to pay to the previous U.S. and Canadian distributors of Monster Energy drinks to terminate the agreements Hansen had with those distributors. We made additional payments to Hansen of approximately $5 million during the remainder of 2009.

Financing Activities

Our net cash derived from financing activities totaled $92 million in the first six months of 2010 versus net cash used in financing activities of $127 million in the first six months of 2009. The following table summarizes our issuances of debt, payments on debt, and our net issuances on commercial paper for the first six months of 2010 and 2009 (in millions):

				First Six Months
Issuances of debt	Maturity Date	Rate		2010	2009
$250 million note	March 2015	4.25%		$0	$250
$350 million note	March 2012	3.75		0	350
200 million Swiss franc note (A)	March 2013	3.00		0	172
$300 million note	March 2015	4.25		0	300
Other issuances	—	—		1	0

Total issuances of debt				$1	$1,072

				First Six Months
Payments on debt	Maturity Date	Rate		2010	2009
CAD 150 million note	March 2009	5.85%		$0	$(118)
$500 million note (B)	September 2009	4.38		0	(509)
GBP 175 million note	May 2009	5.25		0	(267)
U.S. dollar zero coupon notes (C)	June 2020	8.35		0	(28)
EUR 25 million note	May 2010	—	(D)	(33)	0
Other payments	—	—		(10)	(10)

Total payments on debt, excluding commercial paper				(43)	(932)
Net payments on commercial paper				(21)	(202)

Total payments on debt				$(64)	$(1,134)

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

(C)

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

COCA-COLA ENTERPRISES INC.

(D)	This note carried a variable interest rate at three-month EURIBOR plus 42 basis points.

During the six months ended July 2, 2010 and July 3, 2009, we made dividend payments on common stock totaling $90 million and $68 million, respectively.

During the six months ended July 2, 2010, we received cash totaling $226 million from the exercise of employee share options.

FINANCIAL POSITION

Assets

Trade accounts receivable increased $308 million, or 12.5 percent, to $2.8 billion at July 2, 2010 from $2.4 billion at December 31, 2009. This increase was primarily attributable to the seasonality of our business, offset partially by a reduction in currency exchange rates.

Inventories increased $170 million, or 19.5 percent, to $1.0 billion at July 2, 2010 from $874 million at December 31, 2009. This increase was primarily driven by the seasonality of our business, offset partially by a reduction in currency exchange rates.

Liabilities and Equity

Accounts payable and accrued expenses decreased $248 million, or 7.5 percent, to $3.0 billion at July 2, 2010 from $3.3 billion at December 31, 2009. This decrease was primarily driven by (1) payments made under our annual incentive programs; (2) lower trade accounts payable and accrued marketing costs; and (3) currency exchange rate changes.

Total debt decreased by $155 million to $8.6 billion at July 2, 2010. This decrease was the primarily the result of currency exchange rate changes of approximately $100 million and payments on debt (including commercial paper) exceeding issuances of debt by $63 million.

Defined Benefit Plan Contributions

Contributions to our pension and other postretirement benefit plans totaled $77 million and $260 million during the first six months of 2010 and 2009, respectively. The following table summarizes our projected contributions for the full year ending December 31, 2010, as well as our actual contributions for the year ended December 31, 2009 (in millions):

	Projected(A) 2010	Actual(A) 2009

Pension - U.S.	$15	$322
Pension - non-U.S.	80	152
Other Postretirement	20	20

Total contributions	$115	$494

(A)

These amounts represent only company-paid contributions. During 2010, we do not expect to make any contributions to our U.S. qualified pension plans due to the pending transaction with TCCC. During 2009, our contributions were substantially higher than our projected contributions for 2010 as a result of the significant decline in the funded status of our defined benefit pension plan during 2008. For additional information about the funded status of our defined benefit pension plans, refer to Note 9 of the Notes to Consolidated Financial Statements in our Form 10-K.

COCA-COLA ENTERPRISES INC.

CONTINGENCIES

For information about our contingencies, including outstanding litigation, refer to Note 8 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q.

COCA-COLA ENTERPRISES INC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

The competitive marketplace in which we operate may limit our ability to recover increased costs through higher prices. As such, we are subject to market risk with respect to commodity price fluctuations principally related to our purchases of aluminum, PET (plastic), HFCS (sweetener), and vehicle fuel. When possible, we manage our exposure to these risks primarily through the use of supplier pricing agreements that enable us to establish the purchase prices for certain commodities. We also, at times, use derivative financial instruments to manage our exposure to these risks. Including the effect of pricing agreements and other hedging instruments entered into to date, we estimate that a 10 percent increase in the market prices of these commodities over the current market prices would cumulatively increase our cost of sales during the next 12 months by approximately $80 million. This amount does not include the potential impact of changes in the conversion costs associated with these commodities.

Due to the increased volatility in commodity prices and tightness of the capital and credit markets, certain of our suppliers have restricted our ability to hedge prices through supplier agreements. As a result, we have expanded, and expect to continue to expand, our non-designated commodity hedging programs. Based on the fair value of our non-designated commodity hedges outstanding as of July 2, 2010, we estimate that a 10 percent increase or a 10 percent decrease in market prices would change the fair value of our non-designated commodity hedges by approximately $20 million or $5 million, respectively. For additional information about our derivative financial instruments, refer to Note 6 of the Notes to Condensed Consolidated Financial Statements in the Form 10-Q.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended July 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our pending transaction with The Coca-Cola Company (TCCC) may cause disruption in our business and, if the pending transaction does not occur, we will have incurred significant expenses, may need to pay a termination fee to TCCC, and our share price will decline significantly.

On February 25, 2010, we entered into a Merger Agreement with TCCC (refer to Note 2 of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q). The announcement of the transaction may result in a loss of key personnel and may disrupt our sales and operations, which could have a negative impact on our financial performance. The agreements generally require us to operate our business in the ordinary course pending consummation of the transaction, but include certain contractual restrictions on the conduct of our business that may affect our ability to execute on our 2010 business plan. Additionally, the announcement of the transaction, whether or not it is consummated, may impact our relationships with third parties. The transaction also requires changes to certain of our systems and processes that may adversely affect our ability to process transactions. For example, we must make modification and configuration changes to our main ERP system that will require it to be down for certain periods of time.

The consummation of the transaction is subject to various conditions, including obtaining the approval of 66 2/3 percent of CCE’s shareowners, a majority vote of CCE’s shareowners other than TCCC and its affiliates, subsidiaries, or any of CCE’s or TCCC’s directors and executive officers, the absence of legal prohibitions and the receipt of requisite regulatory approvals, the absence of pending actions by any governmental entity that would prevent the consummation of the transaction, the receipt and continuing validity of a private letter ruling requested of the United States Internal Revenue Service by CCE that is satisfactory to CCE and TCCC, the consummation of the Norway-Sweden acquisition substantially concurrently with the consummation of the transaction and there being no material adverse effect (as defined in the Merger Agreement) on CCE’s North American business. The consummation of the Norway-Sweden acquisition is subject to various conditions, including the receipt of requisite regulatory approvals and the concurrent consummation of the Merger. The agreement also includes customary covenants, as well as a non-compete covenant with respect to New CCE and the right of New CCE to acquire TCCC’s interest in TCCC’s German bottling operations for fair value between 18 and 36 months after the date of the Merger Agreement, on terms to be agreed.

COCA-COLA ENTERPRISES INC.

Under the Merger Agreement, New CCE has agreed to indemnify TCCC for liabilities, including but not limited to, those resulting from the breach of representations, warranties, or covenants, of CCE or New CCE set forth in the Merger Agreement prior to the effective time of the Merger. In accordance with the Merger Agreement, if the losses relating to breaches of CCE’s representations and warranties exceed $200 million, then New CCE must pay up to $250 million of losses in excess of the $200 million (other than breaches of certain fundamental representations or warranties, in respect of which New CCE is liable for all losses, and losses related to tax matters). If New CCE cannot pay the amount it is required to pay to indemnify the TCCC, TCCC can pursue claims against New CCE as an unsecured general creditor of New CCE. New CCE may also have to pay special damages of up to $200 million under certain circumstances. If CCE or New CCE intentionally and recklessly disregards its obligations under the Merger Agreement or fails to cure any breach of a covenant, then TCCC may seek special damages which are not capped against CCE or New CCE which could include exemplary, punitive, consequential incidental, indirect or special damages or lost profits. In addition, under the Tax Sharing Agreement, New CCE will indemnify TCCC and its affiliates from and against certain taxes the responsibility for which the parties have specifically agreed to allocate to New CCE, as well as any taxes and losses by reason of or arising from certain breaches by New CCE of representations, covenants, or obligations under the Merger agreement or the tax sharing agreement and, in certain situations, New CCE will pay to TCCC (i) an amount equal to a portion of the transfer taxes incurred in connection with the separation; (ii) an amount equal to any detriment to TCCC caused by certain actions (or failures to act) by New CCE in connection with the conduct of its business or outside the ordinary course of business or that are otherwise inconsistent with past practice; (iii) the difference (if any) between the amount of certain tax benefits intended to be available to CCE following the separation and the amount of such benefits actually available to CCE as determined for U.S. federal income tax purposes.

The agreement contains specified termination rights for both CCE and TCCC, including that upon termination under specified circumstances, CCE would be required to pay TCCC a termination fee of $200 million, and TCCC would be required to pay CCE an amount equal to twice the amount of CCE’s actual out of pocket expenses related to the transaction not to exceed $100 million. During the six months ended July 2, 2010, we incurred expenses totaling $40 million related to the transaction and expect to incur total expenses of approximately $100 million.

At this point, we cannot predict whether the closing conditions for the pending transaction set forth in the agreements will be satisfied. As a result, there is a risk that the pending transaction will not be completed in a timely manner or at all. If the closing conditions for the transaction set forth in the agreements are not satisfied, or if the transaction is not completed for any other reason, including regulatory challenges, our share price will decline. In addition, if the pending transaction does not occur, we will remain liable for expenses that we have incurred related to the transaction.

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

Additionally, the PPACA and Reconciliation Act included provisions that will reduce the tax benefits available to employers that receive a Medicare Part D subsidies. As a result, during the first quarter of 2010, we recorded tax expense totaling $6 million related to the deferred tax impact of the changes made to the tax deductibility of Medicare Part D subsidies.

COCA-COLA ENTERPRISES INC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Coca-Cola Enterprises Inc. common stock made by us during the second quarter of 2010:

Period	Total Number of Shares Purchased (A)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2010 through April 30, 2010	51,893	$28.22	—	33,283,579
May 1, 2010 through May 28, 2010	2,369	28.03	—	33,283,579
May 29, 2010 through July 2, 2010	18,086	25.91	—	33,283,579

Total	72,348	$27.63	—	33,283,579

(A)

The number of shares reported as purchased are attributable to shares surrendered to Coca-Cola Enterprises Inc. by employees in payment of tax obligations related to stock option exercises, vesting of restricted shares, or distributions from our Stock Deferral Plan.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareowners was held on Friday, April 23, 2010 in Atlanta, Georgia at which the following matters were submitted to a vote of the shareowners of the Company:

(a) Votes cast for or withheld regarding the election of Directors for terms expiring in 2013:

	For	Withheld	Broker Non-Votes
L. Phillip Humann	419,223,115	13,696,179	17,405,797
Suzanne B. Labarge	425,852,996	7,066,298	17,405,797
Véronique Morali	325,475,696	107,443,598	17,405,797
Phoebe A. Wood	427,162,710	5,756,584	17,405,797

Additional Directors, whose terms of office as Directors continued after the meeting, are as follows:

Term expiring in 2011	Term expiring in 2012
Fernando Aguirre	Calvin Darden
John F. Brock	Donna A. James
Irial Finan	Thomas H. Johnson
Orrin H. Ingram II
Curtis R. Welling

COCA-COLA ENTERPRISES INC.

(b) Votes cast for or against, and the number of abstentions and broker non-votes for each other proposal brought before the meeting are as follows:

Proposal	For	Against	Abstain	Broker Non-Votes
Amendment to the 2007 Incentive Award Plan	301,061,441	130,986,737	871,116	17,405,797
Ratification of the Audit Committee’s appointment of independent auditors	445,064,781	4,994,920	265,390	0
Shareowner proposal relating to shareowner approval of certain severance agreements	185,880,201	246,756,918	282,175	17,405,797

COCA-COLA ENTERPRISES INC.

Item 6.	Exhibits

(a) Exhibit (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description	Incorporated by Reference or Filed Herewith
12	Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification by William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of John F. Brock, Chairman and Chief Executive Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

32.2	Certification of William W. Douglas III, Executive Vice President and Chief Financial Officer of Coca-Cola Enterprises pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith.

101.INS	XBRL Instance Document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith.

COCA-COLA ENTERPRISES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCA-COLA ENTERPRISES INC.
(Registrant)

Date: July 28, 2010	/s/ William W. Douglas III
William W. Douglas III
Executive Vice President and Chief Financial Officer

Date: July 28, 2010	/s/ Suzanne D. Patterson
Suzanne D. Patterson
Vice President, Controller, and Chief Accounting Officer